Form 10-Q
period 1996-03-31
AMLI RESIDENTIAL PROPERTIES TRUST
filed 1996-05-15
CIK 914724

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.   20549

                                FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

               For the Quarterly Period Ended March 31, 1996

                       Commission File Number 1-12784

                     AMLI RESIDENTIAL PROPERTIES TRUST
         (Exact name of registrant as specified in its charter)

  Maryland                                   36-3925916
(State of Organization)                   (I.R.S. Employer Identification No.)

125 South Wacker Drive, Suite 3100, Chicago, Illinois        60606
(Address of principal executive office)                    (Zip code)

Registrant's telephone number, including area code:  (312) 984-5037


            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
     ---     ---

The number of the Registrant's Common Shares of Beneficial Interest outstanding was 11,787,879 as of March 31, 1996.

                                                                      INDEX

Part I:  Financial Information

Item 1:       Financial Statements (Unaudited)

           Consolidated Balance Sheets as of March 31, 1996 and
                December 31, 1995                                      3

                Consolidated Statements of Operations for the three
                 months ended March 31, 1996 and 1995                  4

                Consolidated Statements of Cash Flows for the three
                 months ended March 31, 1996 and 1995                  5

                Notes to Consolidated Financial Statements             6 - 18

Item 2:       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                    19 - 25

Part II:  Other Information

Item 4.       Submission of Matters to a Vote of Security Holders     26

Item 6.       Exhibits and Reports on Form 8-K                        26

Signatures                                                            27

   PART I            FINANCIAL INFORMATION

   Item 1.           Financial Statements

                                                                                           AMLI RESIDENTIAL PROPERTIES TRUST
                                                                                              CONSOLIDATED BALANCE SHEETS
                                                                                         March 31, 1996 and December 31, 1995

                                                                                                      (Unaudited)
                                                                                     (Dollars in thousands, except per share data)
                                                                                                 March 31,             December 31
                                                                                                   1996                      1995
                                                                                                   ----                      ----
ASSETS:
Rental apartments:
    Land . . . . . . . . . . . . . . . . . .  . . . . . . . . . . . . . . . . . . .              $ 58,643                   58,643
    Depreciable property . . . . . . . . . . . . . . . . . . . . . . . .  . . . . .               361,330                  361,011
             . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . .              --------                  -------
                                                                                                  419,973                  419,654
    Less accumulated depreciation. . . . . . . . . . . . . . . . . . . .  . . . . .               (41,826)                 (39,157)
             . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . .             ---------                 --------
                                                                                                  378,147                  380,497

Property under development . . . . . . . . . . . . . . . . . . . . . . .  . . . . .                42,763                   23,211
Investments in partnerships. . . . . . . . . . . . . . . . . . . . . . .  . . . . .                17,758                   12,255

Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .  . . . . .                 2,080                    2,279
Security deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . .                 1,874                    1,880
Deferred expenses, net . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . .                 4,922                    5,415
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . .                 9,419                    7,690
             . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . .             ---------                 --------

            Total Assets                                                                         $456,963                  433,227
             . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . .              ========                  =======
LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Debt (note 5). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . .               218,267                  215,255
Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . .  . . . . .                 1,127                    1,230
Accrued real estate taxes payable. . . . . . . . . . . . . . . . . . . .  . . . . .                 3,577                    6,471
Security deposits and prepaid rents. . . . . . . . . . . . . . . . . . .  . . . . .                 2,185                    2,439
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . .                 3,954                    2,592
             . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . .             ---------                 --------
        Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .  . . . . .               229,110                  227,987
             . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . .             ---------                 --------

Commitments and contingencies

Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . .                40,249                   39,077
             . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . .             ---------                  -------

SHAREHOLDERS' EQUITY:
Preferred shares of beneficial interest, $.01 par value,
     1,400,000 authorized, 1,200,000 issued and
     1,100,000 outstanding at March 31, 1996 . . . . . . . . . . . . . .  . . . . .                    11                     -
Shares of beneficial interest, $.01 par value, 148,600,000
    authorized, 11,787,879 and 11,681,659 common shares issued
    and outstanding, respectively. . . . . . . . . . . . . . . . . . . .  . . . . .                   118                      117
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . .  . . . . .               242,927                  218,752
Retained earnings (deficit). . . . . . . . . . . . . . . . . . . . . . .  . . . . .               (18,309)                 (20,705)
Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . .               (37,143)                 (32,001)
             . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . .              --------                  -------
        Total shareholders' equity                                                                187,604                  166,163
                                                                                                 --------                  -------

            Total Liabilities and Shareholders' Equity                                           $456,963                  433,227
                                                                                                 ========                  =======

See accompanying notes to consolidated financial statements.


                                                           AMLI RESIDENTIAL PROPERTIES TRUST
                                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           Three Months Ended March 31, 1996 and 1995
                                                                        (Unaudited)
                                                          (Dollars in thousands, except per share data)

                                                       March 31, 1996                  March 31, 1995
                                                      --------------                  --------------
Revenues:
    Property:
       Rental. . . . . . . . . . . . . . . . . . .       $17,431                          17,129
       Other . . . . . . . . . . . . . . . . . . .           711                             654
    Interest and share of income (loss) from
       Service Companies . . . . . . . . . . . . .            58                             154
    Other interest . . . . . . . . . . . . . . . .           125                              70
    Other. . . . . . . . . . . . . . . . . . . . .           373                             206
                                                        --------                         -------
          Total revenues . . . . . . . . . . . . .        18,698                          18,213
           . . . . . . . . . . . . . . . . . . . .      --------                         -------

Expenses:
    Real estate taxes. . . . . . . . . . . . . . .         2,120                           2,049
    Personnel. . . . . . . . . . . . . . . . . . .         1,594                           1,498
    Building repairs and maintenance
       and maintenance services. . . . . . . . . .         1,115                             954
    Landscaping and grounds maintenance. . . . . .           331                             387
    Utilities. . . . . . . . . . . . . . . . . . .         1,066                           1,044
    Advertising and promotion. . . . . . . . . . .           472                             354
    Property management fees . . . . . . . . . . .           454                             445
    Insurance. . . . . . . . . . . . . . . . . . .           234                             230
    Other operating expenses . . . . . . . . . . .           305                             260
    Interest . . . . . . . . . . . . . . . . . . .         2,818                           3,355
    Amortization of deferred costs . . . . . . . .           451                             461
    Depreciation . . . . . . . . . . . . . . . . .         2,669                           2,728
    General and administrative . . . . . . . . . .           596                             508
    Expenses associated with the AMLI brand name.             -                             125
                                                      ----------                         -------

          Total expenses . . . . . . . . . . . . .        14,225                          14,398
                                                      ----------                         -------

Income before minority interest. . . . . . . . . .         4,473                           3,815
Minority interest. . . . . . . . . . . . . . . . .           807                             761
                                                      ----------                         -------
          Net income . . . . . . . . . . . . . . .         3,666                           3,054

Less income attributable to Series A preferred
  shares . . . . . . . . . . . . . . . . . . . . .           327                            -
                                                      ----------                       ---------
Net income attributable to common shares . . . . .       $ 3,339                           3,054
                                                      ==========                       =========
Net income per common share. . . . . . . . . . . .      $    .29                             .26
Dividends declared and paid per common share . . .      $    .43                             .42







See accompanying notes to consolidated financial statements.

                                                                                           AMLI RESIDENTIAL PROPERTIES TRUST
                                                                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                      Three Months Ended March 31, 1996 and 1995

                                                                                                      (Unaudited)
                                                                                                (Dollars in thousands)
                                                                                     March 31, 1996             March 31, 1995
Cash flows from operating activities:
    Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  3,666                 3,054
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,669                 2,728
       Amortization of deferred costs. . . . . . . . . . . . . . . . . . . . . .             451                   461
       Income from partnerships. . . . . . . . . . . . . . . . . . . . . . . . .             (80)                 -
       Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .             807                   761
    Changes in assets and liabilities:
       Increase in deferred costs. . . . . . . . . . . . . . . . . . . . . . . .            (329)                 (107)
       Decrease in security deposits . . . . . . . . . . . . . . . . . . . . . .               6                    33
       (Increase) decrease in other assets . . . . . . . . . . . . . . . . . . .            (376)                  344
       (Decrease) increase in accrued interest payable . . . . . . . . . . . . .            (103)                  374
       Decrease in accrued real estate taxes . . . . . . . . . . . . . . . . . .          (2,894)               (2,798)
       Decrease in tenant security deposits and prepaid rents. . . . . . . . . .            (254)                 (177)
       Increase (decrease) in other liabilities. . . . . . . . . . . . . . . . .           1,362                  (845)
                                                                                        --------              --------
          Net cash provided by operating activities. . . . . . . . . . . . . . .           4,925                 3,828
                                                                                        --------              --------

Cash flows for investing activities:
    Investments in partnerships. . . . . . . . . . . . . . . . . . . . . . . . .          (5,603)               (1,885)
    Cash distributions from partnerships . . . . . . . . . . . . . . . . . . . .             180                  -
    Advances to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,850)               (1,945)
    Earnest money deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .             500                  (125)
    Capital expenditures - existing properties . . . . . . . . . . . . . . . . .            (333)                 (310)
    Acquisition properties . . . . . . . . . . . . . . . . . . . . . . . . . . .            -                     (485)
    Properties under development, net of reimbursable
       co-investor's costs in 1995 . . . . . . . . . . . . . . . . . . . . . . .         (15,507)                 (305)
                                                                                        --------              --------
          Net cash used in investing activities. . . . . . . . . . . . . . . . .         (22,613)               (5,055)
                                                                                        --------              --------

Cash flows from financing activities:
    Debt proceeds, net of financing costs. . . . . . . . . . . . . . . . . . . .          22,059                12,352
    Debt repayments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (22,518)               (5,192)
    Proceeds from preferred shares offering, net of issuance costs . . . . . . .          23,934                  -
    Net proceeds from treasury lock contracts. . . . . . . . . . . . . . . . . .             336                  -
    Distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,180)               (1,216)
    Dividends. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (5,142)               (4,843)
                                                                                       ---------               -------
          Net cash provided by financing activities. . . . . . . . . . . . . . .          17,489                 1,101
                                                                                       ---------               -------

Net decrease in cash and cash equivalents. . . . . . . . . . . . . . . . . . . .            (199)                 (126)
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . .           2,279                 3,460
                                                                                        --------               -------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . .        $  2,080                 3,334
                                                                                        ========               =======
Supplemental disclosure of cash flow information:
    Cash paid for mortgage and other interest, net of amounts capitalized. . . .        $  2,921                 2,981
                                                                                        ========               =======





See accompanying notes to consolidated financial statements.

            AMLI RESIDENTIAL PROPERTIES TRUST
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             March 31, 1996 and 1995
                    (Unaudited)
      (Dollars in thousands, except per share data)

1.     Organization and Basis of Presentation

       Organization

       Amli Residential Properties Trust (the "Company") commenced operations upon the completion of its initial public offering on February 15, 1994. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position at March 31, 1996 and December 31, 1995 and the results of operations and cash flows for the periods presented, have been made.

       Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results for the three months ended March 31, 1996 are not necessarily indicative of expected results for the entire year.

       The consolidated financial statements include the accounts of the Company and Amli Residential Properties, L. P. (the "Operating Partnership" which holds the operating assets of the Company). The Company is the sole general partner and owns an 82.3% majority interest in the Operating Partnership. The limited partners hold Operating Partnership units which are convertible into shares of the Company on a one-for-one basis, subject to certain limitations.

       Pursuant to the authority vested with the Board of Trustees in the Declaration of Trust dated January 31, 1994, the Trustees classified and designated 1,500,000 unissued shares of beneficial interest of the Company as Series A cumulative convertible preferred shares of beneficial interest. On January 30, 1996, the Company completed the sale of 1,200,000 newly issued Series A convertible preferred shares, $.01 par value, for $24,000 in a registered offering. The price per share of $20 was the price of the Company's common shares on January 15, 1996. The Company sold the preferred shares directly to four institutional investors and Amli Realty Co. ("Amli") without the use of a placement agent or underwriter. The proceeds from the sale of these preferred shares, less $75 of transaction costs, were used to reduce the Company's debt, fund development costs and for general corporate purposes.









                                    6
                        AMLI RESIDENTIAL PROPERTIES TRUST

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                (Unaudited)

       The preferred shares pay a dividend equal to $1.72 per share on an annual basis or the dividend amount paid on common shares, whichever is higher. The Company's Board of Trustees has authorized the payment of dividends at this annual rate for the period from January 30, 1996 to February 20, 1996, the dividend payment date. The preferred shares are perpetual and generally have no voting rights except in certain limited circumstances. The preferred shares may be converted on a share-for-share basis into common shares at any time at a conversion price that shall be adjusted from time to time. After January 30, 2001, the Company may redeem the preferred shares at its option for cash or common shares. The Company may redeem the preferred shares for common shares only when the price of the common shares equals or exceeds the conversion price for 20 of the 30 days preceding the date of redemption notice. The preferred shares and the common shares into which the preferred shares may be converted have been registered under the Company's existing shelf registration.

       On March 6, 1996 Amli converted its 100,000 Series A convertible preferred shares into common shares.

2.     Summary of Significant Accounting Policies

       Real Estate Assets and Depreciation

       Real estate assets are stated at cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred; replacements having an estimated useful life of at least one year and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over useful lives of the properties (buildings and related land improvements -- 40 years; furniture, fixtures and equipment -- 5 - 15 years). Substantially all real estate assets are pledged to secure debt (see note 5).

       In conjunction with acquisitions of existing properties, it is the Company's policy to provide in its acquisition budgets adequate funds to complete any deferred maintenance items and to otherwise make the properties acquired competitive with comparable newly-constructed properties. In some cases the Company will provide in its acquisition budget additional funds to upgrade or otherwise improve new acquisitions.

       Losses in carrying values of investment assets are provided by management when the losses become apparent and the investment asset is considered impaired. Management evaluates its investment properties at least quarterly to assess whether any impairment indications are present, comparing undiscounted future cash flows with the carrying amount of the asset. If any investment asset is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated value. Management believes that no assets are impaired; therefore, no such losses have been required to be recognized or provided in the accompanying financial statements.

       Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" was issued in March 1995 and is effective for fiscal years beginning after December 15, 1995. The Statement does not have a material effect on the financial position or results of operations of the Company.
                                       7

                                                             AMLI RESIDENTIAL PROPERTIES TRUST

                                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                                            (Unaudited)

       Properties Under Development

       At March 31, 1996 the Company's properties under development include parcels of land in the development planning stage on which physical construction will commence during 1996.  Properties currently under development are as follows:
                                                            Number                Number                    Total
                                                            of                    of                       Expended
      Property                        Location              Acres                 Units                   Thru 3/31/96

Wholly Owned:
AMLI at Autumn Chase II              Carrollton, TX            21                   224                      $10,285
AMLI at Autumn Chase III             Carrollton, TX            24                   240                        1,527
AMLI at Gleneagles II                Dallas, TX                12                   264                        5,476
AMLI on Rosemeade II                 Dallas, TX                10                   200                        1,286
AMLI at Fossil Creek (1)             Ft. Worth, TX             19                   384                        1,669
AMLI at Wells Branch (1)             Austin, TX                29                   550                        3,378
AMLI at Crown Colony II              Topeka, KS                 4                    64                          381
AMLI at Regents Center III           Overland Park, KS         16                   124                        1,750
Vinings Square (2)                   Overland Park, KS         14                   156                        2,065
AMLI at Aurora Crossing              Aurora, IL                18                   272                        4,405
AMLI at River Park (1)               Fulton County, GA         23                   222                        3,308
AMLI at Northwinds                   Atlanta, GA               78                   800                        7,233
                                                              ---                 -----                     --------
Total                                                         268                 3,500                       42,763
                                                              ===                 =====                     ========
Co-Investments (Company Ownership Percentage):

AMLI at Barrett Lakes (35%) (3)      Cobb County, GA           54                   446                        4,639
AMLI at Pleasant Hill (40%)          Gwinett County, GA        45                   502                       23,412
                                                              ===                 =====                      =======

(1) It is the Company's intention to develop these land parcels in partnership with one or more institutional investors.

(2) The construction and development of this property is financed entirely by the Company and is accounted for as an acquisition, development and construction loan and all costs are included in the Company's financial statements.

(3) AMLI at Barrett Lakes was conveyed at cost to a 35%-owned co-investment venture in November 1995.

      Interest and Real Estate Tax Capitalization

      Interest and real estate taxes incurred during the construction period are capitalized and depreciated over the lives of the constructed assets. During the three months ended March 31, 1996 and 1995 total interest capitalized was $558 and $310, respectively. Net of amounts capitalized, total interest incurred during the three months ended March 31, 1996 and 1995 aggregated $2,818 and $3,355, respectively.

                       AMLI RESIDENTIAL PROPERTIES TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                              (Unaudited)

       Deferred Expenses

       Deferred costs consist primarily of financing costs which are amortized using the straight-line method over the terms of the related debt. Amortization of deferred costs relating to properties under development are capitalized during the construction period, and depreciated over the lives of the constructed assets. Deferred expenses at March 31, 1996 include $1,086 in unamortized cost of interest rate cap contracts which limit the Company's exposure to increasing rates through various dates in 1997 and 1998. Amounts paid for purchased interest rate cap agreements are amortized over the terms of the related cap contracts.

       Interest Rate Limitation Contracts

       The Company uses interest rate caps and swaps to limit its exposure to increases in interest rates on its floating rate debt. The Company does not use them for trading purposes.

       At March 31, 1996, the Company was a party to various interest rate cap agreements which entitle the Company to receive from counterparties on a monthly basis the amounts, if any, by which the Company's interest payments on certain floating rate debt exceed capped amounts.

       The following summarizes payments received pursuant to interest rate limitation and swap contracts and the estimated remaining value of such contracts at March 31, 1996.

                                                                        Unamortized        Cumulative
                                            Remaining                     Cost               Cash                  Approximate
Notional        Maximum     Type of         Contract      Original       March             Payments                   Value
Amount          Rate        Contract         Maturity     Cost           1996              Received                March 1996
$54,835     3.875% LIBOR       Cap            8/1/97        $2,949          694               2,716                   1,261
 15,000     3.875% LIBOR       Cap              N/A            806            -               1,473                     -
 15,000     7.5% LIBOR         Cap            4/1/97           160           64                 -                         1
  5,845     3.875% LIBOR       Cap            2/15/98          314          147                 186                     194
 31,250     3.0% Tax-Exempt    Cap            2/15/97          621          181                 352                     256
 12,400     6.47% (all-in)    Swap            2/15/97            -            -                 157                      57
 14,000     6.65%             Swap            2/24/97            -            -                   2                      51
                                                           -------       ------               -----                  ------
                                                            $4,850        1,086               4,886                   1,820
                                                           =======       ======               =====                  ======

      As of April 30, 1996, the estimated fair value of the interest rate caps and swaps is approximately $1,857.

      In December 1995 the Company initiated a program of buying and rolling Treasury Locks as a means of limiting its exposure to rising interest rates in anticipation of funding a new $43,900 loan through FNMA (see note 7). The $1,525 net cash received by the Company through May 6, 1996 (the date on which the FNMA certificates were sold) will be deferred and amortized over the ten-year term of the new loan.

       Other Assets

       At March 31, 1996 other assets consist primarily of $3,500 in 13% interest-only notes receivable from the Service Companies due in 2004, $3,065 in other current receivables from the Service Companies and $550 in restricted cash.

                      AMLI RESIDENTIAL PROPERTIES TRUST

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                              (Unaudited)

       Per Share Data

       Earnings per common share are computed based on the weighted average number of common shares outstanding during the period (11,712,975 in 1996 and 11,548,116 in 1995) and after giving effect to dividends on the Company's preferred shares. The assumed exercise of outstanding share options is not considered in the computation as it did not have a materially dilutive effect. The conversion of the convertible preferred shares is not considered in the computation as it is antidilutive.

       Reclassifications

       Certain amounts in the consolidated 1995 financial statements of the Company have been reclassified to conform with the current presentation.

3.     Investments in Partnerships and Service Companies

       Investments in Partnerships

       At March 31, 1996 the Company, as general partner, owns co-investment partnership interests in Amli Foundation Co-Investors, L.P. ("Foundation"); Amli Foundation Co-Investors-II, L.P. ("Foundation II"); Amli at Champions, L.P. ("Champions"); Amli at Windbrooke, L.P. ("Windbrooke"); Amli at Willeo Creek, L.P. ("Willeo Creek"); Amli at Chevy Chase L.P. ("Chevy Chase"); Pleasant Hill Joint Venture ("Pleasant Hill"); and Barrett Lakes Limited Liability Company ("Barrett"); and a nominal interest in the GP Properties. These co-investment partnerships are accounted for using the equity method. Investments in partnerships at March 31, 1996 and the Company's share of income or loss for the three months ended March 31, 1996 from each (excluding the GP Properties) are summarized as follows:

                                                                                 Equity (Deficit)
                                                                                                           Total       Company's
                                              Prop (Co.    Total                Company's  Company's     Net Income   Share of Net
                       Partnership           Own. %)       Assets      Total     Share   Investment       (Loss)     Income (Loss)
Foundation        AMLI at Park Place              (25%)    $20,224       7,010       1,752        1,715        134         33
Foundation II     AMLI at Greenwood Forest        (15%)     17,637       5,732         860          840        (93)       (14)
Champions         AMLI at Champions Park          (15%)     12,641       3,278         492          492        (77)       (11)
Champions         AMLI at Champions Centre        (15%)      9,869       2,975         446          446        (34)        3
Windbrooke        AMLI at Windbrooke              (15%)     18,114       6,075         911          911         10         2
Willeo Creek      AMLI at Willeo Creek            (30%)     15,856       5,548       1,664        1,664         42         10
Chevy Chase       AMLI at Chevy Chase             (33%)     47,432      16,078       5,306        5,306          -         -
Pleasant Hill (1) AMLI at Pleasant Hill           (40%)     24,050      12,165       5,184        4,927        154         57
Barrett           AMLI at Barrett Lakes           (35%)      4,738       4,054       1,419        1,457          -         -
                                                             =====       =====    --------       ------      =====      -----
                                                                                    18,034       17,758                    80
                                                                                   =======       ======                  ====

                          AMLI RESIDENTIAL PROPERTIES TRUST

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                         (Unaudited)

       The fixed-rate debt financing which has been obtained from various insurance companies on behalf of these co-investment partnerships is summarized below:

                                                     Total          Outstanding    Interest
        Property                                   Commitment        at 3/31/96      Rate         Maturity
AMLI at Park Place                                    $13,000            12,763       8.21%     October 1999
AMLI at Greenwood Forest                               11,625            11,625       8.95%         May 2002
AMLI at Champions Park                                  9,500             9,176       7.26%    December 1997
AMLI at Champions Centre                                6,700             6,700       8.93%     January 2002
AMLI at Windbrooke                                     11,500            11,500       9.24%    February 2002
AMLI at Willeo Creek (1)                               10,000            10,000       7.75%        June 1996
AMLI at Chevy Chase                                    29,767            29,767       6.67%       April 2003
AMLI at Pleasant Hill                                  15,500             9,735       9.15%       March 2007
AMLI at Barrett Lakes                                  16,680                 1       8.50%    November 2009

      (1) On April 25, 1996, this loan was replaced by a 6.77% seven-year first mortgage for the same amount. Principal amortization will commence one year later based on a 25-year amortization.

      In general, these loans provide for monthly payments of principal and interest based on a 25 or 27 year amortization schedule and a balloon payment at maturity. Loans against newly-completed properties provide for payments of interest only for an initial period, with principal amortization commencing generally within two years of completion of construction and initial lease-up.

      Investments in partnerships at December 31, 1995 and the Company's 1995 share of income or loss from each (excluding the GP Properties from which the Company received distributions and recorded income of $2) are summarized as follows:

                                                 Equity (Deficit)
                                                                                                           Total         Company's
                      Property (Company's            Total                        Company's  Company's    Net Income   Share of Net
Partnership           Ownership Percentage)          Assets          Total           Share  Investment   (Loss)       Income (Loss)
Foundation            AMLI at Park Place (25%)             $20,658       7,116         1,780      1,742        354           90
Foundation II         AMLI at Greenwood Forest (15%)        18,086       5,946           892        872       (226)         (33)
Champions             AMLI at Champions Park (15%)          13,032       3,355           503        503       (273)         (41)
Champions             AMLI at Champions Centre (15%)        10,158       3,009           451        443       (398)         (60)
Windbrooke            AMLI at Windbrooke (15%)              18,174       6,190           928        928        (38)          (6)
Willeo Creek          AMLI at Willeo Creek (30%)            15,829       5,630         1,689      1,692         (7)           -
Pleasant Hill (1)     AMLI at Pleasant Hill (40%)           21,215      12,012         5,122      4,869        207           82
Barrett               AMLI at Barrett Lakes (35%)            4,013       3,406         1,192      1,206          -            -
                                                            ======      ======       -------     ------       ====         ----


                                                                                     $12,557     12,255                      32
                                                                                     =======     ======                    ====


                   AMLI RESIDENTIAL PROPERTIES TRUST

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                             (Unaudited)

      Investments in Service Companies

      In connection with its initial public offering (June 1994 in the case of Amrescon), the Company obtained 5% of the voting common stock and 100% of the nonvoting preferred stock in the Service Companies, which provide property management, construction, landscaping, investment advisory and asset management services to the Company and to certain other parties.
The nonvoting preferred stock entitles the Company to approximately 95% of all cash distributions from the Service Companies. The Company accounts for its investments in the Service Companies using the equity method of accounting.

      Summarized combined financial information of the various Service Companies at and for the three months ended March 31, 1996 and 1995 follows:

                                                                                  1996                    1995
               Income(1)                                                        $1,229                     864
               General and administrative expenses                              (1,106)                   (749)
                                                                               -------                   -----
                                                                                   123                     115

               Interest                                                           (165)                   (119)
               Depreciation                                                        (27)                    (12)
               Income taxes                                                         39                     (18)
                                                                               -------                  ------
                 Loss                                                           $  (30)                    (34)
                                                                               =======                  ======
               Total assets                                                     $8,334                   3,163
                                                                                ======                  ======
          (1) Net of construction and landscaping costs.

       Interest expense of the Service Companies relates primarily to the 13% notes payable by Amli Management Company and Amli Institutional Advisors, Inc. to the Company and to working capital advances made to Amrescon, Inc.

4.     Related Party Transactions

       General and administrative expenses as included in the accompanying consolidated statements of operations include allocations of costs to the Company from Amli and its affiliates.

Such allocations are not in excess of Amli's cost of providing services to the Company, including personnel, occupancy and other corporate overhead. The Company and the Service Companies have agreed to pay for a share of Amli's total occupancy cost.

              AMLI RESIDENTIAL PROPERTIES TRUST
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                           (Unaudited)

       During the three months ended March 31, 1996 and 1995 the Company accrued or paid to the Service Companies fees and other costs and expenses as follows:
                                                               1996      1995

 Management fees                                                $454      445
 General contractor fees                                         105       26
 Landscaping and ground maintenance                              155      165
                                                             =======   ======
       During the three months ended March 31, 1996 and 1995 the Company earned or received from the Service Companies other income as follows:

                                                                1996    1995

               Interest on notes receivable                     $114     114
               Interest on advances                               53       3
                                                                ====    ====
       During the three months ended March 31, 1996 and 1995 the Company earned or received from co-investment partnerships other income as follows:

                                                                1996     1995
               Development fees                                 $ 32       78
               Acquisition fees                                   92       39
               Disposition fees                                   66        -
               Asset management fees                              77       54
               Accounting and administrative fees                  2        7
               Interest on advances                               13        6
                                                                ====      ===
       The development and acquisition fees earned from co-investment partnerships as shown above include only the partners' shares of such fees, as the Company's share of the partnership's cost is eliminated in consolidation.

                       AMLI RESIDENTIAL PROPERTIES TRUST

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                              (Unaudited)

5.     Debt

       Bond financing

       AMLI at Spring Creek, an 1,180-unit apartment community in Atlanta, Georgia secures a total of $40,750 of tax-exempt bonds. The terms of the bonds require that a portion of the apartment units be leased to individuals who qualify based on income levels specified by the U.S. Government. The bonds bear interest at a variable rate; however, $31,250 of the total $40,750 has an interest rate cap contract in place against increases in a tax-exempt index rate above 3%. The variable rate is adjusted weekly based upon the remarketing rate for these bonds (4.25% at April 30, 1996; 3.36% average for the three months ended March 31, 1996). The credit enhancement for the bonds was provided by a $41,297 five-year letter of credit from Wachovia Bank which expires on October 15, 1999.

       Mortgage notes payable to financial institutions

       At March 31, 1996, the Company owes a total of $67,550 pursuant to nine fixed rate mortgage notes payable to seven financial institutions. Each loan is secured by a first mortgage on the respective residential apartment community and is non-recourse to the partners, except for a $1,500 portion of one of the mortgage notes payable and $13,752 of another mortgage note payable. The loans bear interest at fixed rates between 7.0% and 9.9%, with maturities extending through September 1, 2005.

       Other notes payable

       Other notes payable are comprised of five floating rate loans due to financial institutions aggregating $105,810, $3,407 in purchase money note and $750 in another note payable. These loans bear interest at rates of 150 to 200 basis points over LIBOR (6.9% -7.4% at March 31, 1996). Of the total, $12,400 is the subject of an interest rate swap fixing the interest rate at 6.47% through February 15, 1997 and $14,000 is subject to an interest rate swap fixing the rate at 6.65% through February 24, 1997. In addition, a total of $75,680 is covered by interest rate caps for protection against increases in floating rate, namely, a 30-day LIBOR cap above 3.875% on $54,835 through August 1, 1997; a 7.5% LIBOR cap on $15,000 through April 1, 1997; and a 3.875% LIBOR cap on $5,845 through February 15, 1998.

                                  14
                     AMLI RESIDENTIAL PROPERTIES TRUST
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                               (Unaudited)

       Of the aggregate $189,850 of other notes payable, $10,000 is outstanding on the $39,628 Lehman Line of Credit; $32,535 is outstanding on the $50,000 Wachovia line of credit; $7,949 is outstanding on the $27,000 Citicorp facility; $491 is outstanding on the $6,230 construction loan for AMLI at Regents Center Phase III; and $4,437 in letters of credit are outstanding on an $8,000 line of credit from Harris. Following the closing of the new loan from FNMA, and repayment of the Lehman Line of Credit (see note 7) a total $45,819 (net of $4,437 letters of credit) of unused credit is available to fund future development, acquisition and working capital needs. The line of credit agreements provide for customary borrower covenants, including among other things, minimum debt service coverage ratios and maximum loan to value ratios.






























                                  15

                                                            AMLI RESIDENTIAL PROPERTIES TRUST

                                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                                                                      (Unaudited)
       The table below sets forth certain information relating to the indebtedness of the Company.

                                                     Original      Balance        Interest    Maturity      Balance
Encumbered Properties                                 Amount      at 3/31/96         Rate     Date         at 12/31/95
Bond Financing:
AMLI at Spring Creek                                  $ 40,750     40,750        Tax-exempt       10/1/24    40,750
                                                                                 rate + 1.23%
Mortgage Notes Payable to Financial Institutions:
AMLI at Alvamar                                          5,000      4,808         9.38%            3/1/97     4,819
AMLI at the Arboretum                                    4,800      4,484         9.90%           9/28/97     4,504
AMLI at Gleneagles                                       8,500      8,225         7.70%          10/31/97     8,248
AMLI at Martha's Vineyard                                7,060      6,750         7.42%           11/1/97     6,776
AMLI at Reflections                                      4,800      4,594         7.50%           6/30/98     4,615
AMLI on Rosemeade                                        7,050      6,777         7.02%           10/5/98     6,807
AMLI at Sherwood                                         7,320      7,114         7.75%            7/1/03     7,115
AMLI at Valley Ranch                                    11,500     11,046         7.625%          7/10/03    11,092
AMLI at Regents Center                                  20,100     13,752          (1)             9/1/05    13,776
                                                      --------     ------                                   -------
Total Mortgage Notes Payable                            76,130     67,550                                    67,792
                                                      --------     ------                                   -------
Other Notes Payable:
AMLI at Vinings
AMLI at Sope Creek Phase I, II & III
AMLI at Sope Creek Phase IV                             50,000     32,535           L+1.50%(2)    5/31/98    32,535
                                                       -------    -------           ---------     -------    ------

AMLI at Autumn Chase I & II
AMLI at Chase Oaks
AMLI at Gleneagles Phase II                             27,000      7,949           L+1.65%(3)    2/28/98     2,343
                                                       -------   --------           ----------    -------    ------
AMLI in Great Hills
AMLI at Bear Creek (6)
AMLI at Nantucket (6)
AMLI at Riverbend
AMLI at West Paces (6)                                 54,835      54,835            5.76%(4)     8/9/01     54,835
                                                      -------     -------            --------     ------     ------
AMLI of North Dallas
AMLI at Beekman Place
AMLI on Timberglen (6)
AMLI on the Green                                       39,628     10,000             L+1.85%     2/9/99     16,000
                                                       -------    -------            --------     ------     ------
AMLI at Park Sheridan                                    8,000          -             L+1.65%(5) 8/30/98        250
AMLI at Park Sheridan                                    6,230        491             L+2.00%    10/9/96          -
Northwinds                                               3,407      3,407   Non-interest bearing      -
Unsecured                                                  750        750              4.00%      Demand        750
                                                      --------   --------                                   -------
  Total Other Notes Payable                            189,850    109,967                                   106,713
                                                      --------   --------                                   -------
  Total                                               $306,730    218,267                                   215,255
                                                      =========  ========                                   =======

(1)         $13,800 at 8.73%; $6,300 at 9.23% is expected to fund later in 1996.
(2) Of the total $32,535 in borrowings, $8,775 relating to AMLI at Sope Creek Phase IV is at LIBOR + 1.75% changing to LIBOR + 1.50% after achievement of certain net operating income levels as defined. The Company has used interest rate derivative contracts to fix the interest rate at 6.47% through February 15, 1997 on $12,400, to fix the interest rate at 6.65% through February 24, 1997 on $14,000 , and to limit the interest rate to 5.38% through February 15, 1998 on $5,845.
(3) For amounts in excess of $15,425 borrowed under this facility, the rate will be LIBOR + 2.00% changing to LIBOR + 1.85% after issuance of certificate of occupancy and to LIBOR + 1.65% after achievement of certain net operating income levels as defined.
(4) Current LIBOR + 1.88% rate is capped at 5.76% until August 1, 1997, at which time loan bears fixed interest at 8.35%.
(5) The interest rate will decrease to LIBOR + 1.50%, LIBOR + 1.375%, or LIBOR + 1.25% based on Company's S&P or Moody's rating.
(6) Unencumbered following financings closing in April and May 1996 - see note 7.

                              AMLI RESIDENTIAL PROPERTIES TRUST

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                      (Unaudited)
As of March 31, 1996, the scheduled maturities of the Company's debt are as follows:
                                                                                     Fixed Rate
                                                                                      Mortgage
                                                                                     Notes Payable       Other
                                                                    Bond              to Insurance       Notes
                                                                 Financings            Companies        Payable           Total
            1996 . . . . . . . . . . . . . . . . . . . . . . .   $    -                765               6,315             7,080
            1997 . . . . . . . . . . . . . . . . . . . . . . .        -             24,750               3,514            28,264
            1998 . . . . . . . . . . . . . . . . . . . . . . .        -             11,530              44,391            55,921
            1999 . . . . . . . . . . . . . . . . . . . . . . .        -                591               2,290             2,881
            2000 . . . . . . . . . . . . . . . . . . . . . . .        -                639                 678             1,317
                                                                 ------             ------              ------           -------
            Thereafter . . . . . . . . . . . . . . . . . . . .   40,750             29,275              52,779           122,804
                                                                 ======             ======              ======           =======

6.     Commitments

       The Company has obtained a $42,000 seven-year, 7.31% loan commitment provided by CIGNA. This loan is anticipated to close in May 1996. The Lehman Whole Loan has an outstanding balance of $54,835 and will be prepaid upon funding of this loan commitment. The CIGNA loan is to be secured by first mortgages on the AMLI in Great Hills and the AMLI at Riverbend properties.

       In conjunction with the February 1996 acquisition of land for the development of Aurora Crossing, the Company may be obliged, at the option of the unit holder, to purchase 26,182 Operating Partnership units at the then current market value of the Company's shares of beneficial interest.

7.     Subsequent Events

       In April 1996, the $27,000 revolving credit and construction loan facility with Citicorp Real Estate, Inc. was sold to First Chicago/NBD. Concurrently, the loan was modified to increase the commitment amount to $29,500 and reduce the interest rate to LIBOR plus 1.65%. This credit facility will be used primarily to fund the Company's development activities.

       On April 29, 1996, the Company closed on a $43,907 ten-year, 7.79% loan provided by FNMA. This loan is secured by mortgages on three properties in Dallas, Texas. The loan proceeds, net of .75% financing fee, are being used primarily to extinguish the Lehman Line of Credit, provide a source of funds (together with the proceeds from the CIGNA loan described below) to prepay the Lehman Whole Loan, and to pay down the balance on First
Chicago/NBD revolving loan.

       On April 30, 1996, the Company through a co-investment partnership in which it has a 40% interest, acquired a 488-unit apartment community located in Willowbrook, Illinois. The purchase price of $36,543 was funded from the partners' capital contributions. The partnership is in the process of obtaining a first mortgage on this property.
                                  17
                 AMLI RESIDENTIAL PROPERTIES TRUST
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                         (Unaudited)


       On May 6, 1996, the Company issued 143,500 Operating Partnership units in exchange for the contribution of 24 acres of land by an unrelated party.

The Company plans to start construction on a 312-unit apartment community on this site later in 1996. The Company will provide its new investor with the opportunity to acquire registered shares by filing a registration statement in the near future.







































                                18
Item 2.
       Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)

The following discussion is based primarily on the consolidated financial statements of Amli Residential Properties Trust (the "Company") as of March 31, 1996 and December 31, 1995 and for the three months ended March 31, 1996 and 1995.

This information should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

As of March 31, 1996, the Company owns an 82.3% general partnership interest in the Operating Partnership, which holds the operating assets of the Company. The limited partners hold Operating Partnership units ("OP Units") which are convertible into shares of the Company on a one-for-one basis, subject to certain limitations. The Company has qualified, and anticipates continuing to qualify, as a real estate investment trust ("REIT") for Federal income tax purposes.

Liquidity and Capital Resources

At March 31, 1996 the Company has $2,080 in cash and cash equivalents.

At March 31, 1996 the Company has outstanding borrowings of approximately $32,535 on a $50,000 line of credit from Wachovia Bank secured by mortgages on two properties in Georgia. Of the total outstanding, the rate on $12,400 has been fixed at 6.47% until February 15, 1997 and $14,000 has been fixed at 6.65% through February 24, 1997 through use of an interest rate swap contracts. In addition, $5,845 has an interest rate cap contract in place as protection against increases in LIBOR above 3.875% through February 15, 1998. The remaining credit availability of $17,465 is anticipated to be used to fund future acquisition or development activities.

At March 31, 1996 the Company has outstanding borrowings of $10,000 against the Lehman Line of Credit commitment of $39,628. The Lehman Line of Credit was terminated on April 29, 1996 upon closing of FNMA loan.

In April 1996, the $27,000 revolving credit and construction loan facility with Citicorp Real Estate, Inc. was sold to First Chicago/NBD which has modified the loan to increase the commitment amount to $29,500 and reduce
the interest rate to LIBOR plus 1.65%.   Of the total credit facility,
approximately $21,200 will be used to fund development costs (excluding land costs) of a 224-unit Amli at Autumn Chase Phase II and a 264-unit Amli at Gleneagles Phase II, both developments located in Dallas, Texas. The balance of the loan facility will be available for general purposes of the Company.

On April 29, 1996, the Company closed on a $43,907 ten-year, 7.79% loan provided by FNMA. This loan is secured by mortgages on three properties in Dallas, Texas. The loan proceeds, net of .75% financing fee, were used in part to repay the Lehman Line of Credit and pay down the balance on First Chicago/NBD revolving loan.
                                 19
In May the Company anticipates funding the $42,000 seven-year, 7.31% CIGNA loan and repaying the Lehman Whole Loan. The total $85,907 in financings in April and May 1996 will have the following effect on the Company's total debt:

- -      increase in weighted average annual interest rate of 0.4% to 6.9% to
August 1, 1997 and decrease in weighted average annual interest rate of 0.2% in the four years thereafter;

- -      increase in weighted average term by 1.6 years to 5.6 years;

- -      increase in percentage of debt that is fixed-rate debt to 67% from 54%;

- -      decrease in deferred expenses and amortization, especially to August 1,
1997;

- -      increase in unencumbered operating properties from one to five;

- -      net extraordinary or otherwise non-recurring charges and credits of approximately $950, which is primarily attributable to the non-cash write-off of deferred expenses relating to the Lehman loans.

At March 31, 1996, the Company has $13,752 outstanding balance on its $20,100 loan provided by Teachers Insurance and Annuity Association. This loan is secured by AMLI at Regents Center in Overland Park, Kansas. The remaining commitment is anticipated to fund later this year upon substantial completion of the additional 124-unit Phase III under construction at this property. The proceeds are anticipated to be used to repay the $6,230 Harris Trust and Savings Bank construction loan.

At March 31, 1996, the $6,230 construction loan provided by Harris Trust and Savings Bank for Phase III of AMLI at Regents Center has an outstanding balance of $491. The loan, which is unsecured with respect to the property under construction, bears LIBOR plus 2% floating interest rate and will mature on October 9, 1996.

For the three months ended March 31, 1996 net cash provided by operating activities was $4,925. For the three months ended March 31, 1995, cash provided by operating activities was $3,828. The increase was primarily attributable to the $485 increase in total revenues and the $537 decrease in interest expense.

Cash flows used for investing activities increased to $22,613 for the three months ended March 31, 1996 as compared with $5,055 for the three months ended March 31, 1995. The increase is largely due to an increase in the amounts expended for development costs of $15,202 and investments in partnerships of $3,718.

Net cash flows provided by financing activities was $17,489 for the three months ended March 31, 1996 and $1,101 for the three months ended March 31, 1995. Such cash flows for the three months ended March 31, 1996 reflected the issuance of preferred shares of beneficial interest resulting in the net cash proceeds of $23,934.

                             20
Funds from Operations

Funds from operations is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis.

Funds from operations is widely accepted in measuring the performance of equity REITs. An understanding of the Company's funds from operations will enhance the reader's comprehension of the Company's results of operations and cash flows as presented in the financial statements and data included elsewhere herein. Funds from operations should not be considered an alternative to net income or any other GAAP measurement as a measure of the results of the Company's operations, the Company's cash flows or liquidity.

Funds from operations for the three months ended March 31, 1996 and 1995 are summarized as follows:

                                                           March 31,     March 31,
                                                             1996          1995
           Net income before minority interest               $4,473        3,815
           Depreciation                                       2,669        2,728
           Other, net(1)                                        175          197
                                                             ------       ------
           Funds from operations                             $7,317        6,740
                                                             ======       ======
           Total shares - weighted average,
             including shares issuable upon conversion
             of preferred shares and units                   15,254       14,427
                                                             ======       ======

      (1) Includes share of co-investment partnerships' depreciation and, in 1995, non-recurring expenses associated with the AMLI brand name.

The Company expects to pay quarterly dividends from cash available for distribution. Until distributed, funds available for distribution will be invested in short-term investment grade securities or used to temporarily reduce outstanding balances on the company's revolving lines of credit.

The Company expects to meet its short-term liquidity requirements by using its working capital and any portion of net cash flow from operations not distributed currently. The Company is of the opinion that its future net cash flows will be adequate to meet operating requirements in both the short and the long term and provide for payment of dividends by the Company in accordance with REIT requirements. In order to qualify as a REIT, the Company is required to distribute dividends to its shareholders equal to 95% of its REIT taxable income. The Company's 1996 estimated dividend payment level equals an annual rate of $1.72 per share. The Company estimates that approximately 35% of the total dividends to be paid in 1996 will be treated as a return of capital.



                                   21
The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, repayment of loans for construction, development, and acquisition activities through the issuance of long-term secured and unsecured debt and additional equity securities of the Company (or OP Units). On July 20, 1995, the Company's shelf registration became effective. The registration now provides for up to an aggregate of $200,000 of preferred shares, common shares and security warrants which the Company may issue from time to time.

On January 30, 1996, the Company issued 1,200,000 Series A cumulative convertible preferred shares of beneficial interest for $20 per share, or $24,000 directly to four institutional investors and Amli Realty Co. ("Amli") in a registered offering, without the use of a placement agent or underwriter. The proceeds of the offering, less $75 of transaction costs, were used to reduce the Company's debt, fund development costs and for working capital requirements. Amli converted its 100,000 preferred shares to 100,000 common shares on March 6, 1996.

During 1994, the Company commenced development of three residential apartment communities, AMLI at Autumn Chase Phase II and AMLI at Gleneagles Phase II (both located in Dallas) and AMLI at Sope Creek Phase IV in Atlanta. The approximate development costs (including land cost) are $35,000. AMLI at Sope Creek Phase IV was completed in December 1995. The construction of the properties in Dallas is expected to be substantially completed in 1996. The Company has also commenced development activities on additional sites in Austin, Texas and Overland Park, Kansas. Furthermore, in 1995 the Company started planning and pre-development activities on four additional sites in Fort Worth, Dallas, Atlanta and Kansas. The costs of these development activities are expected to be funded from existing credit availability and/or in partnership with institutional investors.

In February 1996, the Company acquired two land parcels in Atlanta, Georgia and Aurora, Illinois for a total price of $11,023. The Atlanta parcel was acquired for cash and a note anticipated to be paid by May 30, 1996 from proceeds of the CIGNA loan. The consideration for the Aurora land parcel was satisfied in part by 26,182 OP Units, with the remaining purchase price paid in cash. The Company intends to develop a 272- unit apartment community on the Aurora site in partnership with an institutional investor and an 800-unit apartment community on the Atlanta site either for its own account or in partnership with an institutional investor.

In January 1995, the Company, through a co-investment partnership, commenced construction of the 502-unit AMLI at Pleasant Hill apartment development.
Total development costs of approximately $26,100 were funded first from the venturers' capital contributions and thereafter are being funded from the $15,500 fixed rate construction and permanent loan provided by the co-venturer.

In November 1995, the Company, through a co-investment joint venture, began construction of the 446-unit AMLI at Barrett Lakes apartment community on 54 acres of land located in Atlanta, Georgia. Of the total estimated development costs of $27,800, the co-venturer has provided $16,680 of construction and permanent financing for this development, and the remaining costs are being funded from the Company's and the co-investor's equity contributions.


                            22
Capital Expenditures

Capital expenditures are those made for assets having a useful life in excess of one year and include replacements (including carpeting and appliances) and betterments, such as unit upgrades, enclosed parking facilities and similar items.

In conjunction with acquisitions of existing properties, it is the Company's policy to provide in its acquisition budgets adequate funds to complete any deferred maintenance items and to otherwise make the properties acquired competitive with comparable newly-constructed properties. In some cases, the Company will provide in its acquisition budget additional funds to upgrade or otherwise improve new acquisitions.

Inflation

Virtually all apartment leases at the Properties and co-investment properties are for six or twelve months' duration. This enables the Company to pass along inflationary increases in its operating expenses on a timely basis. Because the Company's property operating expenses (exclusive of depreciation and amortization) are approximately 42.4% of rental and other revenue, increased inflation typically results in comparable increases in income before interest and general and administrative expenses, so long as rental market conditions allow increases in rental rates while maintaining stable occupancy.

An increase in general price levels may immediately precede, or accompany, an increase in interest rates. The Company's exposure to rising interest rates is mitigated by the existing debt level of approximately 40.9% of the Company's current market capitalization, by including intermediate term fixed rate debt, and by having interest rate protection in place on substantially all of its variable rate indebtedness through August 1, 1997 with respect to LIBOR and through February 15, 1997 with respect to a tax exempt index. As a result, for the foreseeable future, increases in interest expense resulting from increasing inflation are anticipated to be less than future increases in income before interest and general and administrative expenses.

Results of Operations

During the period from January 1, 1995 through March 31, 1996 growth in property revenues and property operating expenses resulted from increases at properties owned as of January 1, 1995, and from the newly constructed properties.

During the same period, the Company has invested in four co-investment partnerships, which own the 236-unit AMLI at Windbrooke in Buffalo Grove, Illinois, the 242-unit AMLI at Willeo Creek in Roswell, Georgia, the 316-unit AMLI at Greenwood Forest in Houston, Texas and the 592-unit AMLI at Chevy Chase in Buffalo Grove, Illinois.

For the quarter ended March 31, 1996, net income was $3,666, or $.29 per share, on total revenues of $18,698. For the quarter ended March 31, 1995 net income was $3,054 or $.26 per share on total revenues of $18,213.

                           23
On a "same community" basis, weighted average occupancy of the apartment units decreased slightly to 94.1% for the quarter ended March 31, 1996 from 95.1% for the same period in the prior year. For the three months ended March 31, 1996, weighted average collected rents increased by 5.7% to $645 from $610 per unit per month for the three months ended March 31, 1995.

Comparison of Three Months Ended March 31, 1996 to Three Months Ended March 31, 1995.

Income before minority interest increased to $4,473 for the three months ended March 31, 1996 from $3,815 for the three months ended March 31, 1995. This increase in net income was primarily attributable to a $537 decrease in interest expense and a $485 increase in total revenues, reduced by a $470 increase in property operating expenses. For the three months ended March 31, 1996 and 1995 net income was $3,666 and $3,054, respectively.

Total property revenues increased by $359 or 2.0%. On the same community basis total property revenues increased by $838 or 5.0%.

Property operating expenses increased by $470, or 6.5%. On the same community basis property operating expenses increased by $610 or 8.9%.

Interest expense, net of the amounts capitalized, decreased from $3,355 to $2,818, or 16.0%.

General and administrative expenses increased from $508 for the three months ended March 31, 1995 to $596 for the three months ended March 31, 1996.























                                        24

                                                                                        OCCUPANCY


The following is a listing of approximate physical occupancy levels by quarter for the Company's wholly-
owned properties:
                                Number                             1996                                       1995
                                of          at            at           at      at         at           at       at            at
Location/Property               Units       12/31        9/30         6/30     3/31      12/31         9/30    6/30           3/31
Dallas/Ft. Worth, Texas
    AMLI at Autumn Chase          226                                           94%        93%           93%    96%           100%
    AMLI at Bear Creek            350                                           95%        93%           97%    94%            99%
    AMLI at Beekman Place         224                                           97%        96%           99%    96%            97%
    AMLI at Chase Oaks            250                                           98%        96%           97%    99%            96%
    AMLI at Gleneagles            326                                           95%        96%           97%   100%            98%
    AMLI on the Green             424                                           97%        92%           95%    97%            98%
    AMLI at Nantucket             312                                           98%        96%           97%    99%            97%
    AMLI of North Dallas          808                                           97%        95%           98%    98%            97%
    AMLI at Reflections           212                                           95%        93%           98%    98%            93%
    AMLI on Rosemeade             236                                           98%        95%           99%    98%            98%
    AMLI on Timberglen            260                                           97%        92%           99%    98%            94%
    AMLI at Valley Ranch          460                                           95%        94%           96%    98%            91%
                                -----                                           ---        ---           ---    ---            ---
                                4,088                                           96%        94%           97%    98%            96%
                                -----                                           ---        ---           ---    ---            ---
Austin, Texas
    AMLI at the Arboretum         231                                           96%        95%           98%    99%            93%
    AMLI in Great Hills           344                                           96%        91%           94%    95%            98%
    AMLI at Martha's Vineyard     360                                           95%        94%           96%    94%            96%
                               ------                                           ---        ---           ---    ---            ---
                                  935                                           96%        93%           96%    96%            96%
                               ------                                           ---        ---           ---    ---            ---
Atlanta, Georgia
    AMLI at Sope Creek            463                                           93%        95%           97%    95%            98%
  AMLI at Sope Creek Phase IV     232                                           98%     lease up      lease up  lease up       N/A
    AMLI at Spring Creek        1,180                                           96%        94%           96%    96%            96%
    AMLI at Vinings               208                                           99%        98%          100%    99%            97%
    AMLI at West Paces            337                                           92%        96%           99%    97%            98%
                                -----                                           ---        ---           ---    ---            ---
                                2,420                                           95%        95%           97%    96%            97%
                                -----                                           ---        ---           ---    ---            ---
Eastern Kansas
    AMLI at Alvamar               152                                           95%        96%           96%    94%            94%
    AMLI at Crown Colony          156                                           86%        86%           96%    94%            96%
    AMLI at Regents Center        300                                           98%        94%           92%    98%            96%
    AMLI at Sherwood              300                                           89%        91%           98%    92%            91%
                                -----                                           ---        ---           ---    ---            ---
                                  908                                           93%        92%           95%    95%            94%
                                -----                                           ---        ---           ---    ---            ---

Indianapolis, Indiana
    AMLI at Riverbend             996                                           94%        93%           95%    95%            93%
                                -----                                           ---        ---           ---    ---            ---
Orange County, California
    Club Laguna                   N/A                                           N/A        N/A           N/A    91%            95%
                               ------                                           ---        ---           ---    ---            ---
Chicago, Illinois
    AMLI at Park Sheridan         253                                           96%        92%           99%    94%            96%
                               ------                                          ----       -----         -----  -----          -----
                                9,600                                         95.4%       93.9%         96.7%  96.2%          95.8%
                               ======                                         =====       =====         =====  =====          =====




PART II          OTHER INFORMATION

Item 4.          Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Amli Residential Properties Trust was held on April 29, 1996, for the purpose of electing three members of the Board of Trustees, approving the Amli Executive Share Purchase Plan and ratifying the appointment of independent auditors. Proxies for the meeting were solicited pursuant to Section 14 (a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                                                             Shares                                                         Shares
                                                             Voted                           Shares                          Not
                                                             "For"                         "Withheld"                       Voted
         Laura D. Gates                                    9,993,049                        30,800                      1,764,030
         Marc S. Heilweil                                  9,993,049                        30,800                      1,764,030
         Gregory T. Mutz                                   9,993,211                        30,638                      1,764,030

The approval of the Amli Executive Share Purchase Plan was approved by the following vote:

                        Shares                               Shares                                                       Shares
                        Voted                                Voted                                  Shares                  Not
                        "For"                              "Against"                             "Abstaining"             Voted

                      9,691,112                             179,659                                  50,613            1,866,495

The ratification of the appointment of KPMG Peat Marwick LLP as independent auditor was approved by the following vote:

                        Shares                               Shares                                                      Shares
                        Voted                                Voted                                  Shares                Not
                        "For"                              "Against"                             "Abstaining"            Voted

                      9,989,109                              11,965                                  22,775            1,764,030

Item 6:        Exhibits and Reports on Form 8-K

Form 8-K dated January 30, 1996.

Exhibit No.             Document Description

27.                     Financial Data Schedule

99.                     Operating and Financial Data furnished to
                         Shareholders and Analysts

                                  26
                            SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMLI RESIDENTIAL
PROPERTIES TRUST

      Date:  May 13, 1996

By:         /s/ Allan J. Sweet
                Allan J. Sweet
                President and Trustee


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  May 13, 1996

                       By:         /s/ Gregory T. Mutz
                                       Gregory T. Mutz
                                       Chairman of the Board of Trustees

Date:  May 13, 1996
                       By:         /s/ Allan J. Sweet
                                       Allan J. Sweet
                                       President and Trustee


Date:  May 13, 1996
                       By:         /s/ Charles C. Kraft
                                       Charles C. Kraft
                                       Principal Accounting Officer
                                       Principal Financial Officer









                            27