Form 10-K/A
period 1995-12-31
AMLI RESIDENTIAL PROPERTIES TRUST
filed 1996-05-16
CIK 914724

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                  FORM 10K/A

                                AMENDMENT NO. 1



               Filed pursuant to Section 12, 13, or 15(d) of the
                        Securities Exchange Act of 1934




                   AMLI RESIDENTIAL PROPERTIES TRUST
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)



                                            IRS Employer Identification

Commission File No. 1-12784                         No. 36-3925916




     The undersigned registrant hereby amends the following sections of its Report for December 31, 1995 on Form 10-K as set forth in the pages attached hereto:

                                PART II

     Item 5.     Market for Registrant's Common Equity
                 and Shareholder Matters
     Item 6.     Selected Financial Data
     Item 7.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
     Item 8.     Financial Statements and Supplementary Data
     Item 9.     Changes in and Disagreements with
                 Accountants on Accounting and
                 Financial Disclosure

                                Pages [ 16 ]  to  [ 61 ]


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                 AMLI RESIDENTIAL PROPERTIES TRUST

                 By:  ALLAN J. SWEET
                      Allan J. Sweet
                      President and Trustee




                                                   PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND SHAREHOLDER MATTERS

The Company's common shares began trading on the NYSE on February 9, 1994, under the symbol "AML."  The following table sets forth the quarterly high and low sales prices per share as reported on the New York Stock Exchange
Composite Tape by CompuServe and the dividends paid by the Company with respect to the period noted.


                            1995                             1994
                   -----------------------------    -----------------------------
                                       DIVIDENDS                        DIVIDENDS
                     HIGH        LOW   PER SHARE     HIGH        LOW    PER SHARE
                    ------       ----  ---------    ------     ------   ---------


First Quarter .     $19-3/4       $17    $.43(1)    $23-1/4    $20-1/8    $.21(2)
Second Quarter.      20-1/2     17-5/8    .43(1)     22-7/8     19-3/4     .42(3)
Third Quarter .      20-1/8     18-1/4    .43(1)     22-3/8     20-1/8     .42(3)
Fourth Quarter.      20-3/8     18-3/8    .43(1)     21-1/4     17         .42(3)

     (1)  The Company paid dividends with respect to these quarters on May 22, 1995, August 21, 1995, November 20,
1995 and February 20, 1996.

     (2)  On May 22, 1994, the Company paid a dividend of $.21 per common share to holders of record on May 12,
1994, representing a pro rata dividend for the period February 15, 1994 (the date on which the Initial Offering was completed) through March 31, 1994, based on a $.42 quarterly dividend rate.

     (3)  The Company paid dividends with respect to these quarters on August 22, 1994, November 21, 1994 and
February 20, 1995.



Dividends are declared and paid in the second month following the end of the calendar quarter in which the related cash flow from operations is generated.  On February 29, 1996, the last reported sale price of the common shares on the NYSE was $20.25 per share.  On the same date, the Company had 11,682,790 common shares outstanding held by
169 shareholders of record.

The Company's current dividend payment level equals an annual rate of $1.72 per common share based on 11,634,776 weighted average of shares outstanding during 1995. The Company anticipates that it will continue to make regular quarterly dividend payments.  Approximately 35% of dividends paid during 1995 represented a return of capital, and the Company estimates that approximately 35% of the total dividends to be paid in 1996 will be treated as a return of capital.



Future distributions by the Company will be at the discretion of the Board of Trustees and will depend on the actual cash available for distribution and funds from operations of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant. The annual dividend payments for calendar year 1995 necessary for the Company to maintain its status as a REIT was approximately $.67 per share.

ITEM 6.  SELECTED FINANCIAL DATA

                                                        HISTORICAL
                      -------------------------------------------------------------------------
                               1995          1994           1993         1992          1991
                          ------------- -------------   -----------  ------------  ------------
OPERATING DATA:
Revenue . . . . . . . . .       $73,877        65,215        48,534        39,280        35,314
Income (loss) before
 minority interest and
 extraordinary items. . .        17,006        13,398        (1,695)       (3,304)       (6,841)
Net income (loss) . . . .        13,719         8,710        (1,695)       (1,534)       (6,624)

Net income per common
 share. . . . . . . . . .          1.18         .75(A)         N/A           N/A           N/A

BALANCE SHEET DATA:

Residential real estate,
 before accumulated
 depreciation . . . . . .      $442,865       451,762       338,895       263,877       227,372
Total assets. . . . . . .       433,227       442,619       311,236       242,680       211,444
Total debt. . . . . . . .       215,255       217,687       263,021       202,360       180,673
Minority interest . . . .        39,077        42,743           -            -              -
Shareholders'/partners'
 equity . . . . . . . . .       166,163       170,161        39,157        33,340        24,566

OTHER DATA:

Funds from operations (B)        27,404      22,033(A)        8,021         4,744         1,453
Cash dividends paid per
 common share . . . . . .          1.71        1.05(A)         N/A           N/A           N/A
Net cash flow from
 operating activities . .        29,152        27,510        10,594         5,195         2,507
Net cash flow for
 investing activities . .        (3,369)     (143,999)      (71,796)      (29,838)      (22,048)
Net cash flow from (for)
 financing activities . .       (26,964)      110,326        64,951        26,902        18,530

(A)                       The information presented is for the ten and one-half month period ended December 31,
1994 based on shares and units outstanding during the period.



(B) Industry analysts generally consider funds from operations to be an appropriate measure of the performance of an equity REIT. The Company is of the of the opinion that the supplementary disclosure of funds from operations provides an alternative measure of performance which may be useful to the reader. Funds from operations is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles ("GAAP"), is not indicative that cash flows are adequate to fund all cash needs and is not to be considered an alternative to net income or any other GAAP measure as a measurement of the results of the Company's operations or the Company's cash flows or liquidity as defined by generally accepted accounting principles.

    As of December 31, 1994, the Company adopted NAREIT's new definition of funds from operations, which definition does not provide for adding back depreciation on non-property related personal property or the amortization of deferred financing costs to net income. Funds from operations for the year ended December 31, 1995 and the ten and one-half month period ended December 31, 1994 is summarized as follows:

                                                1995      1994
                                                ----      ----

           Income before minority
             interest and
             extraordinary item            $17,006     13,354
           Depreciation                     10,785      9,231
           Other, net                         (387)      (552)
                                           -------     ------
           Funds from operations           $27,404     22,033
                                           =======     ======




Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA AND RENTAL RATES PER UNIT)

This information should be read in conjunction with the accompanying consolidated and combined financial statements and notes thereto. The following discussion is based primarily on the consolidated financial statements of Amli Residential Properties Trust and Amli Residential Properties Limited Partnership (the "Company"), which reflect the completion of the Initial Public Offering ("Initial Offering") and Amli Residential Properties Group ("ARPG" or the "Predecessor"), which reflect the historical combined financial statements of ARPG prior to the completion of the Initial Offering.

The combined financial statements of ARPG combine the balance sheet data and results of operations of various limited partnerships ("Property Partnerships") sponsored by Amli Realty Co. ("Amli"), which prior to the formation of the Company, owned twenty residential properties, held general partner interests in three additional limited partnerships sponsored by Amli ("GP Properties") and owned the property management, landscaping, investment advisory and asset management businesses conducted by subsidiaries and divisions of Amli (the "Service Companies") which were contributed to the Company. ARPG is the predecessor entity to the Company and the combined financial statements are presented for comparative purposes. The following discussion compares the activities for the year ended December 31, 1995 to December 31, 1994, which includes the summation of the Company's and ARPG's results of operations.

As a result of the successful completion of the Initial Offering in February 1994, the Company issued 10,235,000 common shares to the public and 122,500 additional common shares to Amli and certain officers and trustees of the Company through a concurrent private placement of shares. The common shares were sold at a price of $20.50 per share. Net of offering costs and expenses, and including the concurrent private placement and the proceeds from the Underwriters' exercise of their option to acquire additional shares to cover over-allotments, net equity proceeds totalled $195,206.

As of December 31, 1995, the Company owns an 81% general partnership interest (82% as of February 29, 1996) in the Operating Partnership, which holds the operating assets of the Company, primarily the 25 residential properties (the "Properties") and partnership interests in the co-investment properties. The limited partners, which consist of Amli and the Original Investors in the Property Partnerships, hold Operating Partnership units ("OP Units") which are convertible into shares of the Company on a one-for-one basis, subject to certain limitations. During 1995, a total of 151,289 OP Units were converted to shares, so that at December 31, 1995 the Company owns 11,681,659 OP Units of the total of 14,426,710. The Company has qualified, and anticipates continuing to qualify, as a real estate investment trust ("REIT") for Federal income tax purposes.



LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1995 the Company had $2,829 in cash and cash equivalents, of which $550 was restricted.

At December 31, 1995 the Company had outstanding borrowings of $32,535 on a $50,000 line of credit from Wachovia Bank secured by mortgages on two properties in Georgia, AMLI at Sope Creek (including the recently completed 232-unit Phase IV) and AMLI at Vinings. Of the total outstanding, the rate on $12,400 has been fixed at 6.47% until February 15, 1997 and the rate on $14,000 has been fixed at 6.65% until February 24, 1997 through use of interest rate swap contracts. In addition, $5,845 has an interest rate cap contract in place as protection against increases in LIBOR rates above 3.875% through February 15, 1998. On January 30, 1996, the Company paid down the portion of the loan relating to Phase IV of AMLI at Sope Creek by $8,775 from proceeds of the preferred shares offering. On February 26, 1996, $6,000 was re-borrowed to fund the acquisition of two land parcels in Aurora, Illinois and Atlanta, Georgia. The remaining credit availability of $20,240 is anticipated to be used to fund future acquisition or development activities.

At December 31, 1995 the Company had outstanding borrowings of $16,000 against the Lehman Line of Credit commitment of $39,628. On January 30, 1996, the Company paid down this line of credit by $10,000 of which $8,000 was from proceeds of the preferred shares offering. The remaining credit availability of $33,628 is anticipated to be used to fund future development and acquisition activities and working capital needs.

In April 1995, the Company closed on a $27,000 revolving credit and construction loan facility with Citicorp Real Estate, Inc. Loans made pursuant to this credit facility are secured by a first mortgage on the Company's existing AMLI at Autumn Chase and AMLI at Chase Oaks properties and mortgages on the land on which second phases of AMLI at Autumn Chase and AMLI at Gleneagles are being built. At December 31, 1995 the Company has outstanding borrowings of $2,343 against this commitment. Of the total credit facility, approximately $21,200 is being used to fund development costs (excluding land costs previously incurred) of the 224-unit AMLI at Autumn Chase Phase II and the 264-unit AMLI at Gleneagles Phase II, both developments located in Dallas, Texas. The balance of the loan facility will be available for other development or acquisition activities of the Company, or for working capital requirements.

On August 7, 1995, the Company closed on a $20,100 loan provided by Teachers Insurance and Annuity Association. The loan is for a term of ten years and is secured by a first mortgage on AMLI at Regents Center in Overland Park, Kansas. At the Company's option, the loan is convertible to an unsecured obligation of the Company upon receipt of at least a BBB credit rating. The first disbursement of $13,800 was funded on the closing date and bears an 8.73% interest rate. The proceeds were used to pay down the Lehman Line of Credit. The remaining commitment will bear interest at 9.23% and is anticipated to fund in 1996 upon substantial completion of the additional 124-unit Phase III under construction at this property. The proceeds are anticipated to be used to repay the $6,230 Harris Trust and Savings Bank construction loan.




On August 11, 1995, the Company closed the sale of the 421-unit Club Laguna located in Orange County, California. The sale price of $29,908 was paid in cash, and the net proceeds were used in part to pay down the Lehman Line of Credit.

On October 24, 1995, the Company closed on a $6,230 construction loan from Harris Trust and Savings Bank for AMLI at Regents Center Phase III. The loan, which is unsecured with respect to the property under construction, bears LIBOR + 2.00% floating interest rate and will mature on October 9, 1996.

Net cash flow provided by operating activities was $29,152 for the year ended December 31, 1995 and $27,510 for the year ended December 31, 1994, an increase of $1,642. The increase was primarily attributable to the $8,677 increase in property revenues less the $3,998 increase in property operating expenses, $1,369 increase in interest expense and $680 of 1995 expenses relating to the AMLI brand name.

Cash flows used in investing activities for the year ended December 31, 1995 of $3,369 consisted primarily of expenditures for the acquisition of four land parcels in Atlanta, Dallas and Eastern Kansas, development costs, and contributions to co-investment partnerships, all net of cash proceeds of $29,583 from the sale of Club Laguna. Cash flows used in investing activities for the year ended December 31, 1994 was $143,999 (of which $29,327 was for the acquisition of the 424-unit AMLI on the Green apartment community in Fort Worth and the 250-unit AMLI at Chase Oaks apartment community in Dallas; $4,077 was used for the acquisition of two land parcels located in Dallas and Austin; and $64,282 was used to purchase the interests of certain partners of the Original Investors). A total of $1,714 and $2,887 was spent on improvements to existing properties for the year ended December 31, 1995 and 1994, respectively.

Net cash flows used in financing activities was $26,964 for the year ended December 31, 1995 and net cash flows provided by financing activities was $110,326 for the year ended December 31, 1994. In 1995, net cash flows used in financing activities relate primarily to payments of dividends and cash distributions and repayments of the Lehman Line of Credit. In 1994, the significant activities were the effect of the formation transactions relating to the Initial Offering, including receipt of the net proceeds of such Initial Offering and effecting a net reduction in debt.

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


Funds from operations for the year ended December 31, 1995 and for the period from February 15 to December 31, 1994 are summarized as follows:


                                                  1995       1994
                                                -------    -------
        Net income before minority interest
         and extraordinary item . . . . . . .   $17,006     13,354
        Depreciation. . . . . . . . . . . . .    10,785      9,231
        Other, net (1). . . . . . . . . . . .      (387)      (552)
                                                -------     ------
        Funds from operations . . . . . . . .   $27,404     22,033
                                                =======     ======

        Total shares and units. . . . . . . .    14,427     14,427
                                                =======    =======

(1) Includes share of co-investment partnerships' depreciation, and in 1995 gain on sale of residential property net of non-recurring expenses associated with the AMLI brand name, and in 1994 gain resulting from interest rate cap contracts.

The Company expects to pay quarterly dividends from cash available for distribution. Until distributed, funds available for distribution will be invested in short-term investment grade securities or used to temporarily reduce outstanding balances on the Company's revolving lines of credit.

The Company expects to meet its short-term liquidity requirements by using its working capital and any portion of net cash flow from operations not distributed currently. The Company is of the opinion that its future net cash flows will be adequate to meet operating requirements in both the short and the long term and provide for payment of dividends by the Company in accordance with REIT requirements. In order to qualify as a REIT, the Company is required to distribute dividends to its shareholders equal to 95% of its REIT taxable income. The Company's REIT taxable income for the year 1995 is $10,497 of which $2,371 represents long-term capital gain, which would require the Company to distribute approximately $9,972. For the year ended December 31, 1995, the Company has distributed $19,894 or $1.71 per share to its shareholders, of which approximately 35% represents a return of capital.

The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, repayment of loans for construction, development, and acquisition activities through the issuance of long-term secured and unsecured debt and additional equity securities of the Company (or OP Units). On July 20, 1995, the Company's shelf registration became effective. The registration covers up to an aggregate of $200,000 of debt securities, preferred shares, common shares and security warrants which the Company may issue from time to time.

On January 30, 1996, the Company issued 1,200,000 Series A cumulative convertible preferred shares of beneficial interest for $20 per share, or $24,000, directly to four institutional investors and Amli in a registered offering, without the use of a placement agent or underwriter. The proceeds of the offering, less $75 of transaction costs, were used to reduce the Company's debt, fund development costs and for working capital requirements. Amli elected to convert its 100,000 preferred shares to 100,000 common shares on February 29, 1996.



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

In February 1996, the Company acquired two land parcels in Atlanta, Georgia and Aurora, Illinois for a total price of $11,023. The Atlanta parcel was acquired for cash and a note anticipated to be paid by June 30, 1996. The consideration for the Aurora land parcel was satisfied in part by 26,182 OP Units, with the remaining purchase price paid in cash. The Company intends to develop a 272-unit apartment community on the Aurora site in partnership with an institutional investor and an 800-unit apartment community on the Atlanta site either for its own account or in partnership with an institutional investor.

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

CAPITAL EXPENDITURES

Capital expenditures are those made for assets having a useful life in excess of one year and include replacements (including carpet and major appliances) and betterments, such as unit upgrades, enclosed parking facilities and similar items.

At the end of 1994, the Company reviewed its estimates relating to depreciation and to repairs and replacements and improvements to real and personal property. Based on this review, effective January 1, 1995, the Company commenced expensing certain expenditures which had previously been capitalized and changed the estimated useful lives of certain land improvements, fixtures and equipment to 15 years from 5 years. The effect of this change in estimate was a $336 increase in repairs and maintenance (which reduced funds from operations by $.02 per share) and a $961 decrease in depreciation, resulting in an increase in net income for the year ended December 31, 1995 by approximately $625, or $.04 per share.



In conjunction with acquisitions of existing properties, it is the Company's policy to provide in its acquisition budgets adequate funds to complete any deferred maintenance items and to otherwise make the properties acquired competitive with comparable newly-constructed properties. In some cases the Company will provide in its acquisition budget additional funds to upgrade or otherwise improve new acquisitions. For the years ended December 31, 1995 and 1994, property improvement costs incurred in connection with recent acquisitions were $943 and $640, respectively.

At the closing of the Initial Offering, ARPG provided the Company with slightly more than $3,000 in restricted and unrestricted cash balances. Of this total, approximately $2,500 (including $990 spent directly from an escrow established by certain of the Original Investors) was used to fund capital expenditures for the existing properties. The amount not designated for capital improvements (approximately $550) has been used for costs associated with refinancing a portion of the Company's total debt.

During 1995, a total of $4,554 was spent on building repairs and maintenance (including contract services) and $1,811 was spent on landscaping and grounds maintenance, as follows:

   BUILDING REPAIRS AND MAINTENANCE
       Painting (exterior and interior)                      $1,033
       Carpet and Vinyl                                         571
       Carpentry                                                208
       Heating and air conditioning                             192
       Plumbing                                                 176
       Appliances                                               160
       Electrical systems                                       108
       Parking lots/Resurfacing                                 103
       Other repairs and maintenance                            393

   CONTRACT SERVICES
       Security services                                        626
       Rubbish collection services                              476
       Cleaning services                                        263
       Pest control services                                    183
       Other services                                            62
                                                             ------
                                                             $4,554
                                                             ======
   LANDSCAPING AND GROUNDS MAINTENANCE
       Lawn maintenance                                      $1,559
       Seasonal color                                           190
       All other                                                 62
                                                             ------
                                                             $1,811
                                                             ======

During 1995, a total of $1,714 in capital expenditures were capitalized in accordance with the Company's policy, as follows:

       Carpet replacement                                    $1,263
       Landscaping improvements                                 273
       All other                                                178
                                                             ------
                                                             $1,714
                                                             ======


   The Company's accounting treatment of various capital and maintenance costs is detailed in the following table.

                                                              CAPITALIZE/  DEPRECIABLE
                   EXPENDITURES                                 EXPENSE   LIFE IN YEARS
       -----------------------------------                    ----------  -------------

Improvements, upgrades, additions (not replacements -
   includes additional garages, additional amenities, etc.)*  capitalize    15 or 40
Costs budgeted as a part of an "Approved Acquisition
   budget" (must be spent within one year of
   acquisition)*                                              capitalize  5, 15, or 40
Replacement of carpet for entire unit                         capitalize        5
Replacement of major appliances (refrigerators, stoves,
   dishwashers, washers/dryers)                               capitalize       15
Replacement of kitchen cabinets                               capitalize       15
New landscaping construction or installation                  capitalize       15
Roof replacements                                             capitalize       15
Exercise/amenity equipment                                    capitalize        5
Maintenance equipment                                         capitalize        5
New model or clubhouse furniture and fixtures                 capitalize        5
New computer systems (entire systems)                         capitalize        5
Roof repairs                                                    expense        n/a
Exterior painting                                               expense        n/a
Parking lot repairs/resurfacing                                 expense        n/a
Repairs to amenity areas, including swimming pools              expense        n/a
Vinyl                                                           expense        n/a
All expenditures for acquiring or replacing ceiling fans,
   mini-blinds, air conditioning compressors,
   garbage disposals, etc.                                      expense        n/a
Landscaping replacements                                        expense        n/a
Computer expenditures (anything less than a full system)        expense        n/a
Replacement signage                                             expense        n/a
Repairs to or refinishing of kitchen cabinetry                  expense        n/a
Equipment repairs (all types)                                   expense        n/a
All interior painting                                           expense        n/a
In general, we expense any disbursement totalling less than     $2,500

*  The current policy provides that most capitalizable additions will have a life of 15 years, except for the items of personal property which have estimated lives of 5 years.  Included in an Acquisition Budget may be some costs which would otherwise be expensed, such as exterior painting; such items are being depreciated over 15 years.


INFLATION

Virtually all apartment leases at the Properties and co-investment properties are for six or twelve months' duration. This enables the Company to pass along inflationary increases in its operating expenses on a timely basis. Because the Company's property operating expenses (exclusive of depreciation and amortization) are approximately 41.9% of rental and other revenue, increased inflation typically results in comparable increases in income before interest and general and administrative expenses, so long as rental market conditions allow increases in rental rates while maintaining stable occupancy.

An increase in general price levels may immediately precede, or accompany, an increase in interest rates. The Company's exposure to rising interest rates is mitigated by the existing debt level of approximately 44% of the Company's current market capitalization (approximately 40% following the issuance of $24,000 of preferred shares on January 30, 1996), by including intermediate term fixed rate debt, and by having interest rate protection in place on substantially all of its variable rate indebtedness through August 1, 1997 with respect to LIBOR and through February 15, 1997 with respect to a tax exempt index. As a result, for the foreseeable future, increases in interest expense resulting from increasing inflation are anticipated to be less than future increases in income before interest and general and administrative expenses.

RESULTS OF OPERATIONS

During the period from January 1, 1994 through December 31, 1995 growth in property revenues and property operating expenses resulted both from increases at the Properties owned as of January 1, 1994 and from the six properties acquired during the period. The Company acquired the newly constructed 424-unit AMLI on the Green in Fort Worth on February 16, 1994, the 250-unit AMLI at Chase Oaks in Dallas on June 17, 1994, and an aggregate of 908 units in four apartment communities (AMLI at Alvamar, AMLI at Crown Colony, AMLI at Regents Center and AMLI at Sherwood) in Kansas on October 18, 1994.

During the same period, the Company invested in five co-investment partnerships, which own the 588-unit AMLI at Park Place in Austin, Texas, the 236-unit AMLI at Windbrooke in Buffalo Grove, Illinois, the 242-unit AMLI at Willeo Creek in Roswell, Georgia, and the 246-unit AMLI at Champions Park, the 192-unit AMLI at Champions Centre and the 316-unit AMLI at Greenwood Forest, all located in Houston, Texas.

For the year ended December 31, 1995, net income was $13,719, or $1.18 per share, on total revenues of $75,375 (including a $1,498 non-recurring gain on the sale of a residential property). After an extraordinary loss of $2,007 on early extinguishment of debt and gain resulting from interest rate cap contracts of $960, the net income for the year ended December 31, 1994 was $8,710 on total revenues of $66,175 (including a $960 non-recurring gain resulting from interest rate cap contracts).

The Company has changed the method of accounting for its investments in the Service Companies to the equity method from the cost method effective with the financial statements issued for the year ended December 31, 1995. The Company was required to restate its financial statements for the year ended December 31, 1994 to conform to the 1995 presentation. The effect of the restatement was not material in any year.

On a "same community" basis, weighted average occupancy of the apartment units increased slightly to 96.1% for the year ended December 31, 1995 from 95.5% for the same period in the prior year. Weighted average collected rental rates increased by 4.9% to $622 from $593 per unit per month for the years ended December 31, 1995 and 1994, respectively.

COMPARISON OF YEAR ENDED DECEMBER 31, 1995 TO YEAR ENDED DECEMBER 31, 1994

Income before income taxes, non-recurring gains, minority interest and extraordinary item increased to $15,508 for the year ended December 31, 1995 from $12,500 for the year ended December 31, 1994. For the year ended December 31, 1995 net income increased to $13,719 from $8,710 for the year ended December 31, 1994. This increase in net income was primarily attributable to a $8,662 increase in total revenues, a $1,498 gain on the sale of a residential property recognized in 1995 and a $2,007 loss on early extinguishment of debt recognized in 1994, reduced by a $3,998 increase in property operating expenses, a $680 expense relating to the AMLI brand name in 1995 and a $960 gain resulting from interest rate cap contracts recognized in 1994.

Rental revenues increased by $8,218, or 13.4%. The increase in rental revenues for the year ended December 31, 1995 attributable to properties acquired after January 1, 1994 (net of property sold) was $5,355 and accounted for 65.2% of the increase. Rental revenues from properties owned at January 1, 1994 increased by $2,863, or 5.5%, and accounted for 34.8% of the increase.

Property operating expenses increased by $3,998, or 15.2%. The increase in property operating expenses for the year ended December 31, 1995 from properties acquired after January 1, 1994 (net of property sold) accounted for $2,468, or 61.7% of the increase. Property operating expenses from properties owned at January 1, 1994 increased $1,530, or 6.7%, and accounted for 38.3% of the increase.

Interest expense, net of the amounts capitalized, for the year ended December 31, 1995, increased to $12,926 from $11,557 for the prior year, or 11.8%. The increase was primarily due to increased borrowings to fund acquisition and development activities, reduced in part, as a result of the decline in floating interest rates in 1995 after rising in 1994.

General and administrative expenses increased to $1,932 for the year ended December 31, 1995 from $1,616 for the year ended December 31, 1994, or 19.6%. The increase was attributable to recurring costs incurred in 1995 for the first time, including costs relating to the Company's Annual Report to shareholders and the annual shareholders' meeting, and increases in professional fees.

COMPARISON OF YEAR ENDED DECEMBER 31, 1994 TO YEAR ENDED DECEMBER 31, 1993

For the year ended December 31, 1994, net income was $8,710 compared with a loss of $1,695 for the year ended December 31, 1993. This increase in net income was in part attributable to a $4,285 reduction of interest expense and a $960 gain resulting from interest rate cap contracts (see note 2 of notes to financial statements). Income before income taxes, minority interest and extraordinary item increased to $13,460 for the year ended December 31, 1994 from loss of $996 for the year ended December 31, 1993.



Rental revenues increased by $15,685, or 34.5%. The increase in rental revenues for the year ended December 31, 1994 attributable to properties acquired subsequent to January 1, 1993 was $12,535 and accounted for 79.9% of the increase. Rental revenues from properties owned at January 1, 1993 increased by $3,150, or 7.3%, and accounted for 20.1% of the increase. The weighted average monthly rental rate per occupied unit increased to $606 for the year ended December 31, 1994 from $559 for the prior year, or 8.4%.

Weighted average occupancy rates for the year ended December 31, 1994 reflect a slight decrease from the prior year.

Other income for the year ended December 31, 1994 includes $150 in fees charged to Amli for various accounting and administrative services and $382 in acquisition and asset management fees earned from the two new co-investment partnerships and the Company's proportionate share of net income from these partnerships. The co-investment partnerships were formed by the Company during the second quarter to acquire the 588-unit AMLI at Park Place, the 246-unit AMLI at Champions Park, and the 192-unit AMLI at Champions Centre apartment communities located in Houston, Texas.

Property operating expenses excluding management fees increased by $4,830, or 24.1%. The increase in property operating expenses for the year ended December 31, 1994 from properties owned at January 1, 1993 accounted for $463 (9.6%) of the increase, and the remaining increase is due to properties purchased subsequent to January 1, 1993.

Interest expense decreased from $15,842 to $11,557, or 27.0%. The effect on interest expense of an increase in debt through February 14, 1994 was offset by the significant decrease in debt resulting from the closing of the Initial Offering and by the decline in the average interest rate of the Company's and ARPG's debt (to 5.2% from 6.8% average for the year ended 1994 and 1993, respectively). The $11,400 mortgage loan on AMLI at Valley Ranch apartments in Dallas was refinanced at its scheduled July 1, 1993 maturity for ten years at 7.625%, or 1.846% less than the previous fixed rate.

General and administrative expenses decreased to $1,616 for the year ended December 31, 1994 from $3,257 for the year ended December 31, 1993 . The decrease is net of several effects, including a decrease resulting from deconsolidation of the Service Companies and increases in costs associated with operating as a public company and other increases commensurate with the increasing level of operations and assets under management.

IMPACT OF ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" was issued in March 1995 and is effective for fiscal years beginning after December 15, 1995.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation Plans" was issued in October 1995. The Statement is effective for fiscal years beginning after December 15, 1995. As allowed by the new Statement, the Company plans to continue to use Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its stock options.

Neither of these accounting pronouncements are expected to have a material effect on the financial position or results of operations of the Company.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   AMLI RESIDENTIAL PROPERTIES TRUST

                                 INDEX
                                 -----

                                                                   PAGE
                                                                   ----

Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . .30

Consolidated Balance Sheets, December 31, 1995 and 1994 . . . . . . .31

Consolidated Statements of Operations, years ended December 31, 1995,
 1994 and 1993. . . . . . . . . . . . . . . . . . . . . . . . . . . .32

Consolidated Statements of Shareholders' Equity, years ended December 31,
1995,
 1994 and 1993. . . . . . . . . . . . . . . . . . . . . . . . . . . .33

Consolidated Statements of Cash Flows, years ended December 31, 1995,
 1994 and 1993. . . . . . . . . . . . . . . . . . . . . . . . . . . .34

Notes to Consolidated Financial Statements. . . . . . . . . . . . . .36



SCHEDULE

Consolidated Real Estate and Accumulated Depreciation . . . . . . . .III


Schedules not filed:


All schedules other than those indicated in the above index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.








                     INDEPENDENT AUDITORS' REPORT


The Board of Trustees
Amli Residential Properties Trust:


We have audited the accompanying consolidated balance sheets of Amli Residential Properties Trust (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. In connection with our audits of the consolidated financial statements we have also audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the management of the Company. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for its investment in the Service Companies in 1995.





                                       KPMG Peat Marwick LLP


Chicago, Illinois
February 29, 1996



                                      AMLI RESIDENTIAL PROPERTIES TRUST

                                         CONSOLIDATED BALANCE SHEETS

                                         December 31, 1995 and 1994

                                (Dollars in thousands, except per share data)
                                                                             1995              1994
                                                                           ---------         --------
ASSETS:
Rental apartments:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 58,643           59,723
  Depreciable property. . . . . . . . . . . . . . . . . . . . . . . .        361,011          375,713
                                                                            --------          -------
                                                                             419,654          435,436
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . .        (39,157)         (29,574)
                                                                            --------          -------
                                                                             380,497          405,862
Property under development. . . . . . . . . . . . . . . . . . . . . .         23,211           16,326
Investment in partnerships. . . . . . . . . . . . . . . . . . . . . .         12,255            2,948
Cash and cash equivalents ($550 restricted at
  December 31, 1995 and 1994) . . . . . . . . . . . . . . . . . . . .          2,829            4,010
Deferred expenses, net. . . . . . . . . . . . . . . . . . . . . . . .          5,415            6,211
Security deposits . . . . . . . . . . . . . . . . . . . . . . . . . .          1,880            2,049
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,140            5,213
                                                                            --------          -------
          TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . .       $433,227          442,619
                                                                            ========          =======
LIABILITIES AND SHAREHOLDERS' EQUITY:
 LIABILITIES:
  Debt (note 5) . . . . . . . . . . . . . . . . . . . . . . . . . . .        215,255          217,687
  Accrued interest payable. . . . . . . . . . . . . . . . . . . . . .          1,230            1,137
  Accrued real estate taxes payable . . . . . . . . . . . . . . . . .          6,471            6,212
  Security deposits and prepaid rents . . . . . . . . . . . . . . . .          2,439            2,699
  Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . .          2,592            1,980
                                                                             -------          -------
          Total liabilities . . . . . . . . . . . . . . . . . . . . .        227,987          229,715
                                                                             -------          -------




                                      AMLI RESIDENTIAL PROPERTIES TRUST

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED



                                                                             1995              1994
                                                                           ---------         --------

Commitments and contingencies (note 7)

Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . .         39,077           42,743
                                                                             -------          -------

SHAREHOLDERS' EQUITY:
  Shares of beneficial interest, $.01 par value, 150,000,000 authorized, 11,681,659 and 11,530,370 common shares
    issued and outstanding, respectively. . . . . . . . . . . . . . .            117              115
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . .        218,752          216,577
  Retained earnings (deficit) . . . . . . . . . . . . . . . . . . . .        (20,705)         (34,424)
  Dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . .        (32,001)         (12,107)
                                                                            --------          -------

          Total shareholders' equity. . . . . . . . . . . . . . . . .        166,163          170,161
                                                                            --------          -------

          Total Liabilities and Shareholders' Equity. . . . . . . . .       $433,227          442,619
                                                                            ========          =======






















                        See accompanying notes to consolidated financial statements.


                                      AMLI RESIDENTIAL PROPERTIES TRUST

                          CONSOLIDATED STATEMENTS OF OPERATIONS OF THE COMPANY AND
                           COMBINED STATEMENT OF OPERATIONS OF ARPG (PREDECESSOR)

                                YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                              1995             1994            1993
                                                            -------          -------         -------
Property:
  Rental. . . . . . . . . . . . . . . . . . . . . .         $69,341           61,123          45,438
  Other . . . . . . . . . . . . . . . . . . . . . .           2,797            2,338           1,709
  Interest and share of income from Service Companies           458              498             -
  Other interest. . . . . . . . . . . . . . . . . .             407              491             313
  Other . . . . . . . . . . . . . . . . . . . . . .             874              765           1,074
                                                            -------          -------         -------
          Total revenues. . . . . . . . . . . . . .          73,877           65,215          48,534
                                                            -------          -------         -------

Expenses:
  Personnel . . . . . . . . . . . . . . . . . . . .           5,621            4,769           3,724
  Advertising and promotion . . . . . . . . . . . .           2,125            1,836           1,582
  Utilities . . . . . . . . . . . . . . . . . . . .           4,125            3,782           3,033
  Building repairs and maintenance and services . .           4,554            3,999           3,354
  Landscaping and grounds maintenance . . . . . . .           1,811            1,405           1,026
  Real estate taxes and insurance . . . . . . . . .           9,104            8,162           6,389
  Property management fees. . . . . . . . . . . . .           1,803            1,411             -
  Other operating expenses. . . . . . . . . . . . .           1,111              881             800
  Landscape services. . . . . . . . . . . . . . . .             -                 11             107
  Interest. . . . . . . . . . . . . . . . . . . . .          12,926           11,557          15,842
  Amortization of deferred costs. . . . . . . . . .           1,792            2,659             729
  Depreciation. . . . . . . . . . . . . . . . . . .          10,785           10,627           9,687
  General and administrative. . . . . . . . . . . .           1,932            1,616           3,257
  Expenses associated with the AMLI brand name  . .             680              -               -
                                                             ------           ------          ------
          Total expenses. . . . . . . . . . . . . .          58,369           52,715          49,530
                                                            -------          -------         -------



                                      AMLI RESIDENTIAL PROPERTIES TRUST

                          CONSOLIDATED STATEMENTS OF OPERATIONS OF THE COMPANY AND
                     COMBINED STATEMENT OF OPERATIONS OF ARPG (PREDECESSOR) - CONTINUED


                                                              1995             1994            1993
                                                            -------          -------         -------

Income (loss) before income taxes, nonrecurring gains,
  minority interest and extraordinary items . . . .           15,508          12,500            (996)
Gain on sale of residential property. . . . . . . .            1,498             -                -
Gain resulting from interest rate cap contracts . .              -               960              -
Income taxes. . . . . . . . . . . . . . . . . . . .              -               (62)           (699)
                                                            -------          -------         -------
Income (loss) before minority interest
  and extraordinary item. . . . . . . . . . . . . .           17,006          13,398          (1,695)
Minority interest . . . . . . . . . . . . . . . . .            3,287           2,681             -
                                                            -------          -------         -------
Income (loss) before extraordinary item . . . . . .           13,719          10,717          (1,695)
Extraordinary item -
  loss on early extinguishment of debt
  (net of minority interest). . . . . . . . . . . .              -            (2,007)            -
                                                            -------          -------         -------
          Net income (loss) . . . . . . . . . . . .         $13,719            8,710          (1,695)
                                                            =======          =======         =======

Income per common share:
  Before extraordinary item . . . . . . . . . . . .         $  1.18              .92*
  Extraordinary item. . . . . . . . . . . . . . . .         $    -                             (.17)*
  Income per common share . . . . . . . . . . . . .         $  1.18              .75*
Dividends declared and paid per common share. . . .         $  1.71             1.05*

* For the ten and one-half months subsequent to closing of the Initial Offering on February 15, 1994.
















                        See accompanying notes to consolidated financial statements.


                                      AMLI RESIDENTIAL PROPERTIES TRUST

                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY OF THE COMPANY
                      AND COMBINED STATEMENT OF PARTNERS' CAPITAL OF ARPG (PREDECESSOR)
                                Years ended December 31, 1995, 1994 and 1993
                                           (Dollars in thousands)

                             SHARES OF
                        BENEFICIAL INTEREST ADDITIONAL   RETAINED
                         ------------------  PAID-IN     EARNINGS DIVIDENDS
                           SHARES    AMOUNT  CAPITAL     (DEFICIT)   PAID       TOTAL
                           ------    ------ ---------   -------------------    -------
Balance at December 31,
 1992 . . . . . . . .                        $ 33,340                33,340
  Contributions, net.                                       7,512                7,512
  Loss. . . . . . . .                                      (1,695)              (1,695)
                                                         --------              -------
Balance at December 31,
 1993 . . . . . . . .                          39,157                 39,157
  Distributions, net.                                      (1,457)              (1,457)
  Net income (through
  February 14, 1994).                                          44                   44
                                                         --------             --------
                                                           37,744               37,744
  Effect of the reorgani-
    zation. . . . . .   1,172,870     $  12     21,474    (37,227)             (15,741)
  Net proceeds from the
    Offering. . . . .  10,357,500       103    195,103        -         -      195,206
  Minority interest .        -           -        -       (43,607)      -      (43,607)
                       ----------    ------  --------    -------- ---------   --------
Balance after the
 reorganization and
 offering . . . . . .  11,530,370       115   216,577     (43,090)      -      173,602
  Net income. . . . .        -           -        -         8,666       -        8,666
  Dividends paid. . .        -           -        -           -     (12,107)   (12,107)
                       ----------    ------  --------    -------- ---------   --------
Balance at December 31,
  1994. . . . . . . .  11,530,370       115    216,577    (34,424)  (12,107)    170,161

Units converted to
 shares . . . . . . .     151,289         2      2,175        -         -         2,177
  Net income. . . . .        -           -        -         13,719      -        13,719
  Dividends paid. . .        -           -        -           -     (19,894)   (19,894)
                       ----------    ------  --------    -------- ---------   --------
Balance at December 31,
  1995. . . . . . . .  11,681,659      $117   218,752     (20,705)  (32,001)   166,163
                       ==========    ======  ========    ======== =========   ========

                        See accompanying notes to consolidated financial statements.


                                      AMLI RESIDENTIAL PROPERTIES TRUST

                          CONSOLIDATED STATEMENTS OF CASH FLOWS OF THE COMPANY AND
                           COMBINED STATEMENT OF CASH FLOWS OF ARPG (PREDECESSOR)

                                YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                           (DOLLARS IN THOUSANDS)

                                                             1995             1994            1993
                                                          ---------         --------        --------
Cash flows from operating activities:
  Net income (loss) . . . . . . . . . . . . . . . .        $ 13,719            8,710          (1,695)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Depreciation. . . . . . . . . . . . . . . . . .          10,785           10,627           9,687
    Amortization of deferred costs. . . . . . . . .           1,792            2,659             729
    Income from partnerships. . . . . . . . . . . .             (34)             (77)            -
    Gain resulting from interest rate cap contracts             -               (960)            -
    Loss on early extinguishment of debt. . . . . .             -              2,511             -
    Gain on sale of residential property. . . . . .          (1,498)             -               -
    Minority interest . . . . . . . . . . . . . . .           3,287            2,177             -
  Changes in assets and liabilities:
    Increase in deferred expenses . . . . . . . . .            (245)            (173)           (555)
    Decrease (increase) in security deposits. . . .             168             (505)           (228)
    Decrease (increase) in other assets . . . . . .             474             (666)            578
    Increase (decrease) in accrued interest payable              93             (215)            298
    Increase in accrued real estate taxes . . . . .             259            1,339             808
    (Decrease) increase in tenant security deposits
     and prepaid rents. . . . . . . . . . . . . . .            (260)             817             566
    Increase in other liabilities . . . . . . . . .             612            1,266             406
                                                          ---------         --------        --------
          Net cash provided by operating activities          29,152           27,510          10,594
                                                          ---------         --------        --------
Cash flows from investing activities:
  Purchase of partnerships interests. . . . . . . .             -            (64,282)            -
  Net cash proceeds from sale of residential property        29,583              -               -
  Investments in partnerships . . . . . . . . . . .          (5,960)          (3,016)            -
  Cash distributions from partnerships. . . . . . .             370              145             -
  Advances to affiliates. . . . . . . . . . . . . .          (3,050)            (530)            -
  Earnest money deposits. . . . . . . . . . . . . .            (350)            (150)            -
  Capital expenditures - existing properties. . . .          (1,714)          (2,887)         (1,580)
  Acquisition properties. . . . . . . . . . . . . .          (8,847)         (61,757)        (70,216)
  Properties under development, net of reimbursable
    co-investor's costs . . . . . . . . . . . . . .         (13,401)         (11,522)           -
                                                          ---------         --------        --------
          Net cash used in investing activities . .          (3,369)        (143,999)        (71,796)
                                                          ---------         --------        --------


                                      AMLI RESIDENTIAL PROPERTIES TRUST

                          CONSOLIDATED STATEMENTS OF CASH FLOWS OF THE COMPANY AND
                     COMBINED STATEMENT OF CASH FLOWS OF ARPG (PREDECESSOR) - CONTINUED



                                                             1995             1994            1993
                                                          ---------         --------        --------
Cash flows from financing activities:
  Debt proceeds, net of financing costs . . . . . .          71,800          273,979          82,386
  Debt repayments, including prepayment penalties
   in 1994. . . . . . . . . . . . . . . . . . . . .         (74,094)        (344,664)        (24,947)
  Net proceeds from the sale of interest
   rate cap contracts . . . . . . . . . . . . . . .             -              2,410              -
  Proceeds from the Offering, net of issuance costs             -            195,206              -
  Contributions . . . . . . . . . . . . . . . . . .             -                448          14,205
  Distributions . . . . . . . . . . . . . . . . . .          (4,776)          (4,946)         (6,693)
  Dividends paid. . . . . . . . . . . . . . . . . .         (19,894)         (12,107)           -
                                                          ---------         --------        --------
          Net cash provided by (used in)
            financing activities. . . . . . . . . .         (26,964)         110,326          64,951
                                                          ---------         --------        --------

Net increase (decrease) in cash and cash equivalents         (1,181)          (6,163)          3,749
Cash and cash equivalents at beginning of year. . .           4,010           10,173           6,424
                                                          ---------         --------        --------
Cash and cash equivalents at end of year. . . . . .       $   2,829            4,010          10,173
                                                          =========         ========        ========

Supplemental disclosures of noncash investing and
 financing activities:
  Residential real estate acquired pursuant
   to existing debt . . . . . . . . . . . . . . . .              -             12,192           3,222
  Minority interest . . . . . . . . . . . . . . . .          (2,177)              -               -
  Shares of beneficial interest and additional
   paid-in capital. . . . . . . . . . . . . . . . .            2,177              -               -

Supplemental disclosures of cash flow information:
  Cash paid for mortgage and other interest, net of
    amounts capitalized . . . . . . . . . . . . . .         $ 12,833           11,772          15,544





                        See accompanying notes to consolidated financial statements.


                   AMLI RESIDENTIAL PROPERTIES TRUST

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. ORGANIZATION AND BASIS OF PRESENTATION

   ORGANIZATION

   Amli Residential Properties Trust (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), was formed on February 15, 1994 to continue and expand the multifamily property business previously conducted by Amli Realty Co. and its affiliates ("Amli"). The Company is the successor to the operations of Amli Residential Properties Group ("ARPG" or the "Predecessor"). The Company is the sole general partner of Amli Residential Properties, L.P. (the "Operating Partnership") in which it holds an 81% interest. All the properties (the "Properties") and property interests are owned and operated through the Operating Partnership. The Company and its affiliates develop, acquire, lease, manage and hold for investment upscale residential apartment communities.

   The Company commenced operations effective with the completion of its initial public offering ("Initial Offering") on February 15, 1994. The Company qualifies as a real estate investment trust for Federal income tax purposes.

   At December 31, 1995, no preferred shares were issued and outstanding. On January 30, 1996, the Company issued 1,200,000 Series A convertible preferred shares, $.01 par value, at $20 per share (see note 8).

   During 1995, the Company created a brand name utilizing the AMLI name.

The process required changing property signage (which includes the AMLI name), stationery and marketing materials to include products that will identify the Company's residential communities. The Company completed the implementation of this brand name strategy in the fall of 1995, and incurred a total cost of $680.

   BASIS OF PRESENTATION

   For the periods after the Initial Offering, the accompanying consolidated financial statements include the accounts of the Company and
the Operating Partnership.    For the periods before the Initial Offering,
the accompanying combined financial statements reflect the combined accounts of ARPG.



   ARPG consisted of various limited partnerships ("Original Investors") sponsored by Amli which previously owned 20 residential properties, general partner interests in three additional limited partnerships sponsored by Amli ("GP Properties"), and certain property management, landscaping, investment advisory and asset management subsidiaries and divisions of Amli which were contributed to the Company. The accounts are presented on a combined basis because of the common ownership interest and management.
The Company raised capital through the Initial Offering and structured the business combination so that the partners and owners of each of the Original Investors in ARPG received cash, limited partnership interests ("OP Units") in the Operating Partnership, common shares of the Company, or a combination thereof. The OP Units are convertible into shares of the Company on a one-for-one basis, subject to certain limitations. During 1995, a total of 151,289 OP Units were converted to shares, so that at December 31, 1995 the Company owns 11,681,659 OP Units of the total of 14,426,710.

   Amli Management Company, Amli Institutional Advisors, Inc., Amrescon, Inc., and Amli Landscape Co., a division of Amrescon, Inc., (the "Service Companies") provide services to the Company's wholly-owned properties as well as to properties owned by or joint ventured with third parties.

   The GP Properties (AMLI at Prairie Court in Oak Park, Illinois, AMLI at Towne Creek in Gainesville, Georgia and Abbey Crossing in Atlanta, Georgia) are accounted for using the equity method. These interests are not material to the accompanying consolidated financial statements.

   The accompanying consolidated and combined financial statements use the historical basis of accounting. Certain limited partners in certain of the Original Investors received cash for 50% or more of the value of their limited partnership interests contributed to the Operating Partnership. Purchase accounting was applied to the acquisition of these interests. The acquisition of all other interests was accounted for as a reorganization of entities under common control and, accordingly, assets and liabilities related to those interests continue to be reflected at historical costs in a manner similar to that used in pooling of interests accounting. All significant inter-entity balances and transactions have been eliminated in consolidation.

   The Company's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual amounts realized or paid could differ from these estimates.


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

   At the end of 1994, the Company reviewed its policies relating to depreciation and to repairs, replacements and improvements to real and personal property. Based on this review, effective January 1, 1995, the Company commenced expensing certain expenditures which had previously been capitalized and changed the estimated useful lives of certain land improvements, fixtures and equipment to 15 years from 5 years. The effect of this change in estimate was a $336 increase in repairs and maintenance and a $961 decrease in depreciation, resulting in an increase in net income for the year ended December 31, 1995 of approximately $625, or $.04 per share.

   In conjunction with acquisitions of existing properties, it is the Company's policy to provide in its acquisition budgets adequate funds to complete any deferred maintenance items and to otherwise make the properties acquired competitive with comparable newly-constructed properties. In some cases the Company will provide in its acquisition budget additional funds to upgrade or otherwise improve new acquisitions. Such costs for the years ended December 31, 1995 and 1994 totalled $943 and $640, respectively, and are included in acquisition properties in the accompanying consolidated statements of cash flows. At the closing of the Initial Offering, ARPG provided the Company with slightly more than $3,000 in restricted and unrestricted cash balances. Of this total, approximately $2,500 (including $990 spent directly from an escrow established by certain of the Original Investors) was set aside to fund capital expenditures for the existing properties. The amount not designated for capital improvements (approximately $550) has been used for costs associated with refinancing a portion of the Company's total debt. At December 31, 1994, the Company had completed the capital improvements program and incurred all of the $2,500 for such capital improvements.

   On August 11, 1995, the Company closed the sale of the 421-unit Club Laguna apartments located in Orange County, California. The sale price of $29,908 was paid in cash, and the net proceeds of the sale were used in part to pay down the Lehman Line of Credit ($16,720 of which was secured by this property). The rental apartments in the accompanying balance sheet at December 31, 1995 have been reduced by $28,084 of cost and related accumulated depreciation reflecting the sale of Club Laguna.





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

   Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be
Disposed Of" was issued in March 1995 and is effective for the fiscal years beginning after December 15, 1995.
The statement is not expected to have a material effect on the financial position or results of operations of the
Company.

   PROPERTIES UNDER DEVELOPMENT

   During 1995, the Company acquired five land parcels located in Fort Worth, Texas, Atlanta, Georgia and Eastern
Kansas for a total cost of $7,502.  One of the land parcels in Atlanta, which was purchased for $1,965, was conveyed at cost to Barrett Lakes Limited Liability Company in November 1995.  These newly acquired parcels of land are currently in the development planning stage; physical construction will commence or continue during 1996 on all of these properties.  The table below shows all land parcels that are currently under development.

                                                   NUMBER      NUMBER      TOTAL
                                                    OF          OF        EXPENDED
   PROPERTY                   LOCATION             ACRES       UNITS   THRU 12/31/95
    --------                  --------           ---------   --------- -------------
Wholly Owned:

AMLI at River Park (1)        Fulton County, GA         23         222        $2,699
AMLI at Autumn Chase II       Carrollton, TX            21         224         7,713
AMLI at Autumn Chase III      Carrollton, TX            24         236         1,498
AMLI at Gleneagles II         Dallas, TX                12         264         3,345
AMLI on Rosemeade II          Dallas, TX                10         240         1,258
AMLI at Fossil Creek (1)      Ft. Worth, TX             19         384         1,601
AMLI at Wells Branch (1)      Austin, TX                29         550         3,246
AMLI at Crown Colony II       Topeka, KS                 4          64           373
AMLI at Regents Center III    Overland Park, KS         16         124         1,478
                                                       ---      ------       -------

Total                                                  158       2,308       $23,211
                                                       ===       =====       =======



Co-Investment (Company Ownership Percentage):

AMLI at Barrett Lakes (35%) (2)Cobb County, GA54446$ 3,992
AMLI at Pleasant Hill (40%) (3)Gwinnett County, GA  45   502 20,808

   (1) It is the Company's intention to develop these land parcels in partnership with one or more institutional investors.

   (2) AMLI at Barrett Lakes was conveyed at cost to a 35%-owned co-investment venture in November 1995.

   (3) AMLI at Pleasant Hill commenced rental operations in June 1995. At December 31, 1995, 252 units of 502 total units were leased and substantially complete and ready for occupancy (of which 222 were occupied). The completion of the construction and development of AMLI at Pleasant Hill is expected to occur in August 1996.

     INTEREST AND REAL ESTATE TAX CAPITALIZATION

   Interest and real estate taxes incurred during the construction period are capitalized and depreciated over the lives of the constructed assets. During the years ended December 31, 1995 and 1994 total interest capitalized was $1,638 and $498, respectively. Net of amounts capitalized, total interest incurred during the years ended December 31, 1995, 1994 and 1993 aggregated $12,926, $11,557 and $15,842, respectively.

   REVENUE RECOGNITION

   Rental revenues -- the Company leases its residential properties under operating leases with terms generally of six or twelve months. Rental income is recognized when earned; this method approximates recognition using the straight-line method over the related lease term. At December 31, 1995 apartment leases in effect provide for annual rentals aggregating approximately $69,953.

   Prior to the Initial Offering, certain fees for property management, landscape services and asset management were eliminated in the combination.

   FAIR VALUES

   The estimated fair values of the Company's financial instruments (as defined) presented in these Notes to Financial Statements have been determined by management based on pertinent information available as of December 31, 1995 and 1994, using appropriate methodologies. These estimates are not necessarily indicative of the amounts the Company could ultimately realize.

   The Company's financial instruments consist primarily of its cash equivalents, interest-bearing notes receivable from the Service Companies, operating payables, debt and interest rate limitation contracts. The carrying amounts of the Company's cash equivalents and operating payables are considered to be a reasonable estimate of fair value due to the short-term nature of these instruments.

   CASH AND CASH EQUIVALENTS

   For purposes of the statement of cash flows, the Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 1995 and 1994, cash balances of $550 are restricted as required by the provisions of the indentures of trust relating to tax-exempt bonds.



   DEFERRED EXPENSES

   Deferred costs consist primarily of financing costs which are amortized using the straight-line method over the terms of the related debt. During the construction period, amortization of deferred costs relating to properties under development are capitalized and depreciated over the lives of the constructed assets. During the years ended December 31, 1995 and 1994, capitalized amortization was $214 and $10, respectively. Deferred expenses at December 31, 1995 include $1,341 in unamortized cost of interest rate cap contracts which limit the Company's exposure to increasing rates through various dates in 1997 and 1998. Amounts paid for purchased interest rate cap agreements are amortized over the terms of the related cap contracts.

   On August 9, 1994, the Company completed refinancing $74,793 of its debt under two new loans from Lehman Brothers Holdings Inc., referred to as the $54,835 Lehman Whole Loan and the $56,348 Lehman Line of Credit. Generally accepted accounting principles require that the interest rate cap contracts be "marked to market" and that the Company record a gain on the excess of value over unamortized cost as of the date of refinancing. Because a portion of one interest rate cap contract had become redundant and another was now associated with the Lehman Line of Credit, the Company elected to sell these interest cap contracts while keeping in place interest rate caps on substantially all of its floating rate debt. The Company realized a total gain (including the gain recognized at the August 9, 1994 refinancing from marking the interest rate cap contract to market) of $960 resulting from the above-mentioned LIBOR interest rate cap contract activities.

   INTEREST RATE LIMITATION CONTRACTS

   The Company uses interest rate caps and swaps to limit its exposure to increases in interest rates on its floating rate debt. The Company does not use them for trading purposes.

   At December 31, 1995, the Company was a party to various interest rate cap agreements which entitle the Company to receive from counterparties on a monthly basis the amounts, if any, by which the Company's interest payments on certain floating rate debt exceed capped amounts.

   The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate caps. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of counterparties. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts.



   The following summarizes payments received pursuant to interest rate limitation and swap contracts and the estimated remaining value of such contracts at December 31, 1995.
                                                            UNAMORTIZED    CUMULATIVE
                                     REMAINING                 COST           CASH       APPROXIMATE
   NATIONALMAXIMUM        TYPE OF     CONTRACT  ORIGINAL     DECEMBER       PAYMENTS        VALUE
   AMOUNT  RATE          CONTRACT     MATURITY   COST          1995         RECEIVED     DECEMBER 1995

   $54,835 3.875% LIBOR       Cap       8/1/97    $2,949            861         2,495            1,115
    15,000 3.875% LIBOR       Cap          N/A       806             -          1,473              -
    15,000 7.5% LIBOR         Cap       4/1/97       160             80           -                -
     5,845 3.875% LIBOR       Cap      2/15/98       314            167           162              154
    31,250 3.0% Tax-Exempt    Cap      2/15/97       621            233           323              199
     12,4006.47% (all-in)    Swap      2/15/97       -               -            141               41
                                                   -----          -----         -----            -----
                                                  $4,850          1,341         4,594            1,509
                                                  ======          =====         =====            =====

   As of February 29, 1996, the estimated fair value of the interest rate caps and swaps is approximately $1,552.

   In addition, in December 1995 the Company purchased a 60-day $30,000 Treasury Lock in relation to the anticipated refinancing of its $54,835 Lehman Whole Loan.  At February 29, 1996 the Company had fixed a 7.3% seven year rate on $31,000 of replacement financing and had an additional $20,000 in Treasury Locks in place.  The
Company may continue to use the purchase of Treasury Locks or other financial derivatives to limit its exposure to increases in the ten-year Treasury rate until the interest rate is fixed on all refinancings replacing the Lehman
Whole Loan (anticipated to occur in April 1996).

   OTHER ASSETS

   At December 31, 1995 other assets consist primarily of $3,500 in 13% interest-only notes receivable from the
Service Companies due in 2004, $1,672 in other current receivables from the Service Companies and $500 in escrow deposits.  The Company believes that the carrying amount of its notes receivable from the Service Companies reasonably approximate their fair values.

   PER SHARE DATA

   Net income per share is computed based upon 11,634,776 weighted average shares outstanding  in 1995 and
11,488,651 weighted average shares outstanding during the period from February 15, 1994 through December 31, 1994.

At December 31, 1995 there were 11,681,659 shares outstanding.  Fully diluted earnings per share is not presented as the impact is not material.

   RECLASSIFICATIONS

   Certain amounts in the consolidated 1994 financial statements of the Company and combined 1993 financial statements of ARPG have been reclassified to conform with the current presentation.


3. INVESTMENTS IN PARTNERSHIPS AND SERVICE COMPANIES

   Investments in Partnerships

   At December 31, 1995, the Company, as general partner, owns co-investment partnership interests in Amli
Foundation Co-Investors, L.P. ("Foundation"); Amli Foundation Co-Investors-II, L.P. ("Foundation II"); Amli at
Champions, L.P. ("Champions"); Amli at Windbrooke, L.P. ("Windbrooke"); Amli at Willeo Creek, L.P. ("Willeo
Creek"); Pleasant Hill Joint Venture ("Pleasant Hill"); and Barrett Lakes Limited Liability Company ("Barrett");
and a nominal interest in the GP Properties.  These co-investment partnerships are accounted for using the equity method.  Investments in partnerships at December 31, 1995 and the Company's 1995 share of income or loss from each
(excluding the GP Properties from which the Company received distributions and recorded income of $2) are summarized as follows:

                                                   EQUITY (DEFICITS)
                                                  --------------------                          COMPANY'S
                PROPERTY (COMPANY'S             TOTAL        COMPANY'S    COMPANY'S  NET INCOMESHARE OF NET
PARTNERSHIP     OWNERSHIP PERCENTAGE           ASSETS  TOTAL  SHARE      INVESTMENT    (LOSS) INCOME (LOSS)
- -----------     ---------                      ------  ----- ---------   ----------  -----------------------
Foundation      AMLI at Park Place (25%)      $20,658  7,116     1,780        1,742         354          90
Foundation II   AMLI at Greenwood Forest (15%) 18,086  5,946       892          872       (226)        (33)
Champions       AMLI at Champions Park (15%)   13,032  3,355       503          503       (273)        (41)
Champions       AMLI at Champions Centre (15%) 10,158  3,009       451          443       (398)        (60)
Windbrooke      AMLI at Windbrooke (15%)       18,174  6,190       928          928        (38)         (6)
Willeo Creek    AMLI at Willeo Creek (30%)     15,829  5,630     1,689        1,692         (7)          -
Pleasant Hill
  (1)           AMLI at Pleasant Hill (40%)    21,215 12,012     5,122        4,869         207          82
Barrett         AMLI at Barrett Lakes (35%)     4,013  3,406     1,192        1,206          -           -
                                              ======= ======   -------      -------        ====        ----

                                                               $12,557       12,255                      32
                                                               =======       ======                     ===

(1)   At December 31, 1994, this partnership was wholly-owned by the Company and its accounts (including land and development costs of $5,608, of which $1,925 was reimbursable) were included in the consolidated financial statements of the Company.  On February 1, 1995, the Company admitted The Northwestern Mutual Life Insurance
Company as a joint venture partner, and the accounts of this  partnership are now accounted for using the equity method as described above.



   The fixed-rate debt financing which has been obtained from various insurance companies on behalf of these co-
   investment partnerships is summarized below:

                                TOTAL         OUTSTANDING       INTEREST
     PROPERTY                COMMITMENT       AT 12/31/95         RATE          MATURITY
    ------------            -----------      ------------      ---------       ----------
AMLI at Park Place              $13,000            12,807          8.21%     October 1999
AMLI at Greenwood Forest         11,625            11,625          8.95%         May 2002
AMLI at Champions Park            9,500             9,204          7.26%    December 1997
AMLI at Champions Centre          6,700             6,700          8.93%     January 2002
AMLI at Windbrooke               11,500            11,500          9.24%    February 2002
AMLI at Willeo Creek             10,000            10,000          7.75%        June 1996
AMLI at Pleasant Hill            15,500             6,850          9.15%       March 2007
AMLI at Barrett Lakes            16,680                 0          8.50%    November 2009

   In general, these loans provide for monthly payments of principal and interest based on a 25 or 27 year amortization schedule and a balloon payment at maturity.  Loans against newly-completed properties provide for payments of interest only for an initial period, with principal amortization commencing generally within two years of completion of construction and initial lease-up.

   At December 31, 1994 the Company, as general partner, owns co-investment partnership interests in Amli
Foundation Co-Investors, L.P. ("Foundation"), Amli at Champions, L.P. ("Champions"),  and a nominal interest in the GP Properties.  These co-investment partnerships are accounted for using the equity method.  Investments in partnerships at December 31, 1994 and the Company's 1994 share of income or loss from each (excluding the GP
Properties) are summarized as follows:

                                              EQUITY (DEFICIT)
                                            --------------------
                                                                                   TOTAL       COMPANY'S
              PROPERTY (COMPANY'S  TOTAL               COMPANY'S     COMPANY'S   NET INCOME  SHARE OF NET
PARTNERSHIP   OWNERSHIP PERCENTAGEASSETS        TOTAL    SHARE      INVESTMENT     (LOSS)    INCOME (LOSS)
- -----------   --------------------------        -----  ---------    ----------   ----------  ------------

Foundation    AMLI at Park
              Place (25%)         $20,421       7,722      1,930       1,891         352          88
Champions     AMLI at Champions
              Park (15%)           13,516       3,687        553        553         (73)         (11)
Champions     AMLI at Champions
              Centre (15%)         10,127       3,357        504        504           (2)          -
                                  =======       =====      -----       -----        ====         ----
                                                          $2,987       2,948                       77
                                                          ======       =====                     ====


   INVESTMENTS IN SERVICE COMPANIES

   In connection with the reorganization (June 1994 in the case of Amrescon), the Company obtained 5% of the voting common stock and 100% of the nonvoting preferred stock in the Service Companies, which provide property management, construction, landscaping, investment advisory and asset management services to the Company and to certain other parties. The nonvoting preferred stock entitles the Company to approximately 95% of all cash distributions from the Service Companies. For the years ended December 31, 1995 and 1994, the Company received dividends of $40 and $100, respectively, from the management company. In accordance with EITF Issue 95-6, the Company has changed the method of accounting for its investments in the Service Companies to the equity method from the cost method effective with the financial statements issued for the year ended December 31, 1995. The Company was required to restate its financial statements for the year ended December 31, 1994 to conform to the 1995 presentation. The effect of the restatement was not material in any year.

   Summarized combined financial information of the various Service Companies at and for the year ended December 31, 1995 and for the period from February 15, 1994 through December 31, 1994 follows:

                                             1995            1994

       Income(1)                           $ 4,085           2,698
       General and administrative expenses  (3,335)         (2,018)
                                           -------         -------
                                               750             680

       Interest                               (588)           (407)
       Depreciation                            (86)            (52)
       Income tax                              (29)            (85)
                                           -------        --------

         Net income                        $    47             136
                                           =======        ========

       Total assets                         $5,820           3,141
                                           =======        ========
       (1) Net of construction and landscaping costs.

   Interest expense of the Service Companies relates primarily to the 13% notes payable by Amli Management Company and Amli Institutional Advisors, Inc. to the Company. The Company's share of income from the Service Companies in 1995 and 1994 was $3 and $100, respectively, after elimination of intercompany profit on construction activities.



4. RELATED PARTY TRANSACTIONS

   General and administrative expenses as included in the accompanying consolidated statements of operations include allocations of costs to the Company from Amli and its affiliates. Such allocations are not in excess of Amli's cost of providing services to the Company, including personnel, occupancy and other corporate overhead. Following the Initial Offering, the majority of these costs are borne directly by the Company. Approximately $335 and $512 was allocated to the Company and the Service Companies from Amli's Service Bureau Division in the year ended December 31, 1995 and in the period from February 15 through December 31, 1994, respectively, to reimburse Amli for the Company's allocated share of costs incurred on its behalf. The management of the Company is of the opinion that the costs allocated from Amli's Service Bureau Division reasonably approximate or are less than the costs the Company would incur by contracting for such services with an unaffiliated entity. The Company and the Service Companies have agreed to pay for a share of Amli's total occupancy cost. The Company's total occupancy cost was approximately $150 and $131 for year ended December 31, 1995 and the period from February 15 through December 31, 1994, respectively, including $122 and $107 allocable to the Service Companies.

   During 1995 and 1994 the Company accrued or paid to its affiliates fees and other costs and expenses as follows:

                                               1995            1994

       Management fees                       $1,803           1,411
       General contractor fees                  285              17
       Interest expense                          30              26
       Landscaping and ground maintenance       585             655
                                              =====          ======

   During 1995 and 1994 the Company earned or received from its affiliates other income as follows:

                                               1995            1994

       Development fees                        $338               -
       Acquisition fees                         240             307
       Asset management fees                    223              38
       Accounting and administrative fees        29             173
       Interest on advances                     167               3
       Interest on notes receivable             455             398
                                                ===             ===



   During 1994, Amrescon purchased a total of 38 lumber futures contracts in order to protect against increases in the cost of lumber to be used in constructing new apartments. At December 31, 1995, Amrescon had reduced its position to 6 contracts following acquisition of the lumber for several of its construction projects. The remaining contracts were sold in February 1996. Cumulative losses on these contracts totalled $68, which amount is treated as an additional cost of properties developed in 1995. Amrescon may resume using lumber futures in the future to protect against increases in the cost of lumber as additional properties are developed.

5. DEBT

   BOND FINANCING

   Amli at Spring Creek, an 1,180-unit apartment community in Atlanta, Georgia secures a total of $40,750 of tax-exempt bonds. The terms of the bonds require that a portion of the apartment units be leased to individuals who qualify based on income levels specified by the U.S. Government. The bonds bear interest at a variable rate; however, $31,250 of the total $40,750 has an interest rate cap contract in place against increases in a tax-exempt index rate ("TENR") above 3%. The variable rate is adjusted weekly based upon the remarketing rate for these bonds (3.35 % at February 20, 1996; 3.91% average for the year ended December 31, 1995). The credit enhancement for the bonds was provided by a $41,297 five-year letter of credit from Wachovia Bank which expires on October 15, 1999.

   MORTGAGE NOTES PAYABLE TO FINANCIAL INSTITUTIONS

   At December 31, 1995, Amli Residential Properties Trust owes a total of $67,792 pursuant to nine fixed rate mortgage notes payable to seven financial institutions. Each loan is secured by a first mortgage on the respective residential apartment community and is non-recourse to the partners, except for a $1,500 portion of one of the mortgage notes payable and $13,776 of another of the mortgage notes payable. The loans bear interest at fixed rates between 7% and 9.9%, with maturities extending through September 1, 2005.

   OTHER NOTES PAYABLE

   Other notes payable are comprised of five floating rate loans due to financial institutions aggregating $105,963 and $750 in another note payable. These loans bear interest at rates of 150 to 200 basis points over LIBOR (7.2% - 7.7% at December 31, 1995). Of the total, $12,400 is the subject of an interest rate swap fixing the interest rate at 6.47% through February 15, 1997. In addition, a total of $75,680 is covered by interest rate caps for protection against increases in floating rate, namely, a 30-day LIBOR cap above 3.875% on $54,835 through August 1, 1997; a 7.5% LIBOR cap on $15,000 through April 1, 1997; and a 3.875% LIBOR cap on $5,845 through February 15, 1998.


   In April 1995, the Company closed on a $27,000 revolving credit and construction loan facility with Citicorp Real Estate, Inc. This credit facility will be used primarily to fund the development of AMLI at Autumn Chase II and AMLI at Gleneagles II. On June 16, 1995, the line of credit from Wachovia Bank was modified which increased its commitment to $50,000 from $35,000 and extended the maturity date on loans previously funded to May 1998 from February 1997.

   A portion of the Lehman Line of Credit was secured by Club Laguna. As a result of the sale of Club Laguna on August 11, 1995 and its concurrent release as security for the Lehman Line of Credit, the amount available on the Lehman Line of Credit was reduced to $39,628 from $56,348.

   Of the aggregate $186,443 of other notes payable, $16,000 is outstanding on the $39,628 Lehman Line of Credit; $32,535 is outstanding on the $50,000 Wachovia line of credit; $2,343 is outstanding on the $27,000 Citicorp facility; the entire $6,230 construction loan for AMLI at Regents Center Phase III is available; and $250 in borrowing and $4,007 in letters of credit are outstanding on an $8,000 line of credit from Harris. The total $75,723 (net of $4,007 letters of credit) of unused credit is available to fund future development, acquisition and working capital needs. The line of credit agreements provide for customary borrower covenants, including among other things, minimum debt service coverage ratios and maximum loan to value ratios.



   The table below sets forth certain information relating to the indebtedness of the Company.
                                      ORIGINAL       BALANCE         INTEREST      MATURITY     BALANCE
ENCUMBERED PROPERTIES                   AMOUNT     AT 12/31/95         RATE          DATE     AT 12/31/94
- ---------------------                 ----------   -----------       --------     ---------   -----------
BOND FINANCING:
AMLI at Spring Creek                    $ 40,750        40,750     TENR+1.23%       10/1/24        40,750
                                        --------       -------
MORTGAGE NOTES PAYABLE
 TO FINANCIAL INSTITUTIONS:
AMLI at Alvamar                            5,000         4,819          9.38%        3/1/97         4,865
AMLI at the Arboretum                      4,800         4,504          9.90%       9/28/97         4,573
AMLI at Gleneagles                         8,500         8,248          7.70%      10/31/97         8,336
AMLI at Martha's Vineyard                  7,060         6,776          7.42%       11/1/97         6,875
AMLI at Reflections                        4,800         4,615          7.50%       6/30/98         4,695
AMLI on Rosemeade                          7,050         6,807          7.02%       10/5/98         6,924
AMLI at Sherwood                           7,320         7,155          7.75%        7/1/03         7,307
AMLI at Valley Ranch                      11,500        11,092         7.625%       7/10/03        11,270
AMLI at Regents Center                    20,100        13,776            (1)        9/1/05           -
                                        --------       -------                                    -------
  Total Mortgage Notes Payable            76,130        67,792                                     54,845
                                        --------       -------                                    -------
OTHER NOTES PAYABLE:
AMLI at Vinings
AMLI at Sope Creek Phase I, II & III
AMLI at Sope Creek Phase IV               50,000        32,535     L+1.50%(2)       5/31/98        19,518
                                        --------       -------     ----------       -------        ------
AMLI at Autumn Chase I & II
AMLI at Chase Oaks
AMLI at Gleneagles Phase II               27,000         2,343     L+1.65%(3)       2/28/98          -
                                        --------       -------     ----------       -------        ------
AMLI in Great Hills
AMLI at Bear Creek
AMLI at Nantucket
AMLI at Riverbend
AMLI at West Paces                        54,835        54,835       5.76%(4)        8/9/01        54,835
                                        --------       -------      ---------        ------        ------
AMLI of North Dallas
AMLI at Beekman Place
AMLI on Timberglen
AMLI on the Green                         39,628        16,000        L+1.85%        2/9/99        44,000
                                        --------       -------      ---------        ------        ------
AMLI at Park Sheridan                      8,000           250     L+1.65%(5)       8/30/98         1,989
AMLI at Park Sheridan                      6,230           -          L+2.00%       10/9/96          -
AMLI at Pleasant Hill                        -             -              -             -           1,000
Unsecured                                    750           750          4.00%        Demand           750
                                        --------       -------                                    -------
  Total Other Notes Payable              186,443       106,713                                    122,092
                                        --------       -------                                    -------
  Total                                 $303,323       215,255                                    217,687
                                        ========       =======                                    =======

(1)  $13,800 at 8.73%; $6,300 at 9.23% will not fund until late in 1996.
(2)  Of the total $32,535 in borrowings, $8,775 relating to AMLI at Sope Creek Phase IV is at LIBOR + 1.75%
changing to LIBOR + 1.50% after achievement of certain net operating income levels as defined.  The Company has used interest rate derivative contracts to fix the interest rate at 6.47% through February 15, 1997 on $12,400, to fix the interest rate at 6.65% through February 24, 1997 on $14,000 (6.90% on $8,775 of this amount until rate is reduced to LIBOR + 1.50%), and to limit the interest rate to 5.38% through February 15, 1998 on $5,845.
(3)  For amounts in excess of $15,425 borrowed under this facility, the rate will be LIBOR + 2.00% changing to
LIBOR + 1.85% after issuance of certificate of occupancy and to LIBOR + 1.65% after achievement of certain net operating income levels as defined.
(4)  Current LIBOR + 1.88% rate is capped at 5.76% until August 1, 1997, at which time loan bears fixed interest at 8.35%.
(5)  The interest rate will decrease to LIBOR + 1.50%, LIBOR + 1.375%, or LIBOR + 1.25% based on Company's S&P or
Moody's rating.



     As of December 31, 1995, the scheduled maturities of the Company's debt are as follows:

                                  FIXED RATE
                                    MORTGAGE
                                 NOTES PAYABLE   OTHER
                         BOND     TO INSURANCE   NOTES
                      FINANCINGS   COMPANIES    PAYABLE     TOTAL
                      ---------- ------------- ---------   --------

     1996 . . . . .    $       0         1,007     3,417      4,424
     1997 . . . . .            0        24,750     5,514     30,264
     1998 . . . . .            0        11,530    41,035     52,565
     1999 . . . . .            0           591     3,290      3,881
     2000 . . . . .            0           639       678      1,317
     Thereafter . .       40,750        29,275    52,779    122,804
                         -------        ------   -------    -------
                         $40,750        67,792   106,713    215,255
                         =======        ======   =======    =======

   At December 31, 1995 and 1994, the carrying value and fair value of the Company's long-term debt are not considered to be significantly different. The Company considers the interest rates on its long-term debt as market rates, based on interest rates, payment terms and maturities available to the Company as of December 31, 1995 and 1994, for these types of loans. Current estimates of fair value may differ significantly from the amount presented herein. Certain outstanding debt at December 31, 1993 was repaid at a discount of $1,209 during 1994 and prepayment penalties of approximately $3,105 were incurred on other mortgage indebtedness that was prepaid during 1994.

6. INCOME TAXES

   The Company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to Federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 95 percent of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for Federal income taxes for the Company. Approximately 35% of dividends paid during 1995 represented a return of capital.

   ARPG's combined financial statements include the accounts of the Service Companies, which had been wholly-owned subsidiaries of Amli. The accounts of these entities were included in the consolidated Federal income tax return of Amli and its consolidated subsidiaries during the years from inception through February 15, 1994. Income taxes were allocated to the Service Companies on a stand-alone basis since 1988.

   The Service Companies' combined income (loss) before income taxes includes $168 for the one and one-half months ended February 14, 1994 and $1,400 for the year ended December 31, 1993 subject to corporate income tax.



   Income tax expense allocated for the years ended December 31, 1994 (through February 15, 1994) and 1993 is as follows:


                                                    1994       1993
                                                    ----       ----

Current:
  Federal . . . . . . . . . . . . . . . . . .        $57        595
  State . . . . . . . . . . . . . . . . . . .          5        104
Deferred:
  Federal . . . . . . . . . . . . . . . . . .          -         -
  State . . . . . . . . . . . . . . . . . . .          -         -
                                                     ---        ---
                                                     $62        699
                                                     ===        ===

   This provision for income tax differs from that computed by applying the Federal statutory income tax rates to income before taxes primarily because of state income taxes, net of their Federal income tax benefit.

7. COMMITMENTS AND CONTINGENCIES

   LEASES OF OFFICE SPACE

   The Company is a party to leases of office space with terms expiring through 1998. These leases provide for payment of minimum rent and additional rent based on increases in operating expenses.

   The Company's annual share of the lease payments for noncancellable office leases for 1995 and 1994 is $150, of which $122 is allocated to the Service Companies. Thereafter, its share of such lease payments will be adjusted based on prevailing market rates and actual space occupied. The Company will be obligated for any additional space leased or utilized after February 1994.




   RETIREMENT SAVINGS PLAN

   During 1985, ARPG established the Amli Realty Co. Retirement Savings Plan (the "Retirement Plan"), a qualified plan under Section 401(k) of the Internal Revenue Code. The provisions of the Retirement Plan obligate the Company to contribute up to 50% of the amounts contributed to the Retirement Plan by its employees (such contribution not to exceed $0.50 per employee per year). Employees vest in Company contributions as follows:

     Less than three years' service . . . . . . . . . . . . .    0%
     Three or more years' service . . . . . . . . . . . . . .  100%
                                                               ===

   As of January 1, 1995, the Retirement Plan was amended to provide for an additional contribution by Participating Employers, as defined, equal to a percentage (3% for 1995) of each eligible employee's compensation. An employee is eligible who has completed one year of service by and is an employee as of either June 30 or December 31 of the year for which the contribution is made. Those additional contributions together with the Company's annual 50% matching contribution are to be invested (semi-annually each February and August) in open market purchases of the Company's common stock. Such contributions, by and on behalf of affiliates of the Company, were $230, $45 and $38 in 1995, 1994 and 1993, respectively.

   BONUS INCENTIVE COMPENSATION

   A bonus incentive compensation plan has been established for executive and key officers. This program awards both a cash and a common share or OP Unit bonus to executive officers and certain key officers covered under the plan based on the achievement of specified targets and goals for the Company and the individual officer. The primary targets are the desired annual funds from operations ("FFO") per share and how the Company performs relative to its competitors. The amount of cash bonus and number of common shares or OP Units will be based on a formula determined for each officer up to 50% of base compensation.

   PERFORMANCE INCENTIVE PLAN

   In 1995, the Company established a Performance Incentive Plan whereby executive and key officers and employees may receive OP Units (or cash, under certain circumstances) if a target growth in FFO is achieved for a period of five years starting from the year the rights under this incentive plan are granted. In 1995 a total of $76 was charged to expense by the Company and the Service Companies pursuant to this incentive plan.




   OPTION PLAN

   The Company has adopted the Amli Residential Properties Option Plan
(the "Option Plan") to provide incentives to attract and retain Trustees, officers and key employees and service providers. The Option Plan provides for the grants of options to purchase a specified number of common shares or OP Units ("Options"). Under the Option Plan, the total number of common shares available for grant and available to be issued upon exchange of OP Units issued under the Option Plan equals 1,000,000. Upon certain extraordinary events, the Executive Compensation Committee may make such adjustments in the aggregate number of common shares or OP Units reserved for issuance, the number of common shares or OP Units covered by outstanding awards and the exercise prices specified therein as they determine to be appropriate.

   Options for 464,500 common shares or OP Units have been granted at an exercise price of $20.50 per share (i.e., the initial offering price). Additional Options to acquire 47,500 shares at an average of $18.25 each were awarded in January 1995 and 80,500 shares at $20.1875 per share were awarded in January 1996. Such Options vest one-third each on the third, fourth and fifth anniversary of the grant date, respectively, or immediately in the event of a change in control of the Company.

   LEGAL ACTIONS

   The Company is a party to several legal actions which arose in the normal course of business. In the opinion of management, there will be no adverse consequences from these actions which would be material to the Company's financial position or results of operations.

   ACQUISITION ACTIVITIES

   Through a separate account co-investment partnership with an institutional investor, the Company has a contract to acquire a 592-unit residential property located in Buffalo Grove, Illinois for the price of approximately $45,050. The Company will contribute $5,351 for a 33% interest in the partnership. Closing is anticipated to occur in March 1996.

   DEVELOPMENT ACTIVITIES

   The Company, as managing partner in Pleasant Hill Joint Venture, has guaranteed a maximum development cost of $26,408 for AMLI at Pleasant Hill apartments. In addition, as implementing member in Barrett Lakes Limited Liability Company, the Company has the obligation to make capital contributions to fund AMLI at Barrett Lakes development costs (as defined) in excess of $26,993.



8. SUBSEQUENT EVENTS

   Pursuant to the authority vested to the Board of Trustees in the Declaration of Trust dated January 31, 1994, the Trustees classified and designated 1,500,000 unissued shares of beneficial interest of the Company as Series A cumulative convertible preferred shares of beneficial interest.

On January 30, 1996, the Company completed the sale of 1,200,000 newly issued Series A convertible preferred shares, $.01 par value, for $24,000 in a registered offering. The price per share of $20 was the price of the Company's common shares on January 15, 1996. The Company sold the preferred shares directly to four institutional investors and Amli without the use of a placement agent or underwriter. The proceeds from the sale of these preferred shares, less $75 of transaction costs, were used to reduce the Company's debt, fund development costs and for general corporate purposes.

   The preferred shares will pay a dividend equal to $1.72 per share on an annual basis or the dividend amount paid on common shares, whichever is higher. The Company's Board of Trustees has authorized the payment of dividends at this annual rate for the period from January 30, 1996 to February 20, 1996, the dividend payment date. The preferred shares are perpetual and generally have no voting rights except in certain limited circumstances. The preferred shares may be converted on a share-for-share basis into common shares at any time at a conversion price that shall be adjusted from time to time. After January 30, 2001, the Company may redeem the preferred shares at its option for cash or common shares. The Company may redeem the preferred shares for common shares only when the price of the common shares equals or exceeds the conversion price for 20 of the 30 days preceding the date of redemption notice. The preferred shares and the common shares into which the preferred shares may be converted have been registered under the Company's existing shelf registration.

   On February 29, 1996 Amli elected to convert its 100,000 Series A convertible preferred shares into common shares.

   On February 21, 1996, the Company entered into an interest rate swap contract on $14,000 notional principal amount fixing the rate of that amount of the Wachovia Bank floating rate debt at 6.65% (6.90% on $8,775 of this amount until rate is reduced to LIBOR + 1.50%) through February 24, 1997.

   On February 26, 1996, the Company closed on the acquisition of a land parcel located in Aurora, Illinois. The purchase price included $3,536 in cash and 26,182 OP Units. The Company intends to develop a 272-unit apartment community on this land parcel. Total development costs are projected to be approximately $24,000. Construction is anticipated to start shortly after the acquisition. The Company anticipates entering into a partnership with an institutional investor for the development of this property.



   On February 27, 1996, the Company, as lender, closed on a $12,955 loan to an unrelated limited partnership for the development of a 156-unit apartment community. The property is located in Overland Park, Kansas and is currently under construction. The first loan draw for approximately $2,113 was funded on the same date. The loan is secured by the land and the improvements being constructed thereon. Under certain circumstances, the Company would have the right to purchase the community following completion and stabilization.

   On February 28, 1996, the Company closed on the acquisition of a 78.5 acre land parcel located in Atlanta, Georgia for the price of $6,947. The Company intends to develop an 800-unit apartment community on this land. Construction is scheduled to begin in Spring 1996.




9.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                         YEAR ENDED DECEMBER 31, 1995
                                     ----------------------------------
                                     FIRST    SECOND   THIRD    FOURTH

Revenues. . . . . . . . . . . . . . $18,213  18,539   18,661   18,464
Income (loss) before
  minority interest and
  extraordinary item. . . . . . . .   3,815   3,466    5,498    4,227
Minority interest . . . . . . . . .     761     669    1,051      806
Net income (loss) . . . . . . . . .   3,054   2,797    4,447    3,421
Earnings per share:
  Income before extra-
    ordinary
    item. . . . . . . . . . . . . .$    .26     .24      .38      .30
  Net income (loss) . . . . . . . .     .26     .24      .38      .30

                                         YEAR ENDED DECEMBER 31, 1994
                                     ----------------------------------
                                     FIRST    SECOND   THIRD    FOURTH

Revenues. . . . . . . . . . . . . . $15,017  15,984   16,563   17,651
Income (loss) before minority
 interest and extraordinary item. .   1,625   3,329    4,816    3,628
Minority interest . . . . . . . . .     317     668      967      729
Extraordinary item (net of
 minority interest) . . . . . . . . (2,102)     -         21       74
Net income (loss) . . . . . . . . .   (794)   2,661    3,870    2,973
Earnings per share:
 Income before extra-
  ordinary item . . . . . . . . . .$    .11*    .23      .33      .25
  Net income (loss) . . . . . . . .  (.07)*     .23      .33      .26

                                         YEAR ENDED DECEMBER 31, 1993
                                     ----------------------------------
                                     FIRST    SECOND   THIRD    FOURTH

Revenues. . . . . . . . . . . . . . $11,200  11,724   12,689   12,921
Income (loss) before minority
 interest and extraordinary item. .   (324)   (491)      623  (1,503)
Minority interest . . . . . . . . .     -       -        -        -
Extraordinary item. . . . . . . . .     -       -        -        -
Net income (loss) . . . . . . . . .   (324)   (491)      623  (1,503)

*  One and one-half months subsequent to closing of the Initial Offering.



                                        AMLI RESIDENTIAL PROPERTIES TRUST                            SCHEDULE III

                              CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                DECEMBER 31, 1995
                                             (Dollars in thousands)
                                                             GROSS AMOUNT
                                                           AT WHICH CARRIED
                         INITIAL COSTS (A)                AT CLOSE OF PERIOD (B)
                       --------------------             ------------------------
                                             COSTS                                                     DEPRECI-
                RELATED          BUILDINGS CAPITALIZED        BUILDINGS         ACCUMULATED    DATE      ABLE
                 ENCUM-           AND IM- SUBSEQUENT TO        AND IM-           DEPRECIA-  COMPLETED/  LIVES
PROPERTIES     BRANCES(C)  LAND  PROVEMENTS ACQUISITION  LAND PROVEMENTS   TOTAL    TION     ACQUIRED   YEARS
- ----------     ----------  ---- ------------------------ ---- ----------   ---------------- ---------- ---------
DALLAS/FT. WORTH, TX
AMLI AT:
 Autumn Chase $  1,843    1,781     6,828         87    1,781      6,915   8,696      440      7/23/91  5-40 yrs
 Bear Creek      6,600    2,601     8,979        209    2,601      9,188  11,789      534      12/5/89  5-40 yrs
 Beekman Place   2,400    1,564    10,152         67    1,564     10,219  11,783      587      7/30/90  5-40 yrs
 Chase Oaks        500    1,003     9,513        241    1,003      9,754  10,757      490       6/2/94  5-40 yrs
 Gleneagles      8,248    1,578    10,954        169    1,578     11,123  12,701    2,542       7/1/88  5-40 yrs
 The Green       4,160    1,693    17,007        151    1,693     17,158  18,851    1,030      2/16/94  5-40 yrs
 Nantucket       6,050    1,931     6,817         88    1,931      6,905   8,836    1,991     12/16/88  5-40 yrs
 North Dallas    7,200    5,714    27,052        245    5,714     27,297  33,011    1,512      7/31/89  5-40 yrs
 Reflections     4,615      947     6,492        118      947      6,610   7,557      429       3/2/93  5-40 yrs
 Rosemeade       6,807    1,534     9,182        138    1,534      9,320  10,854      545     12/28/90  5-40 yrs
 Timberglen      2,240    1,932     8,094         76    1,932      8,170  10,102      489       7/9/90  5-40 yrs
 Valley Ranch   11,092    3,139    16,199        176    3,139     16,375  19,514      937      5/25/90  5-40 yrs
               -------   ------   -------     ------   ------    ------- -------  -------
  Subtotal -
  Dallas/
  Ft. Worth, TX 61,755   25,417   137,269      1,765   25,417    139,034 164,451   11,526
               -------   ------   -------     ------   ------    ------- -------  -------
AUSTIN, TX
AMLI AT:
 Arboretum       4,504    1,664     9,480         68    1,664      9,548  11,212    1,683       6/4/865 - 40 yrs
 Great Hills     9,075    3,228    14,304        174    3,228     14,478  17,706      848      1/18/915 - 40 yrs
 Martha's
  Vineyard       6,776    2,154    13,216        103    2,154     13,319  15,473      738      10/9/925 - 40 yrs
               -------   ------   -------     ------   ------    ------- -------  -------
  Subtotal -
  Austin, TX    20,355    7,046    37,000        345    7,046     37,345  44,391    3,269
               -------   ------   -------     ------   ------    ------- -------  -------


                                        AMLI RESIDENTIAL PROPERTIES TRUST                            SCHEDULE III

                              CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                DECEMBER 31, 1995
                                             (Dollars in thousands)
                                                             GROSS AMOUNT
                                                           AT WHICH CARRIED
                         INITIAL COSTS (A)                AT CLOSE OF PERIOD (B)
                       --------------------             ------------------------
                                             COSTS                                                     DEPRECI-
                RELATED          BUILDINGS CAPITALIZED        BUILDINGS         ACCUMULATED    DATE      ABLE
                 ENCUM-           AND IM- SUBSEQUENT TO        AND IM-           DEPRECIA-  COMPLETED/  LIVES
PROPERTIES     BRANCES(C)  LAND  PROVEMENTS ACQUISITION  LAND PROVEMENTS   TOTAL    TION     ACQUIRED   YEARS
- ----------     ----------  ---- ------------------------ ---- ----------   ---------------- ---------- ---------
ATLANTA, GA
AMLI AT:
 Sope Creek     14,754    1,491    13,858        515    1,491     14,373  15,864    5,253    7/82-9/83  5-40 yrs
 Sope Creek IV   8,775    1,856     8,958         36    1,888      8,962  10,850      109       9/1/83  5-40 yrs
 Spring Creek   40,750    8,579    45,971        640    8,579     46,611  55,190   11,466    5/85-5/89  5-40 yrs
 Vinings         9,006    1,490     9,576         69    1,490      9,645  11,135      663      6/19/92  5-40 yrs
 West Paces     11,935    2,160    20,595         82    2,160     20,677  22,837    1,120     11/15/93  5-40 yrs
               -------   ------   -------     ------   ------    ------- -------  -------
  Subtotal -
  Atlanta, GA   85,220   15,576    98,958      1,342   15,608    100,268 115,876   18,611
               -------   ------   -------     ------   ------    ------- -------  -------
EASTERN KANSAS
AMLI AT:
 Alvamar         4,819      727     6,983        133      727      7,116   7,843      248     10/18/94  5-40 yrs
 Crown Colony               652     5,370        165      652      5,535   6,187      192     10/18/94  5-40 yrs
 Regents Center 13,776    1,599    15,213        465    1,599     15,678  17,277      609     10/18/94  5-40 yrs
 Sherwood        7,155    1,281    12,430        143    1,281     12,573  13,854      449     10/18/94  5-40 yrs
               -------   ------   -------     ------   ------    ------- -------  -------
  Subtotal -
  Overland, KS  25,750    4,259    39,996        906    4,259     40,902  45,161    1,498
               -------   ------   -------     ------   ------    ------- -------  -------
INDIANAPOLIS, IN
AMLI AT:
 Riverbend      21,175    5,184    33,209        291    5,184     33,500  38,684    2,063     12/12/92  5-40 yrs
               -------   ------   -------     ------   ------    ------- -------  -------
CHICAGO, IL
AMLI AT:
 Park Sheridan     250    1,101     9,458        181    1,101      9,639  10,740    2,156      8/31/89  5-40 yrs
               -------   ------   -------     ------   ------    ------- -------  -------
  TOTAL
  PROPERTIES   214,505   58,583   355,890      4,830   58,615    360,688 419,303   39,123
               -------   ------   -------     ------   ------    ------- -------  -------


                                        AMLI RESIDENTIAL PROPERTIES TRUST                            SCHEDULE III

                              CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                DECEMBER 31, 1995
                                             (DOLLARS IN THOUSANDS)
                                                             GROSS AMOUNT
                                                           AT WHICH CARRIED
                         INITIAL COSTS (A)                AT CLOSE OF PERIOD (B)
                       --------------------             ------------------------
                                             COSTS                                                     DEPRECI-
                RELATED          BUILDINGS CAPITALIZED        BUILDINGS         ACCUMULATED    DATE      ABLE
                 ENCUM-           AND IM- SUBSEQUENT TO        AND IM-           DEPRECIA-  COMPLETED/  LIVES
PROPERTIES     BRANCES(C)  LAND  PROVEMENTS ACQUISITION  LAND PROVEMENTS   TOTAL    TION     ACQUIRED   YEARS
- ----------     ----------  ---- ------------------------ ---- ----------   ---------------- ---------- ---------
LAND PARCELS AND OTHER
AMLI AT:
 Autumn Chase
  Phase II                1,210                6,503    1,210      6,503   7,713        0      7/23/91
 Autumn Chase
  Phase III               1,323                  175    1,323        175   1,498
 Crown Colony
  Phase II                  325                   48      325         48     373
 Wells Branch             2,400                  846    2,400        846   3,246               5/12/94
 Gleneagles
  Phase II                1,600                1,745    1,600      1,745   3,345               5/31/94
 Regents Center
  Phase III                 661                  817      661        817   1,478              10/18/94
 Rosemeade
  Phase II                1,166                   92    1,166         92   1,258              11/30/94
 Fossil Creek             1,489                  112    1,489        112   1,601
 River Park               2,400                  299    2,400        299   2,699
 Other                       28       248         75       28        323     351       34               5-40 yrs
  TOTAL LAND
   PARCELS
   AND OTHER         0   12,602       248     10,712   12,602     10,960  23,562       34
               -------   ------   -------     ------   ------    ------- -------  -------

  TOTAL       $214,505   71,185   356,138     15,542   71,217    371,648 442,865   39,157
               =======   ======   =======     ======   ======    ======= =======  =======


                             AMLI RESIDENTIAL PROPERTIES TRUST                            SCHEDULE III

                              CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                DECEMBER 31, 1995
                                             (Dollars in thousands)

Notes:
(A)   The initial costs represents the original development costs or original purchase price of the properties to the
Company, including closing costs.
(B)   The aggregate cost of real estate owned at December 31, 1995 for Federal income tax purposes was $445,655.
(C)   Amounts disclosed exclude current accrued interest and debt not secured by properties.
(D)   Reconciliation of real estate owned:

                                                           DECEMBER 31,  DECEMBER 31,    DECEMBER 31,
                                                               1995          1994            1993
                                                           ------------  ------------    ------------

          Balance at beginning of period. . . . . . . .        $451,762       338,895         263,877
          Additions during period . . . . . . . . . . .          25,997        88,358          75,018
          Effect of reorganization. . . . . . . . . . .             -          24,509            -
          Contribution to Joint Venture . . . . . . . .          (5,608)         -               -
          Sale of property. . . . . . . . . . . . . . .         (29,286)         -               -
                                                               --------      --------        --------
          Balance at end of period. . . . . . . . . . .        $442,865       451,762         338,895
                                                               ========      ========        ========

(E)   Reconciliation of accumulated depreciation:

          Balance at beginning of period. . . . . . . .        $ 29,574        41,376          31,689
          Additions during period . . . . . . . . . . .          10,785        10,627           9,687
          Effect of reorganization. . . . . . . . . . .            -          (22,429)           -
          Sale of property. . . . . . . . . . . . . . .          (1,202)        -                -
                                                               --------      --------        --------
          Balance at end of period. . . . . . . . . . .         $39,157        29,574          41,376
                                                               ========      ========        ========





ITEM 9.   CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

There were no changes of auditors during the fiscal years of 1995, 1994 or 1993.


