Form 10-Q/A
period 1996-03-31
AMLI RESIDENTIAL PROPERTIES TRUST
filed 1996-06-25
CIK 914724

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.   20549

                               FORM 10-Q AMENDED

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

   PART I            FINANCIAL INFORMATION

   Item 1.           Financial Statements

                                                                                           AMLI RESIDENTIAL PROPERTIES TRUST
                                                                                              CONSOLIDATED BALANCE SHEETS
                                                                                         March 31, 1996 and December 31, 1995

                                                                                                      (Unaudited)
                                                                                     (Dollars in thousands, except per share data)
                                                                                                 March 31,             December 31
                                                                                                   1996                      1995
                                                                                                   ----                      ----
ASSETS:
Rental apartments:
    Land . . . . . . . . . . . . . . . . . .  . . . . . . . . . . . . . . . . . . .              $ 58,643                   58,643
    Depreciable property . . . . . . . . . . . . . . . . . . . . . . . .  . . . . .               361,330                  361,011
                                                                                                 --------                  -------
                                                                                                  419,973                  419,654
    Less accumulated depreciation. . . . . . . . . . . . . . . . . . . .  . . . . .               (41,826)                 (39,157)
                                                                                                ---------                 --------
                                                                                                  378,147                  380,497

Property under development . . . . . . . . . . . . . . . . . . . . . . .  . . . . .                42,763                   23,211
Investments in partnerships. . . . . . . . . . . . . . . . . . . . . . .  . . . . .                17,758                   12,255

Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .  . . . . .                 2,080                    2,279
Security deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . .                 1,874                    1,880
Deferred expenses, net . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . .                 4,922                    5,415
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . .                 9,419                    7,690
                                                                                                ---------                 --------

            Total Assets                                                                         $456,963                  433,227
                                                                                                ========                  =======
LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Debt (note 5). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . .               218,267                  215,255
Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . .  . . . . .                 1,127                    1,230
Accrued real estate taxes payable. . . . . . . . . . . . . . . . . . . .  . . . . .                 3,577                    6,471
Security deposits and prepaid rents. . . . . . . . . . . . . . . . . . .  . . . . .                 2,185                    2,439
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . .                 3,954                    2,592
                                                                                                ---------                 --------
        Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .  . . . . .               229,110                  227,987
                                                                                                ---------                 --------

Commitments and contingencies

Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . .                40,249                   39,077
                                                                                                ---------                  -------

SHAREHOLDERS' EQUITY:
Preferred shares of beneficial interest, $.01 par value,
     1,400,000 authorized, 1,200,000 issued and
     1,100,000 outstanding at March 31, 1996 . . . . . . . . . . . . . .  . . . . .                    11                     -
Shares of beneficial interest, $.01 par value, 148,600,000
    authorized, 11,787,879 and 11,681,659 common shares issued
    and outstanding, respectively. . . . . . . . . . . . . . . . . . . .  . . . . .                   118                      117
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . .  . . . . .               242,927                  218,752
Retained earnings (deficit). . . . . . . . . . . . . . . . . . . . . . .  . . . . .               (18,309)                 (20,705)
Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . .               (37,143)                 (32,001)
                                                                                                 --------                  -------
        Total shareholders' equity                                                                187,604                  166,163
                                                                                                 --------                  -------

            Total Liabilities and Shareholders' Equity                                           $456,963                  433,227
                                                                                                 ========                  =======

See accompanying notes to consolidated financial statements.

                                                                     3
                                                           AMLI RESIDENTIAL PROPERTIES TRUST
                                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           Three Months Ended March 31, 1996 and 1995
                                                                        (Unaudited)
                                                          (Dollars in thousands, except per share data)

                                                       March 31, 1996                  March 31, 1995
                                                      --------------                  --------------
Revenues:
    Property:
       Rental. . . . . . . . . . . . . . . . . . .       $17,431                          17,129
       Other . . . . . . . . . . . . . . . . . . .           711                             654
    Interest and share of income (loss) from
       Service Companies . . . . . . . . . . . . .            58                             154
    Other interest . . . . . . . . . . . . . . . .           125                              70
    Other. . . . . . . . . . . . . . . . . . . . .           373                             206
                                                        --------                         -------
          Total revenues . . . . . . . . . . . . .        18,698                          18,213
                                                        --------                         -------

Expenses:
    Real estate taxes. . . . . . . . . . . . . . .         2,120                           2,049
    Personnel. . . . . . . . . . . . . . . . . . .         1,594                           1,498
    Building repairs and maintenance
       and maintenance services. . . . . . . . . .         1,115                             954
    Landscaping and grounds maintenance. . . . . .           331                             387
    Utilities. . . . . . . . . . . . . . . . . . .         1,066                           1,044
    Advertising and promotion. . . . . . . . . . .           472                             354
    Property management fees . . . . . . . . . . .           454                             445
    Insurance. . . . . . . . . . . . . . . . . . .           234                             230
    Other operating expenses . . . . . . . . . . .           305                             260
    Interest . . . . . . . . . . . . . . . . . . .         2,818                           3,355
    Amortization of deferred costs . . . . . . . .           451                             461
    Depreciation . . . . . . . . . . . . . . . . .         2,669                           2,728
    General and administrative . . . . . . . . . .           596                             508
    Expenses associated with the AMLI brand name.             -                             125
                                                      ----------                         -------

          Total expenses . . . . . . . . . . . . .        14,225                          14,398
                                                      ----------                         -------

Income before minority interest. . . . . . . . . .         4,473                           3,815
Minority interest. . . . . . . . . . . . . . . . .           807                             761
                                                      ----------                         -------
          Net income . . . . . . . . . . . . . . .         3,666                           3,054

Less income attributable to Series A preferred
  shares . . . . . . . . . . . . . . . . . . . . .           327                            -
                                                      ----------                       ---------
Net income attributable to common shares . . . . .       $ 3,339                           3,054
                                                      ==========                       =========
Net income per common share. . . . . . . . . . . .      $    .29                             .26
Dividends declared and paid per common share . . .      $    .43                             .42







See accompanying notes to consolidated financial statements.

                                                  4

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

                          5
            AMLI RESIDENTIAL PROPERTIES TRUST
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             March 31, 1996 and 1995
                    (Unaudited)
      (Dollars in thousands, except per share data)

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

                                       8
                       AMLI RESIDENTIAL PROPERTIES TRUST
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                              (Unaudited)

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

       Other Assets

       At March 31, 1996 other assets consist primarily of $3,500 in 13% interest-only notes receivable from the Service Companies due in 2004, $3,065 in other current receivables from the Service Companies and $550 in restricted cash.
                                        9
                      AMLI RESIDENTIAL PROPERTIES TRUST

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

                                                               Equity (Deficit)
                                                                                                   Total       Company's
                  Property/Company's              Total                Company's   Company's    Net Income   Share of Net
Partnership       Ownership Percentage            Assets      Total     Share      Investment      (Loss)     Income (Loss)
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
                                                                         =======       ======                  ====

                                     10
                          AMLI RESIDENTIAL PROPERTIES TRUST

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

                             11

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

                          12
              AMLI RESIDENTIAL PROPERTIES TRUST
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

                               13
                       AMLI RESIDENTIAL PROPERTIES TRUST

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

                                                     Original      Balance        Interest    Maturity      Balance
Encumbered Properties                                 Amount      at 3/31/96         Rate     Date         at 12/31/95
Bond Financing:
AMLI at Spring Creek                                  $ 40,750     40,750        Tax-exempt       10/1/24    40,750
                                                                                 rate + 1.23%
Mortgage Notes Payable to Financial Institutions:
AMLI at Alvamar                                          5,000      4,808         9.38%            3/1/97     4,819
AMLI at the Arboretum                                    4,800      4,484         9.90%           9/28/97     4,504
AMLI at Gleneagles                                       8,500      8,225         7.70%          10/31/97     8,248
AMLI at Martha's Vineyard                                7,060      6,750         7.42%           11/1/97     6,776
AMLI at Reflections                                      4,800      4,594         7.50%           6/30/98     4,615
AMLI on Rosemeade                                        7,050      6,777         7.02%           10/5/98     6,807
AMLI at Sherwood                                         7,320      7,114         7.75%            7/1/03     7,155
AMLI at Valley Ranch                                    11,500     11,046         7.625%          7/10/03    11,092
AMLI at Regents Center                                  20,100     13,752          (1)             9/1/05    13,776
                                                      --------     ------                                   -------
Total Mortgage Notes Payable                            76,130     67,550                                    67,792
                                                      --------     ------                                   -------
Other Notes Payable:
AMLI at Vinings
AMLI at Sope Creek Phase I, II & III
AMLI at Sope Creek Phase IV                             50,000     32,535           L+1.50%(2)    5/31/98    32,535
                                                       -------    -------           ---------     -------    ------

AMLI at Autumn Chase I & II
AMLI at Chase Oaks
AMLI at Gleneagles Phase II                             27,000      7,949           L+1.65%(3)    2/28/98     2,343
                                                       -------   --------           ----------    -------    ------
AMLI in Great Hills
AMLI at Bear Creek (6)
AMLI at Nantucket (6)
AMLI at Riverbend
AMLI at West Paces (6)                                 54,835      54,835            5.76%(4)     8/9/01     54,835
                                                      -------     -------            --------     ------     ------
AMLI of North Dallas
AMLI at Beekman Place
AMLI on Timberglen (6)
AMLI on the Green                                       39,628     10,000             L+1.85%     2/9/99     16,000
                                                       -------    -------            --------     ------     ------
AMLI at Park Sheridan                                    8,000          -             L+1.65%(5) 8/30/98        250
AMLI at Park Sheridan                                    6,230        491             L+2.00%    10/9/96          -
Northwinds                                               3,407      3,407   Non-interest bearing      -
Unsecured                                                  750        750              4.00%      Demand        750
                                                      --------   --------                                   -------
  Total Other Notes Payable                            189,850    109,967                                   106,713
                                                      --------   --------                                   -------
  Total                                               $306,730    218,267                                   215,255
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

                                          16

                              AMLI RESIDENTIAL PROPERTIES TRUST

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                      (Unaudited)
As of March 31, 1996, the scheduled maturities of the Company's debt are as follows:
                                                                                     Fixed Rate
                                                                                      Mortgage
                                                                                     Notes Payable       Other
                                                                    Bond              to Insurance       Notes
                                                                 Financings            Companies        Payable           Total
            1996 . . . . . . . . . . . . . . . . . . . . . . .   $    -                765               6,315             7,080
            1997 . . . . . . . . . . . . . . . . . . . . . . .        -             24,750               3,514            28,264
            1998 . . . . . . . . . . . . . . . . . . . . . . .        -             11,530              44,391            55,921
            1999 . . . . . . . . . . . . . . . . . . . . . . .        -                591               2,290             2,881
            2000 . . . . . . . . . . . . . . . . . . . . . . .        -                639                 678             1,317
            Thereafter . . . . . . . . . . . . . . . . . . . .   40,750             29,275              52,779           122,804
                                                                 ------             ------              ------           -------
                                                                $40,750             67,550             109,967           218,267
                                                                =======             ======             =======           =======

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




                        25

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