Form 10-Q
period 1996-06-30
AMLI RESIDENTIAL PROPERTIES TRUST
filed 1996-08-14
CIK 914724

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549


                                   FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



                 For the Quarterly Period Ended June 30, 1996



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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes  ( X )  No (  )

The number of the Registrant's Common Shares of Beneficial Interest outstanding was 11,795,476 as of June 30, 1996.






                                     INDEX



PART I:  FINANCIAL INFORMATION


Item 1:     Financial Statements (Unaudited)


            Consolidated Balance Sheets as of
              June 30, 1996 and December 31, 1995 . . . . . . .       3


            Consolidated Statements of Operations for
              the three months and the six months ended
              June 30, 1996 and 1995. . . . . . . . . . . . . .       4


            Consolidated Statements of Cash Flows for
              the six months ended June 30, 1996 and 1995 . . .       5


            Notes to Consolidated Financial Statements. . . . .  6 - 18



Item 2:     Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations . . . . . . . . . . . . . . 19 - 25



PART II:  OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . .      26



SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . .      27






PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                         AMLI RESIDENTIAL PROPERTIES TRUST

                                            CONSOLIDATED BALANCE SHEETS

                                        JUNE 30, 1996 AND DECEMBER 31, 1995

                                                    (UNAUDITED)
                                   (Dollars in thousands, except per share data)
                                                                                  JUNE 30,       DECEMBER 31,
                                                                                    1996             1995
                                                                               --------------    ------------
ASSETS:
Rental apartments:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   58,643          58,643
  Depreciable property. . . . . . . . . . . . . . . . . . . . . . . . . . .           361,879         361,011
                                                                                   ----------      ----------
                                                                                      420,522         419,654
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . .           (44,552)        (39,157)
                                                                                   ----------      ----------
                                                                                      375,970         380,497

Property under development. . . . . . . . . . . . . . . . . . . . . . . . .            50,597          23,211
Investments in partnerships . . . . . . . . . . . . . . . . . . . . . . . .            24,351          12,255

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .             4,459           2,279
Security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,881           1,880
Deferred expenses, net. . . . . . . . . . . . . . . . . . . . . . . . . . .             2,509           5,415
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            10,573           7,690
                                                                                   ----------      ----------
          Total Assets                                                             $  470,340         433,227
                                                                                   ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Debt (note 5) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  230,888         215,255
Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . . . . .               992           1,230
Accrued real estate taxes payable . . . . . . . . . . . . . . . . . . . . .             5,057           6,471
Security deposits and prepaid rents . . . . . . . . . . . . . . . . . . . .             2,191           2,439
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             3,522           2,592
                                                                                   ----------      ----------
          Total liabilities . . . . . . . . . . . . . . . . . . . . . . . .           242,650         227,987
                                                                                   ----------      ----------

Commitments and contingencies

Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            41,814          39,077
                                                                                   ----------      ----------

SHAREHOLDERS' EQUITY:
Preferred shares of beneficial interest, $.01 par value,
  1,400,000 authorized, 1,200,000 issued and
  1,100,000 outstanding at June 30, 1996. . . . . . . . . . . . . . . . . .                11            -
Shares of beneficial interest, $.01 par value, 148,600,000
  authorized, 11,795,476 and 11,681,659 common shares issued
  and outstanding, respectively . . . . . . . . . . . . . . . . . . . . . .               118             117
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . .           243,854         218,752
Retained earnings (deficit) . . . . . . . . . . . . . . . . . . . . . . . .           (15,419)        (20,705)
Dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (42,688)        (32,001)
                                                                                   ----------      ----------
          Total shareholders' equity                                                  185,876         166,163
                                                                                   ----------      ----------

          Total Liabilities and Shareholders' Equity                               $  470,340         433,227
                                                                                   ==========      ==========


















                           See accompanying notes to consolidated financial statements.




                                         AMLI RESIDENTIAL PROPERTIES TRUST

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                 Three and Six Months Ended June 30, 1996 and 1995

                                                    (Unaudited)
                                   (Dollars in thousands, except per share data)


                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                               JUNE 30                        JUNE 30
                                                        ------------------------      ------------------------
                                                            1996          1995           1996           1995
                                                         ---------      --------      ---------       --------
Revenues:
  Property:
    Rental. . . . . . . . . . . . . . . . . . . . .       $ 17,766        17,440         35,197         34,569
    Other . . . . . . . . . . . . . . . . . . . . .            814           677          1,525          1,331
  Interest and share of income from
   Service Companies. . . . . . . . . . . . . . . .             19           114             77            268
  Other interest. . . . . . . . . . . . . . . . . .            140            92            265            162
  Other . . . . . . . . . . . . . . . . . . . . . .            508           216            881            422
                                                          --------      --------       --------       --------
          Total revenues. . . . . . . . . . . . . .         19,247        18,539         37,945         36,752
                                                          --------      --------       --------       --------

Expenses:
  Personnel . . . . . . . . . . . . . . . . . . . .          1,727         1,601          3,321          3,099
  Advertising and promotion . . . . . . . . . . . .            478           441            950            795
  Utilities . . . . . . . . . . . . . . . . . . . .          1,001           943          2,067          1,987
  Building repairs and maintenance and
   maintenance services . . . . . . . . . . . . . .          1,182         1,108          2,297          2,062
  Landscaping and grounds maintenance . . . . . . .            524           581            855            968
  Real estate taxes . . . . . . . . . . . . . . . .          2,173         1,972          4,293          4,021
  Insurance . . . . . . . . . . . . . . . . . . . .            253           236            487            466
  Property management fees. . . . . . . . . . . . .            464           453            918            898
  Other operating expenses. . . . . . . . . . . . .            296           252            601            512
  Interest. . . . . . . . . . . . . . . . . . . . .          2,996         3,325          5,814          6,680
  Amortization of deferred costs. . . . . . . . . .            400           431            851            892
  Depreciation  . . . . . . . . . . . . . . . . . .          2,726         2,741          5,395          5,469
  General and administrative. . . . . . . . . . . .            532           492          1,128          1,000
  Expenses associated with the AMLI brand name. . .           -              497            -              622
                                                          --------      --------       --------       --------
          Total expenses. . . . . . . . . . . . . .         14,752        15,073         28,977         29,471
                                                          --------      --------       --------       --------
Income before non-recurring gain, minority
  interest and extraordinary item . . . . . . . . .          4,495         3,466          8,968          7,281
Non-recurring gain. . . . . . . . . . . . . . . . .            584          -               584            -
                                                          --------      --------       --------       --------

Income before minority interest and
  extraordinary item  . . . . . . . . . . . . . . .          5,079         3,466          9,552          7,281
Minority interest . . . . . . . . . . . . . . . . .            920           669          1,727          1,430
                                                          --------      --------       --------       --------
          Income before extraordinary item. . . . .          4,159         2,797          7,825          5,851
Extraordinary item -
  loss on early extinguishment of debt (net of
  minority interest). . . . . . . . . . . . . . . .          1,118          -             1,118            -
                                                          --------      --------       --------       --------
          Net income  . . . . . . . . . . . . . . .          3,041         2,797          6,707          5,851
Less income attributable to Series A
  preferred shares. . . . . . . . . . . . . . . . .            473          -               800            -
                                                          --------      --------       --------       --------
          Net income attributable to common shares.       $  2,568         2,797          5,907          5,851
                                                          ========      ========       ========       ========

Income per common share:
  Before extraordinary item . . . . . . . . . . . .       $    .31           .24            .60            .50
  Extraordinary item. . . . . . . . . . . . . . . .       $   (.09)         -              (.09)           -
  Net income per common share . . . . . . . . . . .       $    .22           .24            .51            .50
Dividends declared and paid per common share. . . .       $    .43           .43            .86            .85
                                                          =========     ========       ========       ========


                           See accompanying notes to consolidated financial statements.




                                         AMLI RESIDENTIAL PROPERTIES TRUST

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                    (UNAUDITED)
                                              (Dollars in thousands)

                                                                                        1996            1995
                                                                                     ---------        --------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  6,707           5,851
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,395           5,469
    Amortization of deferred costs. . . . . . . . . . . . . . . . . . . . . . .            851             892
    Income from partnerships. . . . . . . . . . . . . . . . . . . . . . . . . .           (209)             23
    Non-recurring gain. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (584)            -
    Loss on early extinguishment of debt. . . . . . . . . . . . . . . . . . . .          1,365             -
    Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,480           1,430
  Changes in assets and liabilities:
    Increase in deferred costs. . . . . . . . . . . . . . . . . . . . . . . . .            -              (307)
    Decrease in security deposits . . . . . . . . . . . . . . . . . . . . . . .             (1)             (5)
    (Increase) decrease in other assets . . . . . . . . . . . . . . . . . . . .           (655)            547
    (Decrease) increase in accrued interest payable . . . . . . . . . . . . . .           (238)            431
    Decrease in accrued real estate taxes . . . . . . . . . . . . . . . . . . .         (1,394)         (1,518)
    Decrease in tenant security deposits and prepaid rents. . . . . . . . . . .           (248)            (20)
    Increase (decrease) in other liabilities. . . . . . . . . . . . . . . . . .            930            (849)
                                                                                      --------         -------
          Net cash provided by operating activities . . . . . . . . . . . . . .         13,399          11,944
                                                                                      --------         -------

Cash flows for investing activities:
  Investments in partnerships . . . . . . . . . . . . . . . . . . . . . . . . .        (11,347)         (2,992)
  Cash distributions from partnerships. . . . . . . . . . . . . . . . . . . . .            528             156
  Advances to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,675)         (2,601)
  Earnest money deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . .            450            (150)
  Capital expenditures - existing properties. . . . . . . . . . . . . . . . . .           (727)           (739)
  Acquisition properties. . . . . . . . . . . . . . . . . . . . . . . . . . . .            -              (738)
  Properties under development, net of reimbursable
   co-investors' costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (21,653)         (8,786)
                                                                                      --------         -------
          Net cash used in investing activities . . . . . . . . . . . . . . . .        (35,424)        (15,850)
                                                                                      --------         -------
Cash flows from financing activities:
  Debt proceeds, net of financing costs . . . . . . . . . . . . . . . . . . . .        127,045          30,004
  Debt repayments, including prepayment penalties . . . . . . . . . . . . . . .       (116,439)        (14,454)
  Proceeds from preferred shares offering, net of issuance costs. . . . . . . .         23,918            -
  Net proceeds from treasury lock contracts . . . . . . . . . . . . . . . . . .          1,424            -
  Net proceeds from sale of interest rate cap contracts . . . . . . . . . . . .          1,310            -
  Distributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,366)         (2,410)
  Dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (10,687)         (9,853)
                                                                                      --------         -------
          Net cash provided by financing activities . . . . . . . . . . . . . .         24,205           3,287
                                                                                      --------         -------

Net increase (decrease) in cash and cash equivalents. . . . . . . . . . . . . .          2,180            (619)
Cash and cash equivalents at beginning of period. . . . . . . . . . . . . . . .          2,279           4,010
                                                                                      --------         -------
Cash and cash equivalents at end of period. . . . . . . . . . . . . . . . . . .       $  4,459           3,391
                                                                                      ========         =======
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest, net of amounts capitalized . . . .       $  6,052           6,249
                                                                                      ========        ========




















                           See accompanying notes to consolidated financial statements.




                      AMLI RESIDENTIAL PROPERTIES TRUST

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           June 30, 1996 and 1995

                                 (Unaudited)
                (Dollars in thousands, except per share data)



1.    ORGANIZATION AND BASIS OF PRESENTATION

      Organization

      Amli Residential Properties Trust (the "Company") commenced operations upon the completion of its initial public offering on February 15, 1994. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position at June 30, 1996 and December 31, 1995 and the results of operations and cash flows for the periods presented, have been made.

      Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results for the six months ended June 30, 1996 are not necessarily indicative of expected results for the entire year.

      The consolidated financial statements include the accounts of the Company and Amli Residential Properties, L. P. (the "Operating Partnership" which holds the operating assets of the Company). The Company is the sole general partner and owns an 81.6% majority interest in the Operating Partnership. The limited partners hold Operating Partnership units ("OP Units") which are convertible into shares of the Company on a one-for-one basis, subject to certain limitations.

      On January 30, 1996, the Company completed the sale of 1,200,000 newly issued Series A convertible preferred shares, $.01 par value, for $24,000 in a registered offering. The price per share of $20 was the price of the Company's common shares on January 15, 1996. The Company sold the preferred shares directly to four institutional investors and Amli Realty Co. ("Amli") without the use of a placement agent or underwriter. The proceeds from the sale of these preferred shares, less $82 of transaction costs, were used to reduce the Company's debt, fund development costs and for general corporate purposes.

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

      On February 26, 1996, the Operating Partnership issued 26,182 OP Units in addition to $3,500 in cash for the acquisition of a land parcel in Aurora, Illinois. Construction of a 272-unit apartment community on this site is currently underway.

      On May 6, 1996, the Operating Partnership issued 143,500 OP Units in exchange for the contribution of 24 acres of land by an unrelated party. The Company plans to start construction on a 312-unit apartment community on this site later in 1996. The Company filed a registration statement to provide its new investor with the opportunity to acquire registered shares.

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

      Properties Under Development

      At June 30, 1996 the Company's properties under development include parcels of land in the development planning stage on which physical construction will commence during 1996. Properties currently under development are as follows:





                                                           NUMBER           NUMBER          TOTAL
                                                              OF              OF           INCURRED
      PROPERTY                      LOCATION                ACRES            UNITS       THRU 6/30/96
      --------                      --------               -------          -------      ------------
Wholly Owned:

AMLI at Autumn Chase II             Carrollton, TX              21              224           $11,008
AMLI at Autumn Chase III            Carrollton, TX              24              240             1,587
AMLI at Gleneagles II               Dallas, TX                  12              264             9,042
AMLI on Rosemeade II                Dallas, TX                  10              200             1,314
AMLI at Fossil Creek (1)            Ft. Worth, TX               19              384             1,765
AMLI at Wells Branch (1)            Austin, TX                  29              576             3,465
AMLI at Crown Colony II             Topeka, KS                   4               64               423
AMLI at Regents Center III          Overland Park, KS           16              124             3,192
Vinings Square (2)                  Overland Park, KS           14              156             3,326
AMLI at Aurora Crossing (1)         Aurora, IL                  18              272             4,846
AMLI at Northwinds                  Atlanta, GA                 78              800             7,533
AMLI at Peachtree City (1)          Fayette County, GA          24              312             3,096
                                                               ---            -----            ------

Total Wholly Owned                                             269            3,616            50,597
                                                               ===            =====            ======

Co-Investments (Company Ownership Percentage):

AMLI at Barrett Lakes (35%)         Cobb County, GA             54              446             6,656
AMLI at Pleasant Hill (40%)         Gwinnett County, GA         45              502            25,147
AMLI at River Park (40%) (3)        Fulton County, GA           23              222             4,565
                                                               ---            -----            ------

Total Co-investments                                           122            1,170            36,368
                                                               ===            =====            ======

      (1)   It is the Company's intention to develop these land parcels in partnership with one or more institutional investors.

      (2)   The construction and development of this property is financed entirely by the Company and is accounted for as an acquisition, development and construction loan and all costs are included in the Company's financial statements.

      (3)   AMLI at River Park was conveyed at cost to a 40%-owned co-investment venture in June 1996.





   Interest and Real Estate Tax Capitalization

   Interest and real estate taxes incurred during the construction period are capitalized and depreciated over the lives of the constructed assets. During the six months ended June 30, 1996 and 1995 total interest capitalized was $1,359 and $744, respectively. Net of amounts capitalized, total interest incurred during the six months ended June 30, 1996 and 1995 aggregated $5,814 and $6,680, respectively.

   Deferred Expenses

   Deferred costs consist primarily of financing costs which are amortized using the straight-line method over the terms of the related debt. Amortization of deferred costs relating to properties under development are capitalized during the construction period, and depreciated over the lives of the constructed assets. Deferred expenses at June 30, 1996 include $257 in unamortized cost of interest rate cap contracts which limit the Company's exposure to increasing rates through various dates in 1997 and 1998. Amounts paid for purchased interest rate cap agreements are amortized over the terms of the related cap contracts.

   In December 1995 the Company initiated a program of buying and rolling Treasury Locks as a means of limiting its exposure to rising interest rates in anticipation of funding a new $43,907 loan through FNMA. Through May 6, 1996 (the date on which the FNMA certificates were sold), the Company received net cash of $1,525 from the above described activities. These net proceeds are included as a reduction of deferred costs and are being amortized over the ten-year term of the FNMA loan. The FNMA certificates were sold at a discount of $673; this discount was netted against the liability and is being amortized over the ten-year loan term.

   On June 11, 1996 the Company replaced the Lehman Whole loan with new fixed rate loans. Concurrently, the Company sold the $54,835 interest rate cap contract which pertained to the Lehman Whole loan. The sale was completed on June 13, 1996 and the Company received net proceeds of $1,310.

The unamortized deferred costs related to the LIBOR cap were written off and a non-recurring net gain of $584 was recognized.

   Interest Rate Limitation Contracts

   The Company uses interest rate caps and swaps to limit its exposure to increases in interest rates on its floating rate debt. The Company does not use them for trading purposes.

   At June 30, 1996, the Company was a party to various interest rate cap agreements which entitle the Company to receive from counterparties on a monthly basis the amounts, if any, by which the Company's interest payments on certain floating rate debt exceed capped amounts.

   The following summarizes payments received pursuant to interest rate limitation and swap contracts and the estimated remaining value of such contracts at June 30, 1996.




                                                                                    CUMULATIVE
                                           REMAINING                                   CASH
NOTIONAL       MAXIMUM        TYPE OF       CONTRACT      ORIGINAL    UNAMORTIZED     PAYMENTS   APPROXIMATE
 AMOUNT         RATE         CONTRACT       MATURITY       COST          COSTS        RECEIVED      VALUE
- --------       -------       --------     ----------     ---------   ------------    ----------  ------------
$54,835      3.875% LIBOR         Cap            (1)        $2,949            -           4,216           -
 15,000      3.875% LIBOR         Cap            (2)           806            -           1,473           -
 15,000      7.5% LIBOR (3)       Cap         4/1/97           160            -             -             -
  5,845      3.875% LIBOR         Cap        2/15/98           314            128           209           198
 31,250      3.0% Tax-Exempt      Cap        2/15/97           621            129           399           281
 12,400      6.47% (all-in)      Swap        2/15/97           -              -             172            54
 14,000      6.65%               Swap        2/24/97           -              -              12            58
                                                            ------          -----         -----         -----
                                                            $4,850            257         6,481           591
                                                            ======          =====         =====         =====

   (1)   Sold in June 1996 for net proceeds of $1,310.

   (2)   Sold in August 1995 for net proceeds of $1,450.

   (3)   The loan to which this cap was related was repaid in April 1996, thus its carrying cost has been written down to its estimated market value.





    Other Assets

    At June 30, 1996 other assets consist primarily of $3,500 in 13% interest-only notes receivable from the Service Companies due in 2004, $4,391 in other current receivables from the Service Companies and $550 in restricted cash.

    Per Share Data

    Earnings per common share are computed based on 11,772,837 and 11,596,750 weighted average number of common shares outstanding during the six months ended June 30, 1996 and 1995 and 11,793,138 and 11,644,850 weighted average number of common shares outstanding during the three months ended June 30, 1996 and 1995 and after giving effect to earnings allocated to the Company's preferred shares. The assumed exercise of outstanding share options is not considered in the computation as it did not have a materially dilutive effect. The conversion of the convertible preferred shares is not considered in the computation as it is antidilutive.

    Reclassifications

    Certain amounts in the consolidated 1995 financial statements of the Company have been reclassified to conform with the current presentation.

3.  INVESTMENTS IN PARTNERSHIPS AND SERVICE COMPANIES

    Investments in Partnerships

    At June 30, 1996 the Company, as general partner, owns co-investment partnership interests in Amli Foundation Co-Investors, L.P. ("Foundation"); Amli Foundation Co-Investors-II, L.P. ("Foundation II"); Amli at Champions, L.P. ("Champions"); Amli at Windbrooke, L.P. ("Windbrooke"); Amli at Willeo Creek, L.P. ("Willeo Creek"); Amli at Chevy Chase L.P. ("Chevy Chase"); Amli at Willowbrook, L.P. ("Willowbrook"); Pleasant Hill Joint Venture ("Pleasant Hill"); Barrett Lakes Limited Liability Company ("Barrett"); and Amli at River Exchange Limited Liability Company ("River Exchange"); and a nominal interest in the GP Properties. These co-investment partnerships are accounted for using the equity method.


    Investments in partnerships at June 30, 1996 and the Company's share of income or loss for the six months ended June 30, 1996 from each (excluding the GP Properties) are summarized as follows:


                                                           EQUITY (DEFICIT)                  TOTAL    COMPANY'S
                                                          ------------------                  NET     SHARE OF
                PROPERTY (COMPANY'S              TOTAL             COMPANY'S   COMPANY'S    INCOME    NET INCOME
PARTNERSHIP     OWNERSHIP PERCENTAGE)           ASSETS     TOTAL     SHARE     INVESTMENT   (LOSS)      (LOSS)
- -----------     ---------------------          -------    -------  ---------   ----------  --------   ----------
Foundation      AMLI at Park Place (25%)       $20,310      7,147      1,787        1,750       270           68
Foundation II   AMLI at Greenwood Forest (15%)  17,660      5,647        847          827      (27)         (27)
Champions       AMLI at Champions Park (15%)    12,625      3,209        482          482     (146)         (21)
Champions       AMLI at Champions Centre (15%)   9,909      2,923        438          438      (85)          (5)
Windbrooke      AMLI at Windbrooke (15%)        17,886      5,915        887          887      (25)          (4)
Willeo Creek    AMLI at Willeo Creek (30%)      15,705      5,496      1,651        1,651       115           35
Chevy Chase     AMLI at Chevy Chase (33%)       46,521     15,750      5,198        5,198         8            3
Pleasant Hill   AMLI at Pleasant Hill (40%)     25,824     12,014      5,102        4,864       276          104
Barrett         AMLI at Barrett Lakes (35%)      6,732      5,300      1,855        1,927        -            -
Willowbrook     AMLI at Willowbrook (40%)       37,411     11,767      4,707        4,707       140           56
River Exchange  AMLI at River Park (40%)         4,688      4,050      1,620        1,620       -            -
                                               =======     ======    -------       ------     =====        -----
                                                                     $24,574       24,351                    209
                                                                     =======       ======                  =====

    The fixed-rate debt financing which has been obtained from various insurance companies on behalf of these co-
    investment partnerships is summarized below:


                                 TOTAL       OUTSTANDING       INTEREST
  PROPERTY                    COMMITMENT      AT 6/30/96         RATE           MATURITY
 ----------                   ----------      ----------     -----------       ----------
AMLI at Park Place               $13,000          12,718           8.21%          10/5/99
AMLI at Greenwood Forest          11,625          11,625           8.95%          5/10/02
AMLI at Champions Park             9,500           9,148           7.26%          12/5/97
AMLI at Champions Centre           6,700           6,700           8.93%           1/1/02
AMLI at Windbrooke                11,500          11,500           9.24%           2/1/02
AMLI at Willeo Creek              10,000          10,000           6.77%           5/1/03
AMLI at Chevy Chase               29,767          29,767           6.67%           4/1/03
AMLI at Pleasant Hill             15,500          11,722           9.15%           3/1/07
AMLI at Barrett Lakes             16,680               1           8.50%          12/1/09
AMLI at Willowbrook               24,500          24,500          7.785%           5/1/03
AMLI at River Park                 9,100            -              7.75%          6/27/08

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



   Investments in partnerships at December 31, 1995 and the Company's 1995 share of income or loss from each
(excluding the GP Properties from which the Company received distributions and recorded income of $2) are summarized as follows:


                                                           EQUITY (DEFICIT)                  TOTAL    COMPANY'S
                                                          ------------------                  NET     SHARE OF
                PROPERTY (COMPANY'S              TOTAL             COMPANY'S   COMPANY'S    INCOME    NET INCOME
PARTNERSHIP     OWNERSHIP PERCENTAGE)           ASSETS     TOTAL     SHARE     INVESTMENT   (LOSS)      (LOSS)
- -----------     ---------------------          -------    -------  ---------   ----------  --------   ----------

Foundation      AMLI at Park Place (25%)       $20,658      7,116      1,780        1,742       354           90
Foundation II   AMLI at Greenwood Forest (15%)  18,086      5,946        892          872     (226)         (33)
Champions       AMLI at Champions Park (15%)    13,032      3,355        503          503     (273)         (41)
Champions       AMLI at Champions Centre (15%)  10,158      3,009        451          443     (398)         (60)
Windbrooke      AMLI at Windbrooke (15%)        18,174      6,190        928          928      (38)          (6)
Willeo Creek    AMLI at Willeo Creek (30%)      15,829      5,630      1,689        1,692       (7)           -
Pleasant Hill   AMLI at Pleasant Hill (40%)     21,215     12,012      5,122        4,869       207           82
Barrett         AMLI at Barrett Lakes (35%)      4,013      3,406      1,192        1,206        -            -
                                               =======     ======    -------       ------      ====         ----
                                                                     $12,557       12,255                     32
                                                                     =======       ======                   ====

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

    Summarized combined financial information of the various Service Companies at and for the six months ended June 30, 1996 and 1995 follows:

                                          1996             1995
                                         -------         -------

         Income (1)                      $ 2,576           1,767
         General and adminis-
           trative expenses               (2,281)         (1,534)
                                         -------         -------
                                             295             233

         Interest                           (367)           (236)
         Depreciation                        (85)            (19)
         Income taxes                         30             (13)
                                         -------         -------

           Loss                          $  (127)            (35)
                                         =======         =======

         Total assets                    $10,399           4,743
                                         =======         =======

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

    During the six months ended June 30, 1996 and 1995 the Company accrued or paid to the Service Companies fees and other costs and expenses as follows:
                                                                   1996
1995
                                                  ----             ----

        Management fees                           $918              898
        General contractor fees                    280               91
        Interest expense                            15               15
        Landscaping and ground maintenance         308              305
                                                  ====             ====

    During the six months ended June 30, 1996 and 1995 the Company earned or received from the Service Companies other income as follows:

                                                  1996             1995
                                                  ----             ----

        Interest on notes receivable              $228              228
        Interest on advances                       140               11
                                                  ====              ===

   During the six months ended June 30, 1996 and 1995 the Company earned or received from co-investment partnerships other income as follows:

                                                  1996             1995
                                                  ----             ----

        Development fees                          $131              101
        Acquisition fees                           184              154
        Disposition fees                            66               -
        Asset management fees                      220              110
        Accounting and administrative fees           4               15
        Interest on advances                        19               18
                                                  ====              ===

   The development and acquisition fees earned from co-investment partnerships as shown above include only the venture partners' shares of such fees, as the Company's share of the partnership's cost is eliminated.

5. DEBT

   Bond financing

   AMLI at Spring Creek, an 1,180-unit apartment community in Atlanta, Georgia secures a total of $40,750 of tax-exempt bonds. The terms of the bonds require that a portion of the apartment units be leased to individuals who qualify based on income levels specified by the U.S. Government. The bonds bear interest at a variable rate; however, $31,250 of the total $40,750 has an interest rate cap contract in place against increases in a tax-exempt index rate above 3%. The variable rate is adjusted weekly based upon the remarketing rate for these bonds (3.6% at July 31, 1996; 3.52% average for the six months ended June 30, 1996). The credit enhancement for the bonds was provided by a $41,297 five-year letter of credit from Wachovia Bank which expires on October 15, 1999.

   Mortgage notes payable

   At June 30, 1996, the Company owes a total of $152,501 pursuant to fourteen fixed rate mortgage notes payable to nine financial institutions. Each loan is secured by a first mortgage on the respective residential apartment community and is non-recourse to the partners, except for a $1,500 portion of one of the mortgage notes payable and $13,726 of another mortgage note payable. The loans bear interest at fixed rates between 7.0% and 9.9%, with maturities extending through May 1, 2006.

   On April 29, 1996, the Company closed on a $43,907 ten-year, 7.79% loan provided by FNMA. The loan is secured by mortgages on three properties in Dallas, Texas. On June 11, 1996, two seven-year loans provided by CIGNA in the aggregate amount of $42,000 at an average interest rate of 7.31% were funded. The net proceeds of these loans were used primarily to repay the Lehman Whole loan and the Lehman Line of Credit. The Company incurred an extraordinary charge of $1,365 which consists of the related unamortized deferred costs on these repaid loans plus prepayment penalties.

   Other notes payable

   Other notes payable are comprised of four floating rate loans due to financial institutions aggregating $36,887 and $750 in another note payable. These loans bear interest at rates of 135 to 200 basis points over LIBOR (6.9% - 7.5% at June 30, 1996). Of the total, $12,400 is the subject of an interest rate swap fixing the interest rate at 6.47% through February 15, 1997 and $14,000 is subject to an interest rate swap fixing the rate at 6.65% through February 24, 1997. In addition, $5,845 is covered by interest rate cap for protection against increase in LIBOR above 3.875% through February 15, 1998.

   On June 16, 1996, the Wachovia line of credit was modified to increase the commitment amount to $60,000 and to lower the interest rate to LIBOR plus 1.35% (LIBOR plus 1.65% on construction loans until stabilized operations are achieved).

   In April 1996, First Chicago/NBD purchased the $27,000 revolving credit and loan facility with Citicorp Real Estate Inc. The loan was modified to increase the commitment amount to $29,500 and to reduce the interest rate to LIBOR plus 1.65%.

   Of the aggregate $104,480 of other notes payable, $32,535 is outstanding on the $60,000 Wachovia line of credit; $2,500 is outstanding on the $29,500 First Chicago/NBD facility; and $1,852 is outstanding on the $6,230 construction loan for AMLI at Regents Center Phase III. Following the closing of the new loan from FNMA, and repayment of the Lehman Line of Credit, $3,118 in letters of credit are outstanding on an $8,000 line of credit from Harris. The total $63,725 (net of $3,118 letters of credit) of unused credit is available to fund future development, acquisition and working capital needs. The line of credit agreements provide for customary borrower covenants, including among other things, minimum debt service coverage ratios and maximum loan to value ratios.


   The table below sets forth certain information relating to the indebtedness of the Company.


                                 ORIGINAL       BALANCE         INTEREST       MATURITY      BALANCE
ENCUMBERED PROPERTIES             AMOUNT       AT 6/30/96         RATE           DATE      AT 12/31/95
- ---------------------           ----------     ----------     ----------      ---------    -----------
BOND FINANCING:
AMLI at Spring Creek              $ 40,750         40,750     Tax-exempt        10/1/24         40,750
                                  --------      ---------   rate + 1.23%

MORTGAGE NOTES PAYABLE:
AMLI at Alvamar                      5,000          4,795          9.38%         3/1/97          4,819
AMLI at the Arboretum                4,800          4,466          9.90%        9/28/97          4,504
AMLI at Gleneagles                   8,500          8,201          7.70%       10/31/97          8,248
AMLI at Martha's Vineyard            7,060          6,724          7.42%        11/1/97          6,776
AMLI at Reflections                  4,800          4,573          7.50%        6/30/98          4,615
AMLI on Rosemeade                    7,050          6,746          7.02%        10/5/98          6,807
AMLI at Sherwood                     7,320          7,075          7.75%         7/1/03          7,155
AMLI at Riverbend                   31,000         31,000          7.30%         7/1/03            -
AMLI in Great Hills                 11,000         11,000          7.34%         7/1/03            -
AMLI at Valley Ranch                11,500         10,998         7.625%        7/10/03         11,092
AMLI at Regents Center              20,100         13,726            (1)         9/1/05         13,776
AMLI at Beekman Place
AMLI on the Green
AMLI of North Dallas (3)            43,234         43,197         7.789%         5/1/06            -
                                  --------        -------                                      -------
  Total Mortgage Notes Payable     161,364        152,501                                       67,792
                                  --------        -------                                      -------

OTHER NOTES PAYABLE:
AMLI at Vinings
AMLI at Sope Creek                  60,000         32,535     L+1.35%(2)        5/31/98         32,535
                                  --------        -------     ----------        -------        -------

AMLI at Autumn Chase I & II
AMLI at Chase Oaks
AMLI at Gleneagles Phase II         29,500          2,500       L+1.65%         2/28/98          2,343
                                  --------        -------     ----------        -------        -------

AMLI in Great Hills (5)
AMLI at Bear Creek (4)
AMLI at Nantucket (4)
AMLI at Riverbend (5)
AMLI at West Paces (4)                -              -           5.76%           8/9/01         54,835
                                  --------        -------     ----------        -------        -------

AMLI of North Dallas (5)
AMLI at Beekman Place (5)
AMLI on Timberglen (4)
AMLI on the Green (5)                 -              -           L+1.85%         2/9/99         16,000
                                  --------        -------     ----------        -------        -------

AMLI at Park Sheridan                8,000           -           L+1.65%        8/30/98            250
AMLI at Park Sheridan                6,230          1,852        L+2.00%        10/9/96           -
Unsecured                              750            750          4.00%         Demand            750
                                  --------        -------                                      -------
  Total Other Notes Payable        104,480         37,637                                      106,713
                                  --------        -------                                      -------

  Total                           $306,594        230,888                                      215,255
                                  ========        =======                                      =======


(1)   $13,800 at 8.73%; $6,300 at 9.23% is expected to fund later in 1996.
(2)   The Company has used interest rate derivative contracts to fix the interest rate at 6.47% through February
15, 1997 on $12,400, to fix the interest rate at 6.65% through February 24, 1997 on $14,000 , and to limit the interest rate to 5.38% through February 15, 1998 on $5,845.  The rate is LIBOR + 1.65% on construction loans until stabilized occupancy.
(3)   Net of discount of $673.
(4)   Unencumbered as of June 30, 1996, loans were repaid in full in April and June 1996.
(5)   These properties now secure new fixed rate mortgages.



      As of June 30, 1996, the scheduled maturities of the Company's debt are as follows:




                                                                     FIXED RATE         OTHER
                                                       BOND           MORTGAGE          NOTES
                                                    FINANCINGS      NOTES PAYABLE      PAYABLE       TOTAL
                                                   -----------       ------------      -------      -------

      1996. . . . . . . . . . . . . . . .               $    -                773        2,602        3,375
      1997. . . . . . . . . . . . . . . .                    -             25,605         -          25,605
      1998. . . . . . . . . . . . . . . .                    -             12,770       35,035       47,805
      1999. . . . . . . . . . . . . . . .                    -              1,933         -           1,933
      2000. . . . . . . . . . . . . . . .                    -              2,092         -           2,092
      Thereafter. . . . . . . . . . . . .               40,750            109,328         -         150,078
                                                       -------            -------      -------      -------
                                                       $40,750            152,501       37,637      230,888
                                                       =======            =======      =======      =======


6.    COMMITMENTS

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




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS,
         EXCEPT SHARE DATA)

The following discussion is based primarily on the consolidated financial statements of Amli Residential Properties Trust (the "Company") as of June 30, 1996 and December 31, 1995 and for the six months ended June 30, 1996 and 1995.

This information should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

As of June 30, 1996, the Company owns an 81.6% general partnership interest in the Operating Partnership, which holds the operating assets of the Company. The limited partners hold Operating Partnership units ("OP Units") which are convertible into shares of the Company on a one-for-one basis, subject to certain limitations. The Company has qualified, and anticipates continuing to qualify, as a real estate investment trust ("REIT") for Federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996 the Company has $4,459 in cash and cash equivalents.

At June 30, 1996 the Company has outstanding borrowings of approximately $32,535 on a $60,000 line of credit from Wachovia Bank secured by mortgages on two properties in Georgia. Of the total outstanding, the rate on $12,400 has been fixed at 6.47% until February 15, 1997 and the rate on $14,000 has been fixed at 6.65% through February 24, 1997 through use of interest rate swap contracts. In addition, $5,845 has an interest rate cap contract in place as protection against increases in LIBOR above 3.875% through February 15, 1998. The remaining credit availability of $27,465 is anticipated to be used to fund future acquisition or development activities.

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

On April 29, 1996, the Company closed on a $43,907 ten-year, 7.79% loan provided by FNMA. This loan is secured by mortgages on three properties in Dallas, Texas. The loan proceeds, net of .75% financing fee and issue discount of $673, were used in part to repay the Lehman Line of Credit and pay down the balance on First Chicago/NBD revolving loan.

On June 11, 1996 the Company closed on two seven-year loans provided by CIGNA aggregating $42,000 with an average interest rate of 7.31% and repaid the Lehman Whole Loan. The total $85,907 in financings in April and June 1996 have the following effect on the Company's total debt:

 .   increase in weighted average annual interest rate of 0.4% to 6.9%
through August 1, 1997 and decrease in weighted average annual interest rate of 0.2% during the four years thereafter;

 .   increase in weighted average term by 1.3 years to 5.3 years;

 .   increase in percentage of debt that is fixed-rate debt to 66% from 54%;

 .   decrease in deferred expenses and amortization, especially through
August 1, 1997;

 .   increase in unencumbered operating properties from one to five;

 .   net extraordinary or otherwise non-recurring charges and credits of
$781, which is primarily attributable to the non-cash write-off of deferred expenses relating to the Lehman loans.

At June 30, 1996, the Company has $13,726 outstanding balance on its $20,100 loan provided by Teachers Insurance and Annuity Association. This loan is secured by AMLI at Regents Center in Overland Park, Kansas. The remaining commitment is anticipated to fund later this year upon substantial completion of the additional 124-unit Phase III under construction at this property. The proceeds are anticipated to be used to repay the $6,230 Harris Trust and Savings Bank construction loan.

At June 30, 1996, the $6,230 construction loan provided by Harris Trust and Savings Bank for Phase III of AMLI at Regents Center has an outstanding balance of $1,852. The loan, which is unsecured with respect to the property under construction, bears LIBOR plus 2% floating interest rate and will mature on October 9, 1996.

For the six months ended June 30, 1996 net cash provided by operating activities was $13,399. For the six months ended June 30, 1995, cash provided by operating activities was $11,944. The increase was primarily attributable to the $1,193 increase in total revenues and the $866 decrease in interest expense.

Cash flows used for investing activities increased to $35,424 for the six months ended June 30, 1996 as compared with $15,850 for the six months ended June 30, 1995. The increase is largely due to an increase in the amounts expended for development costs of $12,867 and investments in partnerships of $8,355.

Net cash flows provided by financing activities was $24,205 for the six months ended June 30, 1996 and $3,287 for the six months ended June 30, 1995. Such cash flows for the six months ended June 30, 1996 reflected the issuance of preferred shares of beneficial interest resulting in the net cash proceeds of $23,918.

Funds from operations is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property, plus depreciation of real estate related assets and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis.

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

Funds from operations for the six months ended June 30, 1996 and 1995 are summarized as follows:

                                        JUNE 30,         JUNE 30,
                                         1996              1995
                                        -------          -------

    Net income before minority
     interest and
     extraordinary item                   $9,552            7,281
    Depreciation                           5,395            5,469
    Other, net (1)                           (52)             783
                                         -------           ------
    Funds from operations                $14,895           13,533
                                         =======           ======

    Total shares - weighted average,
      including shares issuable upon
      conversion of preferred
      shares and units                    15,500           14,427
                                         =======           ======

     (1) Includes share of co-investment partnerships' depreciation, and in 1996 non-recurring gain relating to the sale of an interest rate cap contract and in 1995 non-recurring expenses associated with the AMLI brand name.

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

The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, repayment of loans for construction, development, and acquisition activities through the issuance of long-term secured and unsecured debt and additional equity securities of the Company (or OP Units). On July 20, 1995, the Company's shelf registration became effective. The registration provided for up to an aggregate of $200,000 of preferred shares, common shares and security warrants which the Company may issue from time to time.

On January 30, 1996, the Company issued 1,200,000 Series A cumulative convertible preferred shares of beneficial interest for $20 per share, or $24,000 directly to four institutional investors and Amli Realty Co. ("Amli") in a registered offering, without the use of a placement agent or underwriter. The proceeds of the offering, less $82 of transaction costs, were used to reduce the Company's debt, fund development costs and for working capital requirements. Amli converted its 100,000 preferred shares to 100,000 common shares on March 6, 1996.

AMLI at Autumn Chase Phase II, a 224-unit apartment development in Dallas, Texas is substantially complete and currently in lease-up. AMLI at Gleneagles Phase II, a 264-unit development also located in Dallas, Texas is expected to be completed later in 1996. The approximate development costs (including land cost) are $24,500. The Company has also commenced development activities on additional sites in Austin, Texas and Overland Park, Kansas. Furthermore, the Company has started planning and pre-development activities on four additional sites in Fort Worth, Dallas, Atlanta and Kansas. The costs of these development activities are expected to be funded from existing credit availability and/or in partnership with institutional investors.

In February 1996, the Company acquired two land parcels in Atlanta, Georgia and Aurora, Illinois for a total price of $11,023. The Atlanta parcel was acquired for cash and a note that was paid off in May 1996. The consideration for the Aurora land parcel was satisfied in part by 26,182 OP Units, with the remaining purchase price paid in cash. A 272-unit apartment community is under development on the Aurora site. The Company intends to develop an 800-unit apartment community on the Atlanta site either for its own account or in partnership with an institutional investor.

AMLI at Pleasant Hill, a 502-unit apartment development through a co-investment partnership is substantially complete. Total development costs of approximately $26,100 were funded first from the venturers' capital contributions and thereafter are being funded from the $15,500 fixed rate construction and permanent loan provided by the co-venturer.

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

INFLATION

Virtually all apartment leases at the Properties and co-investment properties are for six or twelve months' duration. This enables the Company to pass along inflationary increases in its operating expenses on a timely basis. Because the Company's property operating expenses (exclusive of depreciation and amortization) are approximately 43.0% of rental and other revenue, increased inflation typically results in comparable increases in income before interest and general and administrative expenses, so long as rental market conditions allow increases in rental rates while maintaining stable occupancy.

An increase in general price levels may immediately precede, or accompany, an increase in interest rates. The Company's exposure to rising interest rates is mitigated by the existing debt level of approximately 41% of the Company's current total market capitalization, by including intermediate term fixed rate debt, and by having interest rate protection in place on substantially all of its variable rate indebtedness through February 1997. As a result, for the foreseeable future, increases in interest expense resulting from increasing inflation are anticipated to be less than future increases in income before interest and general and administrative expenses.

RESULTS OF OPERATIONS

During the period from January 1, 1995 through June 30, 1996 growth in property revenues and property operating expenses resulted from increases at properties owned as of January 1, 1995, and from the newly constructed properties.

During the same period, the Company has invested in five co-investment partnerships, which own the 236-unit AMLI at Windbrooke in Buffalo Grove, Illinois, the 242-unit AMLI at Willeo Creek in Roswell, Georgia, the 316-unit AMLI at Greenwood Forest in Houston, Texas, the 592-unit AMLI at Chevy Chase in Buffalo Grove, Illinois, and the 488-unit AMLI at Willowbrook in Willowbrook, Illinois.

For the six months ended June 30, 1996, net income attributable to common shares was $5,907, or $.51 per share, on total revenues of $37,945. For the six months ended June 30, 1995 net income was $5,851 or $.50 per share on total revenues of $36,752.

On a "same community" basis, weighted average occupancy of the apartment units decreased slightly to 94.3% for the six months ended June 30, 1996 from 95.6% for the same period in the prior year. For the six months ended June 30, 1996, weighted average collected rents increased by 5.1% to $645 from $614 per unit per month for the six months ended June 30, 1995.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 TO SIX MONTHS ENDED JUNE 30,
1995.

Income before non-recurring item, minority interest, and extraordinary item increased to $8,968 for the six months ended June 30, 1996 from $7,281 for the six months ended June 30, 1995. This increase in net income was primarily attributable to a $866 decrease in interest expense and a $1,193 increase in total revenues, reduced by a $981 increase in property operating expenses. For the six months ended June 30, 1996 and 1995 net income was $6,707 and $5,851, respectively.

Total property revenues increased by $822 or 2.3%. On the same community basis total property revenues increased by $1,601 or 4.7%.

Property operating expenses increased by $981, or 6.6%. On the same community basis property operating expenses increased by $1,114 or 7.9%.

Interest expense, net of the amounts capitalized, decreased from $6,680 to $5,814, or 13.0%.

General and administrative expenses increased from $1,000 for the six months ended June 30, 1995 to $1,128 for the six months ended June 30, 1996.



                                                     OCCUPANCY


The following is a listing of approximate physical occupancy levels by quarter for the Company's wholly-owned properties:

                                                     1996                                  1995
                          NUMBER      -------------------------------------     ------------------------------
                            OF         At         At         At         At       At       At      At       At
LOCATION/PROPERTY         UNITS      12/31       9/30       6/30       3/31    12/31     9/30    6/30     3/31
- -----------------         ------      ----       ----       ----      -----     ----     ----   -----    -----

DALLAS/FT. WORTH, TEXAS
  AMLI at Autumn Chase       226                             96%        94%      93%      93%     96%     100%
  AMLI at Bear Creek         350                             95%        95%      93%      97%     94%      99%
  AMLI at Beekman Place      224                             95%        97%      96%      99%     96%      97%
  AMLI at Chase Oaks         250                             95%        98%      96%      97%     99%      96%
  AMLI at Gleneagles         326                             97%        95%      96%      97%    100%      98%
  AMLI on the Green          424                             98%        97%      92%      95%     97%      98%
  AMLI at Nantucket          312                             95%        98%      96%      97%     99%      97%
  AMLI of North Dallas       808                             97%        97%      95%      98%     98%      97%
  AMLI at Reflections        212                             88%        95%      93%      98%     98%      93%
  AMLI on Rosemeade          236                             98%        98%      95%      99%     98%      98%
  AMLI on Timberglen         260                             96%        97%      92%      99%     98%      94%
  AMLI at Valley Ranch       460                             95%        95%      94%      96%     98%      91%
                           -----                             ---        ---      ---      ---     ---      ---
                           4,088                             96%        96%      94%      97%     98%      96%
                           -----                             ---        ---      ---      ---     ---      ---

AUSTIN, TEXAS
  AMLI at the Arboretum      231                             97%        96%      95%      98%     99%      93%
  AMLI in Great Hills        344                             97%        96%      91%      94%     95%      98%
  AMLI at Martha's Vineyard  360                             95%        95%      94%      96%     94%      96%
                           -----                             ---        ---      ---      ---     ---      ---
                             935                             96%        96%      93%      96%     96%      96%
                           -----                             ---        ---      ---      ---     ---      ---

ATLANTA, GEORGIA
  AMLI at Sope Creek         463                             95%        93%      95%      97%     95%      98%
  AMLI at Sope Creek                                                           lease    lease   lease
    Phase IV                 232                             98%        98%      up       up      up       N/A
  AMLI at Spring Creek     1,180                             96%        96%      94%      96%     96%      96%
  AMLI at Vinings            208                             99%        99%      98%     100%     99%      97%
  AMLI at West Paces         337                             97%        92%      96%      99%     97%      98%
                           -----                             ---        ---      ---      ---     ---      ---
                           2,420                             96%        95%      95%      97%     96%      97%
                           -----                             ---        ---      ---      ---     ---      ---

EASTERN KANSAS
  AMLI at Alvamar            152                             96%        95%      96%      96%     94%      94%
  AMLI at Crown Colony       156                             96%        86%      86%      96%     94%      96%
  AMLI at Regents Center     300                             94%        98%      94%      92%     98%      96%
  AMLI at Sherwood           300                             97%        89%      91%      98%     92%      91%
                           -----                             ---        ---      ---      ---     ---      ---
                             908                             96%        93%      92%      95%     95%      94%
                           -----                             ---        ---      ---      ---     ---      ---

INDIANAPOLIS, INDIANA
  AMLI at Riverbend          996                             94%        94%      93%      95%     95%      93%
                           -----                             ---        ---      ---      ---     ---      ---

ORANGE COUNTY, CALIFORNIA
  Club Laguna                N/A                             N/A        N/A      N/A      N/A     91%      95%
                           -----                             ---        ---      ---      ---     ---      ---

CHICAGO, ILLINOIS
  AMLI at Park Sheridan      253                             97%        96%      92%      99%     94%      96%
                           -----                           -----      -----    -----    -----   -----    -----
                           9,600                           95.8%      95.4%    93.9%    96.7%   96.2%    95.8%
                           =====                           =====      =====    =====    =====   =====    =====




PART II  OTHER INFORMATION


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K


No reports on Form 8-K have been filed during the quarter ended June 30, 1996. The Exhibits filed as part of this report are listed below.



EXHIBIT NO.       DOCUMENT DESCRIPTION

   27.            Financial Data Schedule

   99.            Financial and Operating Data
                  furnished to Shareholders and Analysts






                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        AMLI RESIDENTIAL PROPERTIES TRUST

Date:  August 13, 1996  By:   /s/ ALLAN J. SWEET

                              Allan J. Sweet
                              President and Trustee


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  August 13, 1996  By:   /s/ GREGORY T. MUTZ
                              Gregory T. Mutz
                              Chairman of the Board of Trustees


Date:  August 13, 1996  By:   /s/ ALLAN J. SWEET
                              Allan J. Sweet
                              President and Trustee


Date:  August 13, 1996  By:   /s/ CHARLES C. KRAFT
                              Charles C. Kraft
                              Principal Accounting Officer
                              Principal Financial Officer