Form 10-Q
period 1996-09-30
AMLI RESIDENTIAL PROPERTIES TRUST
filed 1996-11-06
CIK 914724

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549


                                  FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



              For the Quarterly Period Ended September 30, 1996



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

The number of the Registrant's Common Shares of Beneficial Interest outstanding was 11,797,738 as of September 30, 1996.



                                    INDEX



PART I:  FINANCIAL INFORMATION


Item 1:     Financial Statements (Unaudited)


            Consolidated Balance Sheets as of
              September 30, 1996 and December 31, 1995. . . . .       3


            Consolidated Statements of Operations for
              the three months and the nine months ended
              September 30, 1996 and 1995 . . . . . . . . . . .       5


            Consolidated Statements of Cash Flows for
              the nine months ended September 30,
              1996 and 1995 . . . . . . . . . . . . . . . . . .       7


            Notes to Consolidated Financial Statements. . . . .       9



Item 2:     Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations . . . . . . . . . . . . . .      25



PART II:  OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . .      34



SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . .      35



































PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                         AMLI RESIDENTIAL PROPERTIES TRUST

                                            CONSOLIDATED BALANCE SHEETS

                                     SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                    (UNAUDITED)
                                   (Dollars in thousands, except per share data)
                                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                                    1996             1995
                                                                               --------------    ------------
ASSETS:
Rental apartments:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   59,854          58,643
  Depreciable property. . . . . . . . . . . . . . . . . . . . . . . . . . .           372,317         361,011
                                                                                   ----------      ----------
                                                                                      432,171         419,654
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . .           (47,511)        (39,157)
                                                                                   ----------      ----------
                                                                                      384,660         380,497

Property under development. . . . . . . . . . . . . . . . . . . . . . . . .            43,344          23,211
Investments in partnerships . . . . . . . . . . . . . . . . . . . . . . . .            28,438          12,255

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .             3,643           2,279
Security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,775           1,880
Deferred expenses, net. . . . . . . . . . . . . . . . . . . . . . . . . . .             2,339           5,415
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             9,949           7,690
                                                                                   ----------      ----------
          Total Assets                                                             $  474,148         433,227
                                                                                   ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Debt (note 5) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  233,567         215,255
Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . . . . .             1,273           1,230
Accrued real estate taxes payable . . . . . . . . . . . . . . . . . . . . .             6,974           6,471
Security deposits and prepaid rents . . . . . . . . . . . . . . . . . . . .             2,369           2,439
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             4,268           2,592
                                                                                   ----------      ----------
          Total liabilities . . . . . . . . . . . . . . . . . . . . . . . .           248,451         227,987
                                                                                   ----------      ----------


                                         AMLI RESIDENTIAL PROPERTIES TRUST

                                      CONSOLIDATED BALANCE SHEETS - CONTINUED


                                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                                    1996             1995
                                                                               --------------    ------------

Commitments and contingencies

Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            41,409          39,077
                                                                                   ----------      ----------

SHAREHOLDERS' EQUITY:
Preferred shares of beneficial interest, $.01 par value,
  1,500,000 authorized, 1,200,000 issued and
  1,100,000 outstanding at September 30, 1996 . . . . . . . . . . . . . . .                11           --
Shares of beneficial interest, $.01 par value, 148,500,000
  authorized, 11,797,738 and 11,681,659 common shares issued
  and outstanding, respectively . . . . . . . . . . . . . . . . . . . . . .               118             117
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . .           242,487         218,752
Retained earnings (deficit) . . . . . . . . . . . . . . . . . . . . . . . .           (10,094)        (20,705)
Dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (48,234)        (32,001)
                                                                                   ----------      ----------
          Total shareholders' equity                                                  184,288         166,163
                                                                                   ----------      ----------

          Total Liabilities and Shareholders' Equity                               $  474,148         433,227
                                                                                   ==========      ==========
















                           See accompanying notes to consolidated financial statements.

                                         AMLI RESIDENTIAL PROPERTIES TRUST

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                              THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                    (UNAUDITED)
                                   (Dollars in thousands, except per share data)


                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             SEPTEMBER 30                   SEPTEMBER 30
                                                      --------------------------    --------------------------
                                                           1996          1995           1996           1995
                                                       -----------    ----------    -----------     ----------
Revenues:
  Property:
    Rental. . . . . . . . . . . . . . . . . . . . .       $ 18,223        17,488         53,420         52,057
    Other . . . . . . . . . . . . . . . . . . . . .            902           763          2,427          2,094
  Interest and share of income from
   Service Companies. . . . . . . . . . . . . . . .            105           114            182            382
  Other interest. . . . . . . . . . . . . . . . . .            127           146            392            308
  Other . . . . . . . . . . . . . . . . . . . . . .            715           150          1,596            572
                                                          --------      --------       --------       --------
          Total revenues. . . . . . . . . . . . . .         20,072        18,661         58,017         55,413
                                                          --------      --------       --------       --------

Expenses:
  Personnel . . . . . . . . . . . . . . . . . . . .          1,704         1,421          5,025          4,192
  Advertising and promotion . . . . . . . . . . . .            519           603          1,469          1,604
  Utilities . . . . . . . . . . . . . . . . . . . .          1,165         1,092          3,232          3,079
  Building repairs and maintenance and
   maintenance services . . . . . . . . . . . . . .          1,344         1,269          3,641          3,331
  Landscaping and grounds maintenance . . . . . . .            436           434          1,291          1,402
  Real estate taxes . . . . . . . . . . . . . . . .          2,136         1,998          6,429          6,141
  Insurance . . . . . . . . . . . . . . . . . . . .            251           230            738            696
  Property management fees. . . . . . . . . . . . .            478           455          1,396          1,353
  Other operating expenses. . . . . . . . . . . . .            303           308            904            820
  Interest. . . . . . . . . . . . . . . . . . . . .          3,167         3,164          8,981          9,844
  Amortization of deferred costs. . . . . . . . . .            253           450          1,104          1,342
  Depreciation  . . . . . . . . . . . . . . . . . .          2,959         2,749          8,354          8,218
  General and administrative. . . . . . . . . . . .            575           446          1,703          1,446
  Expenses associated with the AMLI brand name. . .          --               58          --               680
                                                          --------      --------       --------       --------
          Total expenses. . . . . . . . . . . . . .         15,290        14,677         44,267         44,148
                                                          --------      --------       --------       --------

                                         AMLI RESIDENTIAL PROPERTIES TRUST

                                 CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             SEPTEMBER 30                   SEPTEMBER 30
                                                      --------------------------    --------------------------
                                                           1996          1995           1996           1995
                                                       -----------    ----------    -----------     ----------
Income before non-recurring gains, minority
  interest and extraordinary item . . . . . . . . .          4,782         3,984         13,750         11,265
Gain on sale of residential property. . . . . . . .          --            1,514          --             1,514
Non-recurring gain. . . . . . . . . . . . . . . . .          --            --               584          --
                                                          --------      --------       --------       --------

Income before minority interest and
  extraordinary item  . . . . . . . . . . . . . . .          4,782         5,498         14,334         12,779
Minority interest . . . . . . . . . . . . . . . . .            878         1,051          2,605          2,481
                                                          --------      --------       --------       --------
          Income before extraordinary item. . . . .          3,904         4,447         11,729         10,298
Extraordinary item -
  loss on early extinguishment of debt (net of
  minority interest). . . . . . . . . . . . . . . .          --            --             1,118          --
                                                          --------      --------       --------       --------
          Net income  . . . . . . . . . . . . . . .          3,904         4,447         10,611         10,298
Less income attributable to Series A
  preferred shares. . . . . . . . . . . . . . . . .            473         --             1,273          --
                                                          --------      --------       --------       --------
          Net income attributable to common shares.       $  3,431         4,447          9,338         10,298
                                                          ========      ========       ========       ========

Income per common share:
  Before extraordinary item . . . . . . . . . . . .       $    .28           .38            .88            .88
  Extraordinary item. . . . . . . . . . . . . . . .       $  --            --              (.09)         --
  Net income per common share . . . . . . . . . . .       $    .28           .38            .79            .88
Dividends declared and paid per common share. . . .       $    .43           .43           1.29           1.28
                                                          =========     ========       ========       ========








                           See accompanying notes to consolidated financial statements.

                                         AMLI RESIDENTIAL PROPERTIES TRUST

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                    (UNAUDITED)
                                              (Dollars in thousands)
                                                                                        1996            1995
                                                                                     ---------        --------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 10,611          10,298
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,354           8,218
    Amortization of deferred costs. . . . . . . . . . . . . . . . . . . . . . .          1,104           1,342
    (Income) loss from partnerships . . . . . . . . . . . . . . . . . . . . . .           (383)              7
    Loss (income) from service companies. . . . . . . . . . . . . . . . . . . .            159             (40)
    Gain on sale of residential property. . . . . . . . . . . . . . . . . . . .          --             (1,514)
    Non-recurring gain. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (584)          --
    Loss on early extinguishment of debt. . . . . . . . . . . . . . . . . . . .          1,365           --
    Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,357           2,481
  Changes in assets and liabilities:
    Increase in deferred costs. . . . . . . . . . . . . . . . . . . . . . . . .            (11)           (307)
    Decrease in security deposits . . . . . . . . . . . . . . . . . . . . . . .            105             143
    (Increase) decrease in other assets . . . . . . . . . . . . . . . . . . . .           (616)            604
    Increase in accrued interest payable. . . . . . . . . . . . . . . . . . . .             43              22
    Increase in accrued real estate taxes . . . . . . . . . . . . . . . . . . .            552             403
    Decrease in tenant security deposits and prepaid rents. . . . . . . . . . .            (70)           (279)
    Increase in other liabilities . . . . . . . . . . . . . . . . . . . . . . .            613             502
                                                                                      --------         -------
          Net cash provided by operating activities . . . . . . . . . . . . . .         23,599          21,880
                                                                                      --------         -------
Cash flows for investing activities:
  Net cash proceeds from sale of residential property . . . . . . . . . . . . .          --             29,599
  Investments in partnerships . . . . . . . . . . . . . . . . . . . . . . . . .        (14,887)         (3,049)
  Cash distributions from partnerships. . . . . . . . . . . . . . . . . . . . .          1,111             248
  Advances to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,110)         (4,459)
  Earnest money deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . .            325            (110)
  Capital expenditures - existing properties. . . . . . . . . . . . . . . . . .         (1,181)         (1,289)
  Acquisition properties. . . . . . . . . . . . . . . . . . . . . . . . . . . .          --               (834)
  Properties under development, net of reimbursable
   co-investors' costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (26,518)        (18,017)
  Increase in construction costs payable. . . . . . . . . . . . . . . . . . . .          1,063             778
                                                                                      --------         -------
          Net cash provided by (used in) investing activities . . . . . . . . .        (42,197)          2,867
                                                                                      --------         -------
                                                         7
                                         AMLI RESIDENTIAL PROPERTIES TRUST

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                        1996            1995
                                                                                      --------        --------
Cash flows from financing activities:
  Debt proceeds, net of financing costs . . . . . . . . . . . . . . . . . . . .        142,022          57,189
  Debt repayments, including prepayment penalties . . . . . . . . . . . . . . .       (128,867)        (64,590)
  Proceeds from preferred shares offering, net of issuance costs. . . . . . . .         23,918           --
  Net proceeds from treasury lock contracts . . . . . . . . . . . . . . . . . .          1,424           --
  Net proceeds from sale of interest rate cap contracts . . . . . . . . . . . .          1,310           --
  Distributions to minority interest. . . . . . . . . . . . . . . . . . . . . .         (3,612)         (3,593)
  Dividends paid on common shares . . . . . . . . . . . . . . . . . . . . . . .        (15,168)        (14,873)
  Dividends paid on preferred shares. . . . . . . . . . . . . . . . . . . . . .         (1,065)          --
                                                                                      --------         -------
          Net cash provided by (used in) financing activities . . . . . . . . .         19,962         (25,867)
                                                                                      --------         -------

Net increase (decrease) in cash and cash equivalents. . . . . . . . . . . . . .          1,364          (1,120)
Cash and cash equivalents at beginning of period. . . . . . . . . . . . . . . .          2,279           4,010
                                                                                      --------         -------
Cash and cash equivalents at end of period. . . . . . . . . . . . . . . . . . .       $  3,643           2,890
                                                                                      ========         =======
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest, net of amounts capitalized . . . .       $  8,938           9,822
                                                                                      ========        ========


















                           See accompanying notes to consolidated financial statements.

                      AMLI RESIDENTIAL PROPERTIES TRUST

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 1996 AND 1995

                                 (Unaudited)
                (Dollars in thousands, except per share data)



1.    ORGANIZATION AND BASIS OF PRESENTATION

      Organization

      Amli Residential Properties Trust (the "Company") commenced operations upon the completion of its initial public offering on February 15, 1994. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position at September 30, 1996 and December 31, 1995 and the results of operations and cash flows for the periods presented, have been made.

      Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results for the nine months ended September 30, 1996 are not necessarily indicative of expected results for the entire year.

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






                                      9
      On March 6, 1996 Amli converted its 100,000 Series A convertible preferred shares into common shares.

      On February 26, 1996, the Operating Partnership issued 26,182 OP Units in addition to $3,500 in cash for the acquisition of a land parcel in Aurora, Illinois. Construction of a 272-unit apartment community on this site is currently underway. On September 30, 1996, the Company contributed this land parcel into a co-investment partnership in which it has a 25% ownership interest.

      On May 6, 1996, the Operating Partnership issued 143,500 OP Units in exchange for the contribution of 24 acres of land by an unrelated party. The Company filed a registration statement to provide its new investor with the opportunity to acquire registered shares. The Company commenced construction on a 312-unit apartment community on this site.

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

      Properties Under Development

      At September 30, 1996, the Company's properties under development include parcels of land in the development planning stage on which physical construction will commence later this year or in 1997. Properties currently under development are as follows:















                                                           NUMBER           NUMBER          TOTAL
                                                              OF              OF           INCURRED
      PROPERTY                      LOCATION                ACRES            UNITS       THRU 9/30/96
      --------                      --------               -------          -------      ------------
Wholly Owned:

AMLI at Autumn Chase III            Carrollton, TX              24              240          $  1,787
AMLI at Gleneagles II               Dallas, TX                  12              264            11,932
AMLI on the Parkway (1)             Dallas, TX                  10              234             1,383
AMLI at Wells Branch (1)            Austin, TX                  29              576             3,625
AMLI at Crown Colony II             Topeka, KS                   4               64             1,094
AMLI at Regents Center III          Overland Park, KS           16              124             5,419
Vinings Square (2)                  Overland Park, KS           14              156             5,605
AMLI at Northwinds (1)              Atlanta, GA                 78              800             8,120
AMLI at Peachtree City (1)          Fayette County, GA          24              312             4,379
                                                               ---            -----           -------

Total Wholly Owned                                             211            2,770           $43,344
                                                               ===            =====           =======

Co-Investments (Company Ownership Percentage):

AMLI at Barrett Lakes (35%)         Cobb County, GA             54              446           $10,848
AMLI at Pleasant Hill (40%)         Gwinnett County, GA         45              502            25,676
AMLI at River Park (40%) (3)        Fulton County, GA           23              222             7,497
AMLI at Aurora Crossing (25%) (4)   Aurora, IL                  18              272             7,885
AMLI at Fossil Creek (25%) (4)      Ft. Worth, TX               19              384             2,654
                                                               ---            -----           -------

Total Co-investments                                           159            1,826           $54,560
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

      (4)   AMLI at Aurora Crossing and AMLI at Fossil Creek were conveyed to 25% owned co-investment ventures in
September 1996.


   Interest and Real Estate Tax Capitalization

   Interest and real estate taxes incurred during the construction period are capitalized and depreciated over the lives of the constructed assets. During the nine months ended September 30, 1996 and 1995 total interest capitalized was $2,265 and $1,214, respectively. Net of amounts capitalized, total interest incurred during the nine months ended September 30, 1996 and 1995 aggregated $8,981 and $9,844, respectively.

   Deferred Expenses

   Deferred costs consist primarily of financing costs which are amortized using the straight-line method over the terms of the related debt. Amortization of deferred costs relating to properties under development are capitalized during the construction period, and depreciated over the lives of the constructed assets. Deferred expenses at September 30, 1996 include $186 in unamortized cost of interest rate cap contracts which limit the Company's exposure to increasing rates through various dates in 1997 and 1998. Amounts paid for purchased interest rate cap agreements are amortized over the terms of the related cap contracts.

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

   At September 30, 1996, the Company was a party to various interest rate cap agreements which entitle the Company to receive from counterparties on a monthly basis the amounts, if any, by which the Company's interest payments on certain floating rate debt exceed capped amounts.

   The following summarizes payments received pursuant to interest rate cap and swap contracts and the estimated remaining value of such contracts at September 30, 1996.














                                                                                    CUMULATIVE
                                           REMAINING                                   CASH
NOTIONAL       MAXIMUM        TYPE OF       CONTRACT      ORIGINAL    UNAMORTIZED     PAYMENTS   APPROXIMATE
 AMOUNT         RATE         CONTRACT       MATURITY       COST          COSTS        RECEIVED      VALUE
--------       -------       --------     ----------     ---------   ------------    ----------  ------------
$54,835      3.875% LIBOR       Cap           (1)          $2,949          --            4,216         --
 15,000      3.875% LIBOR       Cap           (2)             806          --            1,473         --
 15,000      7.5% LIBOR         Cap           4/1/97          160          --            --            --
  5,845      3.875% LIBOR       Cap          2/15/98          314          108             233         157
 31,250      3.0% Tax-Exempt    Cap          2/15/97          621           78             419         109
 12,400      6.47% (all-in)     Swap         2/15/97         --            --              188          26
 14,000      6.65%              Swap         2/24/97         --            --               23          28
                                                           ------         ----           -----        ----
                                                           $4,850          186           6,552         320
                                                           ======         ====           =====        ====

   (1)   Sold in June 1996 for net proceeds of $1,310.

   (2)   Sold in August 1995 for net proceeds of $1,450.


























    Other Assets

    At September 30, 1996 other assets consist primarily of $3,500 in 13% interest-only notes receivable from the Service Companies due in 2004, $4,246 in other current receivables from the Service Companies and affiliates, $760 in real estate tax escrow deposits and $550 in restricted cash.

    Per Share Data

    Earnings per common share are computed based on 11,780,934 and 11,620,375 weighted average number of common shares outstanding during the nine months ended September 30, 1996 and 1995 and 11,796,951 and 11,666,854 weighted average number of common shares outstanding during the three months ended September 30, 1996 and 1995 and after giving effect to earnings allocated to the Company's preferred shares. The conversion of the convertible preferred shares and the assumed exercise of outstanding share options are not considered in the computation as they did not have a material effect.

    Reclassifications

    Certain amounts in the consolidated 1995 financial statements of the Company have been reclassified to conform with the current presentation.

3.  INVESTMENTS IN PARTNERSHIPS AND SERVICE COMPANIES

    Investments in Partnerships

    At September 30, 1996, the Company, as general partner, owns co-investment partnership interests in Amli Foundation Co-Investors, L.P.
("Foundation"); Amli Foundation Co-Investors-II, L.P. ("Foundation II"); Amli at Champions, L.P. ("Champions"); Amli at Windbrooke, L.P. ("Windbrooke"); Amli at Willeo Creek, L.P. ("Willeo Creek"); Amli at Chevy Chase L.P. ("Chevy Chase"); Amli at Willowbrook, L.P. ("Willowbrook"); Pleasant Hill Joint Venture ("Pleasant Hill"); Barrett Lakes Limited Liability Company ("Barrett"); Amli at River Exchange Limited Liability Company ("River Exchange"); Acquiport/Aurora Crossing, L.P. ("Aurora Crossing"); and Acquiport/Fossil Creek, L.P. ("Fossil Creek"); and a nominal interest in the GP Properties. These co-investment partnerships are accounted for using the equity method.

























    Investments in partnerships at September 30, 1996 and the Company's share of income or loss for the nine months ended September 30, 1996 from each (excluding the GP Properties) are summarized as follows:


                                                           EQUITY (DEFICIT)                  TOTAL    COMPANY'S
                                                          ------------------                  NET     SHARE OF
                PROPERTY (COMPANY'S              TOTAL             COMPANY'S   COMPANY'S    INCOME    NET INCOME
PARTNERSHIP     OWNERSHIP PERCENTAGE)           ASSETS     TOTAL     SHARE     INVESTMENT   (LOSS)      (LOSS)
-----------     ---------------------          -------    -------  ---------   ----------  --------   ----------
Foundation      AMLI at Park Place (25%)       $20,033      6,809      1,702       1,665       412          104
Foundation II   AMLI at Greenwood Forest (15%)  17,612      5,494        824         805      (242)         (36)
Champions       AMLI at Champions Park (15%)    12,652      3,198        480         480      (157)         (23)
Champions       AMLI at Champions Centre (15%)   9,961      2,893        434         434      (116)         (10)
Windbrooke      AMLI at Windbrooke (15%)        17,646      5,766        865         865       (49)          (7)
Willeo Creek    AMLI at Willeo Creek (30%)      15,794      5,300      1,590       1,590        45           13
Chevy Chase     AMLI at Chevy Chase (33%)       45,975     15,431      5,092       5,092       137           45
Pleasant Hill   AMLI at Pleasant Hill (40%)     25,848     11,963      5,082       4,844       485          186
Barrett         AMLI at Barrett Lakes (35%)     10,931      8,243      2,885       3,008        --           --
Willowbrook     AMLI at Willowbrook (40%)       37,051     11,548      4,619       4,619       201           81
River Exchange  AMLI at River Park (40%)         7,596      6,141      2,457       2,505        --           --
Aurora
 Crossing       AMLI at Aurora Crossing (25%)    7,890      7,400      1,850       1,857        --           --
Fossil Creek    AMLI at Fossil Creek (25%)       2,684      2,670        668         674        --           --
                                               =======     ======    -------      ------      =====         ---
                                                                     $28,548      28,438                    353
                                                                     =======      ======                    ===



















    The fixed-rate debt financing which has been obtained from various insurance companies on behalf of these co-
    investment partnerships is summarized below:


                                 TOTAL       OUTSTANDING       INTEREST
  PROPERTY                    COMMITMENT      AT 9/30/96         RATE           MATURITY
 ----------                   ----------      ----------     -----------       ----------
AMLI at Park Place               $13,000         12,672            8.21%          10/5/99
AMLI at Greenwood Forest          11,625         11,625            8.95%          5/10/02
AMLI at Champions Park             9,500          9,119            7.26%          12/5/97
AMLI at Champions Centre           6,700          6,700            8.93%           1/1/02
AMLI at Windbrooke                11,500         11,500            9.24%           2/1/02
AMLI at Willeo Creek              10,000         10,000            6.77%           5/1/03
AMLI at Chevy Chase               29,767         29,767            6.67%           4/1/03
AMLI at Pleasant Hill             15,500         12,627            9.15%           3/1/07
AMLI at Barrett Lakes             16,680              1            8.50%          12/1/09
AMLI at Willowbrook               24,500         24,500           7.785%           5/1/03
AMLI at River Park                 9,100          --               7.75%          6/27/08

   Certain of these loans provide for monthly payments of principal and interest based on a 25 or 27 year amortization schedule and a balloon payment at maturity.  Loans against newly-completed properties provide for payments of interest only for an initial period, with principal amortization commencing generally within two years of completion of construction and initial lease-up.





















   Investments in partnerships at December 31, 1995 and the Company's 1995 share of income or loss from each
(excluding the GP Properties from which the Company received distributions and recorded income of $2) are summarized as follows:


                                                           EQUITY (DEFICIT)                  TOTAL    COMPANY'S
                                                          ------------------                  NET     SHARE OF
                PROPERTY (COMPANY'S              TOTAL             COMPANY'S   COMPANY'S    INCOME    NET INCOME
PARTNERSHIP     OWNERSHIP PERCENTAGE)           ASSETS     TOTAL     SHARE     INVESTMENT   (LOSS)      (LOSS)
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
                                                                     =======       ======                  ====























    Investments in Service Companies

    In connection with its initial public offering (June 1994 in the case of Amli Residential Construction, Inc. "ARCI"), the Company obtained 5% of the voting common stock and 100% of the nonvoting preferred stock in the Service Companies, which provide property management, construction, landscaping, investment advisory and asset management services to the Company and to certain other parties. The nonvoting preferred stock entitles the Company to approximately 95% of all cash distributions from the Service Companies. The Company accounts for its investments in the Service Companies using the equity method of accounting.

    Summarized combined financial information of the various Service Companies at and for the nine months ended September 30, 1996 and 1995 follows:
                                          1996             1995
                                         -------         -------

         Income (1)                      $ 4,415           2,939
         General and adminis-
           trative expenses               (3,442)         (2,469)
                                         -------         -------
                                             973             470

         Interest                           (589)           (430)
         Depreciation                       (213)            (62)
         Income taxes                        (66)            (20)
                                         -------         -------

           Net income (loss)(2)          $   105             (42)
                                         =======         =======

         Total assets                    $11,976           7,211
                                         =======         =======

         (1)   Net of construction and landscaping costs.

         (2) The Company's proportionate share of the net income or loss of the Service Companies includes an elimination of intercompany profit related to construction services provided by ARCI.


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

    During the nine months ended September 30, 1996 and 1995 the Company accrued or paid to the Service Companies fees and other costs and expenses as follows:
                                                 1996             1995
                                                ------           ------
        Management fees                         $1,396            1,353
        General contractor fees                    422              180
        Interest expense                            23               23
        Landscaping and ground maintenance         462              445
                                                ======            =====



                                     18
    During the nine months ended September 30, 1996 and 1995 the Company earned or received from the Service Companies other income as follows:

                                                  1996             1995
                                                  ----             ----

        Interest on notes receivable              $341              341
        Interest on advances                       243              100
                                                  ====              ===

   During the nine months ended September 30, 1996 and 1995 the Company earned or received from co-investment partnerships other income as follows:

                                                  1996             1995
                                                  ----             ----

        Development fees                          $494              137
        Acquisition fees                           184              154
        Disposition fees                            66              --
        Asset management fees                      364              167
        Accounting and administrative fees           5               22
        Interest on advances                        20               19
                                                  ====             ====

   The development and acquisition fees earned from co-investment partnerships as shown above include only the venture partners' shares of such fees, as the Company's share of the partnership's cost is eliminated.

5. DEBT

   Bond financing

   AMLI at Spring Creek, an 1,180-unit apartment community in Atlanta, Georgia secures a total of $40,750 of tax-exempt bonds. The terms of the bonds require that a portion of the apartment units be leased to individuals who qualify based on income levels specified by the U.S. Government. The bonds bear interest at a variable rate; however, $31,250 of the total $40,750 has an interest rate cap contract in place against increases in a tax-exempt index rate above 3%. The variable rate is adjusted weekly based upon the remarketing rate for these bonds (3.6% at October 22, 1996; 3.48% average for the nine months ended September 30,
1996). The credit enhancement for the bonds was provided by a $41,297 five-year letter of credit from Wachovia Bank which expires on October 15, 1999.

   Mortgage notes payable

   At September 30, 1996, the Company owes a total of $152,023 pursuant to twelve fixed rate mortgage notes payable to nine financial institutions. Each loan is secured by a first mortgage on the respective residential apartment community and is non-recourse to the partners, except for a $1,500 portion of one of the mortgage notes payable and $13,701 of another mortgage note payable. The loans bear interest at fixed rates between 7.0% and 9.9%, with maturities extending through May 1, 2006.

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





                                     19
   Other notes payable

   Other notes payable are comprised of four floating rate loans due to financial institutions aggregating $40,044 and $750 in another note payable. These loans bear interest at rates of 135 to 200 basis points over LIBOR (6.9% - 7.5% at September 30, 1996). Of the total, $12,400 is the subject of an interest rate swap fixing the interest rate at 6.47% through February 15, 1997 and $14,000 is subject to an interest rate swap fixing the rate at 6.65% through February 24, 1997. In addition, $5,845 is covered by interest rate cap for protection against increases in LIBOR above 3.875% through February 15, 1998.

   On June 16, 1996, the Wachovia Line of credit was modified to increase the commitment amount to $60,000 and to lower the interest rate to LIBOR plus 1.35% (LIBOR plus 1.65% on construction loans until stabilized operations are achieved).

   In April 1996, First Chicago purchased the $27,000 revolving credit and loan facility with Citicorp Real Estate Inc. The loan was modified to increase the commitment amount to $29,500 and to reduce the interest rate to LIBOR plus 1.65%.

   Of the aggregate $104,480 of other notes payable, $32,535 is outstanding on the $60,000 Wachovia Line of credit; $4,000 is outstanding on the $29,500 First Chicago facility; and $3,509 is outstanding on the $6,230 construction loan for AMLI at Regents Center Phase III. Following the closing of the new loan from FNMA, and repayment of the Lehman Line of Credit, $6,040 in letters of credit are outstanding on an $8,000 Line of credit from Harris. The total $57,646 (net of $6,040 letters of credit) of unused credit is available to fund future development, acquisition and working capital needs. The line of credit agreements provide for customary borrower covenants, including among other things, minimum debt service coverage ratios and maximum loan to value ratios.



































                                     20


   The table below sets forth certain information relating to the indebtedness of the Company.


                                 ORIGINAL       BALANCE         INTEREST       MATURITY      BALANCE
ENCUMBERED PROPERTIES             AMOUNT       AT 9/30/96         RATE           DATE      AT 12/31/95
---------------------           ----------     ----------     ----------      ---------    -----------
BOND FINANCING:
AMLI at Spring Creek              $ 40,750        40,750      Tax-exempt        10/1/24         40,750
                                  --------       -------    rate + 1.23%

MORTGAGE NOTES PAYABLE:
AMLI at Alvamar                      5,000         4,783           9.38%         3/1/97          4,819
AMLI at the Arboretum                4,800         4,447           9.90%        9/28/97          4,504
AMLI at Gleneagles                   8,500         8,177           7.70%       10/31/97          8,248
AMLI at Martha's Vineyard            7,060         6,697           7.42%        11/1/97          6,776
AMLI at Reflections                  4,800         4,550           7.05%        6/30/98          4,615
AMLI on Rosemeade                    7,050         6,714           7.02%        10/5/98          6,807
AMLI at Sherwood                     7,320         7,034           7.75%         7/1/03          7,155
AMLI at Riverbend                   31,000        30,927           7.30%         7/1/03            -
AMLI in Great Hills                 11,000        10,974           7.34%         7/1/03            -
AMLI at Valley Ranch                11,500        10,950          7.625%        7/10/03         11,092
AMLI at Regents Center              20,100        13,701             (1)         9/1/05         13,776
AMLI at Beekman Place
AMLI on the Green
AMLI of North Dallas (2)            43,234        43,069          7.789%         5/1/06            -
                                  --------       -------                                       -------
  Total Mortgage Notes Payable     161,364       152,023                                        67,792
                                  --------       -------                                       -------

OTHER NOTES PAYABLE:
AMLI at Vinings
AMLI at Sope Creek                  60,000        32,535      L+1.35%(3)        5/31/98         32,535
                                  --------       -------                                       -------

AMLI at Autumn Chase I & II
AMLI at Chase Oaks
AMLI at Gleneagles Phase II         29,500         4,000        L+1.65%         2/28/98          2,343
                                  --------       -------                                       -------








                                                        21

AMLI in Great Hills (5)
AMLI at Bear Creek (4)
AMLI at Nantucket (4)
AMLI at Riverbend (5)
AMLI at West Paces (4)                -              -           5.76%           8/9/01         54,835
                                  --------       -------                                       -------

AMLI of North Dallas (5)
AMLI at Beekman Place (5)
AMLI on Timberglen (4)
AMLI on the Green (5)                 -              -           L+1.85%         2/9/99         16,000
                                  --------       -------                                       -------

AMLI at Park Sheridan                8,000           -           L+1.65%        8/30/98            250
AMLI at Park Sheridan (1)            6,230         3,509         L+2.00%        10/9/96           -
Unsecured                              750           750           4.00%         Demand            750
                                  --------       -------                                       -------
  Total Other Notes Payable        104,480        40,794                                       106,713
                                  --------       -------                                       -------

  Total                           $306,594       233,567                                       215,255
                                  ========       =======                                       =======


(1)   $13,800 at 8.73%; $6,300 at 9.23% anticipated to be funded in November 1996.
(2)   Sold at a discount of $673.  At September 30, 1996, the unamortized discount amount is $645.
(3)   The Company has used interest rate derivative contracts to fix the interest rate at 6.47% through February
15, 1997 on $12,400, to fix the interest rate at 6.65% through February 24, 1997 on $14,000 , and to limit the interest rate to 5.38% through February 15, 1998 on $5,845.  The rate is LIBOR + 1.65% on construction loans until stabilized occupancy.
(4)   Unencumbered as of June 30, 1996, loans were repaid in full in April and June 1996.
(5)   These properties now secure new fixed rate mortgages.
















                                                        22

      As of September 30, 1996, the scheduled maturities of the Company's debt are as follows:




                                                                     FIXED RATE         OTHER
                                                       BOND           MORTGAGE          NOTES
                                                    FINANCINGS      NOTES PAYABLE      PAYABLE       TOTAL
                                                   -----------       ------------      -------      -------

      1996. . . . . . . . . . . . . . . .              $  --                  541        4,259        4,800
      1997. . . . . . . . . . . . . . . .                 --               25,936         --         25,936
      1998. . . . . . . . . . . . . . . .                 --               12,813       36,535       49,348
      1999. . . . . . . . . . . . . . . .                 --                1,981         --          1,981
      2000. . . . . . . . . . . . . . . .                 --                2,127         --          2,127
      Thereafter. . . . . . . . . . . . .               40,750            108,625         --        149,375
                                                       -------            -------      -------      -------
                                                       $40,750            152,023       40,794      233,567
                                                       =======            =======      =======      =======


























                                                        23
6.    COMMITMENTS AND CONTINGENCIES

      In conjunction with the February 1996 acquisition of land for the development of Aurora Crossing, the Company may be obliged, at the option of the unit holder, to purchase 26,182 Operating Partnership units at the then current market value of the Company's shares of beneficial interest.

      In connection with the formation of Acquiport/Aurora Crossing, L.P. and Acquiport/Fossil Creek, L.P., the Company has provided letters of credit in the amounts of $1,223 and $1,187, respectively, as security for its guarantee to fund all cost overruns (as defined), except for the cost overruns that are required to be paid from additional capital commitments. The letters of credit will expire on September 27, 1998.


7.    SUBSEQUENT EVENTS

      On October 9, 1996, the Company acquired 28.6 acres of land located in Aurora, Illinois. The purchase price of $5,014 included $3,429 in cash, 53,140 OP Units and $485 payable in cash when the final certificates of occupancy, on the apartment buildings that will be constructed on the site, are received. The Company intends to develop a 464-unit apartment community on this land. Total development costs are projected to be approximately $45,000. Construction is anticipated to start in early 1997.

The Company intends to enter into a co-investment partnership with an institutional investor for the development of this property.







































                                     24

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS,
         EXCEPT SHARE DATA)

The following discussion is based primarily on the consolidated financial statements of Amli Residential Properties Trust (the "Company") as of September 30, 1996 and December 31, 1995 and for the nine months ended September 30, 1996 and 1995.

This information should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

As of September 30, 1996, the Company owned an 81.6% general partnership interest in the Operating Partnership, which holds the operating assets of the Company. The limited partners hold Operating Partnership units ("OP Units") that are convertible into shares of the Company on a one-for-one basis, subject to certain limitations. The Company has qualified, and anticipates continuing to qualify, as a real estate investment trust ("REIT") for Federal income tax purposes.

RESULTS OF OPERATIONS

During the period from January 1, 1995 through September 30, 1996, growth in property revenues and property operating expenses resulted from increases at communities owned as of January 1, 1995, and from the newly-constructed communities.

During the same period, the Company has invested in five co-investment partnerships, which own the 236-unit AMLI at Windbrooke in Buffalo Grove, Illinois, the 242-unit AMLI at Willeo Creek in Roswell, Georgia, the 316-unit AMLI at Greenwood Forest in Houston, Texas, the 592-unit AMLI at Chevy Chase in Buffalo Grove, Illinois, and the 488-unit AMLI at Willowbrook in Willowbrook, Illinois.

For the nine months ended September 30, 1996, net income attributable to common shares was $9,338, or $.79 per share, on total revenues of $58,017. For the nine months ended September 30, 1995, net income was $10,298 or $.88 per share on total revenues of $55,413.

On a "same community" basis, weighted average occupancy of the stabilized communities decreased slightly to 94.2% for the nine months ended September 30, 1996 from 96.0% for the same period in the prior year. For the nine months ended September 30, 1996, weighted average collected rents increased by 4.8% to $648 from $618 per unit per month for the nine months ended September 30, 1995.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 TO NINE MONTHS ENDED SEPTEMBER 30, 1995.

Income before non-recurring items, minority interest, and extraordinary items increased to $13,750 for the nine months ended September 30, 1996 from $11,265 for the nine months ended September 30, 1995. This increase in net income was primarily attributable to an $863 decrease in interest expense and a $2,604 increase in total revenues, reduced by a $1,507 increase in property operating expenses. For the nine months ended September 30, 1996 and 1995, net income was $10,611 and $10,298, respectively.

Total property revenues increased by $1,696 or 3.1%. On the same community basis total property revenues increased by $2,087 or 4.0%.

The $1,024 increase in other revenue includes a $390 increase in share of income from co-investment ventures, a $358 increase in development fees, a $196 increase in asset management fees, and a $96 increase in acquisition fees.
                                     25

Property operating expenses increased by $1,507, or 6.7%. On the same community basis, property operating expenses increased by $1,358 or 6.2%.

Interest expense, net of the amounts capitalized, decreased from $9,844 to $8,981, or 8.8%.

General and administrative expenses increased from $1,446 for the nine months ended September 30, 1995 to $1,703 for the nine months ended September 30, 1996. The increase is primarily attributable to increased compensation and compensation-related costs.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996 the Company had $3,643 in cash and cash equivalents and $52,965 in availability under its two primary bank lines of credit, the Wachovia Line, a $60,000 line of credit, and the First Chicago Line, a $29,500 line of credit which the Company anticipates will increase by $11,747 to $41,247 during November 1996.

At September 30, 1996 the Company had outstanding borrowings of approximately $32,535 on the Wachovia Line which is secured by mortgages on two wholly-owned communities in Georgia. Of the total outstanding, the rate on $12,400 has been fixed at 6.47% per annum until February 15, 1997 and the rate on $14,000 has been fixed at 6.65% per annum through February 24, 1997 through use of interest rate swap contracts. In addition, $5,845 has an interest rate cap contract in place as protection against increases in LIBOR above 3.875% through February 15, 1998. The Wachovia Line bears interest at an annual rate of LIBOR plus 1.65% for borrowings secured by communities under development and LIBOR plus 1.35% for borrowings secured by stabilized communities. The remaining credit availability of $27,465 is anticipated to be used to fund future working capital needs and acquisition and development activities.

At September 30, 1996, the Company had outstanding borrowings of approximately $4,000 on the First Chicago Line which bears interest at an annual rate of LIBOR plus 1.65%. This facility was used to fund a portion of the construction of the second phases of AMLI at Autumn Chase and AMLI at Gleneagles. The remaining credit availability of $25,500 and the expected increased availability of $11,747 on the First Chicago Line is expected to be used by the Company to fund construction of AMLI at Autumn Chase Phase III, future working capital needs and acquisition and development activities.

On April 29, 1996, the Company closed on a $43,907 ten-year, 7.79% loan provided by Fannie Mae. This loan is secured by mortgages on two properties in Dallas, Texas. The loan proceeds, net of a .75% financing fee and original issue discount of $673, were used to retire the Company's then existing balance on its line of credit with Lehman Brothers Holdings, Inc. ("Lehman") which beginning in August 1997 would carry interest at a fixed rate of 8.35% and to reduce the balance on the First Chicago Line.

On June 11, 1996, the Company closed with CIGNA on two seven-year loans aggregating $42,000 with an average interest rate of 7.31% per annum. Concurrently, the Company repaid the then existing balance on the Company's $54,835 whole loan with Lehman. As a result of the refinancings completed by the Company in April and June as described above, the Company improved its balance sheet, financing structure and capability as follows:

 .   the Company increased the weighted average annual interest rate by 0.4%
to 6.9% through August 1, 1997 and decreased the weighted average annual interest rate by 0.2% during the four years thereafter;

 .   the Company increased the weighted average term of its outstanding indebtedness to 5.3 years;

 .   the Company increased the percentage of debt that is fixed-rate debt to
66% from 54%;

                                     26
 .   the Company wrote off expenses previously deferred in conjunction with the repaid loans thereby decreasing its deferred expenses and amortization, particularly for the period through August 1, 1997;

 .   the Company increased the number of unencumbered wholly-owned
Communities from one to five;

 .   the Company incurred net extraordinary or otherwise non-recurring charges of $781, which is primarily attributable to the non-cash write-off of deferred expenses relating to the Lehman loans.

At September 30, 1996, the Company had $13,701 outstanding balance on its $20,100 loan provided by Teachers Insurance and Annuity Association. This loan is secured by AMLI at Regents Center in Overland Park, Kansas. The remaining commitment is anticipated to fund in November, 1996 upon substantial completion of the additional 124-unit Phase III under construction at this community.

At September 30, 1996, the $6,230 construction loan provided by Harris Trust and Savings Bank for Phase III of AMLI at Regents Center had an outstanding balance of $3,509. This loan was repaid in full by the Company in October, 1996.

For the nine months ended September 30, 1996, net cash provided by operating activities was $23,599. For the nine months ended September 30, 1995, cash provided by operating activities was $21,880. The increase was primarily attributable to the $2,604 increase in total revenues and the $863 decrease in interest expense, net of $1,507 increase in operating expenses. During the second and third quarters of 1996 a total of $274 of cash was used in operating activities for start-up losses from the initial lease-up of the second phases of AMLI at Autumn Chase and AMLI at Gleneagles. No start-up losses were incurred during 1995.

Cash flows used for investing activities were $42,197 for the nine months ended September 30, 1996, and net cash flows provided by investing activities were $2,867 for the nine months ended September 30, 1995.

Net cash flows provided by financing activities were $19,962 for the nine months ended September 30, 1996 and net cash flows used in financing activities were $25,867 the nine months ended September 30, 1995. Such cash flows for the nine months ended September 30, 1996 reflected the issuance of preferred shares of beneficial interest resulting in the net cash proceeds of $23,918.

Funds from operations is defined as income (loss) before minority interest of the holders of OP Units and extraordinary items (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property, plus certain non-cash items, primarily depreciation. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. Funds from operations is widely accepted in measuring the performance of equity REITs. An understanding of the Company's funds from operations will enhance the reader's comprehension of the Company's results of operations and cash flows as presented in the financial statements and data included elsewhere herein. Funds from operations should not be considered an alternative to net income or any other GAAP measurement as a measure of the results of the Company's operations, the Company's cash flows or liquidity.










                                     27
Funds from operations for the nine months ended September 30, 1996 and 1995 are summarized as follows:

                                              SEPTEMBER 30,
                                        ------------------------
                                           1996            1995
                                         -------         -------
    Net income before minority
     interest and
     extraordinary item                  $14,334          12,779
    Depreciation                           8,354           8,218
    Other, net (1)                           367            (558)
                                         -------          ------
    Funds from operations                $23,055          20,439
                                         =======          ======

    Total shares - weighted average,
      including shares issuable upon
      conversion of preferred
      shares and units                    15,600          14,427
                                         =======          ======

     (1) Includes share of co-investment partnerships' depreciation, and in 1996 non-recurring gain relating to the sale of an interest rate cap contract and, in 1995, non-recurring gain from the sale of an apartment community, net of non-recurring expenses associated with the AMLI brand name.

The Company expects to pay quarterly dividends from cash available for distribution. Until distributed, funds available for distribution will be invested in short-term investment-grade securities or used to temporarily reduce outstanding balances on the Company's revolving lines of credit.

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

On January 30, 1996, the Company issued 1,200,000 Series A cumulative convertible preferred shares of beneficial interest for $20 per share, or $24,000 in the aggregate, directly to four institutional investors and Amli Realty Co. ("ARC") in a registered offering, without the use of a placement agent or underwriter. The proceeds of the offering, less $82 of transaction costs, were used to reduce the Company's debt, fund development costs and for working capital requirements. ARC converted its 100,000 preferred shares to 100,000 common shares on March 6, 1996.






                                     28

COMPANY INDEBTEDNESS

The Company's debt as of September 30, 1996, substantially all of which is secured by first mortgages on nineteen of the wholly-owned communities, is summarized as follows:



                                                SUMMARY DEBT TABLE
                                                ------------------


                                        WEIGHTED AVERAGE                                    PERCENT
TYPE OF INDEBTEDNESS                      INTEREST RATE                 BALANCE             OF TOTAL
--------------------                 ----------------------            ---------            --------

Fixed Rate Mortgages (1)                      7.76%                     $152,023               65%

Tax-Exempt Bonds (2)                 Tax Exempt Rate + 1.23%              40,750               17%

Lines of Credit (3)                     LIBOR + 1.35% to
                                          LIBOR + 1.65%                   36,535               16%

Other (4)                                    Various                       4,259                2%
                                                                        --------              ---

     Total:                                                             $233,567              100%
                                                                        ========              ===

--------------------

(1)      Approximately $24,104 of the Company's fixed rate indebtedness is due in 1997, $11,264 is due in 1998, and $116,655 is due after June 30, 2003.

(2)      The tax exempt bonds bear interest at a variable tax exempt rate, which for the week beginning October
22, 1996 was 3.60%, making the Company's effective rate 4.83%, and mature on October 1, 2024.  The related credit enhancement expires in 1999.

(3)      Amounts borrowed under lines of credit are due in 1998.

(4)      All but $750 of the Company's "Other" debt was repaid in October, 1996.




                                                        29

DEVELOPMENT ACTIVITIES

AMLI at Autumn Chase Phase II, a 224 apartment home development in Carrollton, Texas, is substantially complete and currently in lease-up. AMLI at Gleneagles Phase II, a 264 apartment home development located in Dallas, Texas is expected to be completed in December 1996. The approximate development costs of the two Communities (including land cost) are $25,000. The Company has also commenced development activities on additional sites in Atlanta, Chicago, Dallas, Topeka and Overland Park, Kansas. Furthermore, the Company has started planning and pre-development activities on four additional sites in Atlanta, Austin, Chicago and Dallas.

The costs of these development activities are expected to be funded from existing credit availability and/or in partnership with institutional investors.

In February 1996, the Company acquired two land parcels in Atlanta, Georgia and Aurora, Illinois for a total price of $11,023. The Atlanta parcel was acquired for cash and a note that was paid off in May 1996. The consideration for the Aurora land parcel was satisfied in part by the issuance of 26,182 OP Units, with the remaining purchase price paid in cash. A 272 apartment home community is under development on the Aurora site in a co-investment partnership with an institutional investor. The Company has begun development of a 400 apartment home community on the Atlanta site and expects to commence development of a second 400 apartment home community on adjacent land either for its own account or in partnership with an institutional investor.

At September 30, 1996, AMLI at Pleasant Hill, a 502-unit apartment home community developed through a co-investment partnership, is substantially complete. Total development costs of approximately $26,600 were funded first from the venturers' capital contributions and thereafter are being funded from the $15,500 fixed rate construction and permanent loan provided by the co-venturer.

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

In December 1995, the Company began construction of AMLI at River Park, a 222 apartment home community in Atlanta, Georgia. In June 1996, this community was contributed to a co-investment joint venture. Of the $15,400 estimated development costs, the co-venturer provided $9,100 in the form of a loan and the remaining costs are being funded from equity contributions from the Company and its co-investment partner.

On February 27, 1996, the Company committed to make a $12,955 construction loan to a third party to fund the development of a 156 apartment home community in Overland Park, Kansas. This community was approximately 40% complete at September 30, 1996 and is anticipated to be completed in May 1997. The construction and development of this community is accounted for as an acquisition, construction and development loan.

At September 30, 1996, the Company entered into a joint venture with a large public pension fund and formed Acquiport/Aurora Crossing, L.P. Concurrent with the formation of the partnership, AMLI contributed the 18 acre Aurora land parcel and all the improvements in place for a 272 apartment home development. The total development cost of approximately $24,500 will be funded by equity contributions of which $7,400 was funded on September 30, 1996. The Company owns a 25% general partnership interest in this joint venture and received $5,545 as reimbursement of costs.



                                     30
On September 30, 1996, the Company, as general partner, and for a 25% partnership interest, entered into a co-investment partnership with a large public pension plan and formed Acquiport/Fossil Creek, L.P. Upon formation of the partnership, the Company contributed its 19 acre land parcel in Forth Worth, Texas. The development of a 384 apartment home community on this site is currently in progress. The total development costs of approximately $23,700 will be funded from capital contributions from the partners. At September 30, 1996, total costs incurred of $2,670 were funded. The Company received $1,998 as reimbursement of costs.

On October 9, 1996, the Company acquired 28.6 acres of land located in Aurora, Illinois. The $5,014 purchase price of this parcel was paid partially in cash ($3,429 of which has been paid by the Company and $485 of which is payable when construction is completed) and through the issuance of 53,140 OP Units. The Company intends to develop a 464-unit apartment community on this site in partnerships with an institutional investor. Total development costs are projected to be approximately $45,000 and construction is contemplated to commence in the Spring of 1997.

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

INFLATION

Virtually all apartment leases at the communities and co-investment communities are for six or twelve months' duration. This enables the Company to pass along inflationary increases in its operating expenses on a timely basis. Because the Company's property operating expenses (exclusive of depreciation and amortization) are approximately 43.0% of rental and other revenue, increased inflation typically results in comparable increases in income before interest and general and administrative expenses, so long as rental market conditions allow increases in rental rates while maintaining stable occupancy.

An increase in general price levels may immediately precede, or accompany, an increase in interest rates. The Company's exposure to rising interest rates is mitigated by the existing debt level of approximately 41% of the Company's current total market capitalization and the high percentage (65%) of intermediate term fixed rate debt. As a result, for the foreseeable future, increases in interest expense resulting from increasing inflation are anticipated to be less than future increases in income before interest and general and administrative expenses.















                                     31

                                                     OCCUPANCY


The following is a listing of approximate physical occupancy levels by quarter for the Company's wholly-owned properties:

                                                     1996                                  1995
                          NUMBER      -------------------------------------     ------------------------------
                            OF         At         At         At         At       At       At      At       At
LOCATION/PROPERTY         UNITS      12/31       9/30       6/30       3/31    12/31     9/30    6/30     3/31
-----------------         ------      ----       ----       ----      -----     ----     ----   -----    -----

DALLAS/FT. WORTH, TEXAS
  AMLI at Autumn Chase       226                  95%        96%        94%      93%      98%     96%     100%
                                                lease      lease      lease
  AMLI at Autumn Chase II    224                  up         up         up       N/A      N/A     N/A      N/A
  AMLI at Bear Creek         350                  93%        95%        95%      93%      97%     94%      99%
  AMLI at Chase Oaks         250                  96%        95%        98%      96%      97%     99%      96%
  AMLI at Gleneagles         326                  98%        97%        95%      96%      97%    100%      98%
  AMLI on the Green          424                  96%        98%        97%      92%      95%     97%      98%
  AMLI at Nantucket          312                  97%        95%        98%      96%      97%     99%      97%
  AMLI of North Dallas     1,032                  95%        97%        97%      95%      98%     98%      97%
  AMLI at Reflections        212                  97%        88%        95%      93%      98%     98%      93%
  AMLI on Rosemeade          236                  97%        98%        98%      95%      99%     98%      98%
  AMLI on Timberglen         260                  97%        96%        97%      92%      99%     98%      94%
  AMLI at Valley Ranch       460                  93%        95%        95%      94%      96%     98%      91%
                           -----                  ---        ---        ---      ---      ---     ---      ---
                           4,312                  91%        96%        96%      94%      97%     98%      96%
                           -----                  ---        ---        ---      ---      ---     ---      ---

AUSTIN, TEXAS
  AMLI at the Arboretum      231                  96%        97%        96%      95%      98%     99%      93%
  AMLI in Great Hills        344                  97%        97%        96%      91%      94%     95%      98%
  AMLI at Martha's Vineyard  360                  95%        95%        95%      94%      96%     94%      96%
                           -----                  ---        ---        ---      ---      ---     ---      ---
                             935                  96%        96%        96%      93%      96%     96%      96%
                           -----                  ---        ---        ---      ---      ---     ---      ---
ATLANTA, GEORGIA
  AMLI at Sope Creek         463                  92%        95%        93%      95%      97%     95%      98%
  AMLI at Sope Creek                                                           lease    lease   lease
    Phase IV                 232                  91%        98%        98%      up       up      up       N/A
  AMLI at Spring Creek     1,180                  97%        96%        96%      94%      96%     96%      96%
  AMLI at Vinings            208                  95%        99%        99%      98%     100%     99%      97%
  AMLI at West Paces         337                  95%        97%        92%      96%      99%     97%      98%
                           -----                  ---        ---        ---      ---      ---     ---      ---
                           2,420                  95%        96%        95%      95%      97%     96%      97%
                           -----                  ---        ---        ---      ---      ---     ---      ---
                                                        32
EASTERN KANSAS
  AMLI at Alvamar            152                  98%        96%        95%      96%      96%     94%      94%
  AMLI at Crown Colony       156                  96%        96%        86%      86%      96%     94%      96%
  AMLI at Regents Center     300                  95%        94%        98%      94%      92%     98%      96%
  AMLI at Sherwood           300                  97%        97%        89%      91%      98%     92%      91%
                           -----                  ---        ---        ---      ---      ---     ---      ---
                             908                  97%        96%        93%      92%      95%     95%      94%
                           -----                  ---        ---        ---      ---      ---     ---      ---

INDIANAPOLIS, INDIANA
  AMLI at Riverbend          996                  96%        94%        94%      93%      95%     95%      93%
                           -----                  ---        ---        ---      ---      ---     ---      ---

ORANGE COUNTY, CALIFORNIA
  Club Laguna                N/A                  N/A        N/A        N/A      N/A      N/A     91%      95%
                           -----                  ---        ---        ---      ---      ---     ---      ---

CHICAGO, ILLINOIS
  AMLI at Park Sheridan      253                  92%        97%        96%      92%      99%     94%      96%
                           -----                -----      -----      -----    -----    -----   -----    -----
                           9,824                93.4%      95.8%      95.4%    93.9%    96.7%   96.2%    95.8%
                           =====                =====      =====      =====    =====    =====   =====    =====



























                                                        33
PART II  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


No reports on Form 8-K have been filed during the quarter ended September 30, 1996. The Exhibits filed as part of this report are listed below.



EXHIBIT NO.       DOCUMENT DESCRIPTION

   27.            Financial Data Schedule

   99.            Financial and Operating Data
                  furnished to Shareholders and Analysts



















































                                     34

                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMLI RESIDENTIAL PROPERTIES TRUST



Date:  November 6, 1996       By:   /s/ CHARLES C. KRAFT
                                    -----------------------------------
                                    Charles C. Kraft
                                    Principal Accounting Officer
                                    Principal Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Date:  November 6, 1996       By:   /s/ GREGORY T. MUTZ
                                    -----------------------------------
                                    Gregory T. Mutz
                                    Chairman of the Board of Trustees




Date:  November 6, 1996       By:   /s/ ALLAN J. SWEET
                                    -----------------------------------
                                    Allan J. Sweet
                                    President and Trustee




Date:  November 6, 1996       By:   /s/ CHARLES C. KRAFT
                                    -----------------------------------
                                    Charles C. Kraft
                                    Principal Accounting Officer
                                    Principal Financial Officer






















                                     35