Form 10-K
period 1996-12-31
AMLI RESIDENTIAL PROPERTIES TRUST
filed 1997-03-20
CIK 914724

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549


                                 FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934


For the fiscal year ended
December 31, 1996                     Commission File Number 1-12784


                     AMLI RESIDENTIAL PROPERTIES TRUST
          (Exact name of registrant as specified in its charter)


           Maryland                            36-3925916
     (State of Organization)        (I.R.S. Employer Identification No.)


125 South Wacker Drive, Suite 3100,
       Chicago, Illinois                          60606
(Address of principal executive office)         (Zip code)


Registrant's telephone number, including area code:  (312) 443-1477


Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange on
Title of each class                            which registered
-------------------                    -------------------------------

Common Shares of Beneficial                 New York Stock Exchange
Interest, $.01 par value


Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.     Yes [  X  ]     No [     ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $324,486,038 based on the closing price ($23.75) on the New York Stock Exchange for such shares on February 28, 1997.

The number of the Registrant's Common Shares of Beneficial Interest, $.01 par value, outstanding as of December 31, 1996 was 14,812,035.


                    Documents Incorporated By Reference

Portions of the Proxy Statement for the annual shareholders' meeting to be held on April 28, 1997 are incorporated by reference into Parts I and III.




                             TABLE OF CONTENTS



                                                             Page
                                                             ----
PART I

Item 1.      Business. . . . . . . . . . . . . . . . . . . .    1

Item 2.      Communities . . . . . . . . . . . . . . . . . .   18

Item 3.      Legal Proceedings . . . . . . . . . . . . . . .   25

Item 4.      Submission of Matters to a Vote
             of Security Holders . . . . . . . . . . . . . .   25


PART II

Item 5.      Market for Registrant's Common Equity
             and Shareholder Matters . . . . . . . . . . . .   26

Item 6.      Selected Financial Data . . . . . . . . . . . .   28

Item 7.      Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations . . . . . . . . . . .   30

Item 8.      Financial Statements and
             Supplementary Data. . . . . . . . . . . . . . .   39

Item 9.      Changes in and Disagreements
             with Accountants on Accounting and
             Financial Disclosure. . . . . . . . . . . . . .   83


PART III

Item 10.     Trustees and Executive Officers
             of the Registrant . . . . . . . . . . . . . . .   83

Item 11.     Executive Compensation. . . . . . . . . . . . .   83

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management. . . . . . . .   83

Item 13.     Certain Relationships and
             Related Transactions. . . . . . . . . . . . . .   83


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K . . . . . . . . . . . .   84


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . .   87












                                     i




                                  PART I

ITEM 1.  BUSINESS

THE COMPANY

     AMLI Residential Properties Trust ("AMLI" or the "Company") is a self-administered and self-managed real estate investment trust (a "REIT") engaged in the development, acquisition and management of upscale, institutional quality multifamily apartment communities in seven major metropolitan markets in the Southeast, Southwest and Midwest regions of the United States. Founded in 1980, AMLI became a publicly traded company through an initial public offering ("Initial Offering") in February, 1994.

     As part of its core strategy, AMLI differentiates itself through an internal growth strategy focused on branding its product and services, an external growth strategy balanced between both development and acquisition, geographic diversification in three regions and seven core cities, and accessing capital from both the public markets and from co-investment relationships with institutional partners. Since its initial public offering, the Company has formed strategic alliances with five institutional investors in 13 separate institutional joint ventures representing a total anticipated investment of approximately $300 million. At December 31, 1996, properties owned by four of these joint ventures were under development; completion costs for these properties totalled approximately $44 million.

     As of December 31, 1996, AMLI owned or had co-investment interests in 45 multifamily apartment communities (the "Communities") comprised of 16,229 apartment homes. Thirty-five of these communities, totalling 13,501 apartment homes, were stabilized as of December 31, 1996. An additional 10 locations were under development or in lease-up at that date (the "Development Communities"). When completed, these Development Communities will total 2,728 apartment homes. In addition, the Company owns land for the future development of six additional communities totalling approximately 2,418 apartment homes.

     AMLI is the sole general partner of, and controls a majority of the limited partnership interests in, Amli Residential Properties, L.P., a Delaware limited partnership (the "Operating Partnership") through which it owns its interests in the Communities. As of December 31, 1996, the Company owned 84% of the outstanding partnership interests ("OP Units") in the Operating Partnership. OP Units are convertible into Common Shares on a one-for-one basis. The Company conducts all its business through the Operating Partnership and its subsidiaries and affiliates.

     The Company's headquarters offices are located at 125 S. Wacker Drive, Suite 3100, Chicago, Illinois 60606, and its telephone number is (312) 443-1477. In addition, AMLI has regional offices in both Dallas and Atlanta.

COMPETITIVE ADVANTAGES

     The Company seeks to increase cash flow by intensively managing the Communities, selectively developing and acquiring additional high-quality multifamily communities and advising and co-investing with institutional partners. In pursuit of these strategies, the Company benefits from the following competitive advantages:

     DEVELOPMENT AND ACQUISITION EXPERTISE. AMLI has extensive experience in both the acquisition and development of upscale multifamily communities.

AMLI focuses on institutional quality multifamily communities having high-quality construction, amenities, location and market position. The Company believes that over time these communities will realize returns exceeding national averages for multifamily properties due to higher expected annual growth in cash flows, reduced on-going maintenance costs and capital expenditures, and higher relative levels of residual values. The Company applies a long-term ownership perspective to the development process, utilizing high-quality building materials and designs communities which satisfy the current needs of residents and anticipate their future needs. AMLI acquires assets at times when capitalization rates are attractive and enhanced performance from the target communities is possible through application of the Company's management expertise.

     INSTITUTIONAL CO-INVESTMENTS. AMLI actively acquires and develops multifamily communities in co-investment joint ventures with institutional investment partners such as insurance companies, endowments, foundations, and public and private pension funds. The Company believes that co-investment partnerships create an opportunity to leverage the Company's acquisition, development and management expertise and generate higher returns on its invested equity capital. Since its initial public offering, and through December 31, 1996, AMLI has formed 13 such co-investment joint ventures, several of which involve new development, representing a total anticipated project cost of approximately $300 million. The Company's invested capital in these 13 joint ventures is expected to total approximately $40.6 million. In connection with its co-investment business, the Company has established strategic alliances with Allstate Insurance Company, Erie Insurance Group, The New York Common Retirement Fund, Northwestern Mutual Life Insurance Company and The Rockefeller Foundation.

     AMLI <registered trademark> BRAND. All of the Communities are operated by the Company under the AMLI <registered trademark> brand name. AMLI believes promoting its brand name creates an awareness in the marketplace of quality rental living and extraordinary customer service for both current and prospective residents. To maximize the effectiveness of the AMLI <registered trademark> brand name, the Company has a wide range of programs and practices to maintain uniformly high quality service and consistent apartment quality at all of the Communities.


RECENT DEVELOPMENTS

     Since the Initial Offering, the Company has expanded its portfolio of Communities through the acquisition, development and selective expansion of its apartment communities.

DEVELOPMENT

     At the time of the Initial Offering, the Company and its predecessors had not begun the development of a new multifamily community for five years. Since that time, the development pipeline has grown extensively. Approximately 50% of the 3,686 apartment homes developed or under development by the Company have been built with a co-investment partner and the other 50% have been developed or are under development solely for the Company. As used herein, the "Company Development Communities" means Communities under development by the Company for its own account and the "Co-Investment Communities" refers to Communities under development on behalf of the Company's co-investment joint ventures.

     The tables set forth below, summarize the following information related to the Company Development Communities and the Co-Investment Development Communities: (i) the name and location of the community; (ii) the number of apartment homes to be constructed at each community; (iii) the percentage completion of the community as of December 31, 1996 and the projected completion date of each community; (iv) the anticipated development cost of each community and the amount thereof expended as of December 31, 1996; and (v) with respect to each Co-Investment Development Community, the Company's percentage ownership interest therein and the name of the joint venture partner. The Company Development Communities and Co-Investment Development Communities exclude AMLI at Sope Creek Crossing IV, a 232 apartment home community, which was completed as of December 31, 1995, AMLI at AutumnChase II, a 224 apartment home community, which was completed in June 1996 and AMLI at Pleasant Hill, a 502 apartment home community, which was completed in August 1996.







                                          COMPANY DEVELOPMENT COMMUNITIES
                                          -------------------------------


                                                                                                      AMOUNT
COMPANY                                                            PROJECTED        ANTICIPATED      EXPENDED
DEVELOPMENT                            NO. OF       COMPLETION     COMPLETION       DEVELOPMENT      THROUGH
COMMUNITIES        LOCATION             UNITS       PERCENTAGE       DATE              COST          12/31/96
-----------        --------            ------       ----------     ----------       -----------      --------
                                                                                  (in thousands)  (in thousands)

AMLI at:

 Gleneagles II . . Dallas, Texas          264              98%      Jan. 1997           $13,500         $13,198

 Regents Center
  III. . . . . . . Overland Park,
                     Kansas               124              94%      Jan. 1997             7,700           7,253

 Crown Colony
  II . . . . . . . Topeka, Kansas          64              59%      Feb. 1997             3,600           2,129

 AutumnChase
  III. . . . . . . Carrollton, Texas      240              16%      Nov. 1997            14,100           2,238

 Peachtree City. . Atlanta, Georgia       312              27%      Nov. 1997            21,900           5,805

 Northwinds
  I. . . . . . . . Atlanta, Georgia       400              23%      Feb. 1998            26,800           6,203
                                        -----                                           -------         -------
   TOTAL . . . . .                      1,404                                           $87,600         $36,826
                                        =====                                           =======         =======







                                       CO-INVESTMENT DEVELOPMENT COMMUNITIES
                                       -------------------------------------


                                                                                               AMOUNT
CO-INVESTMENT    COMPANY                      NO.               PROJECTED    ANTICIPATED      EXPENDED   CO-INVEST-
DEVELOPMENT    PERCENTAGE                     OF    COMPLETION  COMPLETION   DEVELOPMENT       THROUGH       MENT
COMMUNITIES     OWNERSHIP  LOCATION          UNITS  PERCENTAGE     DATE          COST         12/31/96     PARTNER
-----------    ----------  ----------------  -----  ----------  ----------   -----------     ----------  ----------
                                                                                 (in            (in
                                                                              thousands)     thousands)
AMLI at:

 River Park        40%     Atlanta, Georgia    222       70%     June 1997     $ 15,400       $ 10,786  Erie
                                                                                                        Insurance
                                                                                                        Group

 Aurora
  Crossing         25%     Aurora, Illinois    272       61%     Aug. 1997       24,500         14,930  The N.Y.
                                                                                                        Common
                                                                                                        Retirement
                                                                                                        Fund

 Barrett Lakes     35%     Atlanta, Georgia    446       55%     Nov. 1997       27,800         15,331  North-
                                                                                                        western
                                                                                                        Mutual
                                                                                                        Life

 Fossil Creek      25%     Ft. Worth, Texas    384       27%     Feb. 1998       23,700          6,374  The N.Y.
                                                                                                        Common
                                                                                                        Retirement
                                                                                                        Fund
                                             -----                             --------       --------
                                             1,324                             $ 91,400       $ 47,421
                                             =====                             ========       ========






     The Company believes that the operating prospects for the Communities under development remain favorable based on current economic and other conditions existing in the areas in which the Company's development activities are focused. As with any development project, there are uncertainties and risks associated with development. While the Company has prepared development budgets and has estimated completion and stabilization target dates for each of the Development Communities based on what it believes are reasonable assumptions, there can be no assurance that actual costs will not exceed current budgets or that the Company will not experience construction delays due to the inability of building materials, weather conditions or other events beyond the Company's control.
Similarly, adverse market conditions at the time that the Development Communities become available for leasing could affect the rental rates that may be charged and the period necessary to achieve stabilization at the Development Communities, which could have a material adverse effect on the financial condition of the affected Development Communities.

CO-INVESTMENT VENTURES

     In November 1995, the Company, through a co-investment joint venture, began construction of the 446 apartment home community AMLI at Barrett Lakes on 54 acres of land located in Atlanta, Georgia. Of the total estimated development costs of $27.8 million, the co-venturer has provided $16.7 million of construction and permanent financing for this development, and the remaining costs are being funded from the Company's and the co-investor's equity contributions.

     In December 1995, the Company began construction of AMLI at River Park, a 222 apartment home community in Atlanta, Georgia. In June 1996, this community was contributed to a co-investment joint venture. Of the $15.4 million estimated development costs, the co-venturer provided $9.1 million in the form of a loan and the remaining costs are being funded from equity contributions from the Company and its co-investment partner.

     In September 1996, AMLI closed on two separate joint ventures with The New York Common Retirement Fund ("NYCRF") for the development of two multi-family residential communities. Through these ventures, the Company is currently developing a 272 apartment home community in metropolitan Chicago, Illinois and a 384 apartment home community in Ft. Worth, Texas. Construction of each of these Development Communities had been commenced earlier in the year by AMLI. Construction of AMLI at Aurora Crossing, the Development Community located in metropolitan Chicago, is projected to be completed in August of 1997, with stabilization expected in the first quarter of 1998. The development budget for this Development Community is approximately $24.5 million. Construction of AMLI at Fossil Creek, the Development Community located in Ft. Worth, is expected to be completed during the first quarter of 1998, with stabilization expected in early 1999. The development budget for this Development Community is approximately $23.7 million. The Company owns a 25% interest in the joint ventures that own these Development Communities and The New York Common Retirement Fund owns a 75% interest.

ACQUISITIONS

     In March 1996, the Company, through a co-investment joint venture with Erie Insurance Group, acquired AMLI at Chevy Chase (formerly known as The Lincoln Club Apartments), a 592 unit luxury apartment community located in Buffalo Grove, Illinois, for a purchase price of approximately $45 million.

Approximately $30 million of the purchase price was financed through 6.67% per annum, seven year mortgage debt. The AMLI at Chevy Chase Community was constructed in 1988 and contains 480,688 square feet in 19 two-story and 17 three-story buildings. This Community is set on 43.2 acres of land and has a clubhouse, two heated swimming pools, four tennis courts and a state-of-the-art fitness center. The Company owns a 33% interest and Erie Insurance Group owns a 67% interest in the joint venture that owns this Community.





     In April 1996, AMLI further expanded its presence in metropolitan Chicago through the acquisition of AMLI at Willowbrook (formerly Stewart's Glen Apartments) through a joint venture with Allstate Insurance Company for approximately $36 million. Approximately $24.5 million of the purchase price was financed through 7.79% per annum, seven year mortgage debt. AMLI at Willowbrook is a 488 unit luxury garden apartment community located in Willowbrook, Illinois. This Community was constructed in three phases, with Phase I having been completed in 1985 and Phases II and III in 1987. AMLI at Willowbrook contains 418,384 square feet in 59 two-story buildings.

This Community is set on 36.5 acres of land and has two clubhouses, two start-of-the-art fitness centers, an aerobics room, two swimming pools, a tennis court, a volleyball court and laundry facilities in each building. The Company owns a 40% interest in the joint venture which owns this Community and Allstate Insurance Company owns a 60% interest.

     On February 28, 1997, AMLI, through a co-investment venture with the State Teachers Retirement Board of Ohio ("OTR"), acquired a 600 apartment home community in Wheaton, Illinois for approximately $48.8 million. The seller provided a ten-year $24.5 million loan with interest at 7.33%. AMLI owns a 10% interest and OTR owns a 90% interest in AMLI at Danada, L.L.C., the co-investment company that acquired this community.

FINANCING ACTIVITIES

     During 1996, the Company continued to improve its balance sheet, capital structure and financing flexibility. In the first quarter, AMLI directly issued to four institutions and Amli Realty Co. ("ARC") 1,200,000 Series A Cumulative Convertible Preferred Shares of Beneficial Interest for $20 per share, or $24 million. The proceeds of the offering, less $82,500 of transaction costs, were used to reduce the Company's debt and to fund development and working capital requirements. The preferred shares are entitled to a preference upon liquidation of the Company and cumulative quarterly dividends equal to the greater of $0.43 per share or the current quarterly per share dividend on Common Shares. In March of 1996, ARC converted the 100,000 preferred shares acquired by it into Common Shares.

     During the fourth quarter, the Company completed a public offering of 2,976,900 common shares priced at $21.75 per share. The total shares issued included the underwriters' exercise of their over-allotment option. Proceeds totalled approximately $61 million (net of 5.75% in commissions and expenses) and were used to repay approximately $46 million of floating rate debt, to prepay a $4.8 million fixed rate mortgage loan, and to provide approximately $10 million of working capital for future development and acquisition activities. Upon completion of the offering, the Company's floating rate debt consisted of $7.5 million outstanding on its $97.5 million lines of credit with Wachovia Bank, First National Bank of Chicago ("First Chicago") and Harris Trust and Savings Bank, and $40.75 million in tax-exempt bonds.

     During the second quarter, three long-term fixed-rate loans were closed and two medium-term loans were simultaneously repaid. The Company closed two seven year fixed rate loans with CIGNA Investments, Inc. ("CIGNA") in the aggregate principal amount of $42 million that carry an average interest rate of 7.31% per annum. In April, AMLI obtained a ten year loan with the Federal National Mortgage Association ("FNMA") in an aggregate principal amount of approximately $44 million. This loan carries a fixed-rate of interest of 7.79% per annum. In connection with these fixed rate financings, two medium term loans with an aggregate outstanding balance of approximately $65 million were prepaid. As a result of these transactions, as of December 31, 1996, the weighted average maturity of the Company's outstanding indebtedness is approximately 5.5 years, the weighted average interest rate is 6.99% and four previously mortgaged wholly-owned Communities are unencumbered at December 31, 1996.





     During June 1996, AMLI renegotiated its line of credit with Wachovia Bank (the "Wachovia Line"). The line is used for general working capital needs and to fund construction of development properties. The line was increased in size from $50 million to $60 million and the interest rate on the facility was reduced to LIBOR plus 1.65% for borrowings secured by communities under development and to LIBOR plus 1.35% for borrowings secured by stabilized communities. As of December 31, 1996, a total of $7.5 million was outstanding under this facility.

     During 1996, the Company transferred a bank line of credit to First Chicago from another financial institution and subsequently expanded it from $27.5 million to $29.5 million. At this time, First Chicago is in the process of amending the line of credit to expand the line by approximately $11.5 to $41 million. The interest rate on this amended line of credit will be the same as the interest rate on the Wachovia Bank line of credit.

UICI INVESTMENT

     On November 6, 1996, UICI, a NASDAQ National Market traded holding company with interests in insurance, financial services and technology and total assets of approximately $1.2 billion, acquired, through a stock for stock exchange, all the outstanding capital stock of ARC, a predecessor of the Company and the Company's largest shareholder. Separately, on November 4, 1996, UICI, through one of its affiliates, acquired 500,000 Common Shares from an existing shareholder of the Company. As a result of these transactions, UICI beneficially owns approximately 14.5% of the Company. The Chairman of UICI and its largest shareholder, Ronald L. Jensen, has had an association with members of AMLI's senior management for over 20 years, was one of ARC's original founders, and served on its Board of Directors from 1980 through 1982.

     ARC has informed the Company that it agreed to effect the exchange with UICI in order to provide liquidity to its shareholders, approximately 60% of whom are not Trustees, officers or employees of the Company, and to once again involve Mr. Jensen in the ownership and strategic direction of ARC.

     At a meeting of the Board of Trustees of the Company held on October 28, 1996, the Company exempted UICI and its affiliates from the ownership limitations in the Company's Declaration of Trust. As a result of this action, UICI and Gregory T. Mutz, the Chairman of the Company's Board of Trustees, may collectively own up to 34.9% of the outstanding shares of beneficial interest of the Company and UICI and Mr. Mutz may individually own 29.9% and 24.9%, respectively, of the outstanding shares of beneficial interest of the Company, subject to the group restrictions. Further, UICI, as an affiliate of ARC, is exempt from the "business combinations" and "control share acquisition" restrictions of the Maryland General Corporation Law.


THE OPERATING PARTNERSHIP

     The Company carries on its business through the Operating Partnership and its affiliates, Amli Management Company ("AMC"), Amli Residential Construction, Inc. ("Amrescon") and Amli Institutional Advisors, Inc. ("AIA") (collectively the "Service Companies"). The Company is the sole general partner of the Operating Partnership, a Delaware limited partnership, through which it owns the Properties, interests in co-investment properties and interests in the Service Companies. At December 31, 1996, the Company owned an 84% partnership interest in the Operating Partnership, 10% was held by ARC and 6% was held by certain other third party investors. The Company's interest in the Operating Partnership entitles it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to the Company's percentage ownership (apart from tax allocations of profits and losses to take into account pre-contribution property appreciation). In connection with each offering of the Company's Common Shares by the Company, the net proceeds from the issuance of any such common shares of the Company are contributed to the Operating Partnership in exchange for a corresponding number of OP Units. The Company holds one unit in the Operating Partnership for each common share that it has issued. The OP Units issued to Amli and certain Original Investors are convertible into common shares on a one-for-one basis.

     As the general partner of the Operating Partnership, the Company has the exclusive power under the agreement of limited partnership of the Operating Partnership to manage and conduct the business of the Operating Partnership. The Board of Trustees of the Company manages the affairs of the Company by directing the affairs of the Operating Partnership. The Operating Partnership will terminate in the year 2093 unless terminated earlier in connection with, among other things, a merger or a sale of all or substantially all of the assets of the Operating Partnership or upon a vote of the partners.

THE SERVICE COMPANIES

     The management, institutional advisory and construction management businesses of the Company are conducted through AMC, AIA and Amrescon, respectively, because, among other things, the third-party income from their respective businesses might jeopardize the Company's REIT status under Sections 856 through 860 of the Code if such operations were carried on directly by the Operating Partnership. The Operating Partnership holds 100% of the nonvoting preferred stock of each of the Service Companies and also holds certain subordinated notes of AMC and AIA. The nonvoting preferred stock is entitled to dividends equal to 95% of all distributions of the Service Companies. ARC holds 95% of the voting common stock of each of the Service Companies which, in each case, is generally entitled to dividends equal to 4.75% of all distributions. The remaining 5% of the voting common stock of each of the Service Companies, entitled to .25% of all distributions, is owned by the Operating Partnership. The charter of each of the Service Companies requires the quarterly distribution as dividends of the "net operating cash flow" (as defined in each such charter) of each such Service Company, if there are funds legally available for dividends. Such provision of the charter of each of the Service Companies may not be changed without the consent of the holders of the preferred stock. Accordingly, the Operating Partnership is entitled to receive substantially all of the available net cash flow from each of the Service Companies through ownership of the preferred stock thereof and the subordinated notes, and thereby enjoys substantially all of the economic benefit of the businesses carried on by such companies.

     According to the charter of each of the Service Companies, a majority of the members of the board of directors of the respective Service Company must be individuals who are not officers, directors or employees of AMLI, and all contracts for services between a Service Company and AMLI must be approved by a majority of the unaffiliated directors of the relevant Service Company. Ownership of 95% of the voting common stock will enable ARC to control the election of the board of directors (including the unaffiliated directors) of the Service Companies. The holders of a majority of the nonvoting preferred stock of each Service Company are entitled to an approval right with respect to certain fundamental corporate actions, including the issuance of any additional shares of preferred stock or other senior securities, or a sale, lease or exchange of all or substantially all of the assets of, or the merger, consolidation or dissolution of, the respective Service Company. In addition, the Company has a right of first refusal (which may be assigned to a third party with the consent of ARC, such consent not to be unreasonably withheld) to acquire on its own behalf or on behalf of any controlled affiliate, the common stock of each of the Service Companies, subject to the consent of third-party clients and to applicable law. Such right of first refusal may only be exercised to the extent that the ownership of such common stock or assets would not disqualify the Company as a REIT.






THE BUSINESS OF AMC

     AMC, a Delaware corporation, provides management and leasing services to each of the communities presently owned by the Company. In addition, AMC provides such services to the co-investment communities. AMC is expected to manage any additional multifamily communities acquired or developed by the Operating Partnership, as well as any additional co-investment communities acquired through separate account relationships of AIA, subject to the consent of the co-investment partners. Management and leasing services are provided to the Communities and the co-investment properties pursuant to the terms of a management contract which has an initial term of three years and which AMC has agreed not to terminate so long as the Operating Partnership is not in material breach of such contract. Residential property management and leasing services provided by AMC are performed at market rates.

THE BUSINESS OF AIA

     AIA, an Illinois corporation, renders investment advice to institutional capital sources, primarily pension plans, endowments, foundations and insurance companies. AIA intends to continue to develop its institutional investment advisory business and will continue to manage and administer existing advisory relationships with institutional investors. The Company actively pursues co-investments through relationships administered by AIA. In this way, the Company seeks to diversify the sources of capital for investments in properties. In addition to generating advisory fee income for AIA, these separate account relationships have the potential to generate fee income for (1) AMC in cases where AMC is engaged to manage the properties acquired by the co-investment ventures and (2) Amrescon, in cases where Amrescon is engaged as general contractor with respect to co-investment development ventures.

THE BUSINESS OF AMRESCON

     Amrescon, a Delaware corporation, provides general contracting, construction management and landscaping services to the Company and its managed ventures. Amrescon is based in Atlanta, Georgia, has a regional office in Dallas, Texas, and is engaged exclusively in the design, development, construction and landscaping of upscale multifamily properties on behalf of the Company. A division of Amrescon, Amli Landscape Co. performs all landscape installation and maintenance services for the Communities located in Atlanta.

LEASES

     AMC uses a standard Company lease modified at each Community to the extent necessary to comply with state and local law or custom. The term of a lease varies with local market conditions, however, six-month and one-year leases are most common. Generally, the leases provide that unless the parties agree in writing to a renewal, the tenancy will convert at the end of the lease term to a month-to-month tenancy, subject to the terms and conditions of the lease, unless either party gives the other at least 30 days prior notice of termination. All leases are terminable by the Operating Partnership for nonpayment of rent, violation of property rules and regulations or other specified defaults.

LEASING

     Employees of AMC are responsible for leasing activities at the Communities. Leasing consultants meet with prospective residents and show models and vacant units. The leasing consultants maintain contact with existing residents to determine the residents' level of satisfaction with their community. All leasing consultants participate in a comprehensive formal training program administered by AMC. AMC, as it deems necessary, may employ the services of, and pay customary fees to, unaffiliated real estate brokers, apartment locator services and existing tenants for locating prospective tenants.





COMPETITION

     All of the Communities are located in developed areas that include other upscale apartment communities. The number of competitive upscale apartment communities in a particular area could have a material effect on AMC's ability to lease apartment units and on the rent charged at the Communities or at any newly developed or acquired communities. The Company may be competing with others that have greater resources than the Company and whose officers and directors have more experience than the Company's officers and Trustees. In addition, other forms of multifamily residential communities, and single-family housing, provide housing alternatives to potential residents of the communities.

INSURANCE

     The Company believes that each of the Communities is covered by adequate fire, flood and property insurance provided by reputable companies and with commercially reasonable deductibles and limits. The Company maintains comprehensive liability, all-risk property insurance coverage with respect to the Communities and with policy specifications, limits deductibles customarily carried for similar communities. The Company has obtained title insurance insuring fee title to the Communities in an aggregate amount which the Company believes to be adequate.

ENVIRONMENTAL MATTERS

     Many jurisdictions have adopted laws and regulations relating to environmental controls and the development of real estate. Such laws and regulations could affect the Communities and any additional communities acquired or developed by the Company in the future and/or operate to reduce the number and attractiveness of investment opportunities available to the Company. The effect upon the Company of the application of such laws and regulations cannot be predicted. Such laws and regulations have not had a material effect on the Company's financial condition and results of operations to date. The Company is not aware of any environmental condition on any of the Communities, or the communities planned to be developed by the Company which is likely to have a material adverse effect on the Company's financial condition and results of operations.

EMPLOYEES

     The Company, the Operating Partnership and the Service Companies employ a total of approximately 450 persons. AMC employs substantially all of the professional employees that are currently engaged in the residential property management and leasing business on behalf of the Company.

GROWTH STRATEGIES

     The Company seeks to increase cash flow by intensively managing the Communities, selectively developing and acquiring additional high-quality multifamily communities, and advising and co-investing with institutional partners. The Company believes that, over time, a portfolio consisting of high-quality properties, which the Company believes is typical of its portfolio, will realize returns exceeding national averages for multifamily properties due to expected higher annual growth in cash flows, reduced on-going maintenance costs and capital expenditures, and higher relative levels of residual market values.





GROWTH FROM PROPERTY OPERATIONS

     The Company seeks to increase cash flow at the Communities through rent increases while maintaining high occupancy rates and aggressive management of its operating expenses. As of December 31, 1996, the weighted average occupancy rate of the stabilized Communities was 94%, and the average monthly rental rate per apartment home was $686, or $0.80 per square foot. The Company owns multifamily communities with service, lifestyle and physical amenities that residents value and that support higher rental rates. Typical services that are provided at the Communities, which are customary for similar upscale multifamily properties, include pet care or plant watering for out-of-town tenants; on-site overnight delivery drop-off boxes; on-site pick-up of dry cleaning or other items; occasional social events for residents designed to provide a sense of community; frequent maintenance programs; and a policy of guaranteeing attention to any maintenance or repair request form a tenant within 48 hours.

     AMLI believes that a key element of its continued success is its ability to create brand loyalty in the mind of the resident customer. All communities owned and operated by the Company use the AMLI [registered trademark] brand name as part of the strategy to promote brand identity for quality living, as well as to create franchise value. The Company believes that the AMLI [registered trademark] brand name creates an awareness in the marketplace such that customers of the Company equate the AMLI [registered trademark] brand with quality multifamily communities and exceptional customer service.

     The Company believes the expertise and experience of its on-site personnel are essential to the success of its brand strategy and cash flow growth from the Communities. A wide range of programs and practices are in place to ensure that the Company's on-site personnel provide uniformly high-quality service. These programs and practices include the following:
(i) incentive-based compensation that rewards employees who achieve superior results; (ii) extensive training programs focusing on marketing, selling skills and negotiating techniques; (iii) requiring leasing agents to have a strong knowledge of the Communities and competing properties;
(iv) periodic unit inspections designed to ensure that vacant apartments are rent-ready and attractive to show; (v) a newsletter that creates a sense of a team and gives special recognition to employees who have made outstanding contributions or who have experienced a significant personal event; (vi) manager training programs that focus on the financial analysis applicable to apartment communities; (vii) development training for all maintenance staff to further skills and knowledge of industry practices;
(viii) annual incentive group trips for managers, leasing personnel and maintenance employees; and (ix) written manuals describing various policies and procedures that are to be observed by employees. In addition, the Company has training facilities in Dallas and Atlanta that are used for training programs and seminars for management, leasing and maintenance employees.

     By establishing critical mass in each of its markets, the Company expects to achieve economies of scale in its operations, resulting in reduced operating and administrative expenses without reductions in service. In addition, the relatively low average age of the Communities contributes to reduced operating and maintenance expenses. At December 31, 1996, the average age of the stabilized Communities was 8.2 years. The Company also believes that attention to landscaping and physical appearance contributes to reducing resident turnover and enhances the rental rates and occupancy levels of the Communities.





     Additionally, AMLI has a dedicated team whose function is to evaluate new or enhanced products, features or services that might be incorporated in either the apartment homes or the Communities to produce complementary income from property operations and maximize customer/resident satisfaction within the Communities. some of the products, features and services either in existence or being considered include the construction of carports and garages, private phone and cable systems, custom rental insurance, energy efficient lighting programs, water submetering, bulk purchases of utilities and card key systems for laundry facilities.

     DEVELOPMENT STRATEGIES

     The Company actively pursues the development of new properties. The Company seeks to develop multifamily properties that meet an identified market demand, are well-located in markets the Company believes will experience above-average growth rates and produce first-year stabilized cash on cash returns of 100 to 200 basis points higher than capitalization rates available on acquisitions in these markets. The Company's management has significant experience in the development of multifamily properties and believes that this expertise will permit it to successfully capitalize on new development opportunities.

     The Company has identified certain sub-markets within its seven identified cities where strong multifamily property demand exceeds the level of new construction. The Company currently has development underway in Chicago, Atlanta, Dallas and Kansas City. In addition, the Company owns a land parcel in each of Chicago, Atlanta, Austin and Dallas, which in the aggregate are comprised of 106 acres, on which it expects to develop approximately 1,674 apartment homes.

     The following table summarizes the Company's development activities for the period from the date of its initial public offering in February 1994 (the "Initial Offering") through December 31, 1996:

                        AMLI DEVELOPMENT ACTIVITIES



                              No. of
                           Communities
                            Developed            No. of        Estimated
                             or Under           Apartment      Development
Year                      Development (1)        Homes         Budget (2)
----                      ---------------       ---------     ------------

1994 . . . . . . . . . .           2                734       $ 37,600,000
1995 . . . . . . . . . .           5              1,280         75,900,000
1996 . . . . . . . . . .           6              1,672        114,600,000
                                 ---              -----       ------------
    Total. . . . . . . .          13              3,686       $228,100,000
                                 ===              =====       ============
--------------------

(1) Represents the number of Communities for which development was commenced during the applicable year. Of the Communities developed by the Company since the Initial Offering, eight Communities were developed by the Company for its own account and five for co-investment joint ventures. The Company's ownership interest in these co-investment joint ventures ranges from 25% to 40%.

(2) The Company's share of the total estimated development budget is expected to be $148.7 million.






     AMLI's development philosophy is to design communities and apartment homes that meet the needs of both current and prospective residents. The Company builds to hold and manage for long-term investment and, as such, utilizes high quality, long-lasting building products for exterior and interior construction. The Communities are extensively landscaped to enhance curb appeal and to create an attractive living environment for the residents. The apartment homes are designed and appointed with features in select units such as more closet space, larger kitchens with mirrored backsplashes and upgraded appliance packages, nine foot ceilings, crown molding, built-in work spaces, additional wiring to accommodate private phone and cable systems, garden-style tubs and double vanities.

     ACQUISITION STRATEGIES

     The Company actively pursues the acquisition of new properties. The Company seeks to acquire, directly or through co-investments, multifamily communities that are available at attractive prices, capable of enhanced performance through application of the Company's management expertise and that are in the Company's target markets. The Company follows a strategy of acquiring (directly or through co-investments) institutional quality apartment communities, which typically have high-quality construction, amenities, location and market position, and are therefore attractive investments for institutional investors, such as insurance companies, endowments, foundations and pension funds.

     The following table summarizes the Company's acquisition activities for the period from the date of the Initial Offering through December 31, 1996:

                        AMLI ACQUISITION ACTIVITIES

                                 No. of           No of         Total
                               Communities       Apartment    Acquisition
Year                           Acquired (1)       Homes         Costs (2)
----                           ------------     ----------    ------------

1994 . . . . . . . . . . .            8            2,184      $ 99,428,000
1995 . . . . . . . . . . .            3              794        51,763,000
1996 . . . . . . . . . . .            2            1,080        82,152,000
                                    ---            -----      ------------
    Total. . . . . . . . .           13            4,058      $233,343,000
                                    ===            =====      ============
--------------------

(1) Of these acquisitions, five Communities were acquired by the Company directly and eight through co-investment joint ventures. The Company's ownership interest in these co-investment joint ventures ranges from 15% to 40%.

(2) The Company's share of the total acquisition costs was $104.5 million.

     The Company currently focuses on acquiring properties in selected markets in the Southwest, Southeast and Midwest regions of the united States. The Company's acquisition teams consist of experienced finance, development and asset management professionals working together to identify opportunities, evaluate property information, negotiate and successfully execute favorable transactions for the Company. The Company's acquisition process is driven by thorough market research. Successful acquisitions are based upon a knowledge and careful analysis of employment, population and income trends, quality of infrastructure, retail and commercial services, transportation and utility systems, schools and property tax policies. The Company's acquisition teams review and monitor economic data and economic development information and maintain close contact with real estate owners, developers, brokers, lenders, insurance companies, government agencies and other institutions to identify potential properties for acquisition by the Company.






INSTITUTIONAL CO-INVESTMENTS

     AMLI actively acquires and develops multifamily communities in co-investment joint ventures with institutional investment partners such as insurance companies, endowments, foundations, and public and private pension funds. The Company believes that these co-investment partnerships create an opportunity to leverage the Company's acquisition, development and management experience and generate higher returns on its invested capital.

     AMLI differentiates itself from other multifamily REITs through its co-investment business and its established relationships with a number of institutional partners. By co-investing, AMLI is able to (i) generate higher returns on its equity investment (as compared to wholly-owned communities) through the receipt of supplemental acquisition, development, construction and other fee income; (ii) build market share and thereby benefit from economies of scale; (iii) expand the AMLI {registered trademark] brand identity; and (iv) diversify its sources of capital for its acquisition and development activities. In addition to the incremental fee income, AMLI receives its pro rata share of the real estate income generated by the on-going operation of each community owned through a co-investment joint venture. All of the Co-Investment Communities are managed by the Company and operated under the AMLI [registered trademark] brand name.

     While each co-investment is structured individually, in a typical venture the Company (i) acts as the general partner or managing member of the venture; (ii) handles the administration of the venture; (iii) manages the day-to-day operations of the community held by the venture; (iv) in the case of a venture with a property under development, oversees construction and development; and (v) recommended the sale or refinancing of the property. All of AMLI's co-investments are made on a pari passu basis with its co-investment partners and any disputes over sale or refinancing decisions are generally resolved through the exercise of a buy-sell provision. As of December 31, 1996, the Company had established co-investment relationships with Allstate Insurance Company, Erie Insurance Group, The New York Common Retirement Fund, Northwestern Mutual Life Insurance Company and The Rockefeller Foundation.

     Since the Initial Offering, the Company has entered into 13 co-investment relationships for the acquisition or development of multifamily apartment communities. The table below summarizes the co-investment activities of the Company since the Initial Offering:

                       AMLI CO-INVESTMENT ACTIVITIES


                           No. of                     No. of       Total
               No. of     Apartment    No. of       Apartment      No. of
            Communities     Homes    Communities      Homes       Apartment
Year          Acquired    Acquired   Developed(1)  Developed(2)    Homes
----        -----------   ---------  ------------  ------------   ---------

1994 . . . .       3         1,026           1            502        1,528
1995 . . . .       3           794           1            446        1,240
1996 . . . .       2         1,080           3            878        1,958
                 ---        ------         ---         ------       ------
  Total. . .       8         2,900           5          1,826        4,726
                 ===        ======         ===         ======       ======
--------------------

(1) Represents the number of Communities for which development was commenced during the applicable year.

(2) Represents the number of apartment homes planned for the Community for which development was commenced in the applicable year.






     The table below sets forth the total expected capital outlays for all 13 of these development and acquisition ventures, the Company's expected share of such capital requirements and the one-time and recurring annual fee income that the Company and the Service Companies have received from these 13 joint venture relationships through December 31, 1996:

            CO-INVESTMENT ACTIVITIES SINCE THE INITIAL OFFERING


                             1994        1995        1996        Total (4)
                        -----------  ----------- ------------ ------------

Total Expected
 Project Cost (1). . . . .$71,191,000$79,682,000 $147,819,000 $298,692,000
AMLI Expected
 Equity Investment . . . .7,641,000    7,548,000   25,415,000   40,604,000
Actual Fee Income
 to AMLI and the
 Service Companies
 Initial or One-Time
   Fees (2). . . . . . . .  287,000      607,000    1,778,000    2,672,000
  Annual Fee Income (3). .  221,000      769,000    1,363,000    2,353,000

--------------------

(1) Includes $157.9 million which has been or will be debt financed. Total expected costs are included in the year in which a development project begins or an acquisition closes.

(2) The one-time fee income is shown net of intercompany eliminations to the extent of the Company's percentage interest in its co-investment joint ventures. One time fees include general contractor fees, development and redevelopment fees and property acquisition fees. The amounts shown represent the portion of the fees earned in the applicable year. The initial and one-time fee income for 1996 represents amounts earned by the Company for the year ended December 31, 1996. Subsequent to December 31, 1996, additional one time fees of approximately $2,136,000 are anticipated to be earned by the Company and the Service Companies in connection with the completion of four Communities under development on behalf of existing co-investment joint ventures.

(3) Annual fee income includes property management fees, asset management fees and partnership administration fees. The amounts shown represent the portion of the fees earned in the applicable year. The annual fee income for 1996 represents amounts earned by the Company for the year ended December 31, 1996. Annual fee income will increase as additional co-investment communities under development are completed.


     The Company has received indications of interest and is pursuing other commitments for the acquisition or development of additional co-investment communities. In addition, the Company is continually working to expand the base of its institutional joint venture partners.






HISTORY OF THE AMLI RESIDENTIAL PROPERTY BUSINESS

     The Company was formed in February 1994 to continue and expand the multifamily property business previously conducted by ARC. ARC was founded in 1980 by Gregory T. Mutz and John E. Allen, the Chairman and Vice-Chairman of the Company, respectively. Ronald L. Jensen, Chairman of UICI, served on ARC's Board of Directors from 1980 to 1982. From the date of its inception through the date of the Offering, ARC focused on owning, managing, leasing, acquiring and developing upscale residential apartment communities in the Southwest, Southeast and Midwest areas of the United States. During the period from 1982 to 1989, ARC was actively engaged in both the development and acquisition of multifamily communities. From 1989 through the date of the Offering, ARC exclusively pursued acquisition opportunities due to ARC's belief that this strategy provided a more favorable return relative to the risk taken than did the development of new properties during this period. From the date of the Initial Offering to the present, AMLI has pursued a strategy of selective acquisitions and developments in its primary markets.






     Prior to 1994 all communities currently wholly-owned were originally acquired as co-investments between ARC and the Original Investors in various Property Partnerships.  The table below sets forth ARC's and the Company's history of acquiring and developing apartment projects:

                                                               AT DECEMBER 31,
                                   -------------------------------------------------------------------
                                                                                                 1982-
                                     1996       1995      1994     1993      1992      1991      1990
                                   -------    -------   -------  -------   -------   -------   -------

WHOLLY-OWNED:
  Units at beginning of year . . .   9,600      9,789     8,207    6,793     5,673     5,103     --
  Units Acquired . . . . . . . . .     --       --        1,582    1,414     1,120       570     3,460
  Units Sold . . . . . . . . . . .     --        (421)    --       --        --        --        --
  Units Developed. . . . . . . . .     224        232     --       --        --        --        1,643
  Total wholly owned units
     at end of year. . . . . . . .   9,824      9,600     9,789    8,207     6,793     5,673     5,103

CO-INVESTMENTS:
  Units at beginning of year . . .   2,245      1,451       425      425       425       425     --
  Units Acquired . . . . . . . . .   1,080        794     1,026    --        --        --          150
  Units sold . . . . . . . . . . .    (150)     --        --       --        --        --        --
  Units Developed. . . . . . . . .     502      --        --       --        --        --          275
  Total co-investment units
    at end of year . . . . . . . .   3,677      2,245     1,451      425       425       425       425

          Total units. . . . . . .  13,501     11,845    11,240    8,632     7,218     6,098     5,528






ITEM 2.  COMMUNITIES

     STABILIZED COMMUNITIES

     The Communities include 35 stabilized multifamily apartment communities containing 13,501 apartment homes operated under the AMLI [registered trademark] brand name. Twenty-four of the stabilized Communities, containing an aggregate of 9,824 apartment homes, are directly owned by the Company (the "Wholly-Owned Communities") and eleven Communities, containing an aggregate of 3,677 apartment homes, are owned through co-investment joint ventures (the "Co-Investment Communities").
The stabilized Communities are located in the markets described in the table below:

                                              Wholly-Owned   Co-Investment
                                  Total        Communities     Communities
                             -------------    ------------    ------------
Location                      No.    Units     No.   Units     No.   Units
--------                     ----    -----    ----   -----    ----   -----

Dallas/Ft. Worth,
  Texas. . . . . . . . .       11    4,312      11   4,312      --      --
Atlanta, Georgia . . . .        7    3,314       4   2,420       3     894
Chicago, Illinois. . . .        5    1,694       1     253       4   1,441
Austin, Texas. . . . . .        4    1,523       3     935       1     588
Indianapolis, Indiana. .        1      996       1     996      --      --
Eastern Kansas . . . . .        4      908       4     908      --      --
Houston, Texas . . . . .        3      754      --      --       3     754
                              ---   ------     ---   -----     ---   -----
    Total. . . . . . . .       35   13,501      24   9,824      11   3,677
                              ===   ======     ===   =====     ===   =====

     As of December 31, 1996, the average age of the stabilized Communities was approximately 8.2 years, the average occupancy rate of the stabilized Communities was 94%, and the average monthly rental rate per apartment home was $686.

     DEVELOPMENT COMMUNITIES

     The Development Communities consist of ten multifamily apartment communities or new phases of existing Communities which upon completion will contain 2,728 apartment homes. See "Growth Strategies-Development Strategy" for a discussion of the Company's development activities. The Development Communities are under development in the markets described in the table below:

                                                Company      Co-Investment
                                               Development    Development
                                  Total        Communities    Communities
                             -------------    ------------   -------------
Location                      No.    Units     No.   Units     No.   Units
--------                     ----    -----    ----   -----   -----   -----

Atlanta, Georgia . . . .        4    1,380       2     712       2     668
Dallas/Ft. Worth,
 Texas . . . . . . . . .        3      888       2     504       1     384
Chicago, Illinois. . . .        1      272      --      --       1     272
Eastern Kansas . . . . .        2      188       2     188      --      --
                             ----    -----    ----   -----    ----   -----
    Total. . . . . . . .       10    2,728       6   1,404       4   1,324
                             ====    =====    ====   =====    ====   =====





     The Wholly-Owned Communities and the Co-Investment Communities are primarily oriented to residents demanding high levels of services and contain numerous tenant amenities, such as fitness centers, swimming pools, tennis courts, basketball and volleyball courts, miles of jogging trails and nature walks. Most of the apartment units have a patio, porch or sunroom, and many offer one or more additional features such as vaulted ceilings, microwave ovens, Palladian windows, fireplaces and washers and dryers or washer/dryer connections. The Communities and Co-Investment Communities that were developed by AMLI have won numerous awards for design, landscaping and architecture.

     The table set forth below summarizes the following information related to the Communities and the Co-Investment Communities: (i) the name and location of the communities; (ii) the year each property was completed;
(iii) the number of units at, and average unit size of each property; (iv) the average rent per unit; (v) the weighted average physical occupancy of each property from January 1, 1996 through December 31, 1996; and (vi) with respect to the Co-Investment Communities, the Company's percentage ownership thereof.






                                                                                             1996         1996
                                                                                           AVERAGE      WEIGHTED
                                                                             AVERAGE      COLLECTED      AVERAGE
                                                    YEAR      NUMBER        UNIT SIZE        RENT       PHYSICAL
WHOLLY-OWNED COMMUNITIES        LOCATION          COMPLETED   OF UNITS    (SQUARE FEET)    PER UNIT     OCCUPANCY
------------------------        --------          ---------   --------    -------------    --------    ----------

DALLAS/FT. WORTH, TX

AMLI at AutumnChase             Carrollton          1987           450              832        $659         94.5%
AMLI at Bear Creek              Euless              1986           350              786         563         93.7%
AMLI at Chase Oaks              Plano               1986           250              775         657         95.6%
AMLI at Gleneagles              Dallas              1987           326              841         614         96.5%
AMLI on the Green               Ft. Worth         1990/1993        424              846         675         94.5%
AMLI at Nantucket               Dallas              1986           312              712         521         95.5%
AMLI of North Dallas            Dallas            1985/1986      1,032              878         621         95.2%
AMLI at Reflections             Irving              1986           212              822         647         93.4%
AMLI on Rosemeade               Dallas              1987           236              869         634         96.2%
AMLI on Timberglen              Dallas              1985           260              774         567         95.5%
AMLI at Valley Ranch            Irving              1985           460              848         652         93.6%
                                                                 -----           ------        ----         -----
                                                                 4,312              829         623         94.9%
                                                                 -----           ------        ----         -----

AUSTIN, TX

AMLI at the Arboretum           Austin              1983           231              771         684         93.9%
AMLI in Great Hills             Austin              1985           344              747         666         94.3%
AMLI at Martha's Vineyard       Austin              1986           360              704         625         91.3%
                                                                 -----           ------        ----         -----
                                                                   935              736         654         93.1%
                                                                 -----           ------        ----         -----

ATLANTA, GA

AMLI at Sope Creek              Marietta          1982/1983        695              910         682         92.6%
AMLI at Spring Creek            Dunwoody          1985-1989      1,180              916         697         94.6%
AMLI at Vinings                 Atlanta             1985           208            1,104         776         94.9%
AMLI at West Paces              Atlanta             1992           337              933         854         93.9%
                                                                 -----           ------        ----         -----
                                                                 2,420              933         721         94.0%
                                                                 -----           ------        ----         -----





                                                                                                          1996
                                                                                             1996       WEIGHTED
                                                                             AVERAGE        AVERAGE      AVERAGE
                                                    YEAR      NUMBER        UNIT SIZE        RENT       PHYSICAL
WHOLLY-OWNED COMMUNITIES        LOCATION          COMPLETED   OF UNITS    (SQUARE FEET)    PER UNIT     OCCUPANCY
------------------------        --------          ---------   --------    -------------    --------    ----------

EASTERN KANSAS

AMLI at Alvamar                 Lawrence            1989           152              828         645         94.7%
AMLI at Crown Colony            Topeka              1986           156              776         554         90.2%
AMLI at Regents Center          Overland Park     1991-1995        300              914         730         92.8%
AMLI at Sherwood                Topeka              1993           300              868         604         91.1%
                                                                 -----           ------        ----         -----
                                                                   908              860         644         92.1%
                                                                 -----           ------        ----         -----

INDIANAPOLIS, IN

AMLI at Riverbend               Indianapolis      1983/1985        996              824         569         93.8%
                                                                 -----           ------        ----         -----

CHICAGO, IL

AMLI at Park Sheridan           Chicago             1986           253              855         889         93.2%
                                                                 -----           ------        ----         -----

  TOTAL WHOLLY-OWNED
    COMMUNITIES AT
    DECEMBER 31, 1996                                            9,824              849        $654         94.0%
                                                                 =====           ======        ====         =====






                                                                                                          1996
                                                                                             1996       WEIGHTED
                                                                             AVERAGE        AVERAGE      AVERAGE
                                                    YEAR      NUMBER        UNIT SIZE        RENT       PHYSICAL
CO-INVESTMENT COMMUNITIES       LOCATION          COMPLETED   OF UNITS    (SQUARE FEET)    PER UNIT     OCCUPANCY
-------------------------       --------          ---------   --------    -------------    --------    ----------
ATLANTA, GA

AMLI at Pleasant Hill
  (40%) (1)                     Gwinnett County     1996           502            1,000        $791         95.8%
AMLI at Towne Creek (1%)        Gainesville         1989           150              811         624         94.1%
AMLI at Willeo Creek (30%)      Roswell             1989           242            1,229         770         94.5%
                                                                 -----           ------        ----         -----
                                                                   894            1,030         714         94.4%
                                                                 -----           ------        ----         -----

CHICAGO, IL

AMLI at Chevy Chase (33%)       Buffalo Grove       1988           592              812         872         93.2%
AMLI at Prairie Court (1%)      Oak Park            1987           125              845       1,041         94.1%
AMLI at Willowbrook (40%)       Willowbrook         1987           488              857         864         92.6%
AMLI at Windbrooke (15%)        Buffalo Grove       1987           236              903         906         95.1%
                                                                 -----           ------        ----         -----
                                                                 1,441              845         890         93.4%
                                                                 -----           ------        ----         -----

AUSTIN, TX

AMLI at Park Place (25%)        Austin              1985           588              677         598         96.7%
                                                                 -----           ------        ----         -----

HOUSTON, TX

AMLI at Champions Centre (15%)  Houston             1994           192              857         711         94.1%
AMLI at Champions Park (15%)    Houston             1991           246              902         679         90.8%
AMLI at Greenwood Forest (15%)  Houston             1995           316              984         731         88.7%
                                                                 -----           ------        ----         -----
                                                                   754              924         709         90.7%
                                                                 -----           ------        ----         -----
    TOTAL CO-INVESTMENT COMMUNITIES
      AT DECEMBER 31, 1996                                       3,677              879        $771         93.6%
                                                                 =====           ======        ====         =====
    TOTAL                                                       13,501              857        $683         93.9%
                                                                 =====           ======        ====         =====

     (1)  Fourth quarter average occupancy; in lease-up prior to the fourth quarter.






                                                     OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Company's wholly-owned communities:

                                                                 1996                        1995
                                                       -------------------------   -------------------------
                                 NUMBER OF              AT     AT     AT     AT     AT     AT     AT     AT
LOCATION/PROPERTY                 UNITS               12/31   9/30   6/30   3/31  12/31   9/30   6/30   3/31
------------------               ----------           -----  -----  ----- ------ ------  ----- ------ ------

DALLAS/FT. WORTH, TEXAS

    AMLI at AutumnChase. . . .       450                95%    95%    96%    94%    93%    98%    96%   100%
    AMLI at Bear Creek . . . .       350                92%    93%    95%    95%    93%    97%    94%    99%
    AMLI at Chase Oaks . . . .       250                96%    96%    95%    98%    96%    97%    99%    96%
    AMLI at Gleneagles . . . .       326                95%    98%    97%    95%    96%    97%   100%    98%
    AMLI on the Green. . . . .       424                89%    96%    98%    97%    92%    95%    97%    98%
    AMLI at Nantucket. . . . .       312                98%    97%    95%    98%    96%    97%    99%    97%
    AMLI of North Dallas . . .     1,032                94%    95%    97%    97%    95%    98%    98%    97%
    AMLI at Reflections. . . .       212                99%    97%    88%    95%    93%    98%    98%    93%
    AMLI on Rosemeade. . . . .       236                98%    97%    98%    98%    95%    99%    98%    98%
    AMLI on Timberglen . . . .       260                99%    97%    96%    97%    92%    99%    98%    94%
    AMLI at Valley Ranch . . .       460                92%    93%    95%    95%    94%    96%    98%    91%
                                   -----              -----  -----  -----  -----  -----  -----  -----  -----
                                   4,312                94%    96%    96%    96%    94%    97%    98%    96%
                                   -----              -----  -----  -----  -----  -----  -----  -----  -----
AUSTIN, TEXAS

    AMLI at the Arboretum. . .       231                95%    96%    97%    96%    95%    98%    99%    93%
    AMLI in Great Hills. . . .       344                94%    97%    97%    96%    91%    94%    95%    98%
    AMLI at Martha's Vineyard.       360                95%    95%    95%    95%    94%    96%    94%    96%
                                   -----              -----  -----  -----  -----  -----  -----  -----  -----
                                     935                95%    96%    96%    96%    93%    96%    96%    96%
                                   -----              -----  -----  -----  -----  -----  -----  -----  -----
ATLANTA, GEORGIA

    AMLI at Sope Creek . . . .       695                93%    92%    96%    95%    95%    97%    95%    98%
    AMLI at Spring Creek . . .     1,180                93%    97%    96%    96%    94%    96%    96%    96%
    AMLI at Vinings. . . . . .       208                95%    95%    99%    99%    98%   100%    99%    97%
    AMLI at West Paces . . . .       337                98%    95%    97%    92%    96%    99%    97%    98%
                                   -----              -----  -----  -----  -----  -----  -----  -----  -----
                                   2,420                94%    95%    96%    95%    95%    97%    96%    97%
                                   -----              -----  -----  -----  -----  -----  -----  -----  -----





                                                                 1996                        1995
                                                       -------------------------   -------------------------
                                 NUMBER OF              AT     AT     AT     AT     AT     AT     AT     AT
LOCATION/PROPERTY                 UNITS               12/31   9/30   6/30   3/31  12/31   9/30   6/30   3/31
------------------               ----------           -----  -----  ----- ------  -----  ----- ------ ------

EASTERN KANSAS

    AMLI at Alvamar. . . . . .       152                99%    98%    96%    95%    96%    96%    94%    94%
    AMLI at Crown Colony . . .       156                95%    96%    96%    86%    86%    96%    94%    96%
    AMLI at Regents Center . .       300                90%    95%    94%    98%    94%    92%    98%    96%
    AMLI at Sherwood . . . . .       300                96%    97%    97%    89%    91%    98%    92%    91%
                                   -----              -----  -----  -----  -----  -----  -----  -----  -----
                                     908                94%    97%    96%    93%    92%    95%    95%    94%
                                   -----              -----  -----  -----  -----  -----  -----  -----  -----
INDIANAPOLIS, INDIANA
    AMLI at Riverbend. . . . .       996                93%    96%    94%    94%    93%    95%    95%    93%
                                   -----              -----  -----  -----  -----  -----  -----  -----  -----
ORANGE COUNTY, CALIFORNIA
    Club Laguna. . . . . . . .       N/A                N/A    N/A    N/A    N/A    N/A    N/A    91%    95%
                                   -----              -----  -----  -----  -----  -----  -----  -----  -----
CHICAGO, ILLINOIS
    AMLI at Park Sheridan. . .       253                90%    92%    97%    96%    92%    99%    94%    96%
                                   -----              -----  -----  -----  -----  -----  -----  -----  -----
                                   9,824              94.0%  95.6%  95.8%  95.4%  93.9%  96.7%  96.2%  95.8%
                                   =====              =====  =====  =====  =====  =====  =====  =====  =====





ITEM 3.  LEGAL PROCEEDINGS

     None of the Company, the Operating Partnership, the Service Companies or the co-investment partnerships are presently subject to any material litigation nor, to the Company's knowledge, has any material litigation been threatened. The Company is party to routine litigation and administrative proceedings arising in the ordinary course of business, most of which are expected to be covered by liability insurance and none of which individually or in the aggregate are expected to have a material effect on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote to the Company's shareholders during the fourth quarter of the year ended December 31, 1996.








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


                                                         1996                             1995
                                             -----------------------------    -----------------------------
                                                                 DIVIDENDS                        DIVIDENDS
                                                                 PER SHARE                        PER SHARE
                                             HIGH         LOW       (1)        HIGH        LOW       (1)
                                            ------       -----   ---------    ------      -----   ---------

  First Quarter  . . . . . . . . . . . .    $21.38      $19.38        $.43    $19.75     $17.00      $.43
  Second Quarter . . . . . . . . . . . .     21.00       18.88         .43     20.50      17.63       .43
  Third Quarter. . . . . . . . . . . . .     20.88       19.75         .43     20.13      18.25       .43
  Fourth Quarter . . . . . . . . . . . .     23.50       20.25         .43     20.38      18.38       .43


    (1)  The Company paid dividends with respect to these quarters in the quarter immediately following the quarter for which they are paid.








     Dividends are declared and paid in the second month following the end of the calendar quarter in which the related cash flow from operations is generated. On February 28, 1997, the last reported sale price of the common shares on the NYSE was $23.75 per share. On the same date, the Company had 14,812,035 common shares outstanding held by 227 shareholders of record.

     The Company's current dividend payment level equals an annual rate of $1.72 per common share. The Company anticipates that it will continue to make regular quarterly dividend payments. Approximately 33% of dividends paid during 1996 represented a return of capital, and the Company estimates that approximately 20% of the total dividends to be paid in 1997 will be treated as a return of capital.

     Future distributions by the Company will be at the discretion of the Board of Trustees and will depend on the actual cash available for distribution and funds from operations of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant. The annual dividend payments for calendar year 1996 necessary for the Company to maintain its status as a REIT was approximately $.72 per share.






ITEM 6.  SELECTED FINANCIAL DATA

                                                              HISTORICAL
                                                            (in thousands)
                              -----------------------------------------------------------------------
                                  1996           1995           1994           1993           1992
                              -----------    -----------     ----------    -----------    -----------
OPERATING DATA:

Revenue. . . . . . . . . .       $ 78,271         73,877       65,215           48,534         39,280
Income (loss) before
  minority interest
  and extraordinary
  item . . . . . . . . . .         19,949         17,006       13,398           (1,695)        (3,304)
Net income (loss). . . . .         15,250         13,719        8,710           (1,695)        (1,534)

Net income per common
  share. . . . . . . . . .           1.11           1.18          .75(A)           N/A            N/A

BALANCE SHEET DATA:

Residential real estate,
 before accumulated
 depreciation. . . . . . .     $  495,519        442,865      451,762          338,895        263,877
Total assets . . . . . . .        504,357        433,227      442,619          311,236        242,680
Total debt . . . . . . . .        202,013        215,255      217,687          263,021        202,360
Minority interest. . . . .         44,871         39,077       42,743            --             --
Shareholders'/
 partners' equity. . . . .        242,022        166,163      170,161           39,157         33,340

OTHER DATA:

Funds from operations
  (B). . . . . . . . . . .         32,009         27,404       22,033(A)         8,021          4,744
Funds from operations
  per common share . . . .           2.01           1.90         1.53(A)           N/A            N/A
Cash dividends paid per
  common share . . . . . .           1.72           1.71         1.05(A)           N/A            N/A
Net cash flow from
  operating activities . .         31,934         28,334       26,269           10,594          5,195
Net cash flow for
  investing activities . .        (66,864)        (2,551)    (143,308)         (71,796)       (29,838)
Net cash flow from (for)
  financing activities . .         42,942        (26,964)     110,326           64,951         26,902





    (A) The information presented is for the ten and one-half month period ended December 31, 1994 based on shares and units outstanding during the period.

    (B) Industry analysts generally consider funds from operations to be an appropriate measure of the performance of an equity REIT.
Funds from operations is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles ("GAAP"), is not indicative that cash flows are adequate to fund all cash needs and is not to be considered an alternative to net income or any other GAAP measure as a measurement of the results of the Company's operations or the Company's cash flows or liquidity as defined by GAAP.

         As of December 31, 1994, the Company adopted NAREIT's new definition of funds from operations, which definition does not provide for adding back depreciation on non-property related personal property or the amortization of deferred financing costs to net income.





ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share data and rental rates per unit)

     The following discussion is based primarily on the consolidated financial statements of AMLI Residential Properties Trust (the "Company") as of December 31, 1996 and 1995 and for the year ended December 31, 1996 and 1995. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

     On January 30, 1996, the Company issued 1,200,000 convertible preferred shares for $20 per share, or $24,000, directly to four institutional investors and Amli Realty Co. ("ARC") in a registered offering. During the fourth quarter, the Company completed a public offering (the "Second Offering") of 2,976,900 common shares. The net proceeds of the issuance of the preferred shares and the public offering were used to reduce the Company's debt and fund development costs. As of December 31, 1996, the Company owned an 84% general partnership interest in the Operating Partnership, which holds the assets of the Company. The limited partners hold Operating Partnership units ("OP Units") that are convertible into shares of the Company on a one-for-one basis, subject to certain limitations. At December 31, 1996, the Company owned 15,912,035 OP Units and the limited partners owned 2,950,097 OP Units.

RESULTS OF OPERATIONS

     During 1996, growth in property revenues and property operating expenses resulted both from increases at communities owned as of January 1, 1995 and from the newly constructed additional phases to existing communities.

     During the same period, the Company has invested in five co-investment partnerships, which own the 236-unit AMLI at Windbrooke in Buffalo Grove, Illinois, the 242-unit AMLI at Willeo Creek in Roswell, Georgia, the 316-unit AMLI at Greenwood Forest in Houston, Texas, the 592-unit AMLI at Chevy Chase in Buffalo Grove, Illinois, and the 488-unit AMLI at Willowbrook in Willowbrook, Illinois.

     For the year ended December 31, 1996, net income attributable to common shares was $13,504 or $1.11 per share, on total revenues of $78,271.

For the year ended December 31, 1995, net income was $13,719, or $1.18 per share, on total revenues of $73,877. In 1996, net income includes an extraordinary loss of $1,118 on early extinguishment of debt and a nonrecurring gain resulting from interest rate cap contracts of $584.

     On a "same community" basis, weighted average occupancy of the apartment homes decreased slightly to 94.1% for the year ended December 31, 1996 from 96% in the prior year. Weighted average collected rental rates increased by 4.5% to $650 from $623 per unit per month for the years ended December 31, 1996 and 1995, respectively. Including Co-Investment Communities, weighted average occupancy of the apartment homes decreased to 94.2% for the year ended December 31, 1996 from 95.6% in the prior year, and weighted average collected rental rates increased by 4.2% to $653 from $627 per unit per month for the years ended December 31, 1996 and 1995, respectively.

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

     Income before nonrecurring items, minority interest, and extraordinary items increased to $19,365 for the year ended December 31, 1996 from $15,508 for the year ended December 31, 1995. The increase was primarily attributable to a $1,010 decrease in interest expense and a $4,394 increase in total revenues, reduced by a $1,302 increase in property operating expenses. For the year ended December 31, 1996 and 1995, net income was $15,250 and $13,719, respectively.

     Total property revenues increased by $2,994, or 4.2%. On a same community basis, total property revenues increased by $2,477, or 3.6%.





     The $1,409 increase in other revenue includes a $535 increase in share of income from co-investment ventures, a $612 increase in development fees and a $284 increase in asset management fees.

     Property operating expenses increased by $1,302, or 3.1%. On a same community basis, property operating expenses increased by $1,088, or 3.7%.

     Interest expense, net of the amounts capitalized, decreased to $11,916 from $12,926, or 7.8%.

     General and administrative expenses increased to $2,353 for the year ended December 31, 1996 from $1,932 for the year ended December 31, 1995. The increase is primarily attributable to increased compensation and compensation-related costs.

COMPARISON OF YEAR ENDED DECEMBER 31, 1995 TO YEAR ENDED DECEMBER 31, 1994

     Income before income taxes, nonrecurring gains, minority interest and extraordinary item increased to $15,508 for the year ended December 31, 1995 from $12,500 for the year ended December 31, 1994. For the year ended December 31, 1995 net income increased to $13,719 from $8,710 for the year ended December 31, 1994. This increase in net income was primarily attributable to a $8,662 increase in total revenues, a $1,498 gain on the sale of a residential property recognized in 1995 and a $2,007 loss on early extinguishment of debt recognized in 1994, reduced by a $3,998 increase in property operating expenses, a $680 expense relating to the AMLI <registered trademark> brand name in 1995 and a $960 gain resulting from interest rate cap contracts recognized in 1994.

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


LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company had $10,291 in cash and cash equivalents and $82,000 in availability under its two primary bank lines of credit, the Wachovia Line, a $60,000 line of credit, and the First Chicago Line, a $29,500 line of credit which the company anticipates will increase by $11,747 to $41,247 during the first quarter of 1997.





     At December 31, 1996, the Company had outstanding borrowings of $7,500 on the Wachovia Line which is secured by mortgages on two wholly-owned communities in Georgia. The rate on the total amount outstanding has been fixed at 6.32% until February 15, 1997. The remaining credit availability of $52,500 is anticipated to be used to fund future working capital needs and acquisition and development activities.

     At December 31, 1996, the entire First Chicago Line of $29,500 and the expected increased availability of $11,747 is anticipated to be used to fund the construction of AMLI at AutumnChase III, acquisition and other development activities and future working capital needs.

     On April 29, 1996, the Company closed on a $43,907 ten-year, 7.79% loan provided by FNMA. This loan is secured by mortgages on two properties in Dallas, Texas. The loan proceeds, net of a .75% financing fee and original issue discount of $673, were used to retire the Company's then existing balance on its line of credit with Lehman Brothers Holdings, Inc. ("Lehman") and to reduce the balance on the First Chicago Line.

     On June 11, 1996, the Company closed with CIGNA on two seven-year loans aggregating $42,000 with an average interest rate of 7.31% per annum.

Concurrently, the Company repaid the then existing balance on the Company's $54,835 whole loan with Lehman, which beginning in August 1997 would have carried interest at a fixed rate of 8.35%. As a result of the refinancings completed by the Company in April and June as described above, the Company improved its balance sheet, financing structure and capability as follows:

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

 .    the Company wrote off expenses previously deferred in conjunction with the repaid loans, thereby decreasing its deferred expenses and amortization, particularly for the period through August 1, 1997;

 .    the Company increased the number of unencumbered wholly-owned communities from one to five;

 .    the Company incurred net extraordinary or otherwise nonrecurring charges of $781, which is primarily attributable to the non-cash write-off of deferred expenses relating to the Lehman loans.

     At December 31, 1996, the Company had a $19,975 outstanding balance on its $20,100 loan provided by Teachers Insurance and Annuity Association. This loan is secured by AMLI at Regents Center in Overland Park, Kansas. The remaining commitment of $6,300 was funded in November 1996 when the construction of the additional 124-unit Phase III was completed.

     Net cash flows provided by operating activities for the year ended December 31, 1996 increased to $31,934 from $28,334 for the year ended December 31, 1995. The increase is primarily due to an increase in property net operating income and a decrease in interest expense offset by an increase in escrow deposits resulting from the 1996 financings.

     Cash flows used in investing activities for the year ended December 31, 1996 increased to $66,864 from $2,551. The increase consisted primarily of expenditures for the acquisition of land parcels and development costs, contributions to co-investment partnerships and working capital advances to the Service Companies, and 1995 being net of cash proceeds from the sale of a residential property in California.





     Net cash flows provided by financing activities for the year ended December 31, 1996 were $42,942. Net cash used in financing activities for the year ended December 31, 1995 were $26,964. In 1996, cash flows reflected the $23,918 proceeds from issuance of preferred shares and the $61,169 proceeds from the Second Offering, reduced by net repayments of loans.

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

     Funds from operations for the year ended December 31, 1996 and 1995 are summarized as follows:

                                         1996         1995
                                       --------     --------

        Net income before minority
          interest and
          extraordinary item            $19,949       17,006
        Depreciation                     11,321       10,785
        Other, net                          739 (1)     (387)(2)
                                        -------       ------

            Funds from operations       $32,009       27,404
                                        =======       ======
            Weighted average
              shares and units           15,938       14,427
                                        =======       ======

    (1) Includes share of co-investment partnerships' depreciation and gain from sale of interest rate caps.

    (2) Includes share of co-investment partnerships' depreciation and gain on sale of residential property net of nonrecurring expenses associated with the AMLI <registered trademark> brand name.


     The Company expects to pay quarterly dividends from cash available for distribution. Until distributed, funds available for distribution will be invested in short-term investment grade securities or used to temporarily reduce outstanding balances on the Company's revolving lines of credit.

     The Company expects to meet its short-term liquidity requirements by using its working capital and any portion of net cash flow from operations not distributed currently. The Company is of the opinion that its future net cash flows will be adequate to meet operating requirements in both the short and the long term and provide for payment of dividends by the Company in accordance with REIT requirements. In order to qualify as a REIT, the Company is required to distribute dividends to its shareholders equal to 95% of its REIT taxable income. The Company's REIT taxable income for the year 1996 is $9,224 which would require the Company to distribute approximately $8,763. For the year ended December 31, 1996, the Company has distributed $26,638, or $1.72 per share to its shareholders, of which approximately 33% represents a return of capital.





     The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, repayment of loans for construction, development, and acquisition activities through the issuance of long-term secured and unsecured debt and additional equity securities of the Company (or OP Units). On July 20, 1995, the Company's shelf registration became effective. The registration covers up to an aggregate of $200,000 of preferred shares, common shares and security warrants which the Company may issue from time to time. During 1996, the Company issued preferred shares, common shares and OP Units that total approximately $91,617, leaving a balance of $108,383 that the Company may issue in the future.

     On January 30, 1996, the Company issued 1,200,000 Series A cumulative convertible preferred shares of beneficial interest for $20 per share, or $24,000, directly to four institutional investors and ARC in a registered offering, without the use of a placement agent or underwriter. The proceeds of the offering, less $82 of transaction costs, were used to reduce the Company's debt, fund development costs and for working capital requirements. ARC elected to convert its 100,000 preferred shares to 100,000 common shares on February 29, 1996.

COMPANY INDEBTEDNESS

     The Company's debt as of December 31, 1996, substantially all of which is secured by first mortgages on 19 of the wholly-owned communities, is summarized as follows:

                            SUMMARY DEBT TABLE
                            ------------------

Type of                Weighted Average          Outstanding     Percent
Indebtedness             Interest Rate             Balance      of Total
------------           ----------------          -----------    --------

Fixed Rate
Mortgages                    7.8%                   $153,013        76%

Tax-Exempt
Bonds (1)           Tax-Exempt Rate + 1.23%           40,750         20%

Lines of               LIBOR + 1.35% to
Credit (2)               LIBOR + 1.65%                 7,500          4%

Other                       Various                      750         --
                                                    --------        ----
     Total                                          $202,013        100%
                                                    ========        ====
--------------------

(1) The tax-exempt bonds bear interest at a variable tax-exempt rate; however, $31,250 of the total $40,750 has an interest rate cap contract in place against increases in a tax-exempt index rate ("TENR") above 3% through February 15, 1997. The TENR for the week beginning February 19, 1997 was 3.35% making the Company's effective rate 4.58%. The bonds mature on October 1, 2024 and the related credit enhancement expires in 1999.

(2)  Amounts borrowed under lines of credit are due in 1998.






DEVELOPMENT ACTIVITIES

     AMLI at Gleneagles II, a 264 apartment home development located in Dallas, Texas is substantially complete and currently in lease-up. The approximate development costs of this community (including land cost) are $13,500. The Company has also commenced development activities on additional sites in Atlanta, Chicago, Dallas, Topeka and Overland Park, Kansas. Furthermore, the Company has started planning and pre-development activities on four additional sites in Atlanta, Austin, Chicago and Dallas.

The costs of these development activities are expected to be funded from existing credit availability and/or in partnership with institutional investors.

     In February 1996, the Company acquired two land parcels in Atlanta, Georgia and Aurora, Illinois for a total price of $11,023. The Atlanta parcel was acquired for cash and a note that was paid off in May 1996. The consideration for the Aurora land parcel was satisfied in part by the issuance of 26,182 OP Units, with the remaining purchase price paid in cash. A 272 apartment home community is under development on the Aurora site in a co-investment partnership with an institutional investor. The Company has begun development of a 400 apartment home community on the Atlanta site and expects to commence development of a second 400 apartment home community in one or more additional phases on adjacent land either for its own account or in partnership with an institutional investor.

     At December 31, 1996, the construction of AMLI at Pleasant Hill, a 502-unit apartment home community developed through a co-investment partnership, was complete. Total development costs of approximately $26,600 were funded first from the venturers' capital contributions and thereafter are being funded from the $15,500 fixed rate construction and permanent loan provided by the co-venturer.

     During the fourth quarter of 1996, AMLI at Barrett Lakes, a 446-unit apartment community in Atlanta, Georgia, being developed through a co-investment partnership, began rental operations. Of the total estimated development costs of $27,800, the co-venturer has provided $16,680 of construction and permanent financing for this development, and the remaining costs are being funded from the Company's and the co-investor's equity contributions.

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

     On February 27, 1996, the Company committed to make a $12,955 construction loan to a third party to fund the development of a 156 apartment home community in Overland Park, Kansas. This community was approximately 66% complete at December 31, 1996 and is anticipated to be completed in May 1997. The construction and development of this community is accounted for as an acquisition, development and construction loan.

     At September 30, 1996, the Company entered into a joint venture with a large public pension fund and formed Acquiport/Aurora Crossing, L.P. Concurrent with the formation of the partnership, AMLI contributed the 18 acre Aurora land parcel and all the improvements in place for a 272 apartment home development. The total development cost of approximately $24,500 will be funded by equity contributions of which $7,400 was funded on September 30, 1996. The Company owns a 25% general partnership interest in this joint venture and received $5,545 as reimbursement of costs incurred by the Company prior to contributing the land to the joint venture.





     On September 30, 1996, the Company, as general partner, and for a 25% partnership interest, entered into a co-investment partnership with a large public pension plan and formed Acquiport/Fossil Creek, L.P. Upon formation of the Partnership, the Company contributed its 19 acre land parcel in Forth Worth, Texas. The development of a 384 apartment home community on this site is currently in progress. The total development costs of approximately $23,700 will be funded from capital contributions from the partners. At September 30, 1996, total costs incurred of $2,670 were funded. The Company received $1,998 as reimbursement of costs incurred by the Company prior to contributing the land to the partnership.

     On October 9, 1996, the Company acquired 28.6 acres of land located in Aurora, Illinois. The $5,014 purchase price of this parcel was paid partially in cash ($3,429 of which has been paid by the Company and $485 of which is payable when construction is completed) and through the issuance of 53,140 OP Units. The Company intends to develop a 464 apartment home community on this site in partnership with an institutional investor.
Total development costs are projected to be approximately $45,000 and construction is contemplated to commence in the Spring of 1997.

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

     During 1996 and 1995, a total of $4,933 and $4,554 was spent on building repairs and maintenance (including contract services), respectively, and $1,736 and $1,811 was spent on landscaping and grounds maintenance, respectively, as follows:

                                                 1996           1995
                                                ------         ------
   BUILDING REPAIRS AND MAINTENANCE
       Painting (exterior and interior)         $1,246          1,033
       Carpet and Vinyl                            390            571
       Carpentry                                   152            208
       Heating and air conditioning                187            192
       Plumbing                                    195            176
       Appliances                                  159            160
       Electrical systems                          110            108
       Parking lots/resurfacing                    117            103
       Other repairs and maintenance               725            393

   CONTRACT SERVICES
       Security services                           654            626
       Rubbish collection services                 463            476
       Cleaning services                           262            263
       Pest control services                       171            183
       Other services                              102             62
                                                ------          -----
                                                $4,933          4,554
                                                ======          =====
   LANDSCAPING AND GROUNDS MAINTENANCE
       Lawn maintenance                         $1,522          1,559
       Seasonal color                              107            190
       All other                                   107             62
                                                ------          -----
                                                $1,736          1,811
                                                ======          =====





     During 1996 and 1995, a total of $1,936 and $1,714, respectively, in expenditures were capitalized in accordance with the Company's policy, as follows:

       Carpet replacements                      $1,191          1,263
       Carports and security entry gates           310            --
       Energy saving lighting fixtures              86            --
       Water saving devices                         84            --
       Washers and dryers                           67            --
       Landscaping improvements                     24            273
       All other                                   174            178
                                                ------          -----
                                                $1,936          1,714
                                                ======          =====

     The Company's accounting treatment of various capital and maintenance costs is detailed in the following table.

                                               CAPITALIZE/     DEPRECIABLE
          EXPENDITURES                           EXPENSE      LIFE IN YEARS
          ------------                         -----------    -------------
Improvements, upgrades, additions
  (not replacements - includes additional
  garages, additional amenities, etc.) *       capitalize       15 or 40

Costs budgeted as a part of an
  "Approved Acquisition Budget"
  (must be spent within one year
  of acquisition) *                            capitalize      5, 15 or 40

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

Parking lot repairs/resurfacing                  expense           n/a

Repairs to amenity areas,
 including swimming pools                        expense           n/a

Vinyl                                            expense           n/a

All expenditures for acquiring
  or replacing ceiling fans,
  mini-blinds, air conditioning
  compressors, garbage disposals, etc.           expense           n/a

Landscaping replacements                         expense           n/a




                                               CAPITALIZE/     DEPRECIABLE
          EXPENDITURES                           EXPENSE      LIFE IN YEARS
          ------------                         -----------    -------------

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

In general, the Company expenses any
  disbursement totalling less than               $2,500

   * The current policy provides that most capitalizable additions will have a life of 15 years, except for the items of personal property which have estimated lives of 5 years. Included in an acquisition budget may be some costs which would otherwise be expensed, such as exterior painting; such items are being depreciated over 15 years.

INFLATION

     Virtually all apartment leases at the Communities and Co-Investment Communities are for six or twelve months' duration. This enables the Company to pass along inflationary increases in its operating expenses on a timely basis. Because the Company's property operating expenses (exclusive of depreciation and amortization) are approximately 42.5% of rental and other revenue, increased inflation typically results in comparable increases in income before interest and general and administrative expenses, so long as rental market conditions allow increases in rental rates while maintaining stable occupancy.

     An increase in general price levels may immediately precede, or accompany, an increase in interest rates. The Company's exposure to rising interest rates is mitigated by the existing debt level of approximately 31% of the Company's current market capitalization (35% including the Company's share of co-investment partnerships' debt) and by utilizing intermediate term fixed rate debt (76% of total debt). As a result, for the foreseeable future, increases in interest expense resulting from increasing inflation are anticipated to be less than future increases in income before interest and general and administrative expenses.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

     Certain statements set forth herein or incorporated by reference herein from the Company's filings under the Securities Exchange Act of 1934, as amended, contain forward-looking statements, including, without limitation, statements relating to the timing and anticipated capital expenditures of the Company's development programs. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results may differ materially from that set forth in the forward-looking statements. Certain factors that might cause such differences include general economic conditions, local real estate conditions, construction delays due to the unavailability of construction materials, weather conditions or other delays beyond the control of the Company. Consequently, such forward-looking statements should be regarded solely as reflections of the Company's current operating and development plans and estimates. These plans and estimates are subject to revision from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statements.





ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                     AMLI RESIDENTIAL PROPERTIES TRUST

                                   INDEX


                                                                  PAGE
                                                                  ----

Independent Auditors' Report . . . . . . . . . . . . . . . .        40

Consolidated Balance Sheets, December 31, 1996 and 1995. . .        41

Consolidated Statements of Operations, years ended
  December 31, 1996, 1995 and 1994 . . . . . . . . . . . . .        43

Consolidated Statements of Shareholders' Equity,
  years ended December 31, 1996, 1995 and 1994 . . . . . . .        45

Consolidated Statements of Cash Flows, years ended
  December 31, 1996, 1995 and 1994 . . . . . . . . . . . . .        47

Notes to Consolidated Financial Statements . . . . . . . . .        49


                                                               SCHEDULE
                                                               --------

Consolidated Real Estate and Accumulated Depreciation. . . .       III


SCHEDULES NOT FILED:

All schedules other than those indicated in the above index have been omitted as the required information is inapplicable.













                       INDEPENDENT AUDITORS' REPORT


The Board of Trustees and Shareholders
AMLI Residential Properties Trust:


We have audited the accompanying consolidated balance sheets of AMLI Residential Properties Trust (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the management of the Company. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






                                            KPMG PEAT MARWICK LLP


Chicago, Illinois
February 28, 1997






                                         AMLI RESIDENTIAL PROPERTIES TRUST

                                            CONSOLIDATED BALANCE SHEETS

                                            DECEMBER 31, 1996 AND 1995
                                     (Dollars in thousands, except share data)
                                                                                  1996               1995
                                                                               ----------         ---------
ASSETS:

Rental apartments:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 59,854            58,643
  Depreciable property . . . . . . . . . . . . . . . . . . . . . . . . .          373,140           361,011
                                                                                 --------         ---------
                                                                                  432,994           419,654
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . .          (50,478)          (39,157)
                                                                                 --------         ---------
                                                                                  382,516           380,497

Property under development . . . . . . . . . . . . . . . . . . . . . . .           62,525            23,211

Investment in partnerships . . . . . . . . . . . . . . . . . . . . . . .           30,669            12,255

Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .           10,291             2,279
Deferred expenses, net . . . . . . . . . . . . . . . . . . . . . . . . .            2,139             5,415
Security deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,737             1,880
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           14,480             7,690
                                                                                 --------         ---------

          Total Assets . . . . . . . . . . . . . . . . . . . . . . . . .         $504,357           433,227
                                                                                 ========         =========





                                         AMLI RESIDENTIAL PROPERTIES TRUST

                                      CONSOLIDATED BALANCE SHEETS - CONTINUED



                                                                                  1996               1995
                                                                               ----------         ---------

LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:

Debt (note 5). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 202,013           215,255
Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . .            1,161             1,230
Accrued real estate taxes payable. . . . . . . . . . . . . . . . . . . .            6,978             6,471
Construction costs payable . . . . . . . . . . . . . . . . . . . . . . .            2,263             1,369
Security deposits and prepaid rents. . . . . . . . . . . . . . . . . . .            2,757             2,439
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,292             1,223
                                                                                ---------         ---------
     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . .          217,464           227,987
                                                                                ---------         ---------

Commitments and contingencies (note 8)

Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .           44,871            39,077
                                                                                ---------         ---------

SHAREHOLDERS' EQUITY:

Preferred shares of beneficial interest, $.01 par value
  1,500,000 authorized, 1,200,000 issued and
  1,100,000 outstanding at December 31, 1996 . . . . . . . . . . . . . .               11             --

Shares of beneficial interest, $.01 par value, 150,000,000
  authorized, 14,812,035 and 11,681,659 common shares
  issued and outstanding, respectively . . . . . . . . . . . . . . . . .              148               117
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . .          301,098           218,752
Retained earnings (deficit). . . . . . . . . . . . . . . . . . . . . . .           (5,455)          (20,705)
Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (53,780)          (32,001)
                                                                                ---------         ---------
    Total shareholders' equity . . . . . . . . . . . . . . . . . . . . .          242,022           166,163
                                                                                ---------         ---------

    Total Liabilities and shareholders' equity . . . . . . . . . . . . .        $ 504,357           433,227
                                                                                =========         =========



                           See accompanying notes to consolidated financial statements.




                                         AMLI RESIDENTIAL PROPERTIES TRUST

                             CONSOLIDATED STATEMENTS OF OPERATIONS OF THE COMPANY AND
                                     COMBINED STATEMENT OF OPERATIONS OF ARPG

                                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                     (Dollars in thousands, except share data)

                                                                1996              1995              1994
                                                             ----------        ---------         ---------
Revenues:
  Property:
    Rental . . . . . . . . . . . . . . . . . . . . . .       $   71,863           69,341            61,123
    Other. . . . . . . . . . . . . . . . . . . . . . .            3,269            2,797             2,338
Interest and share of income (loss)
  from Service Companies . . . . . . . . . . . . . . .              217              458               498
Other interest . . . . . . . . . . . . . . . . . . . .              639              407               491
Income from partnerships . . . . . . . . . . . . . . .              569               34                77
Other. . . . . . . . . . . . . . . . . . . . . . . . .            1,714              840               688
                                                             ----------         --------          --------
          Total revenues . . . . . . . . . . . . . . .           78,271           73,877            65,215
                                                             ----------         --------          --------

Expenses:
  Personnel. . . . . . . . . . . . . . . . . . . . . .            6,714            6,287             5,290
  Advertising and promotion. . . . . . . . . . . . . .            1,917            1,702             1,465
  Utilities. . . . . . . . . . . . . . . . . . . . . .            4,161            4,125             3,782
  Building repairs and maintenance and services. . . .            4,933            4,554             3,999
  Landscaping and grounds maintenance. . . . . . . . .            1,736            1,811             1,405
  Real estate taxes. . . . . . . . . . . . . . . . . .            8,465            7,947             7,169
  Insurance. . . . . . . . . . . . . . . . . . . . . .              977              914               843
  Property management fees . . . . . . . . . . . . . .            1,878            1,803             1,422
  Other operating expenses . . . . . . . . . . . . . .            1,165            1,111               881
  Interest . . . . . . . . . . . . . . . . . . . . . .           11,916           12,926            11,557
  Amortization of deferred costs . . . . . . . . . . .            1,370            1,792             2,659
  Depreciation . . . . . . . . . . . . . . . . . . . .           11,321           10,785            10,627
  General and administrative . . . . . . . . . . . . .            2,353            1,932             1,616
  Expenses associated with the AMLI <registered
    trademark> brand name. . . . . . . . . . . . . . .            --                 680             --
                                                             ----------         --------          --------
          Total expenses . . . . . . . . . . . . . . .           58,906           58,369            52,715
                                                             ----------         --------          --------
Income before income taxes, nonrecurring gains,
  minority interest and extraordinary item . . . . . .           19,365           15,508            12,500
Gain on sale of residential property . . . . . . . . .            --               1,498             --
Gain resulting from interest rate cap contracts. . . .              584            --                  960
Income taxes . . . . . . . . . . . . . . . . . . . . .            --               --                  (62)
                                                             ----------         --------          --------




                                         AMLI RESIDENTIAL PROPERTIES TRUST

                             CONSOLIDATED STATEMENTS OF OPERATIONS OF THE COMPANY AND
                               COMBINED STATEMENT OF OPERATIONS OF ARPG - CONTINUED


                                                                1996              1995              1994
                                                             ----------        ---------         ---------
Income before minority interest and
  extraordinary item . . . . . . . . . . . . . . . . .           19,949           17,006            13,398
Minority interest. . . . . . . . . . . . . . . . . . .            3,581            3,287             2,681
                                                             ----------         --------          --------
Income before extraordinary item . . . . . . . . . . .           16,368           13,719            10,717
Extraordinary item -
  loss on early extinguishment of debt
  (net of minority interest) . . . . . . . . . . . . .           (1,118)           --               (2,007)
                                                             ----------         --------          --------
          Net income . . . . . . . . . . . . . . . . .           15,250           13,719             8,710

Less income attributable to Series A
  preferred shares . . . . . . . . . . . . . . . . . .            1,746            --                --
                                                             ----------         --------          --------
          Net income attributable to
            common shares. . . . . . . . . . . . . . .       $   13,504           13,719             8,710
                                                             ==========         ========          ========

Income per common share:
  Before extraordinary item. . . . . . . . . . . . . .       $     1.20             1.18              .92 *
  Extraordinary item . . . . . . . . . . . . . . . . .             (.09)           --                (.17)*
  Net income per common share. . . . . . . . . . . . .             1.11             1.18              .75 *
Dividends declared and paid per common share . . . . .             1.72             1.71             1.05 *

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




                                            AMLI RESIDENTIAL PROPERTIES TRUST

                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY OF THE COMPANY
                                   AND COMBINED STATEMENT OF PARTNERS' CAPITAL OF ARPG

                                      YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                                 (Dollars in thousands)

                                              SHARES OF
                                          BENEFICIAL INTEREST    ADDITIONAL    RETAINED
                                         --------------------     PAID-IN      EARNINGS   DIVIDENDS
                                           SHARES      AMOUNT     CAPITAL      (DEFICIT)     PAID        TOTAL
                                          -------      ------   ----------     --------  ----------   ----------
Balance at December 31, 1993 . . . .                                           $ 39,157                   39,157
  Distributions, net . . . . . . . .                                             (1,457)                  (1,457)
  Net income (through February
    14, 1994). . . . . . . . . . . .                                                 44                       44
                                                                               --------                  -------
                                                                                 37,744                   37,744
  Effect of the reorganization . . .    1,172,870        $ 12       21,474      (37,227)                 (15,741)
  Net proceeds from the Offering . .   10,357,500         103      195,103        --          --         195,206
  Minority interest. . . . . . . . .        --            --         --         (43,607)      --         (43,607)
                                       ----------        ----     --------     --------    --------      -------
Balance after the reorganization
  and offering . . . . . . . . . . .   11,530,370         115      216,577      (43,090)      --         173,602
  Net income . . . . . . . . . . . .        --            --         --           8,666       --           8,666
  Dividends paid . . . . . . . . . .        --            --         --           --        (12,107)     (12,107)
                                       ----------        ----     --------     --------    --------      -------
Balance at December 31, 1994 . . . .   11,530,370         115      216,577      (34,424)    (12,107)     170,161

  Units converted to shares. . . . .      151,289           2        2,150        --          --           2,152
  Reallocation of minority
   interest. . . . . . . . . . . . .        --             --           25        --          --              25
  Net income . . . . . . . . . . . .        --            --         --          13,719       --          13,719
  Dividends paid . . . . . . . . . .        --            --         --           --        (19,894)     (19,894)
                                       ----------        ----     --------     --------    --------      -------
Balance at December 31, 1995 . . . .   11,681,659         117      218,752      (20,705)    (32,001)     166,163

  Shares issued in connection with:
    Preferred shares . . . . . . . .    1,200,000          12       23,906                                23,918
    Second offering. . . . . . . . .    2,976,900          30       60,957                                60,987
    Executive Share Purchase Plan. .       35,700          --          292                                   292





                                            AMLI RESIDENTIAL PROPERTIES TRUST

                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY OF THE COMPANY
                             AND COMBINED STATEMENT OF PARTNERS' CAPITAL OF ARPG - CONTINUED



                                              SHARES OF
                                          BENEFICIAL INTEREST    ADDITIONAL    RETAINED
                                         --------------------     PAID-IN      EARNINGS   DIVIDENDS
                                           SHARES      AMOUNT     CAPITAL      (DEFICIT)     PAID        TOTAL
                                          -------      ------   ----------     --------  ----------   ----------

  Units converted to shares. . . . .       17,776          --          270        --          --             270
  Reallocation of minority
    interest . . . . . . . . . . . .        --             --       (3,079)       --          --          (3,079)
  Net income . . . . . . . . . . . .        --             --        --          15,250       --          15,250
  Dividends paid . . . . . . . . . .        --             --        --           --        (21,779)     (21,779)
                                       ----------        ----     --------     --------    --------      -------
Balance at December 31, 1996 . . . .   15,912,035        $159      301,098       (5,455)    (53,780)     242,022
                                       ==========        ====     ========     ========    ========      =======



























                              See accompanying notes to consolidated financial statements.




                                         AMLI RESIDENTIAL PROPERTIES TRUST

                             CONSOLIDATED STATEMENTS OF CASH FLOWS OF THE COMPANY AND
                                     COMBINED STATEMENT OF CASH FLOWS OF ARPG
                                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                              (Dollars in thousands)
                                                                 1996            1995               1994
                                                              ---------        ---------         ---------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . .        $  15,250           13,719             8,710
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation . . . . . . . . . . . . . . . . . . .           11,321           10,785            10,627
    Amortization of deferred costs . . . . . . . . . .            1,370            1,792             2,659
    Income from partnerships . . . . . . . . . . . . .             (569)             (34)              (77)
    Loss (income) from service companies . . . . . . .              238              (40)             (100)
    Gain resulting from interest rate cap contracts. .             (584)           --                 (960)
    Loss on early extinguishment of debt . . . . . . .            1,365            --                2,511
    Gain on sale of residential property . . . . . . .            --              (1,498)            --
    Minority interest. . . . . . . . . . . . . . . . .            3,334            3,287             2,177
  Changes in assets and liabilities:
    Decrease (increase) in deferred expenses . . . . .               35             (245)             (173)
    Decrease (increase) in security deposits . . . . .              143              168              (505)
    (Increase) decrease in other assets. . . . . . . .           (1,568)             474            (1,216)
    (Decrease) increase in accrued interest payable. .              (69)              93              (215)
    Increase in accrued real estate taxes. . . . . . .              508              259             1,339
    Increase (decrease) in tenant security deposits
      and prepaid rents. . . . . . . . . . . . . . . .              318             (260)              817
    Increase (decrease) in other liabilities . . . . .              842             (166)              675
                                                              ---------        ---------         ---------
          Net cash provided by operating activities. .           31,934           28,334            26,269
                                                              ---------        ---------         ---------
Cash flows for investing activities:
  Purchase of partnership interests. . . . . . . . . .            --               --              (64,282)
  Net cash proceeds from sale of residential property.            --              29,583             --
  Investments in partnerships. . . . . . . . . . . . .          (17,935)          (5,960)           (3,016)
  Cash distributions from partnerships . . . . . . . .            1,618              370               145
  Dividends from service companies . . . . . . . . . .            --                  40               100
  Advances to affiliates . . . . . . . . . . . . . . .           (5,285)          (3,050)             (530)
  Earnest money deposits . . . . . . . . . . . . . . .             (175)            (350)             (150)
  Capital expenditures - existing properties . . . . .           (1,937)          (1,714)           (2,887)
  Acquisition properties . . . . . . . . . . . . . . .            --              (8,847)          (61,757)
  Properties under development, net of reimbursable
    co-investor's costs. . . . . . . . . . . . . . . .          (44,100)         (13,401)          (11,522)
  Increase in construction costs payable . . . . . . .              950              778               591
                                                              ---------        ---------         ---------
          Net cash used in investing activities. . . .          (66,864)          (2,551)         (143,308)
                                                              ---------        ---------         ---------




                                         AMLI RESIDENTIAL PROPERTIES TRUST

                             CONSOLIDATED STATEMENTS OF CASH FLOWS OF THE COMPANY AND
                               COMBINED STATEMENT OF CASH FLOWS OF ARPG - CONTINUED


                                                                 1996            1995               1994
                                                              ---------        ---------         ---------
Cash flows from financing activities:
  Debt proceeds, net of financing costs. . . . . . . .          165,589           71,800           273,979
  Debt repayments, including prepayment
    penalties in 1996 and 1994 . . . . . . . . . . . .         (184,122)         (74,094)         (344,664)
  Net proceeds from the sale of interest
    rate cap contracts . . . . . . . . . . . . . . . .            1,310            --                2,410
  Net proceeds from treasury lock contracts. . . . . .            1,424            --                --
  Proceeds from preferred shares offering,
    net of issuance costs. . . . . . . . . . . . . . .           23,918            --                --
  Proceeds from the second offering, net of
    issuance costs . . . . . . . . . . . . . . . . . .           61,169            --              195,206
  Proceeds from issuance of Executive Share
    Purchase Plan shares . . . . . . . . . . . . . . .              292            --                --
  Contributions. . . . . . . . . . . . . . . . . . . .            --               --                  448
  Distributions. . . . . . . . . . . . . . . . . . . .           (4,859)          (4,776)           (4,946)
  Dividends paid . . . . . . . . . . . . . . . . . . .          (21,779)         (19,894)          (12,107)
                                                              ---------        ---------         ---------
          Net cash provided by (used in)
            financing activities . . . . . . . . . . .           42,942          (26,964)          110,326
                                                              ---------        ---------         ---------
Net increase (decrease) in
  cash and cash equivalents. . . . . . . . . . . . . .            8,012           (1,181)           (6,713)
Cash and cash equivalents
  at beginning of year . . . . . . . . . . . . . . . .            2,279            3,460            10,173
                                                              ---------        ---------         ---------
Cash and cash equivalents
  at end of year . . . . . . . . . . . . . . . . . . .        $  10,291            2,279             3,460
                                                              =========        =========         =========
Supplemental disclosure of noncash
 investing and financing activities:
  Residential real estate acquired
    pursuant to existing debt. . . . . . . . . . . . .        $   --               --               12,192

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest,
    net of amount capitalized. . . . . . . . . . . . .        $  11,985           12,833            11,772
                                                              =========        =========         =========



                           See accompanying notes to consolidated financial statements.




                     AMLI RESIDENTIAL PROPERTIES TRUST

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               Years ended December 31, 1996, 1995 and 1994
                 (Dollars in thousands, except share data)


1.  ORGANIZATION AND BASIS OF PRESENTATION

     ORGANIZATION

     AMLI Residential Properties Trust (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), was formed on February 15, 1994 to continue and expand the multifamily property business previously conducted by Amli Realty Co. ("ARC") and its affiliates. The Company is the successor to the operations of Amli Residential Properties Group ("ARPG" or the "Predecessor"). The Company is the sole general partner of AMLI Residential Properties, L.P. (the "Operating Partnership") in which it holds an 84% interest. All the properties (the "Properties") and property interests are owned and operated through the Operating Partnership. The Company and its affiliates develop, acquire, lease, manage and hold for investment upscale residential apartment communities.

     The Company commenced operations effective with the completion of its initial public offering ("Initial Offering") on February 15, 1994. The Company qualifies as a real estate investment trust for Federal income tax purposes.

     During 1995, the Company created a brand name utilizing the AMLI
<registered trademark> name.  The process required changing property signage (which includes the AMLI <registered trademark> name), stationery and marketing materials to include products that will identify the Company's residential communities. The Company completed the implementation of this brand name strategy in the fall of 1995, and incurred a total cost of $680.

     BASIS OF PRESENTATION

     For the periods after the Initial Offering, the accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership. For the periods before the Initial Offering, the accompanying combined financial statements reflect the combined accounts of ARPG.

     ARPG consisted of various limited partnerships ("Original Investors") sponsored by ARC which previously owned 20 residential properties, general partner interests in three additional limited partnerships sponsored by ARC ("GP Properties"), and certain property management, landscaping, investment advisory and asset management subsidiaries and divisions of ARC which were contributed to the Company. The accounts are presented on a combined basis because of the common ownership interest and management. The Company raised capital through the Initial Offering and structured the business combination so that the partners and owners of each of the Original Investors in ARPG received cash, limited partnership interests ("OP Units") in the Operating Partnership, common shares of the Company, or a combination thereof. The OP Units are convertible into shares of the Company on a one-for-one basis, subject to certain limitations (see note
7).





                     AMLI RESIDENTIAL PROPERTIES TRUST

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

               Years ended December 31, 1996, 1995 and 1994
                 (Dollars in thousands, except share data)


     AMLI Management Company ("AMC"), AMLI Institutional Advisors, Inc. ("AIA"), AMLI Residential Construction, Inc. ("Amrescon") and AMLI Landscape Co., a division of Amrescon, (the "Service Companies") provide services to the Company's wholly-owned properties as well as to properties owned by or joint ventured with third parties. AMLI's investments in the Service Companies are accounted for using the equity method.

     The GP Properties (AMLI at Prairie Court in Oak Park, Illinois and AMLI at Towne Creek in Gainesville, Georgia) are accounted for using the equity method. These interests are not material to the accompanying consolidated financial statements.

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

     Losses in carrying values of investment assets are provided by management when the losses become apparent and the investment asset is considered impaired in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") . Management evaluates its investment properties at least quarterly to assess whether any impairment indications are present, comparing current net operating




                     AMLI RESIDENTIAL PROPERTIES TRUST

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

               Years ended December 31, 1996, 1995 and 1994
                 (Dollars in thousands, except share data)


income as a percentage of cost to income capitalization rates. If any investment asset is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value. No such losses have been required or provided in the accompanying financial statements.

     PROPERTIES UNDER DEVELOPMENT

     During 1996 the Company acquired six additional sites located in Fort Worth and Dallas, Texas, Atlanta, Georgia and Aurora, Illinois for a total cost of $22,330. Physical construction of new communities will commence or continue at these sites in 1997. During 1996, the Company contributed one land parcel each at cost to three co-investment partnerships, namely AMLI at River Exchange, L.P., Acquiport/Aurora Crossing, L.P. and Acquiport/Fossil Creek, L.P. (see note 3).

     During 1995 the Company acquired five land parcels located in Fort Worth, Texas, Atlanta, Georgia and Eastern Kansas for a total cost of $7,502. One of the land parcels in Atlanta, which was purchased for $1,965, was conveyed at cost to Barrett Lakes Limited Liability Company in November 1995.

     The table below shows all land parcels that are currently under development or will be under development in 1997.






                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                   Years ended December 31, 1996, 1995 and 1994
                                     (Dollars in thousands, except share data)
                                                                       NUMBER      NUMBER          TOTAL
                                                                        OF          OF            EXPENDED
COMMUNITY                           LOCATION                           ACRES       UNITS       THRU 12/31/96
---------                           --------                           ------      ------      -------------
Wholly-Owned:

Development Communities:
  AMLI at Gleneagles II             Dallas, TX                             12         264         $ 13,198
  AMLI at Regents Center III        Overland Park, KS                      16         124            7,253
  AMLI at Crown Colony II           Topeka, KS                              4          64            2,129
  AMLI at AutumnChase III           Carrollton, TX                         24         240            2,238
  AMLI at Peachtree City            Atlanta, GA                            26         312            5,805
  AMLI at Northwinds I (1)          Atlanta, GA                            40         400            6,203
                                                                          ---       -----         --------
    Total Development Communities                                         122       1,404           36,826
                                                                          ---       -----         --------
Land held for future development and Other:
  AMLI on the Parkway (1)           Dallas, TX                             10         240            1,440
  AMLI at Fossil Creek II           Ft. Worth, TX                          27         582            3,077
  AMLI at Wells Branch              Austin, TX                             29         576            3,858
  AMLI at Northwinds II (1)         Atlanta, GA                            40         400            3,774
  AMLI at Oakhurst (1)              Aurora, IL                             29         464            5,893
  AMLI at Vinings Square(2)         Overland Park, KS                      14         156            7,657
                                                                          ---       -----         --------
    Total land held for future development and Other                      149       2,418           25,699
                                                                          ---       -----         --------
    Total Wholly-Owned                                                    271       3,822           62,525
                                                                          ---       -----         --------

Co-Investments (Company Ownership Percentage):
  AMLI at Aurora Crossing (25%) (3) Aurora, IL                             18         272           14,930
  AMLI at Barrett Lakes (35%) (4)   Cobb County, GA                        54         446           15,331
  AMLI at Fossil Creek (25%) (3)    Ft. Worth, TX                          19         384            6,374
  AMLI at River Park (40%) (5)      Fulton County, GA                      23         222           10,786
                                                                          ---       -----         --------
    Total Co-Investments                                                  114       1,324           47,421
                                                                          ---       -----         --------
    Total                                                                 385       5,146         $109,946
                                                                          ===       =====         ========




                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



   (1)  It is the Company's intention to develop these land parcels in partnership with one or more institutional investors.

   (2)  The construction and development of this property is financed entirely by the Company.  The loan is accounted for as an acquisition, development and construction loan and all costs are included in the Company's financial statements.

   (3)  AMLI at Aurora Crossing and AMLI at Fossil Creek were contributed to 25% owned co-investment partnerships in September 1996.

   (4)  AMLI at Barrett Lakes was conveyed at cost to a 35%-owned co-investment venture in November 1995.

   (5)  AMLI at River Park was contributed at cost to a 40% owned co-investment limited liability company in June
1996.





                     AMLI RESIDENTIAL PROPERTIES TRUST

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

               Years ended December 31, 1996, 1995 and 1994
                 (Dollars in thousands, except share data)


     INTEREST AND REAL ESTATE TAX CAPITALIZATION

     Interest and real estate taxes incurred during the construction period are capitalized and depreciated over the lives of the constructed assets. During the years ended December 31, 1996, 1995 and 1994 total interest capitalized was $3,242, $1,638 and $498, respectively. Net of amounts capitalized, total interest incurred during the years ended December 31, 1996, 1995 and 1994 aggregated $11,916, $12,926 and $11,557, respectively.

     REVENUE RECOGNITION

     Rental revenues -- the Company leases its residential properties under operating leases with terms generally of six or twelve months. Rental income is recognized when earned; this method approximates recognition using the straight-line method over the related lease term. At December 31, 1996 apartment leases in effect provide for annual rentals aggregating approximately $75,132.

     Prior to the Initial Offering, certain fees for property management, landscape services and asset management were eliminated in the combination.

     FAIR VALUES

     The estimated fair values of the Company's financial instruments presented in these Notes to Consolidated Financial Statements have been determined by management based on pertinent information available as of December 31, 1996 and 1995, using appropriate methodologies. These estimates are not necessarily indicative of the amounts the Company could ultimately realize.

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

     DEFERRED EXPENSES

     Deferred costs consist primarily of financing costs which are amortized using the straight-line method over the terms of the related debt. During the construction period, amortization of deferred costs relating to properties under development are capitalized and depreciated over the lives of the constructed assets. During the years ended December 31, 1996, 1995 and 1994, capitalized amortization of deferred costs was $63, $214 and $10, respectively. Deferred expenses at December 31, 1996 and 1995 include $114 and $1,341, respectively, in unamortized cost of interest rate cap contracts which limit the Company's exposure to increasing rates through various dates in 1997 and 1998. Amounts paid for purchased interest rate cap agreements are amortized over the terms of the related cap contracts.





                     AMLI RESIDENTIAL PROPERTIES TRUST

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

               Years ended December 31, 1996, 1995 and 1994
                 (Dollars in thousands, except share data)


     In December 1995, the Company initiated a program of buying and rolling Treasury Locks as a means of limiting its exposure to rising interest rates in anticipation of funding a new $43,907 loan through FNMA. Through May 6, 1996 (the date on which the FNMA certificates were sold), the Company received net cash of $1,424 from the above described activities. These net proceeds are included as a reduction of deferred costs and are being amortized over the ten-year term of the FNMA loan. The FNMA certificates were sold at a discount of $673; this discount was netted against the liability and is being amortized over the ten-year loan term. At December 31, 1996, the unamortized balance of the net proceeds of these Treasury Lock activities is $1,339.

     On June 11, 1996, the Company replaced the Lehman Whole Loan with new fixed rate loans. Concurrently, the Company sold the $54,835 interest rate cap contract which pertained to the Lehman Whole Loan. The sale was completed on June 13, 1996 and the Company received net proceeds of $1,310.

The unamortized deferred costs related to the LIBOR cap were written off and a nonrecurring net gain of $584 was recognized.

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

     At December 31, 1996, the Company was a party to various interest rate cap agreements which entitle the Company to receive from counterparties on a monthly basis the amounts, if any, by which the Company's interest payments on certain floating rate debt exceed capped amounts.

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

     The following summarizes payments received pursuant to interest rate limitation and swap contracts and the estimated remaining value of such contracts at December 31, 1996.






                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                   Years ended December 31, 1996, 1995 and 1994
                                     (Dollars in thousands, except share data)


                                                                       Unamortized      Cumulative    Approximate
                             Type         Remaining                       Cost             Cash       Fair Value
Notional   Maximum            of          Contract       Original       December         Payments      December
Amount      Rate           Contract       Maturity         Cost           1996           Received       1996
--------   -------         --------       ---------      --------      -----------      ----------    -----------

$54,835    3.875% LIBOR        Cap            (1)          $2,949          --              4,216           --
 15,000    3.875% LIBOR        Cap            (2)             806          --              1,473           --
 15,000    7.5% LIBOR          Cap         04/01/97           160          --               --             --
  5,845    3.875% LIBOR        Cap         02/15/98           314            88              255           112
 31,250    3.0% Tax-Exempt     Cap         02/15/97           621            26              461            32
 12,400    6.47% (all-in)     Swap         02/15/97          --            --                203             7
 14,000    6.65% (all-in)     Swap         02/24/97          --            --                 31            10
                                                           ------         -----            -----          ----
                                                           $4,850           114            6,639           161
                                                           ======         =====            =====          ====



     (1)   Sold in June 1996 for net proceeds of $1,310.
     (2)   Sold in August 1994 for net proceeds of $1,450.





                     AMLI RESIDENTIAL PROPERTIES TRUST

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

               Years ended December 31, 1996, 1995 and 1994
                 (Dollars in thousands, except share data)


     OTHER ASSETS

     At December 31, 1996, other assets consist primarily of $3,500 in 13% interest-only notes receivable from the Service Companies due in 2004, $6,293 in other current receivables from the Service Companies and affiliates, $1,139 in development fees receivable, $1,137 in restricted cash, $1,033 in tax escrow deposits and $675 in earnest money deposits.
The Company believes that the carrying amounts of its notes receivable from the Service Companies reasonably approximate their fair values.

     PER SHARE DATA

     Net income per common share is computed based upon 12,141,877 weighted average common shares outstanding in 1996, 11,634,776 weighted average common shares outstanding in 1995 and 11,488,651 weighted average common shares outstanding during the period from February 15, 1994 through December 31, 1994. At December 31, 1996 there were 14,812,035 common shares and 1,100,000 preferred shares outstanding (see note 7). Fully diluted earnings per share is not presented as the impact is not material.

     RECLASSIFICATIONS

     Certain amounts in the consolidated 1995 financial statements of the Company and combined 1994 financial statements of ARPG have been reclassified to conform with the current presentation.


3.  INVESTMENTS IN PARTNERSHIPS AND SERVICE COMPANIES

     INVESTMENTS IN PARTNERSHIPS

     At December 31, 1996, the Company, as general partner, owned co-investment partnership interests in AMLI Foundation Co-Investors, L.P. ("Foundation"); AMLI Foundation Co-Investors-II, L.P. ("Foundation II"); AMLI at Champions, L.P. ("Champions"); AMLI at Windbrooke, L.P. ("Windbrooke"); AMLI at Willeo Creek, L.P. ("Willeo Creek"); Pleasant Hill Joint Venture ("Pleasant Hill"); Barrett Lakes Limited Liability Company ("Barrett Lakes"); AMLI at Chevy Chase, L.P. ("Chevy Chase"); AMLI at Willowbrook, L.P. ("Willowbrook"); AMLI at River Exchange, L.P. ("River Exchange"); Acquiport/Aurora Crossing, L.P. ("Aurora Crossing"); Acquiport/Fossil Creek, L.P. ("Fossil Creek"); and a nominal interest in the GP Properties. These co-investment partnerships are accounted for using the equity method. Investments in partnerships at December 31, 1996 and the Company's 1996 share of income or loss from each (excluding the GP Properties from which the Company received distributions and recorded income of $30) are summarized as follows:






                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                   Years ended December 31, 1996, 1995 and 1994
                                     (Dollars in thousands, except share data)


                                                             Equity                          Total     Company's
                                                         ----------------                     Net       Share of
                  Community (Company's          Total           Company's     Company's      Income   Net Income
Partnership       Ownership Percentage)         Assets    Total   Share       Investment     (Loss)     (Loss)
-----------       ---------------------         ------    ----- ---------     ----------     -----    ----------
Foundation        AMLI at Park Place (25%)     $20,142    6,724     1,681         1,645        568          143
Foundation II     AMLI at Greenwood Forest      17,731    5,525       829           809       (181)         (27)
                  (15%)
Champions         AMLI at Champions Park        12,695    3,172       477           477       (183)         (27)
                  (15%)
Champions         AMLI at Champions Centre
                  (15%)                         10,020    2,908       436           436       (101)         (15)
Windbrooke        AMLI at Windbrooke (15%)      17,600    5,574       836           836       (116)         (17)
Willeo Creek      AMLI at Willeo Creek (30%)    15,556    5,197     1,559         1,562         66           20
Pleasant Hill     AMLI at Pleasant Hill (40%)   27,128   11,987     5,091         4,709        824          320
Barrett Lakes     AMLI at Barrett Lakes (35%)   15,454   11,098     3,884         4,007        (22)          (8)
Chevy Chase       AMLI at Chevy Chase (33%)     45,928   15,017     4,955         4,955        170           56
Willowbrook       AMLI at Willowbrook (40%)     38,125   12,382     4,953         4,876        262          105
River Exchange    AMLI at River Park (40%)      10,877    6,224     2,489         2,479         51          (21)
Aurora Crossing   AMLI at Aurora Crossing
                  (25%)                         15,032   11,559     2,890         2,868        --            --
Fossil Creek      AMLI at Fossil Creek (25%)     6,394    3,995       999         1,010        --            --
                                               =======   ======   -------        ------        ===          ---
                                                                  $31,079        30,669                     529
                                                                  =======        ======                     ===





                     AMLI RESIDENTIAL PROPERTIES TRUST

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

               Years ended December 31, 1996, 1995 and 1994
                 (Dollars in thousands, except share data)


     The fixed-rate debt financing which has been obtained from various insurance companies on behalf of these co-investment partnerships is summarized below:

                        Total      Outstanding  Interest
Community             Commitment   at 12/31/96    Rate          Maturity
---------             ----------   -----------  --------        --------
AMLI at:
 Park Place              $13,000        12,626     8.21%      October 1999
 Greenwood Forest         11,625        11,625     8.95%          May 2002
 Champions Park            9,500         9,089     7.26%     December 1997
 Champions Centre          6,700         6,700     8.93%      January 2002
 Windbrooke               11,500        11,500     9.24%     February 2002
 Willeo Creek             10,000        10,000     6.77%          May 2003
 Chevy Chase              29,767        29,767     6.67%        April 2003
 Willowbrook              24,500        24,500    7.785%          May 2003
 River Park                9,100         3,150     7.75%         June 2008
 Pleasant Hill            15,500        12,820     9.15%        March 2007
 Barrett Lakes            16,680         1,290     8.50%     December 2009

     In general, these loans provide for monthly payments of principal and interest based on a 25 or 27 year amortization schedule and a balloon payment at maturity. Loans against newly-completed properties provide for payments of interest only for an initial period, with principal amortization commencing generally within two years of completion of construction and initial lease-up.

     At December 31, 1995, the Company, as general partner, owned co-investment partnership interests in Foundation; Foundation II; Champions; Windbrooke; Willeo Creek; Pleasant Hill; and Barrett Lakes; and a nominal interest in the GP Properties. These co-investment partnerships are accounted for using the equity method. Investments in partnerships at December 31, 1995 and the Company's 1995 share of income or loss from each (excluding the GP Properties from which the Company received distributions and recorded income of $2) are summarized as follows:






                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                   Years ended December 31, 1996, 1995 and 1994
                                     (Dollars in thousands, except share data)


                                                     Equity (Deficit)                        Total     Company's
                                               --------------------------                     Net       Share of
                  Community (Company's         Total            Company's     Company's      Income   Net Income
Partnership       Ownership Percentage)        Assets     Total   Share       Investment     (Loss)     (Loss)
-----------       ---------------------        ------     ----- ---------     ----------     -----    ----------
Foundation        AMLI at Park Place (25%)   $20,658      7,116     1,780          1,742       354           90
Foundation II     AMLI at Greenwood Forest    18,086      5,946       892            872      (226)         (33)
                  (15%)
Champions         AMLI at Champions Park      13,032      3,355       503            503      (273)         (41)
                  (15%)
Champions         AMLI at Champions Centre    10,158      3,009       451            443      (398)         (60)
                  (15%)
Windbrooke        AMLI at Windbrooke (15%)    18,174      6,190       928            928       (38)          (6)
Willeo Creek      AMLI at Willeo Creek (30%)  15,829      5,630     1,689          1,692        (7)          --
Pleasant Hill (1) AMLI at Pleasant Hill (40%) 21,215    112,012     5,122          4,869       207           82
Barrett Lakes     AMLI at Barrett Lakes (35%)  4,013      3,406     1,192          1,206       --           --
                                             =======      =====   -------         ------       ===          ---
                                                                  $12,557         12,255                     32
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





                     AMLI RESIDENTIAL PROPERTIES TRUST

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

               Years ended December 31, 1996, 1995 and 1994
                 (Dollars in thousands, except share data)


     INVESTMENTS IN SERVICE COMPANIES

     In connection with the reorganization (June 1994 in the case of Amrescon), the Company obtained 5% of the voting common stock and 100% of the nonvoting preferred stock in the Service Companies, which provide property management, construction, landscaping, investment advisory and asset management services to the Company and to certain other parties. The nonvoting preferred stock entitles the Company to approximately 95% of all cash distributions from the Service Companies. For the years ended December 31, 1996, 1995 and 1994, the Company received dividends of $0, $40 and $100, respectively, from the management company.

     Summarized combined financial information of the various Service Companies at and for the years ended December 31, 1996 and 1995 and for the period from February 15, 1994 through December 31, 1994 follows:

                                      1996        1995         1994
                                    --------    --------     --------

        Income (1)                   $ 7,204       4,085        2,698
        General and administrative
          expenses                    (5,981)     (3,335)      (2,018)
                                     -------     -------      -------
                                       1,223         750          680

        Interest                        (871)       (588)        (407)
        Depreciation                    (188)        (86)         (52)
        Income tax                       (90)        (29)         (85)
                                     -------     -------      -------

          Net income                 $    74          47          136
                                     =======     =======      =======

        Total assets                 $14,226       5,820        3,141
                                     =======     =======      =======


        (1) Net of construction and landscaping costs.

     Interest expense of the Service Companies includes interest on the 13% $3,500 notes payable by AMC and AIA to the Company. The Company's share of income (loss) from the Service Companies in 1996, 1995 and 1994 was ($238), $3 and $100, respectively, after elimination of intercompany profit on construction activities. This interest income is combined with the Company's share of income (loss) from Service Companies in the accompanying Consolidated Statements of Operations. Additional interest expense ($416, $133 and $9 in 1996, 1995 and 1994, respectively) was paid to the Company by the Service Companies as interest on working capital advances.


4.  RELATED PARTY TRANSACTIONS

     General and administrative expenses as included in the accompanying consolidated statements of operations include allocations of costs to the Company from ARC and its affiliates. Such allocations are not in excess of ARC's cost of providing services to the Company, including personnel, occupancy and other corporate overhead. Following the Initial Offering,




                     AMLI RESIDENTIAL PROPERTIES TRUST

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

               Years ended December 31, 1996, 1995 and 1994
                 (Dollars in thousands, except share data)


the majority of these costs are borne directly by the Company. Approximately $335, $335 and $512 was allocated to the Company and the Service Companies from ARC's Service Bureau Division in the years ended December 31, 1996 and 1995 and in the period from February 15 through December 31, 1994, respectively, to reimburse ARC for the Company's allocated share of costs incurred on its behalf. The management of the Company is of the opinion that the costs allocated from ARC's Service Bureau Division reasonably approximate or are less than the costs the Company would incur by contracting for such services with an unaffiliated entity. The Company and the Service Companies have agreed to pay for a share of ARC's total occupancy cost. The Company's total occupancy cost was approximately $310, $150 and $131 for the years ended December 31, 1996 and 1995 and the period from February 15 through December 31, 1994, respectively, including $255, $122 and $107 allocable to the Service Companies.

     During 1996, 1995 and 1994, the Company accrued or paid to its affiliates fees and other costs and expenses as follows:

                                   1996          1995           1994
                                 -------        ------         ------

   Management fees                $1,878         1,803          1,411
   General contractor fees           525           285             17
   Interest expense                   31            30             26
   Landscaping and
     ground maintenance              613           585            655
                                  ======        ======         ======

     During 1996, 1995 and 1994, the Company earned or received from its affiliates other income as follows:

                                   1996          1995           1994
                                 -------        ------         ------

   Development fees              $   826           338            --
   Acquisition fees                  184           240            307
   Asset management fees             507           223             38
   Disposition fee                    66           --             --
   Accounting and
     administrative fees               6            29            173
   Interest on advances              381           167              3
   Interest on notes
     receivable                      455           455            398
                                  ======        ======          =====

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





                     AMLI RESIDENTIAL PROPERTIES TRUST

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

               Years ended December 31, 1996, 1995 and 1994
                 (Dollars in thousands, except share data)



     During 1996, Amrescon paid $165 for the assets of Regents Management Corporation, whereupon a principal of that corporation became an employee of Amrescon and an executive officer of the Company. The assets acquired consist of furniture and equipment and the contracts for the construction of AMLI at Regents Center III and AMLI at Crown Colony II. An additional amount, not to exceed $30, will be paid in 1997 in conjunction with this transaction.


5.  DEBT

     BOND FINANCING

     AMLI at Spring Creek, an 1,180-unit apartment community in Atlanta, Georgia secures a total of $40,750 of tax-exempt bonds. The terms of the bonds require that a portion of the apartment homes be leased to individuals who qualify based on income levels specified by the U.S. Government. The bonds bear interest at a variable rate; however, $31,250 of the total $40,750 has an interest rate cap contract in place against increases in a tax-exempt index rate ("TENR") above 3% through February 15, 1997. The variable rate is adjusted weekly based upon the remarketing rate for these bonds (3.35% at February 26, 1997; 3.50% average for the year ended December 31, 1996). The credit enhancement for the bonds was provided by a $41,297 five-year letter of credit from Wachovia Bank which expires on October 15, 1999.

     MORTGAGE NOTES PAYABLE TO FINANCIAL INSTITUTIONS

     At December 31, 1996, the Company owes a total of $153,013 pursuant to eleven fixed rate mortgage notes payable to eight financial institutions. Each loan is secured by a first mortgage on the respective residential apartment community and is non-recourse to the partners, except for a $1,500 portion of one of the mortgage notes payable and $19,975 of another of the mortgage notes payable. The loans bear interest at fixed rates between 7% and 9.9%, with maturities extending through May 1, 2006.

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

     OTHER NOTES PAYABLE

     Other notes payable are comprised of three floating rate loans due to financial institutions aggregating $7,500 and $750 in another note payable.

These loans bear interest at rates of 135 to 185 basis points over LIBOR (7.06% at December 31, 1996). The total amount outstanding is the subject of an interest rate swap fixing the interest rate at 6.32% through February 15, 1997.

     On June 16, 1996, the Wachovia Line of credit was modified to increase the commitment amount to $60,000 and to lower the interest rate to LIBOR plus 1.35% (LIBOR plus 1.65% on construction loans until stabilized operations are achieved).





                     AMLI RESIDENTIAL PROPERTIES TRUST

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

               Years ended December 31, 1996, 1995 and 1994
                 (Dollars in thousands, except share data)


     In April 1996, First Chicago purchased the $27,000 revolving credit and loan facility with Citicorp Real Estate Inc. The loan was modified to increase the commitment amount to $29,500 and to reduce the interest rate to LIBOR plus 1.65%. The Company is negotiating an agreement with First Chicago to increase the line of credit to $41,247 and reduce the interest rate to LIBOR plus 1.35%.

     Of the aggregate $98,250 of other notes payable, $7,500 is outstanding on the $60,000 Wachovia Line of credit; the entire $29,500 First Chicago facility is available and $6,835 in letters of credit are outstanding on an $8,000 line of credit from Harris. The total $83,165 (net of $6,835 letters of credit) of unused credit is available to fund future development, acquisition and working capital needs. The line of credit agreements provide for customary borrower covenants, including among other things, minimum debt service coverage ratios and maximum loan to value ratios.






                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                   Years ended December 31, 1996, 1995 and 1994
                                     (Dollars in thousands, except share data)


     The table below sets forth certain information relating to the indebtedness of the Company.

                                                                     Balance                             Balance
                                                        Original       at        Interest    Maturity       at
Encumbered Communities                                   Amount      12/31/96      Rate        Date      12/31/95
----------------------                                  --------     --------    --------    --------    --------

BOND FINANCING:
                                                                               Tax-Exempt
AMLI at Spring Creek                                    $ 40,750       40,750  Rate+1.23%     10/1/24      40,750
                                                        --------      -------                             -------

MORTGAGE NOTES PAYABLE TO FINANCIAL INSTITUTIONS:
AMLI at Alvamar (1)                                        --           --          9.38%      3/1/97       4,819
AMLI at the Arboretum                                      4,800        4,427       9.90%     9/28/97       4,504
AMLI at Gleneagles                                         8,500        8,152       7.70%    10/31/97       8,248
AMLI at Martha's Vineyard                                  7,060        6,669       7.42%     11/1/97       6,776
AMLI at Reflections                                        4,800        4,528       7.50%     6/30/98       4,615
AMLI on Rosemeade                                          7,050        6,682       7.02%     10/5/98       6,807
AMLI at Sherwood                                           7,320        6,992       7.75%      7/1/03       7,155
AMLI at Riverbend                                         31,000       30,815       7.30%      7/1/03       --
AMLI in Great Hills                                       11,000       10,935       7.34%      7/1/03       --
AMLI at Valley Ranch                                      11,500       10,900      7.625%     7/10/03      11,092
AMLI at Regents Center                                    20,100       19,975         (2)      9/1/05      13,776
AMLI on the Green (3)
AMLI of North Dallas (3)                                  43,234       42,938      7.789%      5/1/06       --
                                                        --------      -------                            --------
  Total Mortgage Notes Payable                           156,364      153,013                              67,792
                                                        --------      -------                            --------

OTHER NOTES PAYABLE:

AMLI at Vinings
AMLI at Sope Creek                                        60,000        7,500  L+1.35%(4)     5/31/98      32,535
                                                         -------      -------  ---------      -------     -------
AMLI at AutumnChase I & II
AMLI at Chase Oaks
AMLI at Gleneagles II                                     29,500        --     L+1.65%        2/28/98       2,343
                                                         -------      -------  ---------      -------     -------




                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                   Years ended December 31, 1996, 1995 and 1994
                                     (Dollars in thousands, except share data)


                                                                     Balance                             Balance
                                                        Original       at        Interest    Maturity       at
Encumbered Properties                                    Amount      12/31/96      Rate        Date      12/31/95
---------------------                                   --------     --------    --------    --------    --------

AMLI in Great Hills (6)
AMLI at Bear Creek (5)
AMLI at Nantucket (5)
AMLI at Riverbend (6)
AMLI at West Paces (5)                                    54,835        --          5.76%      8/9/01      54,835
                                                        --------      -------   ---------     -------     -------
AMLI of North Dallas (6)
AMLI on Timberglen (5)
AMLI on the Green (6)                                      --           --        L+1.85%      2/9/99      16,000
                                                        --------      -------   ---------     -------     -------
AMLI at Park Sheridan                                      8,000        --        L+1.65%     8/30/98         250
Unsecured                                                    750          750       4.00%      Demand         750
                                                        --------      -------                             -------
  Total Other Notes Payable                              153,085        8,250                             106,713
                                                        --------      -------                             -------
  Total                                                 $350,199      202,013                             215,255
                                                        ========      =======                             =======


(1)   Unencumbered as of December 2, 1996; loan was repaid in full.
(2)   $13,800 at 8.73% and $6,300 at 9.23%.
(3)   Sold at a discount of $673.  At December 31, 1996, the unamortized discount amount is $628.
(4)   The Company has used interest rate limitation contracts to fix the interest rate at 6.32% through February
15, 1997 on $12,400, to fix the interest rate at 6.50% through February 24, 1997 on $14,000 and to limit the interest rate to 5.38% through February 15, 1998 on $5,845.  The rate is LIBOR + 1.65% on construction loans until stabilized occupancy.
(5)   Unencumbered as of June 30, 1996; loans were repaid in full in April and June 1996.
(6)   These properties now secure new fixed rate mortgages.






                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                   Years ended December 31, 1996, 1995 and 1994
                                     (Dollars in thousands, except share data)


     As of December 31, 1996, the scheduled maturities of the Company's debt are as follows:

                                                                     FIXED RATE
                                                                      MORTGAGE
                                                                    NOTES PAYABLE     OTHER
                                                          BOND       TO INSURANCE     NOTES
                                                       FINANCINGS     COMPANIES       PAYABLE        TOTAL
                                                       ----------   -------------    ---------    ----------

1997 . . . . . . . . . . . . . . . . . . . . . . . . .  $       0          21,209          750        21,959
1998 . . . . . . . . . . . . . . . . . . . . . . . . .          0          12,855        7,500        20,355
1999 . . . . . . . . . . . . . . . . . . . . . . . . .          0           2,026         --           2,026
2000 . . . . . . . . . . . . . . . . . . . . . . . . .          0           2,178         --           2,178
2001 . . . . . . . . . . . . . . . . . . . . . . . . .          0           2,373         --           2,373
Thereafter . . . . . . . . . . . . . . . . . . . . . .     40,750         112,372         --         153,122
                                                          -------         -------       ------       -------
                                                          $40,750         153,013        8,250       202,013
                                                          =======         =======       ======       =======





                     AMLI RESIDENTIAL PROPERTIES TRUST

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

               Years ended December 31, 1996, 1995 and 1994
                 (Dollars in thousands, except share data)


     At December 31, 1996 and 1995, the carrying value and fair value of the Company's long-term debt are not considered to be significantly different. The Company considers the interest rates on its long-term debt as market rates, based on interest rates, payment terms and maturities available to the Company as of December 31, 1996 and 1995, for these types of loans. Current estimates of fair value may differ from the amount presented herein.

6.  INCOME TAXES

     The Company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to Federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 95 percent of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for Federal income taxes for the Company. Approximately 33% of dividends paid during 1996 represented a return of capital.

     ARPG's combined financial statements include the accounts of the Service Companies, which had been wholly-owned subsidiaries of ARC. The accounts of these entities were included in the consolidated Federal income tax return of ARC and its consolidated subsidiaries during the years from inception through February 15, 1994. Income taxes were allocated to the Service Companies on a stand-alone basis since 1988.

     The Service Companies' combined income (loss) before income taxes includes $168 for the one and one-half months ended February 14, 1994 subject to corporate income tax.

7.  SHAREHOLDERS' EQUITY

     Upon the closing of the Company's Initial Offering on February 15, 1994, a total of 11,530,370 of the Company's common shares were issued and outstanding. At that time, the Company owned a like number of OP Units, which represented approximately 81% of the total 14,426,710 OP Units outstanding at that time.

     During 1995, a total of 151,289 OP Units were converted to shares. During 1996, a total of 17,776 OP Units were converted to shares and 222,822 new OP Units were issued to third parties upon their contribution of three parcels of land to the Operating Partnership. These land parcels are currently being developed into new communities in Atlanta, Georgia and Aurora, Illinois.

     Pursuant to the authority vested to the Board of Trustees in the Declaration of Trust dated January 31, 1994, the Trustees classified and designated 1,500,000 unissued shares of beneficial interest of the Company as Series A cumulative convertible preferred shares of beneficial interest.

On January 30, 1996, the Company completed the sale of 1,200,000 newly issued Series A convertible preferred shares, $.01 par value, for $24,000 in a registered offering. The price per share of $20 was the price of the Company's common shares on January 15, 1996. The Company sold the preferred shares directly to four institutional investors and ARC without the use of a placement agent or underwriter. The proceeds from the sale of these preferred shares, less $82 of transaction costs, were used to reduce the Company's debt, fund development costs and for general corporate purposes.





                     AMLI RESIDENTIAL PROPERTIES TRUST

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

               Years ended December 31, 1996, 1995 and 1994
                 (Dollars in thousands, except share data)


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

     On February 29, 1996, ARC elected to convert its 100,000 Series A convertible preferred shares into common shares.

     During 1996, a total of 35,700 new common shares were issued pursuant to the Company's Executive Share Purchase Plan (see note 8). On November 27, 1996, the Company closed a 2,750,000 secondary offering of its common shares. The offering was priced at $21.75 per share. On December 30, 1996, 226,900 additional common shares were issued pursuant to the Underwriters' over-allotment option. Net of approximately 5.75% in commissions and selling expenses, proceeds of the 2,976,900 common share offering totalled approximately $61,000. The net proceeds were used to pay down $46,035 of floating rate debt, to prepay a $4,774 first mortgage note payable, and to provide approximately $10,000 of working capital to fund future acquisition and development activities.

     As a result of these transactions, there are at December 31, 1996, a total of 14,812,035 common shares and 1,100,000 preferred shares issued and outstanding. At December 31, 1996, the Company owns 15,912,035 OP Units, which is approximately 84% of the total 18,862,132 OP Units outstanding.

8.  COMMITMENTS AND CONTINGENCIES

     LEASES OF OFFICE SPACE

     The Company shares office space with its service company subsidiaries and with ARC at its Chicago headquarters. Amrescon and AMC share space at regional corporate offices in Atlanta and Dallas. The Company is party to these leases, which have terms expiring through the year 2001 and which provide for minimum rent and additional rent based on increases in operating expenses.

     The Company's share of lease payments for noncancellable office leases (including amounts allocated to the Service Companies) was $310, $150, and $122 in 1996, 1995 and 1994, respectively. The 1996 expense includes the entire $154 rent for the Atlanta and Dallas offices and rent in Chicago based on actual space occupied at a rate not in excess of the current market rate. The Company's estimated share of future minimum rent payments under the operating leases are as follows:

          1997 . . . . . . . . . . . . . . . . . .        $425
          1998 . . . . . . . . . . . . . . . . . .         370
          1999 . . . . . . . . . . . . . . . . . .          49
                                                          ----
                                                          $844
                                                          ====




                     AMLI RESIDENTIAL PROPERTIES TRUST

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

               Years ended December 31, 1996, 1995 and 1994
                 (Dollars in thousands, except share data)


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
                                                          ===

     As of January 1, 1995, the Retirement Plan was amended to provide for an additional contribution by Participating Employers, as defined, equal to a percentage (3% for 1996 and 1995) of each eligible employee's compensation. An employee is eligible who has completed one year of service by and is an employee as of either June 30 or December 31 of the year for which the contribution is made. Those additional contributions together with the Company's annual 50% matching contribution are to be invested (semi-annually each February and August) in open market purchases of the Company's common stock. Such contributions, by and on behalf of affiliates of the Company, were $228, $230 and $45 in 1996, 1995 and 1994, respectively.

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

     PERFORMANCE INCENTIVE PLAN

     In 1995, the Company established a Performance Incentive Plan whereby executive and key officers and employees may receive OP Units (or cash, under certain circumstances) if a target growth in FFO is achieved for a period of five years starting from the year the rights under this incentive plan are granted. If the target growth in FFO is achieved, OP Units actually issued under this Plan will include both the original award plus additional units based on assumed re-investment of dividends from the date of the award to the date of issuance. Expense is recognized for financial reporting purposes over the five year determination period for each year's award based upon the estimated value at December 31, 1996 of the OP Units to be issued. At December 31, 1996, there are 21,082 OP Units that may be issued in conjunction with the January 1995 award and 14,416 OP Units that may be issued in conjunction with the January 1996 award. An additional 16,600 OP Units were issued in February 1997. In 1996 and 1995, a total of $181 and $76, respectively, was charged to expense by the Company and the Service Companies pursuant to this incentive plan.





                     AMLI RESIDENTIAL PROPERTIES TRUST

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

               Years ended December 31, 1996, 1995 and 1994
                 (Dollars in thousands, except share data)


     OPTION PLAN

     The Company has adopted the AMLI Residential Properties Trust Option Plan (the "Option Plan") to provide incentives to attract and retain Trustees, officers and key employees and service providers. The Option Plan provides for the grants of options to purchase a specified number of common shares or OP Units ("Options"). Under the Option Plan, the total number of common shares available for grant and available to be issued upon exchange of OP Units issued under the Option Plan equals 1,000,000. Upon certain extraordinary events, the Executive Compensation Committee may make such adjustments in the aggregate number of common shares or OP Units reserved for issuance, the number of common shares or OP Units covered by outstanding awards and the exercise prices specified therein as they determine to be appropriate.

     At December 31, 1996, there were 382,710 additional shares available for grant under the Option Plan. The per share weighted average fair value of options granted during 1996 and 1995 was $1.52 and $1.96, respectively, on the date of grant using the Black Scholes Option-pricing model with the following weighted average assumptions: 1996 - expected dividend yield 7.5%, risk-free interest rate of 5.6%, expected life of five years and expected volatility rate of 17.3%; 1995 - expected dividend yield 7.5%, risk-free interest rate of 7.5%, expected life of 6.8 years and expected volatility rate of 17.3%. The options granted in 1996 and 1995 have a contractual term of ten years.

     On January 1, 1996, the Company adopted SFAS No. 123 "Accounting for Stock-Based Compensation". Pursuant to its provisions, the Company may either record additional compensation expense each year based on the fair value of the options granted in that year, or, as the Company has elected under APB No. 25, record no such additional compensation costs in its consolidated financial statements and disclose the pro forma effects as if SFAS No. 123 had been applied. Disclosure of pro forma effects are required only for options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not included because compensation cost is reflected over the vesting period of five years and compensation cost for options granted prior to January 1, 1995 is not considered. Had the Company determined compensation cost, based upon the fair value at the grant date for these options under SFAS 123, the effects on the Company's net income and net income per share would not have been material.

     The Trustees who are not members of management hold 15,190 vested options. No other outstanding options vested prior to February 15, 1997. Through December 31, 1996, no options have been exercised nor have any expired.

     Stock option activity for employees during the years ended December 31, 1996 and 1995 is as follows:




                     AMLI RESIDENTIAL PROPERTIES TRUST

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

               Years ended December 31, 1996, 1995 and 1994
                 (Dollars in thousands, except share data)


                                                             WEIGHTED
                                                             AVERAGE
                                           NUMBER OF         EXERCISE
                                            SHARES            PRICE
                                           --------         ---------

Granted at Initial Offering                 456,500           $20.50
                                            -------           ------
    Balances at December 31, 1994           456,500            20.50

Granted                                      47,500            18.25
Cancelled                                    (4,500)           20.50
                                            -------           ------
    Balances at December 31, 1995           499,500            20.25

Granted                                     125,600            20.19
Cancelled                                   (23,000)           20.46
                                            -------           ------
    Balances at December 31, 1996           602,100           $20.21
                                            =======           ======

     At December 31, 1996, the range of exercise prices was $18.00-$20.50 and the weighted-average remaining contractual life of the outstanding options was eight years.

     On February 3, 1997, the Board of Trustees awarded an additional 137,000 options to acquire shares at an exercise price of $23.50 per share.

     EXECUTIVE SHARE PURCHASE PLAN

     At their 1996 Annual Meeting, the Company's shareholders approved the AMLI Residential Properties Trust Executive Share Purchase Plan (the "Purchase Plan"). Participants in the Purchase Plan currently include all nine Trustees (who may in any one year acquire newly-issued shares having a value as of the acquisition date of up to $100) and eighteen members of management (who may in any one year acquire newly-issued shares having a value as of the acquisition date of up to 50% of their annual base compensation).

     The shares may be acquired at 85% of their then current value, and the participants may elect to receive financing for up to 80% of their acquisition cost. The 15% discount is taxable income to the participants and expense for the Company's financial reporting purposes in the year in which the shares are issued.

     During 1996, fourteen Trustees and employees acquired a total of 35,700 shares pursuant to the Purchase Plan. Related shareholder loans bear interest at 7.66% and are fully amortizing over a ten year term. Of the $487 in loans made in 1996 pursuant to the Purchase Plan, the Company's share of the outstanding balance of such loans at December 31, 1996 is $433 and is included in the accompanying balance sheet as a reduction of shareholders' equity. Total expense recorded in 1996 for the 15% discount, including the Service Companies' share, was $117.

     SHAREHOLDER LOANS TO OFFICERS/TRUSTEES

     At their February meeting, the Board of Trustees approved $2,500 in recourse loans to the four Officers/Trustees to enable them to acquire on the open market 105,000 of the Company's common shares of beneficial interest. These loans will bear interest at 6.23% and have a term of nine years from February 28, 1997.




                     AMLI RESIDENTIAL PROPERTIES TRUST

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

               Years ended December 31, 1996, 1995 and 1994
                 (Dollars in thousands, except share data)


     LEGAL ACTIONS

     The Company is a party to several legal actions which arose in the normal course of business. In the opinion of management, there will be no adverse consequences from these actions which would be material to the Company's financial position or results of operations.


9.  SUBSEQUENT EVENTS

     On January 8, 1997, the Company acquired approximately 20.2 acres of land located in Gainesville, Georgia for $960. The Company anticipates commencing the development of this land later in 1997.

     On February 14, 1997, the Company acquired approximately 18 acres of land located in Dallas, Texas for $1,750. The development of this land is expected to commence in 1997.

     On February 28, 1997, AMLI, through a co-investment venture with the State Teacher's Retirement Board of Ohio ("OTR"), acquired a 600 apartment home community in Wheaton, Illinois for approximately $48,800. The seller provided a ten-year $24,500 loan with interest at 7.33%. AMLI owns a 10% interest and OTR owns a 90% interest in AMLI at Danada, L.L.C., the co-investment venture that acquired this community.






                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                   Years ended December 31, 1996, 1995 and 1994
                                     (Dollars in thousands, except share data)


10.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                          YEAR ENDED DECEMBER 31, 1996
                                                                     -------------------------------------
                                                                      FIRST    SECOND      THIRD    FOURTH
                                                                      -----    ------      -----    ------
Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $18,698    19,247     20,072    20,254
Income before minority interest
  and extraordinary item . . . . . . . . . . . . . . . . . . . .       4,473     5,079      4,782     5,615
Minority interest. . . . . . . . . . . . . . . . . . . . . . . .         807       920        878       976
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,339     2,568      3,431     4,166
Earnings per common share:
  Income before extraordinary item . . . . . . . . . . . . . . .         .29       .31        .28       .32
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . .         .29       .22        .28       .32


                                                                          YEAR ENDED DECEMBER 31, 1995
                                                                     -------------------------------------
                                                                      FIRST    SECOND      THIRD    FOURTH
                                                                     ------    ------      -----    ------

Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $18,213    18,539     18,661    18,464
Income before minority interest
  and extraordinary item . . . . . . . . . . . . . . . . . . . .      3,815     3,466      5,498     4,227
Minority interest. . . . . . . . . . . . . . . . . . . . . . . .        761       669      1,051       806
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,054     2,797      4,447     3,421
Earnings per common share:
  Income before extraordinary item . . . . . . . . . . . . . . .        .26       .24        .38       .30
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . .        .26       .24        .38       .30





                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED

                                   Years ended December 31, 1996, 1995 and 1994
                                     (Dollars in thousands, except share data)


                                                                          YEAR ENDED DECEMBER 31, 1994
                                                                    --------------------------------------
                                                                     FIRST     SECOND      THIRD    FOURTH
                                                                    ------     ------      -----    ------

Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $15,017     15,984     16,563    17,651
Income before minority interest
  and extraordinary item . . . . . . . . . . . . . . . . . . . .     1,625      3,329      4,816     3,628
Minority interest. . . . . . . . . . . . . . . . . . . . . . . .       317        668        967       729
Extraordinary item (net of minority interest). . . . . . . . . .    (2,102)       --          21        74
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . .      (794)     2,661      3,870     2,973
Earnings per common share:
  Income before extraordinary item . . . . . . . . . . . . . . .       .11 *      .23        .33       .25
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . .      (.07)*      .23        .33       .26

*  One and one-half months subsequent to closing of the Initial Offering.





                                                                                                    SCHEDULE III

                                          AMLI RESIDENTIAL PROPERTIES TRUST
                                CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                  DECEMBER 31, 1996
                                               (Dollars in thousands)


                                                                                         GROSS AMOUNT AT WHICH
                                                INITIAL COSTS (A)                   CARRIED AT CLOSE OF PERIOD (B)
                                    --------------------------------------    -------------------------------------
                                                                COSTS
                       RELATED                   BUILDINGS    CAPITALIZED                  BUILDINGS
                       ENCUM-                      AND       SUBSEQUENT TO                   AND
PROPERTIES            BRANCES(C)      LAND      IMPROVEMENTS  ACQUISITION         LAND    IMPROVEMENTS       TOTAL
----------            ----------   ---------    ------------ -------------     ---------- ------------    ----------
DALLAS/FT. WORTH TX

AMLI:
 at AutumnChase. .     $   --          2,991          16,884           123          2,992       17,006        19,998
 at Bear Creek . .         --          2,601           8,979           258          2,601        9,237        11,838
 at Chase Oaks . .         --          1,003           9,513           278          1,003        9,791        10,794
 at Gleneagles . .         8,152       1,578          10,954           250          1,578       11,204        12,782
 on the Green. . .        12,678       1,693          17,007           205          1,693       17,212        18,905
 at Nantucket. . .         --          1,931           6,817           142          1,931        6,959         8,890
 of North Dallas .        30,260       7,278          37,204           643          7,278       37,847        45,125
 at Reflections. .         4,528         947           6,492           163            947        6,655         7,602
 on Rosemeade. . .         6,682       1,534           9,182           215          1,534        9,397        10,931
 on Timberglen . .        --           1,932           8,094           148          1,932        8,242        10,174
 at Valley Ranch .        10,900       3,139          16,199           391          3,139       16,590        19,729
                         -------      ------         -------         -----         ------      -------       -------
  Subtotal - Dallas/
    Ft. Worth, TX.        73,200      26,627         147,325         2,816         26,628      150,140       176,768
                         -------      ------         -------         -----         ------      -------       -------
AUSTIN, TX
AMLI:
 at the Arboretum.         4,427       1,664           9,480           108          1,664        9,588        11,252
 in Great Hills. .        10,935       3,228          14,304           264          3,228       14,568        17,796
 at Martha's
   Vineyard. . . .         6,669       2,154          13,216           162          2,154       13,378        15,532
                         -------      ------         -------         -----         ------      -------       -------
  Subtotal -
    Austin, TX . .        22,031       7,046          37,000           534          7,046       37,534        44,580
                         -------      ------         -------         -----         ------      -------       -------




                                                                                         SCHEDULE III - CONTINUED

                                          AMLI RESIDENTIAL PROPERTIES TRUST
                          CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                      DATE       DEPRECIABLE
                                ACCUMULATED         COMPLETED/      LIVES
PROPERTIES                      DEPRECIATION         ACQUIRED       YEARS
----------                      ------------        ----------   -----------
DALLAS/FT. WORTH TX

AMLI:
 at AutumnChase. . . . . .             1,014         7/91-6/96   5 - 40 years
 at Bear Creek . . . . . .               825         12/05/89    5 - 40 years
 at Chase Oaks . . . . . .               811         06/02/94    5 - 40 years
 at Gleneagles . . . . . .             2,852         07/01/88    5 - 40 years
 on the Green. . . . . . .             1,579         02/16/94    5 - 40 years
 at Nantucket. . . . . . .             2,175         12/16/88    5 - 40 years
 of North Dallas . . . . .             3,186         7/89-7/90   5 - 40 years
 at Reflections. . . . . .               650         03/02/93    5 - 40 years
 on Rosemeade. . . . . . .               828         12/28/90    5 - 40 years
 on Timberglen . . . . . .               739         07/09/90    5 - 40 years
 at Valley Ranch . . . . .             1,432         05/25/90    5 - 40 years
                                      ------
  Subtotal - Dallas/
    Ft. Worth, TX. . . . .            16,091
                                      ------
AUSTIN, TX
AMLI:
 at the Arboretum. . . . .             1,952         06/04/86    5 - 40 years
 in Great Hills. . . . . .             1,288         01/18/91    5 - 40 years
 at Martha's
   Vineyard. . . . . . . .             1,129         10/09/92    5 - 40 years
                                      ------
  Subtotal -
    Austin, TX . . . . . .             4,369
                                      ------




                                                                                         SCHEDULE III - CONTINUED

                                          AMLI RESIDENTIAL PROPERTIES TRUST
                          CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                                                                         GROSS AMOUNT AT WHICH
                                               INITIAL COSTS (A)                    CARRIED AT CLOSE OF PERIOD (B)
                                   ---------------------------------------    -------------------------------------
                                                                COSTS
                       RELATED                   BUILDINGS    CAPITALIZED                  BUILDINGS
                       ENCUM-                      AND       SUBSEQUENT TO                   AND
PROPERTIES            BRANCES(C)      LAND      IMPROVEMENTS  ACQUISITION         LAND    IMPROVEMENTS       TOTAL
----------            ----------   ---------    ------------ -------------     ---------- ------------    ----------
ATLANTA, GA
AMLI:
 at Sope Creek . .         7,500       3,347          22,816           759          3,379       23,543        26,922
 at Spring Creek .        40,750       8,579          45,971           804          8,579       46,775        55,354
 at Vinings. . . .         --          1,490           9,576           100          1,490        9,676        11,166
 at West Paces . .         --          2,160          20,595           152          2,160       20,747        22,907
                         -------      ------         -------        ------         ------      -------       -------
  Subtotal -
    Atlanta, GA. .        48,250      15,576          98,958         1,815         15,608      100,741       116,349
                         -------      ------         -------        ------         ------      -------       -------
EASTERN KANSAS
AMLI:
 at Alvamar. . . .         --            727           6,983           157            727        7,140         7,867
 at Crown Colony .         --            652           5,370           191            652        5,561         6,213
 at Regents Center        13,675       1,599          15,213           498          1,599       15,711        17,310
 at Sherwood . . .         6,992       1,281          12,430           196          1,281       12,626        13,907
                         -------      ------         -------        ------         ------      -------       -------
  Subtotal -
    Overland, KS .        20,667       4,259          39,996         1,042          4,259       41,038        45,297
                         -------      ------         -------        ------         ------      -------       -------
INDIANAPOLIS, IN
AMLI:
 at Riverbend. . .        30,815       5,184          33,209           416          5,184       33,625        38,809
                         -------      ------         -------        ------         ------      -------       -------
CHICAGO, IL
AMLI:
 at Park Sheridan.         --          1,101           9,458           281          1,101        9,739        10,840
                         -------      ------         -------        ------         ------      -------       -------
   TOTAL PROPERTIES      194,963      59,793         365,946         6,904         59,826      372,817       432,643
                         -------      ------         -------        ------         ------      -------       -------




                                                                                         SCHEDULE III - CONTINUED

                                          AMLI RESIDENTIAL PROPERTIES TRUST
                          CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                      DATE       DEPRECIABLE
                                ACCUMULATED         COMPLETED/      LIVES
PROPERTIES                      DEPRECIATION         ACQUIRED       YEARS
----------                      ------------        ----------   -----------
ATLANTA, GA
AMLI:
 at Sope Creek . . . . . .             6,108        7/82 -12/95  5 - 40 years
 at Spring Creek . . . . .            12,677        5/85 - 5/89  5 - 40 years
 at Vinings. . . . . . . .               974         06/19/92    5 - 40 years
 at West Paces . . . . . .             1,708         11/15/93    5 - 40 years
                                      ------
  Subtotal -
    Atlanta, GA. . . . . .            21,467
                                     -------
EASTERN KANSAS
AMLI:
 at Alvamar. . . . . . . .               463         10/18/94    5 - 40 years
 at Crown Colony . . . . .               363         10/18/94    5 - 40 years
 at Regents Center . . . .             1,138         10/18/94    5 - 40 years
 at Sherwood . . . . . . .               829         10/18/94    5 - 40 years
                                     -------
  Subtotal -
    Overland, KS . . . . .             2,793
                                     -------
INDIANAPOLIS, IN
AMLI:
 at Riverbend. . . . . . .             3,116         12/12/92    5 - 40 years
                                     -------
CHICAGO, IL
AMLI:
 at Park Sheridan. . . . .             2,451         08/31/89    5 - 40 years
                                     -------

   TOTAL PROPERTIES. . . .            50,287
                                     -------




                                                                                         SCHEDULE III - CONTINUED

                                          AMLI RESIDENTIAL PROPERTIES TRUST
                          CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                                                                         GROSS AMOUNT AT WHICH
                                                     INITIAL COSTS (A)              CARRIED AT CLOSE OF PERIOD (B)
                                                 -------------------------    -------------------------------------
                                                                COSTS
                       RELATED                   BUILDINGS    CAPITALIZED                  BUILDINGS
                       ENCUM-                      AND       SUBSEQUENT TO                   AND
DESCRIPTION           BRANCES(C)      LAND      IMPROVEMENTS  ACQUISITION         LAND    IMPROVEMENTS       TOTAL
-----------           ----------   ---------    ------------ -------------     ---------- ------------    ----------
LAND PARCELS
 AND OTHER
AMLI:
 at AutumnChase
   III . . . . . .                     1,323                           915          1,323          915         2,238
 at Crown Colony
   II. . . . . . .                       325                         1,804            325        1,804         2,129
 at Wells Branch .                     2,400                         1,458          2,400        1,458         3,858
 at Gleneagles
   II. . . . . . .                     1,600                        11,598          1,604       11,594        13,198
 at Regents Center
   III . . . . . .        6,300          661                         6,592            661        6,592         7,253
 on the Parkway. .                     1,166                           274          1,166          274         1,440
 at Fossil Creek
   II. . . . . . .                     3,070                             7          3,070            7         3,077
 at Northwinds . .                     2,974                         3,229          2,974        3,229         6,203
 at Northwinds II.                     2,974                           800          2,974          800         3,774
 at Peachtree City                     2,870                         2,935          2,870        2,935         5,805
 at Oakhurst . . .                     5,014                           879          5,014          879         5,893
 at Vinings Square                     1,231                         6,426          1,231          614           717
 Other . . . . . .                        28             248            75             28          323           351
                      ---------     --------        --------      --------       --------     --------      --------
  TOTAL LAND PARCELS
    AND OTHER. . .        6,300       25,636             248        36,992         25,640       37,236        62,876
                      ---------     --------        --------      --------       --------     --------      --------
  TOTAL. . . . . .    $ 201,263       85,429         366,194        43,896         85,466      410,053       495,519
                      =========     ========        ========      ========       ========     ========      ========





                                                                                         SCHEDULE III - CONTINUED

                                          AMLI RESIDENTIAL PROPERTIES TRUST
                          CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                      DATE       DEPRECIABLE
                                ACCUMULATED         COMPLETED/      LIVES
PROPERTIES                      DEPRECIATION         ACQUIRED       YEARS
----------                      ------------        ----------   -----------
LAND PARCELS
 AND OTHER
AMLI:
 at AutumnChase III. . . .
 at Crown Colony II. . . .
 at Wells Branch . . . . .                           05/12/94
 at Gleneagles II. . . . .              122          05/31/94    5 - 40 years
 at Regents Center III . .               15          10/18/94    5 - 40 years
 on the Parkway. . . . . .                           11/30/94
 at Fossil Creek . . . . .
 at River Park . . . . . .
 Other . . . . . . . . . .               54                      5 - 40 years
                                   --------
  TOTAL LAND PARCELS
    AND OTHER. . . . . . .              191
                                  ---------
  TOTAL. . . . . . . . . .        $  50,478
                                  =========


NOTES:

        (A)  The initial costs represents the original development costs or original purchase price of the properties to the Company, including closing costs.
        (B)  The aggregate cost of real estate owned at December 31, 1996 for Federal income tax purposes was $460,553.
        (C)  Amounts disclosed exclude current accrued interest and debt not secured by properties.





                                                                                         SCHEDULE III - CONTINUED

                                          AMLI RESIDENTIAL PROPERTIES TRUST
                          CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED




        (D)   Reconciliation of real estate owned:
                                                                1996                 1995                  1994
                                                            -------------        -------------        -------------

      Balance at beginning of period . . . . . . . . . .         $442,865              451,762              338,895
      Additions during period. . . . . . . . . . . . . .           66,700               25,997               88,358
      Effect of reorganization . . . . . . . . . . . . .            --                   --                  24,509
      Contribution to Joint Venture. . . . . . . . . . .          (14,046)              (5,608)               --
      Sale of property . . . . . . . . . . . . . . . . .            --                 (29,286)               --
                                                                 --------             --------             --------
                                                                 $495,519              442,865              451,762
                                                                 ========             ========             ========

        (E)  Reconciliation of accumulated depreciation:

      Balance at beginning of period . . . . . . . . . .         $ 39,157               29,574               41,376
      Additions during period. . . . . . . . . . . . . .           11,321               10,785               10,627
      Effect of reorganization . . . . . . . . . . . . .            --                   --                 (22,429)
      Sale of property . . . . . . . . . . . . . . . . .            --                  (1,202)               --
                                                                 --------             --------             --------
      Balance at end of period . . . . . . . . . . . . .         $ 50,478               39,157               29,574
                                                                 ========             ========             ========





ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                 PART III

ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is hereby incorporated by reference to the materials appearing in the Company's proxy statement for the annual meeting of shareholders to be held on April 28, 1997 (the "Proxy Statement"), under the captions "Election of Trustees", "Management - Trustees and Executive Officers" and "Compliance with Section 16(A) of the Exchange Act."


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is hereby incorporated by reference to the materials appearing in the Proxy Statement under the caption "Executive Compensation."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is hereby incorporated by reference to the materials appearing in the Proxy Statement under the caption "Security Ownership."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is hereby incorporated by reference to the materials appearing on of the Proxy Statement under the caption "Certain Relationships and Related Transactions."






                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

   (a)   The following documents are filed as part of this report:

         (1)  Independent Auditors' Report . . . . . . . . . . . . .
              Consolidated Balance Sheets, December 31, 1996
                and 1995 . . . . . . . . . . . . . . . . . . . . . .
              Consolidated Statements of Operations,
                years ended December 31, 1996, 1995 and 1994 . . . .
              Consolidated Statements of Shareholders' Equity,
                years ended December 31, 1996, 1995 and 1994 . . . .
              Consolidated Statements of Cash Flows,
                years ended December 31, 1996, 1995 and 1994 . . . .
              Notes to Consolidated Financial Statements . . . . . .

         (2)  Financial Statement Schedule and Independent Auditors'
Report

              TITLE                                             SCHEDULE

              Consolidated Real Estate and
              Accumulated Depreciation . . . . . . . . . . . . .     III

              The independent auditors' report with respect to the financial statement schedule is on page 40.

         (3)  Exhibits

              3.1 Amended and Restated Declaration of Trust of the Registrant (Incorporated by reference to exhibit 3.1 to Registration Statement No. 33-71566)

              3.2 Amended and Restated By-laws of the Registrant (Incorporated by reference to exhibit 3.2 to Registration Statement No. 33-71566)

              4.1 Form of Share Certificate for Common Shares of Beneficial Interest (Incorporated by reference to exhibit 4.1 to the Registration Statement No. 33-71566)

              4.2 Form of Share Certificate for Series A Cumulative Convertible Preferred Shares of Beneficial Interest (Incorporated by reference to exhibit 4.5 to the Registrant's Form 8-K dated January 18,
1996)

              4.3 Articles Supplementary Classifying and Designating a Series of Preferred Shares as Series A Cumulative Convertible Preferred Shares of Beneficial Interest (Incorporated by reference to exhibit 4.9 to the Registrant's Form 8-K dated January 30, 1996)

              10.1      Amended and Restated Agreement of Limited
Partnership of AMLI Residential Properties, L.P. (Incorporated by reference to exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

              10.1(a) First Amendment to Amended and Restated Agreement of Limited Partnership of AMLI Residential Properties, L.P. (Incorporated by reference to exhibit 10.1(a) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).





              10.1(b)   Second Amendment to Amended and Restated Agreement
of Limited Partnership of AMLI Residential Properties, L.P. (Incorporated by reference to exhibit 10.1(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

              10.1(c)   Third Amendment to Amended and Restated Agreement
of Limited Partnership of AMLI Residential Properties, L.P.

              10.2 Registration Rights and Lock-Up Agreement between the Company and certain Original Investors
(Incorporated by reference to exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

              10.3 Corporate Services Agreement among the Registrant, AMLI Residential Properties L.P., AMLI Management Company and AMLI Institutional Advisors, Inc. (Incorporated by reference to exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

              10.4 Administrative Services Agreement between AMLI Management Company and AMLI Realty Co. (Incorporated by reference to exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

              10.5 Non-Competition Agreement between the Registrant and Amli Realty Co. (Incorporated by reference to exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
1994)

              10.6 Non-Competition Agreement between the Registrant and Gregory T. Mutz (Incorporated by reference to exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
1994)

              10.7 Non-Competition Agreement between the Registrant and John E. Allen (Incorporated by reference to exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
1994)

              10.8 Non-Competition Agreement between the Registrant and Allan J. Sweet (Incorporated by reference to exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
1994)

              10.9 Management Agreement between AMLI Residential Properties, L.P. and Amli Management Company (Incorporated by reference to exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

              10.10 Performance Incentive Plan (Incorporated by reference to exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995)

              10.11 Amli Residential Properties Trust Option Plan (Incorporated by reference to exhibit 10.8 to the Registration Statement No. 33-71566)

              10.11(a) First Amendment to AMLI Residential Properties Option Plan (Incorporated by reference to exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995)





              10.12 AMLI Residential Properties Trust Executive Share Purchase Plan (Incorporated by reference to exhibit 10.1 to the Registration Statement No. 333-8813).

              10.13 (i) Side Agreement, dated as of May 3, 1996, between the Registrant, AMLI Residential Properties, L.P. and Peachtree City Multifamily Partners, L.P., (ii) Two Letter Agreements, dated May 3, 1996, between the Registrant and Peachtree City Multifamily Partners, L.P.
(iii) Letter Agreement, dated May 3, 1996 between AMLI Residential Properties, L.P. and Peachtree City Multifamily Partners, L.P. (Incorporated by reference to exhibit 99.1 to the Registration Statement No. 333-8819.

              21.1      Subsidiaries of the Registrant

              23.1      Consent of KPMG Peat Marwick LLP

              27        Financial Data Schedule.

              99.1      Operating and Financial Data furnished to
Shareholders and Analysts

   (b)   Reports on Form 8-K

         A report on Form 8-K was filed on November 21, 1996 to report a purchase agreement with respect to Common Shares of Beneficial Interest of AMLI Residential Properties Trust and a list of subsidiaries of the Registrant.







                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AMLI RESIDENTIAL PROPERTIES TRUST

Date:  March 21, 1997   By:     /S/ ALLAN J. SWEET
                                Allan J. Sweet
                                President and Trustee


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  March 21, 1997   By:     /S/ GREGORY T. MUTZ
                                Gregory T. Mutz
                                Chairman of the Board of Trustees

Date:  March 21, 1997   By:     /S/ JOHN E. ALLEN
                                John E. Allen
                                Vice-Chairman of the Board of Trustees

Date:  March 21, 1997   By:     /S/ ALLAN J. SWEET
                                Allan J. Sweet
                                President and Trustee

Date:  March 21, 1997   By:     /S/ PHILIP N. TAGUE
                                Philip N. Tague
                                Executive Vice President and Trustee

Date:  March 21, 1997   By:     /S/ LAURA D. GATES
                                Laura D. Gates
                                Trustee

Date:  March 21, 1997   By:     /S/ MARC S. HEILWEIL
                                Marc S. Heilweil
                                Trustee

Date:  March 21, 1997   By:     /S/ STEPHEN G. MCCONAHEY
                                Stephen G. McConahey
                                Trustee

Date:  March 21, 1997   By:     /S/ QUINTIN E. PRIMO III
                                Quintin E. Primo III
                                Trustee

Date:  March 21, 1997   By:     /S/ JOHN G. SCHREIBER
                                John G. Schreiber
                                Trustee

Date:  March 21, 1997   By:     /S/ CHARLES C. KRAFT
                                Charles C. Kraft
                                Principal Financial Officer and
                                Principal Accounting Officer





                             INDEX TO EXHIBITS


Exhibit No.             Document Description
-----------             --------------------

10.1(c)                 Third Amendment to Amended and Restated Agreement
of Limited Partnership of Amli Residential Properties, L.P.

21.1                    Subsidiaries of the Registrant

23.1                    Consent of KPMG Peat Marwick LLP

27                      Financial Data Schedule

99.1                    Operating and Financial Data furnished to
Shareholders and Analysts