Form 10-Q
period 1997-03-31
AMLI RESIDENTIAL PROPERTIES TRUST
filed 1997-05-15
CIK 914724

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549


                                 FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934



               For the Quarterly Period Ended March 31, 1997



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

The number of the Registrant's Common Shares of Beneficial Interest outstanding was 14,828,703 as of March 31, 1997.

                                   INDEX



PART I:  FINANCIAL INFORMATION


Item 1:    Financial Statements (Unaudited)


           Consolidated Balance Sheets as of
             March 31, 1997 and December 31, 1996. . . . . . . .     3


           Consolidated Statements of Operations for
             the three months ended March 31, 1997
             and 1996. . . . . . . . . . . . . . . . . . . . . .     5


           Consolidated Statements of Cash Flows for
             the three months ended March 31, 1997 and
             1996. . . . . . . . . . . . . . . . . . . . . . . .     7


           Notes to Consolidated Financial Statements. . . . . .     9



Item 2:    Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations . . . . . . . . . . . . . . .    25



PART II:  OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . .    35



SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .    36

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                         AMLI RESIDENTIAL PROPERTIES TRUST

                                            CONSOLIDATED BALANCE SHEETS

                                       MARCH 31, 1997 AND DECEMBER 31, 1996

                                                    (UNAUDITED)
                                     (Dollars in thousands, except share data)
                                                                                  MARCH 31,      DECEMBER 31,
                                                                                    1997             1996
                                                                               --------------    ------------
ASSETS:
Rental apartments:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   60,176          59,854
  Depreciable property . . . . . . . . . . . . . . . . . . . . . . . . . .            376,112         373,140
                                                                                   ----------      ----------
                                                                                      436,288         432,994
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . .            (53,535)        (50,478)
                                                                                   ----------      ----------
                                                                                      382,753         382,516

Property under development . . . . . . . . . . . . . . . . . . . . . . . .             75,663          62,525
Investments in partnerships. . . . . . . . . . . . . . . . . . . . . . . .             38,530          30,669

Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .              3,946          10,291
Security deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,732           1,737
Deferred expenses, net . . . . . . . . . . . . . . . . . . . . . . . . . .              2,108           2,139
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             12,690          14,480
                                                                                   ----------      ----------
          Total Assets                                                             $  517,422         504,357
                                                                                   ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Debt (note 5). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  220,964         202,013
Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . . .              1,204           1,161
Accrued real estate taxes payable. . . . . . . . . . . . . . . . . . . . .              4,070           6,978
Construction costs payable . . . . . . . . . . . . . . . . . . . . . . . .              1,970           2,263
Security deposits and prepaid rents. . . . . . . . . . . . . . . . . . . .              2,437           2,757
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              2,173           2,292
                                                                                   ----------      ----------
          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .            232,818         217,464
                                                                                   ----------      ----------





                                         AMLI RESIDENTIAL PROPERTIES TRUST

                                      CONSOLIDATED BALANCE SHEETS - CONTINUED


                                                                                  MARCH 31,      DECEMBER 31,
                                                                                    1997             1996
                                                                               --------------    ------------

Commitments and contingencies

Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             45,605          44,871
                                                                                   ----------      ----------

SHAREHOLDERS' EQUITY:
Preferred shares of beneficial interest, $.01 par value,
  1,500,000 authorized, 1,200,000 issued and
  1,100,000 outstanding. . . . . . . . . . . . . . . . . . . . . . . . . .                 11              11
Shares of beneficial interest, $.01 par value, 148,500,000
  authorized, 14,828,703 and 14,812,035 common shares issued
  and outstanding, respectively. . . . . . . . . . . . . . . . . . . . . .                148             148
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .            303,010         301,584
Employees and trustees notes . . . . . . . . . . . . . . . . . . . . . . .             (3,216)           (486)
Retained earnings (deficit). . . . . . . . . . . . . . . . . . . . . . . .               (332)         (5,455)
Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (60,622)        (53,780)
                                                                                   ----------      ----------
          Total shareholders' equity                                                  238,999         242,022
                                                                                   ----------      ----------

          Total Liabilities and Shareholders' Equity                               $  517,422         504,357
                                                                                   ==========      ==========

















                           See accompanying notes to consolidated financial statements.

                                         AMLI RESIDENTIAL PROPERTIES TRUST

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                    THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                    (UNAUDITED)
                                     (Dollars in thousands, except share data)


                                                                                        1997             1996
                                                                                      --------         --------
Revenues:
  Property:
    Rental . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 18,680           17,431
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           975              711
  Interest and share of income from
   Service Companies . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           264              111
  Other interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           107               72
  Share of income from co-investment partnerships. . . . . . . . . . . . . . . .           167               80
  Fees from co-investment partnerships and other . . . . . . . . . . . . . . . .           657              293
                                                                                      --------         --------
          Total revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . .        20,850           18,698
                                                                                      --------         --------

Expenses:
  Personnel. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,723            1,594
  Advertising and promotion. . . . . . . . . . . . . . . . . . . . . . . . . . .           507              472
  Utilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,025            1,066
  Building repairs and maintenance and
   maintenance services. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,156            1,115
  Landscaping and grounds maintenance. . . . . . . . . . . . . . . . . . . . . .           364              331
  Real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,322            2,120
  Insurance. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           198              234
  Property management fees . . . . . . . . . . . . . . . . . . . . . . . . . . .           491              454
  Other operating expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .           275              305
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,646            2,818
  Amortization of deferred costs . . . . . . . . . . . . . . . . . . . . . . . .           243              451
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,057            2,669
  General and administrative . . . . . . . . . . . . . . . . . . . . . . . . . .           767              596
                                                                                      --------         --------
          Total expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14,774           14,225
                                                                                      --------         --------






                                         AMLI RESIDENTIAL PROPERTIES TRUST

                                 CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                                                        1997             1996
                                                                                      --------         --------

Income before minority interest  . . . . . . . . . . . . . . . . . . . . . . . .         6,076            4,473
Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           953              807
                                                                                      --------         --------
          Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,123            3,666

Less income attributable to Series A
  preferred shares . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           473              327
                                                                                      --------         --------
          Net income attributable to common shares . . . . . . . . . . . . . . .      $  4,650            3,339
                                                                                      ========         ========

Net income per common share. . . . . . . . . . . . . . . . . . . . . . . . . . .      $    .31              .29
Dividends declared and paid per common share . . . . . . . . . . . . . . . . . .      $    .43              .43
                                                                                      ========         ========

























                           See accompanying notes to consolidated financial statements.

                                         AMLI RESIDENTIAL PROPERTIES TRUST

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                    (UNAUDITED)
                                              (Dollars in thousands)
                                                                                        1997             1996
                                                                                      --------         --------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  5,123            3,666
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,057            2,669
    Amortization of deferred costs . . . . . . . . . . . . . . . . . . . . . . .           243              451
    (Income) loss from partnerships. . . . . . . . . . . . . . . . . . . . . . .          (167)             (80)
    (Income) loss from service companies . . . . . . . . . . . . . . . . . . . .           (11)           --
    Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           953              807
  Changes in assets and liabilities:
    Increase in deferred costs . . . . . . . . . . . . . . . . . . . . . . . . .          (238)            (329)
    Decrease in security deposits. . . . . . . . . . . . . . . . . . . . . . . .             5                6
    Increase in other assets . . . . . . . . . . . . . . . . . . . . . . . . . .          (586)            (376)
    Increase (decrease) in accrued interest payable. . . . . . . . . . . . . . .            43             (103)
    Decrease in accrued real estate taxes. . . . . . . . . . . . . . . . . . . .        (2,908)          (2,894)
    Decrease in tenant security deposits and prepaid rents . . . . . . . . . . .          (320)            (254)
    (Decrease) increase in other liabilities . . . . . . . . . . . . . . . . . .           (34)           1,362
                                                                                      --------          -------
          Net cash provided by operating activities. . . . . . . . . . . . . . .         5,160            4,925
                                                                                      --------          -------

Cash flows for investing activities:
  Investments in partnerships. . . . . . . . . . . . . . . . . . . . . . . . . .        (6,964)          (5,603)
  Cash distributions from partnerships . . . . . . . . . . . . . . . . . . . . .           198              180
  Payments from (advances to) affiliates . . . . . . . . . . . . . . . . . . . .         2,079           (1,850)
  Earnest money deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .           275              500
  Capital expenditures - existing properties . . . . . . . . . . . . . . . . . .        (1,163)            (333)
  Acquisition properties . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (2,132)           --
  Properties under development, net of reimbursable
   co-investors' costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (12,011)         (15,507)
  Decrease in construction costs payable . . . . . . . . . . . . . . . . . . . .          (293)           --
                                                                                      --------          -------
          Net cash used in investing activities. . . . . . . . . . . . . . . . .       (20,011)         (22,613)
                                                                                      --------          -------




                                         AMLI RESIDENTIAL PROPERTIES TRUST

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                        1997             1996
                                                                                      --------         --------
Cash flows from financing activities:
  Debt proceeds, net of financing costs. . . . . . . . . . . . . . . . . . . . .        21,000           22,059
  Debt repayments, including prepayment penalties. . . . . . . . . . . . . . . .        (2,049)         (22,518)
  Proceeds from preferred shares offering, net of issuance costs . . . . . . . .         --              23,934
  Net proceeds from treasury lock contracts. . . . . . . . . . . . . . . . . . .         --                 336
  Net proceeds from Executive Share Purchase Plan. . . . . . . . . . . . . . . .           166            --
  Employee notes for stock purchase. . . . . . . . . . . . . . . . . . . . . . .        (2,500)           --
  Distributions to minority interest . . . . . . . . . . . . . . . . . . . . . .        (1,269)          (1,180)
  Dividends. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (6,842)          (5,142)
                                                                                      --------          -------
          Net cash provided by financing activities. . . . . . . . . . . . . . .         8,506           17,489
                                                                                      --------          -------

Net decrease in cash and cash equivalents. . . . . . . . . . . . . . . . . . . .        (6,345)            (199)
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . .        10,291            2,279
                                                                                      --------          -------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . .      $  3,946            2,080
                                                                                      ========          =======
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest, net of amounts capitalized. . . . .      $  2,604            2,921
                                                                                      ========         ========



















                           See accompanying notes to consolidated financial statements.

                     AMLI RESIDENTIAL PROPERTIES TRUST

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 1997 AND 1996

                                (Unaudited)
                 (Dollars in thousands, except share data)



1.   ORGANIZATION AND BASIS OF PRESENTATION

     Organization

     AMLI Residential Properties Trust (the "Company") commenced operations upon the completion of its initial public offering on February 15, 1994. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position at March 31, 1997 and December 31, 1996 and the results of operations and cash flows for the periods presented, have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results for the three months ended March 31, 1997 are not necessarily indicative of expected results for the entire year.

     The consolidated financial statements include the accounts of the Company and AMLI Residential Properties, L. P. (the "Operating Partnership" which holds the operating assets of the Company). The Company is the sole general partner and owns an 84% majority interest in the Operating Partnership. The limited partners hold Operating Partnership units ("OP Units") which are convertible into shares of the Company on a one-for-one basis, subject to certain limitations.

     In February 1997, a total of 16,668 new common shares were issued to certain officers and trustees pursuant to the Company's Executive Share Purchase Plan.

     In February 1997, the Company provided $2,500 recourse loans to four Officers/Trustees, as approved by the Board of Trustees, for the purchase on the open market, of 105,000 of the Company's common shares of beneficial interests. These loans bear interest at 6.23% and have a term of nine years from February 28, 1997.

     On March 13, 1997, the Operating Partnership issued 45,549 OP Units in addition to $2,520 in cash for the acquisition of 29 acres of land and 40 apartment units in South Gwinnett, Georgia.

     On March 25, 1997, the Operating Partnership issued 43,819 OP Units in addition to the $1,915 in cash for the purchase of AMLI at Verandah, a 538-unit apartment community in Arlington, Texas. This property was acquired through a co-investment partnership in which the Operating Partnership owns a 35% interest.

     At March 31, 1997, there were a total of 14,828,703 common shares and 1,100,000 preferred shares issued and outstanding. At March 31, 1997, the Company owned 15,928,703 OP Units, which is approximately 84% of the total 18,968,168 OP Units outstanding.

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

     In conjunction with acquisitions of stabilized properties, it is the Company's policy to provide in its acquisition budgets adequate funds to complete any deferred maintenance items and to otherwise make the properties acquired competitive with comparable newly-constructed properties. In some cases the Company will provide in its acquisition budget additional funds to upgrade or otherwise improve new acquisitions.

     Losses in carrying values of investment assets are provided by management when the losses become apparent and the investment asset is considered impaired. Management evaluates its investment properties at least quarterly to assess whether any impairment indications are present, comparing undiscounted future cash flows with the carrying amount of the asset. If any investment asset is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated value. Management believes that no assets are impaired; therefore, no such losses have been required to be recognized or provided in the accompanying consolidated financial statements.

     Properties Under Development

     Land being planned for development and all apartment homes in a new community or new phase are reported as "property under development" until the entire community or new phase is substantially complete and stabilized (generally 95% occupancy). Upon stabilization, all apartment homes in the community or new phase are reported as "rental apartments".

     Regardless of whether or not 95% occupancy is achieved, a community or new phase will be reported as "rental apartments" no later than six months following substantial completion of construction.

     At March 31, 1997, the Company's properties under development include two properties which are in lease-up and are substantially complete, and also include parcels of land in the development planning stage on which physical construction will commence later this year or in 1998. Properties under development are as follows:


                                                                       NUMBER      NUMBER          TOTAL
                                                                        OF          OF            EXPENDED
COMMUNITY                           LOCATION                           ACRES       UNITS       THRU 3/31/97
---------                           --------                           ------      ------      -------------
Wholly-Owned:

Development Communities:
  AMLI at Gleneagles II             Dallas, TX                             12         264         $ 13,354
  AMLI at Regents Center III        Overland Park, KS                      16         124            7,722
  AMLI at Crown Colony II           Topeka, KS                              4          64            2,864
  AMLI at AutumnChase III           Carrollton, TX                         24         240            3,034
  AMLI at Peachtree City            Atlanta, GA                            26         312            6,800
  AMLI at Northwinds I (1)          Atlanta, GA                            40         400            7,236
  AMLI on the Parkway               Dallas, TX                             10         240            1,549
  AMLI at Wells Branch              Austin, TX                             29         576            4,175
  AMLI at Oakhurst                  Aurora, IL                             29         464            6,202
                                                                          ---       -----         --------
    Total Development Communities                                         190       2,684           52,936
                                                                          ---       -----         --------
Land held for future development and Other:
  AMLI at Fossil Creek II           Ft. Worth, TX                          27         520            3,189
  AMLI at Northwinds II (1)         Atlanta, GA                            40         400            3,858
  AMLI at Hedgecoxe                 Plano, TX                              18         240            1,832
  AMLI at Park Creek                Gainesville, GA                        20         200            1,390
  AMLI at South Gwinnett            Gwinnett County, GA                    22         216            1,744
  AMLI at Spring Creek V            Atlanta, GA                            20         160            1,107
  AMLI at Vinings Square(2)         Overland Park, KS                      14         156            9,607
                                                                          ---       -----         --------
    Total land held for future development and Other                      161       1,892           22,727
                                                                          ---       -----         --------
    Total Wholly-Owned                                                    351       4,576           75,663
                                                                          ---       -----         --------

Co-Investments (Company Ownership Percentage):
  AMLI at Aurora Crossing (25%)     Aurora, IL                             18         272           19,354
  AMLI at Barrett Lakes (35%)       Cobb County, GA                        54         446           20,852
  AMLI at Fossil Creek (25%)        Ft. Worth, TX                          19         384           11,859
  AMLI at River Park (40%)          Fulton County, GA                      23         222           13,444
                                                                          ---       -----         --------
    Total Co-Investments                                                  114       1,324           65,509
                                                                          ---       -----         --------
    Total                                                                 465       5,900         $141,172
                                                                          ===       =====         ========






   (1)  It is the Company's intention to develop these land parcels in partnership with one or more institutional investors.

   (2)  The construction and development of this property is financed entirely by the Company.  The loan is accounted for as an acquisition, development and construction loan and all costs are included in the Company's consolidated financial statements.


   Interest and Real Estate Tax Capitalization

   Interest and real estate taxes incurred during the construction period are capitalized and depreciated over the lives of the constructed assets. During the three months ended March 31, 1997 and 1996 total interest capitalized was $1,045 and $558, respectively. Net of amounts capitalized, total interest incurred during the three months ended March 31, 1997 and 1996 aggregated $2,646 and $2,818, respectively.

   Deferred Expenses

   Deferred costs consist primarily of financing costs which are amortized using the straight-line method over the terms of the related debt. Amortization of deferred costs relating to properties under development are capitalized during the construction period, and depreciated over the lives of the constructed assets. Deferred expenses at March 31, 1997 include $70 in unamortized cost of an interest rate cap contract which limits the Company's exposure to increasing rates on $5,845 of floating rate debt through February 15, 1998. Amounts paid totalling $4,850 for purchased interest rate cap agreements are amortized over the terms of the related cap contracts. Cumulative amounts received from these contracts through March 31, 1997 were $6,689.

   Interest Rate Limitation Contracts

   The Company has used interest rate caps and swaps to limit its exposure to increases in interest rates on its floating rate debt. The Company does not use them for trading purposes.

   At March 31, 1997, the Company was a party to an interest rate cap agreement for $5,845 notional amount which entitles the Company to receive from a counterparty on a monthly basis the amount, if any, by which the Company's interest payments on certain floating rate debt through February 15, 1998 exceed capped amounts. At March 31, 1997, the approximate value of this interest rate cap agreement was $106.

   OTHER ASSETS

   At March 31, 1997, other assets consisted primarily of $3,500 in 13% interest-only notes receivable from the Service Companies due in 2004, $3,304 in other current receivables from the Service Companies and affiliates, $1,114 in development fees receivable from affiliated co-investment partnerships, $1,088 in restricted cash, $1,044 in tax escrow deposits and $400 in earnest money deposits. The Company believes that the carrying amounts of its receivable from the Service Companies and other affiliates reasonably approximate their fair values.

   PER SHARE DATA

   Net income per common share is computed based upon 14,819,443 and 11,752,536 weighted average common shares outstanding for the three months ended March 31, 1997 and 1996, respectively. At March 31, 1997 there were 14,828,703 common shares and 1,100,000 preferred shares outstanding. Fully diluted earnings per share is not presented as the impact is not material during the three months ended March 31, 1997 and 1996, and after giving effect to earnings allocated to the Company's preferred shares.

   RECLASSIFICATIONS

   Certain amounts in the consolidated 1996 financial statements of the Company have been reclassified to conform with the current presentation.

3. INVESTMENTS IN PARTNERSHIPS AND SERVICE COMPANIES

   INVESTMENTS IN PARTNERSHIPS

   At March 31, 1997, the Company, as general partner or manager, owned co-investment interests in AMLI Foundation Co-Investors, L.P. ("Foundation"); AMLI Foundation Co-Investors-II, L.P. ("Foundation II");
AMLI at Champions, L.P. ("Champions"); AMLI at Windbrooke, L.P. ("Windbrooke"); AMLI at Willeo Creek, L.P. ("Willeo Creek"); Pleasant Hill Joint Venture ("Pleasant Hill"); Barrett Lakes Limited Liability Company ("Barrett Lakes"); AMLI at Chevy Chase, L.P. ("Chevy Chase"); AMLI at Willowbrook, L.P. ("Willowbrook"); AMLI at River Exchange, L.P. ("River Exchange"); Acquiport/Aurora Crossing, L.P. ("Aurora Crossing"); Acquiport/Fossil Creek, L.P. ("Fossil Creek"); AMLI at Danada, L.L.C. ("Danada"); AMLI at Verandah, L.P. ("Verandah"); and a nominal interest in the GP Properties. These co-investment interests are accounted for using the equity method. Investments in partnerships at March 31, 1997 and the Company's share of income or loss for the three months ended March 31, 1997 from each (excluding the GP Properties from which the Company received distributions and recorded income of $2) are summarized as follows:


   Investments in partnerships at March 31, 1997 and the Company's share of income or loss for the three months ended March 31, 1997 from each are summarized as follows:


                                                           EQUITY (DEFICIT)                   TOTAL    COMPANY'S
                                                          ------------------                  NET      SHARE OF
               PROPERTY (COMPANY'S              TOTAL             COMPANY'S   COMPANY'S     INCOME     NET INCOME
PARTNERSHIP    OWNERSHIP PERCENTAGE)           ASSETS     TOTAL     SHARE     INVESTMENT    (LOSS)       (LOSS)
-----------    ---------------------          -------    -------  ---------   ----------   --------    ----------
Foundation     AMLI at Park Place (25%)       $19,737      6,854      1,713        1,677        129           33
Foundation II  AMLI at Greenwood Forest (15%)  17,357      5,509        826          807        (16)          (2)
Champions      AMLI at Champions Park (15%)    12,396      3,162        475          475        (10)          (2)
Champions      AMLI at Champions Centre (15%)   9,738      2,870        430          431        (38)          (6)
Windbrooke     AMLI at Windbrooke (15%)        17,642      5,560        834          834        (14)          (2)
Willeo Creek   AMLI at Willeo Creek (30%)      15,566      5,225      1,567        1,571         28            8
Chevy Chase    AMLI at Chevy Chase (33%)       46,224     15,180      5,009        5,009        164           54
Pleasant Hill  AMLI at Pleasant Hill (40%)     29,038     11,796      5,015        4,634        300          121
Barrett        AMLI at Barrett Lakes (35%)     20,872     11,041      3,864        4,016        (57)         (20)
Willowbrook    AMLI at Willowbrook (40%)       38,188     12,431      4,973        4,892         50           21
River Exchange AMLI at River Park (40%)        13,461      6,097      2,439        2,412       (126)         (50)
Aurora
 Crossing      AMLI at Aurora Crossing (25%)   19,348     16,590      4,148        4,183        (45)         (11)
Fossil Creek   AMLI at Fossil Creek (25%)      11,861      8,881      2,220        2,252        --           --
Danada         AMLI at Danada (10%)            49,557     23,588      2,363        2,364        115           12
Verandah       AMLI at Verandah (35%)          27,356      8,495      2,973        2,973         24            9
                                              =======     ======    -------       ------       ====          ---
                                                                    $38,849       38,530                     165
                                                                    =======       ======
               GP Properties                                                                                   2
                                                                                                             ---
                                                                                                             167
                                                                                                             ===


   The fixed-rate debt financing which has been obtained from various insurance companies on behalf of these co-
   investment partnerships is summarized below:


                                 TOTAL       OUTSTANDING       INTEREST
  PROPERTY                    COMMITMENT      AT 3/31/97         RATE           MATURITY
 ----------                   ----------      ----------     -----------       ----------
AMLI at Park Place               $13,000         12,578            8.21%          10/5/99
AMLI at Greenwood Forest          11,625         11,625            8.95%          5/10/02
AMLI at Champions Park             9,500          9,060            7.26%          12/5/97
AMLI at Champions Centre           6,700          6,691            8.93%           1/1/02
AMLI at Windbrooke                11,500         11,500            9.24%           2/1/02
AMLI at Willeo Creek              10,000         10,000            6.77%           5/1/03
AMLI at Chevy Chase               29,767         29,767            6.67%           4/1/03
AMLI at Pleasant Hill             15,500         14,865            9.15%           3/1/07
AMLI at Barrett Lakes             16,680          6,507            8.50%          12/1/09
AMLI at Willowbrook               24,500         24,500           7.785%           5/1/03
AMLI at River Park                 9,100          6,125            7.75%          6/27/08
AMLI at Danada                    24,500         24,500            7.33%           3/1/07
AMLI at Verandah                  16,940         16,940            7.55%           4/1/04


   Certain of these loans provide for monthly payments of principal and interest based on a 25 or 27 year amortization schedule and a balloon payment at maturity.  Loans against newly-completed properties provide for payments of interest only for an initial period, with principal amortization commencing generally within two years of completion of construction and initial lease-up.



   Investments in partnerships at December 31, 1996 and the Company's 1996 share of income or loss from each are summarized as follows:


                                                           EQUITY (DEFICIT)                   TOTAL    COMPANY'S
                                                          ------------------                   NET     SHARE OF
               PROPERTY (COMPANY'S              TOTAL              COMPANY'S   COMPANY'S     INCOME    NET INCOME
PARTNERSHIP    OWNERSHIP PERCENTAGE)           ASSETS     TOTAL      SHARE     INVESTMENT    (LOSS)      (LOSS)
-----------    ---------------------          -------    -------   ---------   ----------   --------   ----------

Foundation     AMLI at Park Place (25%)       $20,142      6,724      1,681        1,645        568          143
Foundation II  AMLI at Greenwood Forest (15%)  17,731      5,525        829          809       (181)         (27)
Champions      AMLI at Champions Park (15%)    12,695      3,172        477          477       (183)         (27)
Champions      AMLI at Champions Centre (15%)  10,020      2,908        436          436       (101)         (15)
Windbrooke     AMLI at Windbrooke (15%)        17,600      5,574        836          836       (116)         (17)
Willeo Creek   AMLI at Willeo Creek (30%)      15,556      5,197      1,559        1,562         66           20
Pleasant Hill  AMLI at Pleasant Hill (40%)     27,128     11,987      5,091        4,709        824          320
Barrett        AMLI at Barrett Lakes (35%)     15,454     11,098      3,884        4,007        (22)          (8)
Chevy Chase    AMLI at Chevy Chase (33%)       45,928     15,017      4,955        4,955        170           56
Willowbrook    AMLI at Willowbrook (40%)       38,125     12,382      4,953        4,876        262          105
River Exchange AMLI at River Park (40%)        10,877      6,224      2,489        2,479         51          (21)
Aurora
  Crossing     AMLI at Aurora Crossing (25%)   15,032     11,559      2,890        2,868        --           --
Fossil Creek   AMLI at Fossil Creek (25%)       6,394      3,995        999        1,010        --           --
                                              =======     ======    -------       ------       ====         ----
                                                                    $31,079       30,669                     529
                                                                    =======       ======
               GP Properties                                                                                   2
                                                                                                            ----
                                                                                                             531
                                                                                                            ====

   Investments in Service Companies

   In connection with the formation of the Company (and in June 1994 in the case of Amli Residential Construction, Inc. ("Amrescon"), the Company obtained 5% of the voting common stock and 100% of the nonvoting preferred stock in the Service Companies, which provide property management, construction, landscaping, investment advisory and asset management services to the Company and to certain other parties. The nonvoting preferred stock entitles the Company to approximately 95% of all cash distributions from the Service Companies. The Company accounts for its investments in the Service Companies using the equity method of accounting.

   Summarized combined financial information of the Service Companies at and for the three months ended March 31, 1997 and 1996 follows:

                                           1997            1996
                                         -------         -------
        Income (1)                       $ 1,867           1,229
        General and adminis-
          trative expenses                (1,456)         (1,104)
                                         -------         -------
                                             411             125

        Interest                            (253)           (167)
        Depreciation                         (58)            (27)
        Income taxes                         (40)             39
                                         -------         -------
          Net income (loss)(2)           $    60             (30)
                                         =======         =======
        Total assets                     $12,873           8,334
                                         =======         =======

        (1)   Net of construction and landscaping costs.

        (2) The Company's proportionate share of the net income (loss) of the Service Companies ($11 and $(56) for the three months ended March 31, 1997 and 1996, respectively), includes an elimination of intercompany profit related to construction services provided by Amrescon. Including interest income of $253 and $167 for the three months ended March 31, 1997 and 1996, respectively, total income from the Service Companies was $264 and $111, respectively.

   Interest expense of the Service Companies relates primarily to the 13% notes payable by Amli Management Company ("AMC") and Amli Institutional Advisors, Inc. ("AIA") to the Company and to working capital advances made to Amrescon.

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

   During the three months ended March 31, 1997 and 1996 the Company accrued or paid to the Service Companies fees and other costs and expenses as follows:
                                                  1997             1996
                                                  ----             ----
       Management fees                            $491              454
       General contractor fees                      88              105
       Interest expense                              8                7
       Landscaping and ground maintenance          154              155
                                                  ====              ===

   During the three months ended March 31, 1997 and 1996 the Company earned or received from the Service Companies other income as follows:

                                                  1997             1996
                                                  ----             ----

       Interest on notes receivable               $114              114
       Interest on advances                        139               53
                                                  ====              ===

   During the three months ended March 31, 1997 and 1996 the Company earned or received from co-investment partnerships other income as follows:

                                                  1997             1996
                                                  ----             ----

       Development fees                           $330               32
       Acquisition fees                             49               92
       Disposition fees                            --                66
       Asset management fees                       153               77
       Debt placement fee                           88               --
       Accounting and administrative fees            1                2
       Interest on advances                        --                13
                                                  ====             ====

   The development and acquisition fees earned from co-investment partnerships as shown above include only the venture partners' shares of such fees, as the Company's share of the partnership's cost is eliminated.

5. DEBT

   Bond financing

   AMLI at Spring Creek, an 1,180-unit apartment community in Atlanta, Georgia secures a total of $40,750 of tax-exempt bonds. The terms of the bonds require that a portion of the apartment units be leased to individuals who qualify based on income levels specified by the U.S. Government. The bonds bear interest at a variable rate; however, $31,250 of the total $40,750 had an interest rate cap contract in place against increases in a tax-exempt index rate above 3% through February 14, 1997. The variable rate is adjusted weekly based upon the remarketing rate for these bonds (4.7% at April 30, 1997; 3.37% average for the three months ended March 31, 1997). The credit enhancement for the bonds was provided by a $41,297 five-year letter of credit from Wachovia Bank which expires on October 15, 1999.

   Mortgage notes payable

   At March 31, 1997, the Company owed a total of $152,464 pursuant to eleven fixed rate mortgage notes payable to eight financial institutions. Each loan is secured by a first mortgage on the respective residential apartment community and is non-recourse to the partners, except for a $1,500 portion of one of the mortgage notes payable and $13,701 of another mortgage note payable. The loans bear interest at fixed rates between 7.0% and 9.9%, with maturities extending through May 1, 2006.

   On April 29, 1996, the Company closed on a $43,907 ten-year, 7.79% loan provided by FNMA. The loan is secured by mortgages on three communities in Dallas, Texas. On June 11, 1996, two seven-year loans provided by CIGNA in the aggregate amount of $42,000 at an average interest rate of 7.31% were funded. The net proceeds of these loans were used primarily to repay the Lehman Whole loan and the Lehman Line of Credit. The Company incurred an extraordinary charge of $1,365 which consists of the related unamortized deferred costs on these repaid loans plus prepayment penalties.

   Other notes payable

   Other notes payable are comprised of three floating rate loans due to financial institutions aggregating $27,000 and $750 in another note payable. These loans bear interest at rates of 135 to 165 basis points over LIBOR (7.1% - 7.3% at March 31, 1997). Of the total, $12,400 was the subject of an interest rate swap fixing the interest rate at 6.32% through February 15, 1997 and $14,000 was subject to an interest rate swap fixing the rate at 6.50% through February 24, 1997. In addition, $5,845 is covered by interest rate cap for protection against increases in LIBOR above 3.875% through February 15, 1998.

   On June 16, 1996, the Wachovia Line of credit was modified to increase the commitment amount to $60,000 and to lower the interest rate to LIBOR plus 1.35% (LIBOR plus 1.65% on construction loans until stabilized operations are achieved).

   In April 1996, First Chicago purchased the $27,000 revolving credit and loan facility with Citicorp Real Estate Inc. The loan was modified to increase the commitment amount to $29,500 and to reduce the interest rate to LIBOR plus 1.65%. In April 1997, the interest rate on stabilized communities was reduced to LIBOR plus 1.35%.

   Of the aggregate $98,250 of other note payable, $7,500 is outstanding on the $60,000 Wachovia Line of credit, $19,500 is outstanding on the $29,500 First Chicago facility and $6,772 in letters of credit are outstanding on an $8,000 Line of credit from Harris Trust and Savings Bank. The total $63,728 (net of $6,772 letters of credit) of unused credit is available to fund future development, acquisition and working capital needs. The line of credit agreements provide for customary borrower covenants, including among other things, minimum debt service coverage ratios and maximum loan to value ratios.


   The table below sets forth certain information relating to the indebtedness of the Company.


                                 ORIGINAL       BALANCE         INTEREST       MATURITY      BALANCE
ENCUMBERED PROPERTIES             AMOUNT       AT 3/31/97         RATE           DATE      AT 12/31/96
---------------------           ----------     ----------     ----------      ---------    -----------
BOND FINANCING:
AMLI at Spring Creek              $ 40,750        40,750      Tax-exempt        10/1/24         40,750
                                  --------       -------    rate + 1.23%

MORTGAGE NOTES PAYABLE:
AMLI at the Arboretum                4,800         4,406           9.90%        9/28/97          4,427
AMLI at Gleneagles                   8,500         8,127           7.70%       10/31/97          8,152
AMLI at Martha's Vineyard            7,060         6,641           7.42%        11/1/97          6,669
AMLI at Reflections                  4,800         4,506           7.05%        6/30/98          4,528
AMLI on Rosemeade                    7,050         6,649           7.02%        10/5/98          6,682
AMLI at Sherwood                     7,320         6,947           7.75%         7/1/03          6,992
AMLI at Riverbend                   31,000        30,702           7.30%         7/1/03         30,815
AMLI in Great Hills                 11,000        10,895           7.34%         7/1/03         10,935
AMLI at Valley Ranch                11,500        10,850          7.625%        7/10/03         10,900
AMLI at Regents Center              20,100        19,937             (1)         9/1/05         19,975
AMLI at Beekman Place
AMLI on the Green
AMLI of North Dallas (2)            43,234        42,804          7.789%         5/1/06         42,938
                                  --------       -------                                       -------
  Total Mortgage Notes Payable     156,364       152,464                                       153,013
                                  --------       -------                                       -------

OTHER NOTES PAYABLE:
AMLI at Vinings
AMLI at Sope Creek                  60,000         7,500      L+1.35%(3)        5/31/98          7,500
                                  --------       -------                                       -------

AMLI at Autumn Chase I & II
AMLI at Chase Oaks
AMLI at Gleneagles Phase II         29,500        19,500        L+1.35%         2/28/98           -
                                  --------       -------                                       -------

AMLI at Park Sheridan                8,000          --           L+1.65%        8/30/98           -
Unsecured                              750           750           4.00%         Demand            750
                                  --------       -------                                       -------
  Total Other Notes Payable         98,250        27,750                                         8,250
                                  --------       -------                                       -------
  Total                           $295,364       220,964                                       202,013
                                  ========       =======                                       =======






(1)   $13,800 at 8.73% and $6,300 at 9.23%.
(2)   Sold at a discount of $673.  At March 31, 1997, the unamortized discount amount is $611.
(3)   The Company has used interest rate derivative contracts to fix the interest rate at 6.32% through February
      15, 1997 on $12,400, to fix the interest rate at 6.50% through February 24, 1997 on $14,000 , and to limit the interest rate to 5.23% through February 15, 1998 on $5,845.  The rate is LIBOR + 1.35% on construction loans.



      As of March 31, 1997, the scheduled maturities of the Company's debt are as follows:


                                                                     FIXED RATE         OTHER
                                                      BOND            MORTGAGE          NOTES
                                                   FINANCINGS       NOTES PAYABLE      PAYABLE       TOTAL
                                                  -----------        ------------      -------      -------

      1997 . . . . . . . . . . . . . . .              $  --               20,652           750       21,402
      1998 . . . . . . . . . . . . . . .                 --               12,853        27,000       39,853
      1999 . . . . . . . . . . . . . . .                 --                2,025          --          2,025
      2000 . . . . . . . . . . . . . . .                 --                2,176          --          2,176
      2001 . . . . . . . . . . . . . . .                 --                2,372          --          2,372
      Thereafter . . . . . . . . . . . .               40,750            112,386          --        153,136
                                                      -------            -------       -------      -------
                                                      $40,750            152,464        27,750      220,964
                                                      =======            =======       =======      =======


6.    COMMITMENTS AND CONTINGENCIES

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

      The limited partnership agreement of AMLI at Verandah L.P. provides for the redemption (at an amount determined by formula) by the partnership of the limited partner's entire interest, in its sole discretion, at any time after March 25, 2002, or at any time that there is a designated event of default on related indebtedness of the partnership, which event of default remains uncured and unwaived to the time of notice of redemption election. The redemption amount may be paid in cash or Company shares of beneficial interest, or any combination thereof, in the sole discretion of the Company. The original capital contribution made by the limited partner was $5,525,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS,
         EXCEPT SHARE DATA)

The following discussion is based primarily on the consolidated financial statements of Amli Residential Properties Trust (the "Company") as of March 31, 1997 and December 31, 1996 and for the three months ended March 31, 1997 and 1996.

This information should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

On January 30, 1996, the Company issued 1,200,000 convertible preferred shares for $20 per share, or $24,000, directly to four institutional investors and Amli Realty Co. ("ARC") in a registered offering. During the fourth quarter, the Company completed a public offering (the "Second Offering") of 2,976,900 common shares. The net proceeds of the issuance of the preferred shares and the public offering were used to reduce the Company's debt and fund development costs. As of March 31, 1997, the Company owned an 84% general partnership interest in the Operating Partnership, which holds the operating assets of the Company. The limited partners hold Operating Partnership units ("OP Units") that are convertible into shares of the Company on a one-for-one basis, subject to certain limitations. At March 31, 1997, the Company owned 15,928,703 OP Units and the limited partners owned 3,039,465 OP Units. The Company has qualified, and anticipates continuing to qualify, as a real estate investment trust ("REIT") for Federal income tax purposes.

RESULTS OF OPERATIONS

During the period from January 1, 1996 through March 31, 1997, growth in property revenues and property operating expenses resulted from increases at communities owned as of January 1, 1996, and from the newly-constructed communities.

During the same period, the Company has invested in four co-investment partnerships, which own the 600-unit AMLI at Danada in Wheaton, Illinois, the 538-unit AMLI at Verandah in Arlington, Texas, the 592-unit AMLI at Chevy Chase in Buffalo Grove, Illinois, and the 488-unit AMLI at
Willowbrook in Willowbrook, Illinois.

For the three months ended March 31, 1997, net income attributable to common shares was $4,650, or $.31 per share, on total revenues of $20,850. For the three months ended March 31, 1996, net income was $3,339 or $.29 per share on total revenues of $18,698.

On a "same community" basis, weighted average occupancy of the apartment homes owned wholly by the Company decreased slightly to 93.5% for the three months ended March 31, 1997 from 94% in the prior year. Weighted average collected rental rates increased by .8% to $659 from $654 per unit per month for the three months ended March 31, 1997 and 1996, respectively. Including Co-Investment Communities, weighted average occupancy of the Company's apartment homes decreased to 93.7% for the three months ended March 31, 1997 from 93.8% in the prior year, and weighted average collected rental rates increased by 1.9% to $668 from $656 per unit per month for the three months ended March 31, 1997 and 1996, respectively.

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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 TO THREE MONTHS ENDED MARCH 31, 1996.

Income before minority interest increased to $6,076 for the three months ended March 31, 1997 from $4,473 for the three months ended March 31, 1996.

This increase was primarily attributable to a $2,152 increase in total revenues, reduced by a $370 increase in property operating expenses. Net income for the three months ended March 31, 1997 and 1996 was $5,123 and $3,666, respectively.

Total property revenues increased by $1,513, or 8.3%. On the same community basis total property revenues increased by $423, or 2.4%.

The $964 increase in other revenue includes a $411 increase in share of income from co-investment ventures, a $298 increase in development fees, a $76 increase in asset management fees, and a $86 increase in interest income from Service Companies.

Property operating expenses increased by $370, or 4.8%. On the same community basis, property operating expenses decreased by $105 or 1.4%.

Interest expense, net of the amounts capitalized, decreased from $2,818 to $2,646, or 6.5%.

General and administrative expenses increased from $596 for the three months ended March 31, 1996 to $767 for the three months ended March 31, 1997. The increase is primarily attributable to increased compensation and compensation-related costs.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had $3,946 in cash and cash equivalents and $62,500 in availability under its two primary bank lines of credit, the Wachovia Line, a $60,000 line of credit, and the First Chicago Line, a $29,500 line of credit.

At March 31, 1997, the Company had outstanding borrowings of approximately $7,500 on the Wachovia Line which is secured by mortgages on two wholly-owned communities in Georgia. The rate on the total amount outstanding was fixed at 6.32% per annum through February 15, 1997. The Wachovia Line bears interest at an annual rate of LIBOR plus 1.65% for borrowings secured by communities under development and LIBOR plus 1.35% for borrowings secured by stabilized communities. The remaining credit availability of $52,500 is anticipated to be used to fund future working capital needs and acquisition and development activities.

At March 31, 1997, the Company had outstanding borrowings of approximately $19,500 on the First Chicago Line which bears interest at an annual rate of LIBOR plus 1.35% (LIBOR plus 1.65% on communities under development). The remaining credit availability of $10,000 is expected to be used by the Company to fund construction of AMLI at Autumn Chase Phase III, future working capital needs and acquisition and development activities.

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

For the three months ended March 31, 1997, net cash provided by operating activities was $5,160 For the three months ended March 31, 1996, cash provided by operating activities was $4,925. The increase was primarily attributable to the $2,152 increase in total revenues, net of $571 increase in operating expenses and the $1,396 reduction of other liabilities.

Cash flows used for investing activities were $20,011 for the three months ended March 31, 1997, and net cash flows used for investing activities were $22,613 for the three months ended March 31, 1996.

Net cash flows provided by financing activities were $8,506 for the three months ended March 31, 1997. Net cash flows provided by financing activities were $17,489 for the three months ended March 31, 1996 which reflect net proceeds of $23,934 from preferred shares offering in January 1996.

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

Funds from operations for the three months ended March 31, 1997 and 1996 1995 are summarized as follows:
                                                 MARCH 31,
                                        ------------------------
                                           1997            1996
                                         -------         -------
   Income before minority
     interest                            $ 6,076           4,473
   Depreciation                            3,057           2,669
   Other, net (1)                            500             175
                                         -------          ------
   Funds from operations                 $ 9,633           7,317
                                         =======          ======
   Total shares - weighted average,
     including shares issuable upon
      conversion of preferred
      shares and units                    18,882          15,254
                                         =======          ======

    (1)  Share of co-investment partnerships' depreciation.

Funds from operations as shown above is net of start-up losses at newly-constructed communities. At some communities (such as AMLI at Pleasant Hill and Phase IV of the AMLI at Sope Creek Crossing Apartments), the initial lease-up has been such that there were no start-up losses.

In the typical situation, start-up losses will be recorded between the time the first apartment homes are delivered from construction until occupancy levels are adequate to recover all costs and expenses (including interest but excluding depreciation). The amounts shown above for the three months ended March 31, 1997 and 1996 are shown net of $249 and $0, respectively, of start-up losses which, for the three months ended March 31, 1997 are attributable to the initial lease-up of Phase III of AMLI at Regents Center, Vinings Square, Phase II of AMLI at Crown Colony, AMLI at River Park, AMLI at Barrett Lakes, and AMLI at Aurora Crossing. Comparable amounts may be recorded in future quarters of 1997 and in 1998 as initial lease-up is completed at these and other communities currently under development.

The Company expects to pay quarterly dividends from cash available for distribution. Until distributed, funds available for distribution will be invested in short-term investment-grade securities or used to temporarily reduce outstanding balances on the Company's revolving lines of credit.

The Company expects to meet its short-term liquidity requirements by using its working capital and any portion of net cash flow from operations not distributed currently. The Company is of the opinion that its future net cash flows will be adequate to meet operating requirements in both the short and the long term and provide for payment of dividends by the Company in accordance with REIT requirements. In order to qualify as a REIT, the Company is required to make distributions to its shareholders equal to 95% of its REIT taxable income. The Company's 1997 estimated dividend payment level equals an annual rate of $1.72 per share. The Company estimates that approximately 20% of the total dividends to be paid in 1997 will be treated as a return of capital.

The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, repayment of loans for construction, development, and acquisition activities through the issuance of long-term secured and unsecured debt and additional equity securities of the Company (or OP Units). On July 20, 1995, the Company's shelf registration became effective. The registration statement provided for up to an aggregate of $200,000 of preferred shares, common shares and security warrants which the Company may issue from time to time. During 1996 and the three months ended March 31, 1997, the Company issued preferred shares, common shares and OP Units that total $95,406, leaving a balance of $104,594 that the Company may issue in the future under the shelf registration statement.


COMPANY INDEBTEDNESS

The Company's debt as of March 31, 1997, substantially all of which is secured by first mortgages on nineteen of the wholly-owned communities, is summarized as follows:



                                                SUMMARY DEBT TABLE
                                                ------------------


                                       WEIGHTED AVERAGE                                     PERCENT
TYPE OF INDEBTEDNESS                     INTEREST RATE                  BALANCE             OF TOTAL
--------------------                ----------------------             ---------            --------

Fixed Rate Mortgages                         7.77%                      $152,464              69.0%

Tax-Exempt Bonds (1)                Tax Exempt Rate + 1.23%               40,750              18.5%

Lines of Credit (2)                      LIBOR + 1.35%                    27,000              12.2%

Other                                       Various                          750                .3%
                                                                        --------              ---

     Total:                                                             $220,964              100%
                                                                        ========              ===

--------------------

(1)     The tax exempt bonds bear interest at a variable tax exempt rate and mature on October 1, 2024.  The related credit enhancement expires in 1999.

(2)     Amounts borrowed under lines of credit are due in 1998.



DEVELOPMENT ACTIVITIES

In February 1996, the Company acquired an 80 acre land parcel in Atlanta, Georgia for $6,000. The parcel was acquired for cash and a note that was paid off in May 1996. The Company has begun development of a 400 apartment home community on the Atlanta site and expects to commence development of a second 400 apartment home community in one or more additional phases on adjacent land either for its own account or in partnership with an institutional investor.

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

In December 1996, the Company commenced leasing and rental operations of AMLI at River Park, a 222 apartment home community in Atlanta, Georgia. In June 1996, this community was contributed to a co-investment joint venture.

Of the $15,400 estimated development costs, the co-venturer provided $9,100 in the form of a loan and the remaining costs are being funded from equity contributions from the Company and its co-investment partner.

On February 27, 1996, the Company committed to make a $12,955 construction loan to a third party to fund the development of a 156 apartment home community in Overland Park, Kansas. This community commenced rental operations in February 1997, was approximately 77% complete at March 31, 1997 and is anticipated to be completed in May 1997. The construction and development of this community is accounted for as an acquisition, development and construction loan.

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

On October 9, 1996, the Company acquired 28.6 acres of land located in Aurora, Illinois. The $5,014 purchase price of this parcel was paid partially in cash ($3,429 of which has been paid by the Company and $485 of which is payable when construction is completed) and through the issuance of 53,140 OP Units. The Company intends to develop a 464 apartment home community on this site. Total development costs are projected to be approximately $45,000 and construction has commenced in the first quarter of 1997.

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

INFLATION

Virtually all apartment leases at the communities and co-investment communities are for six or twelve months' duration. This enables the Company to pass along inflationary increases in its operating expenses on a timely basis. Because the Company's property operating expenses (exclusive of depreciation and amortization) are approximately 41% of rental and other revenue, increased inflation typically results in comparable increases in income before interest and general and administrative expenses, so long as rental market conditions allow increases in rental rates while maintaining stable occupancy.

An increase in general price levels may immediately precede, or accompany, an increase in interest rates. The Company's exposure to rising interest rates is mitigated by the existing debt level of approximately 38% of the Company's current total market capitalization and the high percentage (69%) of intermediate term fixed rate debt. As a result, for the foreseeable future, increases in interest expense resulting from increasing inflation are anticipated to be less than future increases in income before interest and general and administrative expenses.

                                                     OCCUPANCY


The following is a listing of approximate physical occupancy levels by quarter for the Company's wholly-owned properties:

                                                     1997                                  1996
                         NUMBER       -------------------------------------     ------------------------------
                           OF          At         At         At         At       At       At       At      At
LOCATION/PROPERTY        UNITS       12/31       9/30       6/30       3/31    12/31     9/30     6/30    3/31
-----------------        ------       ----       ----       ----      -----     ----     ----    -----   -----
WHOLLY-OWNED COMMUNITIES:
------------------------
DALLAS/FT. WORTH, TEXAS
  AMLI at Autumn Chase      450                                         97%      95%      95%      96%     94%
  AMLI at Bear Creek        350                                         95%      92%      93%      95%     95%
  AMLI at Chase Oaks        250                                         96%      96%      96%      95%     98%
  AMLI at Gleneagles        326                                         96%      95%      98%      97%     95%
  AMLI on the Green         424                                         91%      89%      96%      98%     97%
  AMLI at Nantucket         312                                         99%      98%      97%      95%     98%
  AMLI of North Dallas    1,032                                         94%      94%      95%      97%     97%
  AMLI at Reflections       212                                         96%      99%      97%      88%     95%
  AMLI on Rosemeade         236                                         97%      98%      97%      98%     98%
  AMLI on Timberglen        260                                         97%      99%      97%      96%     97%
  AMLI at Valley Ranch      460                                         95%      92%      93%      95%     95%
                          -----        ---        ---        ---        ---      ---      ---      ---     ---
                          4,312                                         95%      94%      96%      96%     96%
                          -----        ---        ---        ---        ---      ---      ---      ---     ---

AUSTIN, TEXAS
  AMLI at the Arboretum     231                                         97%      95%      96%      97%     96%
  AMLI in Great Hills       344                                         95%      94%      97%      97%     96%
  AMLI at Martha's Vineyard 360                                         97%      95%      95%      95%     95%
                          -----        ---        ---        ---        ---      ---      ---      ---     ---
                            935                                         96%      95%      96%      96%     96%
                          -----        ---        ---        ---        ---      ---      ---      ---     ---

ATLANTA, GEORGIA
  AMLI at Sope Creek        695                                         96%      93%      92%      96%     95%
  AMLI at Spring Creek    1,180                                         97%      93%      97%      96%     96%
  AMLI at Vinings           208                                         93%      95%      95%      99%     99%
  AMLI at West Paces        337                                         98%      98%      95%      97%     92%
                          -----        ---        ---        ---        ---      ---      ---      ---     ---
                          2,420                                         96%      94%      95%      96%     95%
                          -----        ---        ---        ---        ---      ---      ---      ---     ---




                                                     1997                                  1996
                         NUMBER       -------------------------------------     ------------------------------
                           OF          At         At         At         At       At       At       At      At
LOCATION/PROPERTY        UNITS       12/31       9/30       6/30       3/31    12/31     9/30     6/30    3/31
-----------------        ------       ----       ----       ----      -----     ----     ----    -----   -----

EASTERN KANSAS
  AMLI at Alvamar           152                                         98%      99%      98%      96%     95%
  AMLI at Crown Colony      156                                         97%      95%      96%      96%     86%
  AMLI at Regents Center    300                                         91%      90%      95%      94%     98%
  AMLI at Sherwood          300                                         98%      96%      97%      97%     89%
                          -----        ---        ---        ---        ---      ---      ---      ---     ---
                            908                                         96%      94%      97%      96%     93%
                          -----        ---        ---        ---        ---      ---      ---      ---     ---
INDIANAPOLIS, INDIANA
  AMLI at Riverbend         996                                         92%      93%      96%      94%     94%
                          -----        ---        ---        ---        ---      ---      ---      ---     ---
CHICAGO, ILLINOIS
  AMLI at Park Sheridan     253                                         93%      90%      92%     907%     96%
                          -----      -----      -----      -----      -----    -----    -----    -----   -----
Total Wholly-Owned
  Communities             9,824                                       95.2%    94.0%    95.6%    95.8%   95.4%
                          -----      -----      -----      -----      -----    -----    -----    -----   -----

CO-INVESTMENT COMMUNITIES:
-------------------------

ATLANTA, GA
  AMLI at Pleasant Hill                                                                 lease    lease   lease
    (40%) (1)               502                                         97%      95%      up       up      up
  AMLI at Towne Creek (1%)  150                                         93%      93%      97%      97%     97%
  AMLI at Willeo Creek
    (30%)                   242                                         98%      95%      97%      N/A     N/A
                          -----      -----      -----      -----      -----    -----    -----    -----   -----
                            894                                         96%      95%      97%      97%     97%
                          -----      -----      -----      -----      -----    -----    -----    -----   -----
CHICAGO, IL
  AMLI at Chevy Chase
    (33%)                   592                                         97%      93%      96%      N/A     N/A
  AMLI at Prairie
    Court (1%)              125                                         97%      96%      97%      97%     97%
  AMLI at Willowbrook (40%) 488                                         96%      92%      94%      N/A     N/A
  AMLI at Windbrooke (15%)  236                                         96%      92%      97%      96%     96%
  AMLI at Danada (10%)      600                                         92%      N/A      N/A      N/A     N/A
                          -----      -----      -----      -----      -----    -----    -----    -----   -----
                          2,041                                         95%      93%      96%      96%     96%
                          -----      -----      -----      -----      -----    -----    -----    -----   -----
DALLAS, TX
  AMLI at Verandah (35%)    538                                         94%      N/A      N/A      N/A     N/A
                          -----      -----      -----      -----      -----    -----    -----    -----   -----





                                                     1997                                  1996
                         NUMBER       -------------------------------------     ------------------------------
                           OF          At         At         At         At       At       At       At      At
LOCATION/PROPERTY        UNITS       12/31       9/30       6/30       3/31    12/31     9/30     6/30    3/31
-----------------        ------       ----       ----       ----      -----     ----     ----    -----   -----

AUSTIN, TX
  AMLI at Park Place
    (25%)                   588                                         96%      97%      95%      97%     97%
                          -----      -----      -----      -----      -----    -----    -----    -----   -----
HOUSTON, TX
  AMLI at Champions
    Centre (15%)            192                                         95%      92%      98%      95%     95%
  AMLI at Champions
    Park (15%)              246                                         97%      92%      95%      89%     89%
  AMLI at Greenwood
    Forest (15%)            316                                         96%      93%      90%      N/A     N/A
                          -----      -----      -----      -----      -----    -----    -----    -----   -----
                            754                                         96%      92%      94%      92%     92%
                          -----      -----      -----      -----      -----    -----    -----    -----   -----
Total Co-Investment
  Communities             4,815                                       95.5%    93.8%    95.4%    95.3%   95.3%
                          -----      -----      -----      -----      -----    -----    -----    -----   -----

TOTAL                    14,639                                       95.3%    93.9%    97.2%    95.7%   91.6%
                         ======      =====      =====      =====      =====    =====    =====    =====   =====


PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


No reports on Form 8-K have been filed during the quarter ended March 31, 1997. The Exhibits filed as part of this report are listed below.



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

                             AMLI RESIDENTIAL PROPERTIES TRUST



Date:  May 14, 1997          By:    /s/ CHARLES C. KRAFT
                                    -----------------------------------
                                    Charles C. Kraft
                                    Principal Accounting Officer
                                    Principal Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Date:  May 14, 1997          By:    /s/ GREGORY T. MUTZ
                                    -----------------------------------
                                    Gregory T. Mutz
                                    Chairman of the Board of Trustees




Date:  May 14, 1997          By:    /s/ ALLAN J. SWEET
                                    -----------------------------------
                                    Allan J. Sweet
                                    President and Trustee




Date:  May 14, 1997          By:    /s/ CHARLES C. KRAFT
                                    -----------------------------------
                                    Charles C. Kraft
                                    Principal Accounting Officer
                                    Principal Financial Officer