Form 10-Q
period 1997-06-30
AMLI RESIDENTIAL PROPERTIES TRUST
filed 1997-08-08
CIK 914724

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549


                                  FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



                For the Quarterly Period Ended June 30, 1997



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

The number of the Registrant's Common Shares of Beneficial Interest outstanding was 14,871,067 as of June 30, 1997.

                                    INDEX



PART I:  FINANCIAL INFORMATION


Item 1:     Financial Statements (Unaudited)


            Consolidated Balance Sheets as of
              June 30, 1997 and December 31, 1996. . . . . . . .       3


            Consolidated Statements of Operations for
              the three and six months ended June 30, 1997
              and 1996 . . . . . . . . . . . . . . . . . . . . .       5


            Consolidated Statements of Cash Flows for
              the six months ended June 30, 1997 and
              1996 . . . . . . . . . . . . . . . . . . . . . . .       7


            Notes to Consolidated Financial Statements . . . . .       9



Item 2:     Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations. . . . . . . . . . . . . . .      25



PART II:  OTHER INFORMATION


Item 4.     Submission of Matters to a Vote of
              Security Holders . . . . . . . . . . . . . . . . .      35

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . .      35



SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . .      36

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                          AMLI RESIDENTIAL PROPERTIES TRUST

                                             CONSOLIDATED BALANCE SHEETS

                                         JUNE 30, 1997 AND DECEMBER 31, 1996

                                                     (UNAUDITED)
                                      (Dollars in thousands, except share data)
                                                                                      JUNE 30,     DECEMBER 31,
                                                                                        1997           1996
                                                                                     ----------    ------------
ASSETS:
Rental apartments:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   63,356          59,854
  Depreciable property . . . . . . . . . . . . . . . . . . . . . . . . . . .            403,790         373,140
                                                                                     ----------      ----------
                                                                                        467,146         432,994
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . .            (56,731)        (50,478)
                                                                                     ----------      ----------
                                                                                        410,415         382,516

Property under development . . . . . . . . . . . . . . . . . . . . . . . . .             68,007          62,525
Investments in partnerships. . . . . . . . . . . . . . . . . . . . . . . . .             40,257          30,669

Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . .                461          10,291
Security deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,730           1,737
Deferred expenses, net . . . . . . . . . . . . . . . . . . . . . . . . . . .              2,881           2,139
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             12,633          14,480
                                                                                     ----------      ----------
          Total Assets                                                               $  536,384         504,357
                                                                                     ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Debt (note 5). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  238,061         202,013
Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . . . .              1,216           1,161
Accrued real estate taxes payable. . . . . . . . . . . . . . . . . . . . . .              5,854           6,978
Construction costs payable . . . . . . . . . . . . . . . . . . . . . . . . .              5,030           2,263
Security deposits and prepaid rents. . . . . . . . . . . . . . . . . . . . .              2,223           2,757
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,625           2,292
                                                                                     ----------      ----------
          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . .            254,009         217,464
                                                                                     ----------      ----------





                                          AMLI RESIDENTIAL PROPERTIES TRUST

                                       CONSOLIDATED BALANCE SHEETS - CONTINUED


                                                                                      JUNE 30,     DECEMBER 31,
                                                                                        1997           1996
                                                                                     ----------    ------------

Commitments and contingencies

Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             45,243          44,871
                                                                                     ----------      ----------

SHAREHOLDERS' EQUITY:
Preferred shares of beneficial interest, $.01 par value,
  1,500,000 authorized, 1,200,000 issued and
  1,100,000 outstanding. . . . . . . . . . . . . . . . . . . . . . . . . . .                 11              11
Shares of beneficial interest, $.01 par value, 148,500,000
  authorized, 14,871,067 and 14,812,035 common shares issued
  and outstanding, respectively. . . . . . . . . . . . . . . . . . . . . . .                149             148
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . .            303,197         301,584
Employees and trustees notes . . . . . . . . . . . . . . . . . . . . . . . .             (3,307)           (486)
Retained earnings (deficit). . . . . . . . . . . . . . . . . . . . . . . . .              4,570          (5,455)
Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (67,488)        (53,780)
                                                                                     ----------      ----------
          Total shareholders' equity . . . . . . . . . . . . . . . . . . . .            237,132         242,022
                                                                                     ----------      ----------

          Total Liabilities and Shareholders' Equity . . . . . . . . . . . .         $  536,384         504,357
                                                                                     ==========      ==========

















                            See accompanying notes to consolidated financial statements.

                                          AMLI RESIDENTIAL PROPERTIES TRUST

                                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                  THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                     (UNAUDITED)
                                      (Dollars in thousands, except share data)


                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  JUNE 30                         JUNE 30
                                                          ------------------------       ------------------------
                                                             1997           1996            1997           1996
                                                          ---------       --------       ---------       --------
Revenues:
  Property:
    Rental . . . . . . . . . . . . . . . . . . . . .      $  19,281         17,766          37,961         35,197
    Other. . . . . . . . . . . . . . . . . . . . . .          1,019            814           1,994          1,525
  Interest and share of income from
   Service Companies . . . . . . . . . . . . . . . .            253            106             517            217
  Other interest . . . . . . . . . . . . . . . . . .            120             53             227            125
  Share of income from co-investment
   partnerships. . . . . . . . . . . . . . . . . . .            166            129             333            209
  Fees from co-investment partnerships
   and other . . . . . . . . . . . . . . . . . . . .            474            379           1,131            672
                                                           --------       --------        --------       --------
          Total revenues . . . . . . . . . . . . . .         21,313         19,247          42,163         37,945
                                                           --------       --------        --------       --------
Expenses:
  Personnel. . . . . . . . . . . . . . . . . . . . .          1,822          1,727           3,545          3,321
  Advertising and promotion. . . . . . . . . . . . .            482            478             989            950
  Utilities. . . . . . . . . . . . . . . . . . . . .            909          1,001           1,934          2,067
  Building repairs and maintenance and
   maintenance services. . . . . . . . . . . . . . .          1,407          1,182           2,563          2,297
  Landscaping and grounds maintenance. . . . . . . .            515            524             879            855
  Real estate taxes. . . . . . . . . . . . . . . . .          2,312          2,173           4,634          4,293
  Insurance. . . . . . . . . . . . . . . . . . . . .            200            253             398            487
  Property management fees . . . . . . . . . . . . .            517            464           1,008            918
  Other operating expenses . . . . . . . . . . . . .            236            296             511            601
  Interest . . . . . . . . . . . . . . . . . . . . .          2,886          2,996           5,532          5,814
  Amortization of deferred costs . . . . . . . . . .             87            400             330            851
  Depreciation . . . . . . . . . . . . . . . . . . .          3,196          2,726           6,253          5,395
  General and administrative . . . . . . . . . . . .            706            532           1,473          1,128
                                                           --------       --------        --------       --------
          Total expenses . . . . . . . . . . . . . .         15,275         14,752          30,049         28,977
                                                           --------       --------        --------       --------




                                          AMLI RESIDENTIAL PROPERTIES TRUST

                                  CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED


                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  JUNE 30                         JUNE 30
                                                          ------------------------       ------------------------
                                                             1997           1996            1997           1996
                                                          ---------       --------       ---------       --------

Income before non-recurring gain . . . . . . . . . .          6,038          4,495          12,114          8,968
Nonrecurring gain. . . . . . . . . . . . . . . . . .          --               584           --               584
                                                           --------       --------        --------       --------
Income before minority interest and
  extraordinary item . . . . . . . . . . . . . . . .          6,038          5,079          12,114          9,552
Minority interest. . . . . . . . . . . . . . . . . .            958            920           1,911          1,727
                                                           --------       --------        --------       --------
Income before extraordinary item . . . . . . . . . .          5,080          4,159          10,203          7,825
Extraordinary item -
  loss on early extinguishment of debt
  (net of minority interest) . . . . . . . . . . . .            177          1,118             177          1,118
                                                           --------       --------        --------       --------
          Net income . . . . . . . . . . . . . . . .          4,903          3,041          10,026          6,707
Less income attributable to Series A
  preferred shares . . . . . . . . . . . . . . . . .            473            473             946            800
                                                           --------       --------        --------       --------

          Net income attributable to
            common shares. . . . . . . . . . . . . .       $  4,430          2,568           9,080          5,907
                                                           ========       ========        ========       ========

Net income per common share:
  Before extraordinary item. . . . . . . . . . . . .       $    .31            .31             .62            .60
  Extraordinary item . . . . . . . . . . . . . . . .       $   (.01)          (.09)           (.01)          (.09)
  Net income per common share. . . . . . . . . . . .       $    .30            .22             .61            .51
Dividends declared and paid per common share . . . .       $    .43            .43             .86            .86
                                                           ========       ========        ========       ========










                            See accompanying notes to consolidated financial statements.

                                          AMLI RESIDENTIAL PROPERTIES TRUST

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                     (UNAUDITED)
                                               (Dollars in thousands)
                                                                                           1997            1996
                                                                                         --------        --------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  10,026           6,707
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,253           5,395
    Amortization of deferred costs . . . . . . . . . . . . . . . . . . . . . . . .            330             851
    Income from partnerships . . . . . . . . . . . . . . . . . . . . . . . . . . .           (333)           (209)
    (Income) loss from Service Companies . . . . . . . . . . . . . . . . . . . . .            (77)            151
    Non-recurring gain . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --               (584)
    Loss on early extinguishment of debt . . . . . . . . . . . . . . . . . . . . .            211           1,365
    Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,877           1,480
  Changes in assets and liabilities:
    Increase in deferred costs . . . . . . . . . . . . . . . . . . . . . . . . . .           (272)          --
    Decrease (increase) in security deposits . . . . . . . . . . . . . . . . . . .              7              (1)
    Decrease (increase) in other assets. . . . . . . . . . . . . . . . . . . . . .            970            (806)
    Increase (decrease) in accrued interest payable. . . . . . . . . . . . . . . .             55            (238)
    Decrease in accrued real estate taxes. . . . . . . . . . . . . . . . . . . . .         (1,124)         (1,394)
    Decrease in tenant security deposits and prepaid rents . . . . . . . . . . . .           (534)           (248)
    (Decrease) increase in other liabilities . . . . . . . . . . . . . . . . . . .           (667)            478
                                                                                         --------         -------
          Net cash provided by operating activities. . . . . . . . . . . . . . . .         16,722          12,947
                                                                                         --------         -------

Cash flows for investing activities:
  Investments in partnerships. . . . . . . . . . . . . . . . . . . . . . . . . . .         (9,492)        (11,347)
  Cash distributions from partnerships . . . . . . . . . . . . . . . . . . . . . .          1,311             528
  Payments from (advances to) affiliates . . . . . . . . . . . . . . . . . . . . .          1,027          (2,675)
  Earnest money deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (75)            450
  Capital expenditures - existing properties . . . . . . . . . . . . . . . . . . .         (1,880)           (727)
  Acquisition properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (11,231)          --
  Properties under development, net of reimbursable
   co-investors' costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (25,240)        (21,653)
  Increase in construction costs payable . . . . . . . . . . . . . . . . . . . . .          2,767             452
                                                                                         --------         -------
          Net cash used in investing activities. . . . . . . . . . . . . . . . . .        (42,813)        (34,972)
                                                                                         --------         -------




                                          AMLI RESIDENTIAL PROPERTIES TRUST

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                           1997            1996
                                                                                         --------        --------
Cash flows from financing activities:
  Debt proceeds, net of financing costs. . . . . . . . . . . . . . . . . . . . . .         79,938         127,045
  Debt repayments, including prepayment penalties. . . . . . . . . . . . . . . . .        (45,107)       (116,439)
  Proceeds from shares offering, net of issuance costs . . . . . . . . . . . . . .            (57)         23,918
  Net proceeds from treasury lock contracts. . . . . . . . . . . . . . . . . . . .          --              1,424
  Net proceeds from sale of interest rate cap contracts. . . . . . . . . . . . . .          --              1,310
  Net proceeds from Executive Share Purchase Plan. . . . . . . . . . . . . . . . .            249           --
  Employee notes for stock purchase. . . . . . . . . . . . . . . . . . . . . . . .         (2,500)          --
  Principal receipts on employee notes . . . . . . . . . . . . . . . . . . . . . .              7           --
  Distributions to minority interest . . . . . . . . . . . . . . . . . . . . . . .         (2,561)         (2,366)
  Dividends. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (13,708)        (10,687)
                                                                                         --------         -------
          Net cash provided by financing activities. . . . . . . . . . . . . . . .         16,261          24,205
                                                                                         --------         -------

Net (decrease) increase in cash and cash equivalents . . . . . . . . . . . . . . .         (9,830)          2,180
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . .         10,291           2,279
                                                                                         --------         -------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . .       $    461           4,459
                                                                                         ========         =======
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest, net of amounts capitalized. . . . . .       $  5,477           6,052
                                                                                         ========        ========

















                            See accompanying notes to consolidated financial statements.

                      AMLI RESIDENTIAL PROPERTIES TRUST

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JUNE 30, 1997 AND 1996

                                 (Unaudited)
                  (Dollars in thousands, except share data)



1.    ORGANIZATION AND BASIS OF PRESENTATION

      Organization

      AMLI Residential Properties Trust (the "Company") commenced operations upon the completion of its initial public offering on February 15, 1994. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position at June 30, 1997 and December 31, 1996 and the results of operations and cash flows for the periods presented, have been made.

      Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results for the six months ended June 30, 1997 are not necessarily indicative of expected results for the entire year.

      The consolidated financial statements include the accounts of the Company and AMLI Residential Properties, L. P. (the "Operating Partnership" which holds the operating assets of the Company). The Company is the sole general partner and owns an 84% majority interest in the Operating Partnership. The limited partners hold Operating Partnership units ("OP Units") which are convertible into shares of the Company on a one-for-one basis, subject to certain limitations. Through June 30, 1997, 203,317 OP Units have been converted to Common Shares (34,252 during the six months ended June 30, 1997).

      During the first half of 1997, a total of 24,780 new common shares were issued to certain officers and trustees pursuant to the Company's Executive Share Purchase Plan.

      In February 1997, the Company provided recourse loans totalling $2,500 to four Officers/Trustees, as approved by the Board of Trustees, for the purchase on the open market of 105,000 of the Company's common shares of beneficial interests. These loans bear interest at 6.23% and have a term of nine years from February 28, 1997.

      On March 13, 1997, the Operating Partnership issued 45,549 OP Units and paid $2,520 in cash for the acquisition of 29 acres of land and 40 apartment units in Gwinnett County, Georgia.

      On March 25, 1997, the Operating Partnership issued 43,819 OP Units and paid $1,915 in cash for the purchase of AMLI at Verandah, a 538-unit apartment community in Arlington, Texas. This property was acquired through a co-investment partnership in which the Operating Partnership owns a 35% interest.

      At June 30, 1997, there were a total of 14,871,067 common shares and 1,100,000 preferred shares issued and outstanding, and the Company owned 15,971,067 OP Units (approximately 84% of the total 18,976,280 OP Units outstanding).

      The Company's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the report periods to prepare these financial statements in conformity with generally accepted accounting principles. Actual amounts realized or paid could differ from these estimates.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Real Estate Assets and Depreciation

      Real estate assets are stated at cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred; replacements having an estimated useful life of at least one year and betterments are capitalized and depreciated over their estimated useful lives.
Depreciation is computed on a straight-line basis over useful lives of the properties (buildings and related land improvements -- 40 years; furniture, fixtures and equipment -- 5 - 15 years). Eighteen of the twenty-four completed, wholly-owned communities are pledged to secure debt (see note
5).

      In conjunction with acquisitions of stabilized properties, it is the Company's policy to provide in its acquisition budgets adequate funds to complete any deferred maintenance items and to otherwise make the properties acquired competitive with comparable newly-constructed properties. In some cases the Company will provide in its acquisition budget additional funds to upgrade or otherwise improve new acquisitions. Such costs are capitalized in accordance with the Company's policy.

      On June 11, 1997, the Company acquired Paces North, a 152 apartment home community adjacent to AMLI at Vinings in Smyrna, Georgia. The operations of Paces North will be combined with AMLI at Vinings and the newly combined community will contain a total of 360 apartment homes. The purchase price of $8,900 was paid in cash. In addition, the Company anticipates that it will spend approximately $250 for capital improvements.

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

      At June 30, 1997, the Company's properties under development include parcels of land in the development planning stage on which physical construction will commence later this year or in 1998. Properties under development are as follows:


                                                                         NUMBER      NUMBER          TOTAL
                                                                          OF          OF            EXPENDED
COMMUNITY                            LOCATION                            ACRES       UNITS       THRU 6/30/97
---------                            --------                            ------      ------      -------------
Wholly-Owned:

Development Communities:
  AMLI at Crown Colony II            Topeka, KS                              4           64         $  3,503
  AMLI at AutumnChase III            Carrollton, TX                         24          240            4,283
  AMLI at Peachtree City             Atlanta, GA                            26          312            9,726
  AMLI at Northwinds I (1)           Atlanta, GA                            40          400           10,640
  AMLI on the Parkway                Dallas, TX                             10          240            1,827
  AMLI at Wells Branch               Austin, TX                             29          576            5,671
  AMLI at Oakhurst                   Aurora, IL                             29          464            7,046
                                                                           ---        -----         --------
    Total Development Communities                                          162        2,296           42,696
                                                                           ---        -----         --------
Land held for future development and Other:
  AMLI at Fossil Creek II            Ft. Worth, TX                          27          520            3,287
  AMLI at Northwinds II (1)          Atlanta, GA                            40          400            3,974
  AMLI at Hedgecoxe                  Plano, TX                              18          240            1,876
  AMLI at Park Creek                 Gainesville, GA                        20          200            1,925
  AMLI at South Gwinnett             Gwinnett County, GA                    22          216            1,827
  AMLI at Spring Creek V             Atlanta, GA                            20          160            1,082
  Vinings Square(2)                  Overland Park, KS                      14          156           11,340
                                                                           ---        -----         --------
    Total land held for future development and Other                       161        1,892           25,311
                                                                           ---        -----         --------
    Total Wholly-Owned                                                     323        4,188           68,007
                                                                           ---        -----         --------

Co-Investments (Company Ownership Percentage):
  AMLI at Aurora Crossing (25%)      Aurora, IL                             18          272           22,690
  AMLI at Barrett Lakes (35%)        Cobb County, GA                        54          446           24,399
  AMLI at Fossil Creek (25%)         Ft. Worth, TX                          19          384           17,741
  AMLI at River Park (40%)           Fulton County, GA                      23          222           13,897
                                                                           ---        -----         --------
    Total Co-Investments                                                   114        1,324           78,727
                                                                           ---        -----         --------
    Total                                                                  437        5,512         $146,734
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


   Interest and Real Estate Tax Capitalization

   Interest and real estate taxes incurred during the construction period are capitalized and depreciated over the lives of the constructed assets. During the six months ended June 30, 1997 and 1996 total interest capitalized was $2,210 and $1,359, respectively. Net of amounts capitalized, total interest incurred during the six months ended June 30, 1997 and 1996 aggregated $5,532 and $5,814, respectively.

   Deferred Expenses

   Deferred costs consist primarily of financing costs which are amortized using the straight-line method over the terms of the related debt. Amortization of deferred costs relating to properties under development are capitalized during the construction period, and depreciated over the lives of the constructed assets. Deferred expenses at June 30, 1997 include $52 in unamortized cost of an interest rate cap contract which limits the Company's exposure to increasing rates on $5,845 of floating rate debt through February 15, 1998.

   Interest Rate Limitation Contracts

   The Company has used interest rate caps and swaps to limit its exposure to increases in interest rates on its floating rate debt. The Company does not use them for trading purposes.

   At June 30, 1997, the Company was a party to an interest rate cap agreement for $5,845 notional amount which entitles the Company to receive from a counterparty on a monthly basis the amount, if any, by which the Company's interest payments on certain floating rate debt through February 15, 1998 exceed capped amounts. At June 30, 1997, the approximate value of this interest rate cap agreement was $68.

   OTHER ASSETS

   At June 30, 1997, other assets consisted primarily of $3,500 in 13% interest-only notes receivable from the Service Companies due in 2004, $4,945 in other current receivables from the Service Companies and other affiliates, $1,441 in development fees receivable from affiliated co-investment partnerships, $550 in restricted cash, $744 in tax escrow deposits and $750 in earnest money deposits. The Company believes that the carrying amounts of its receivable from the Service Companies and other affiliates reasonably approximate their fair values.

   PER SHARE DATA

   Net income per common share is computed based upon 14,842,247 and 11,772,837 weighted average common shares outstanding during the six months ended June 30, 1997 and 1996, and 14,864,800 and 11,793,138 weighted average number of common shares outstanding during the three months ended June 30, 1997 and 1996, respectively. At June 30, 1997 there were 14,871,067 common shares and 1,100,000 preferred shares outstanding. Fully diluted earnings per share is not presented as the impact is not material during the three or six months ended June 30, 1997 and 1996.

   RECLASSIFICATIONS

   Certain amounts in the 1996 consolidated financial statements of the Company have been reclassified to conform with the current presentation.

3. INVESTMENTS IN PARTNERSHIPS AND SERVICE COMPANIES

   INVESTMENTS IN PARTNERSHIPS

   At June 30, 1997, the Company, as general partner or manager, owned co-investment interests in AMLI Foundation Co-Investors, L.P.
("Foundation"); AMLI Foundation Co-Investors-II, L.P. ("Foundation II"); AMLI at Champions, L.P. ("Champions"); AMLI at Windbrooke, L.P. ("Windbrooke"); AMLI at Willeo Creek, L.P. ("Willeo Creek"); Pleasant Hill Joint Venture ("Pleasant Hill"); Barrett Lakes Limited Liability Company ("Barrett Lakes"); AMLI at Chevy Chase, L.P. ("Chevy Chase"); AMLI at Willowbrook, L.P. ("Willowbrook"); AMLI at River Exchange, L.P. ("River Exchange"); Acquiport/Aurora Crossing, L.P. ("Aurora Crossing"); Acquiport/Fossil Creek, L.P. ("Fossil Creek"); AMLI at Danada, L.L.C. ("Danada"); AMLI at Verandah, L.P. ("Verandah"); and a nominal interest in the GP Properties. These co-investment interests are accounted for using the equity method. Investments in partnerships at June 30, 1997 and the Company's share of income or loss for the six months ended June 30, 1997 from each (excluding the GP Properties from which the Company received distributions and recorded income of $2) are summarized as follows:


   Investments in partnerships at June 30, 1997 and the Company's share of income or loss for the six months ended
June 30, 1997 from each are summarized as follows:


                                                             EQUITY (DEFICIT)                   TOTAL    COMPANY'S
                                                            ------------------                  NET      SHARE OF
                PROPERTY (COMPANY'S              TOTAL              COMPANY'S   COMPANY'S     INCOME     NET INCOME
PARTNERSHIP     OWNERSHIP PERCENTAGE)           ASSETS     TOTAL      SHARE     INVESTMENT    (LOSS)       (LOSS)
-----------     ---------------------          -------    -------   ---------   ----------   --------    ----------
Foundation      AMLI at Park Place (25%)      $ 19,413      6,441       1,610        1,574        197           50
Foundation II   AMLI at Greenwood Forest (15%)  17,217      5,256         788          769        (29)          (4)
Champions       AMLI at Champions Park (15%)    12,633      3,223         483          483         50            7
Champions       AMLI at Champions Centre (15%)   9,756      2,868         430          430        (40)          (5)
Windbrooke      AMLI at Windbrooke (15%)        17,310      5,287         793          793        (37)          (6)
Willeo Creek    AMLI at Willeo Creek (30%)      15,376      5,011       1,503        1,503         64           16
Chevy Chase     AMLI at Chevy Chase (33%)       45,269     14,439       4,765        4,765        318          105
Pleasant Hill   AMLI at Pleasant Hill (40%)     26,943     11,613       4,930        4,533        546          222
Barrett         AMLI at Barrett Lakes (35%)     24,333     11,023       3,858        4,004        (75)         (26)
Willowbrook     AMLI at Willowbrook (40%)       37,510     11,924       4,770        4,687        103           43
River Exchange  AMLI at River Park (40%)        13,756      5,967       2,387        2,356       (257)        (102)
Aurora
 Crossing       AMLI Aurora Crossing (25%)      22,574     20,265       5,066        5,163       (178)         (45)
Fossil Creek    AMLI at Fossil Creek (25%)      17,772     15,144       3,786        3,840        (70)         (18)
Danada          AMLI at Danada (10%)            49,194     23,326       2,333        2,333        357           36
Verandah        AMLI at Verandah (35%)          25,902      8,432       2,961        3,023         95           58
                                               =======     ======     -------       ------       ====          ---
                                                                      $40,463       40,256                     331
                                                                      =======       ======
                GP Properties                                                                                    2
                                                                                                               ---
                                                                                                               333
                                                                                                               ===


   The fixed-rate debt financing which has been obtained from various insurance companies on behalf of these co-
   investment partnerships is summarized below:


                                  TOTAL       OUTSTANDING        INTEREST
  PROPERTY                     COMMITMENT      AT 6/30/97          RATE           MATURITY
 ----------                    ----------      ----------      -----------       ----------
AMLI at Park Place               $ 13,000         12,529             8.21%          10/5/99
AMLI at Greenwood Forest           11,625         11,625             8.95%          5/10/02
AMLI at Champions Park              9,500          9,029             7.26%          12/5/97
AMLI at Champions Centre            6,700          6,677             8.93%           1/1/02
AMLI at Windbrooke                 11,500         11,500             9.24%           2/1/02
AMLI at Willeo Creek               10,000          9,987             6.77%           5/1/03
AMLI at Chevy Chase                29,767         29,690             6.67%           4/1/03
AMLI at Pleasant Hill              15,500         14,831             9.15%           3/1/07
AMLI at Barrett Lakes              16,680         10,489             8.50%          12/1/09
AMLI at Willowbrook                24,500         24,474            7.785%           5/1/03
AMLI at River Park                  9,100          7,479             7.75%          6/27/08
AMLI at Danada                     24,500         24,500             7.33%           3/1/07
AMLI at Verandah                   16,940         16,940             7.55%           4/1/04
                                 --------        -------
                                 $199,312        189,750
                                 ========        =======


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



   Investments in partnerships at December 31, 1996 and the Company's 1996 share of income or loss from each are summarized as follows:


                                                             EQUITY (DEFICIT)                   TOTAL    COMPANY'S
                                                            ------------------                   NET     SHARE OF
                PROPERTY (COMPANY'S              TOTAL               COMPANY'S   COMPANY'S     INCOME    NET INCOME
PARTNERSHIP     OWNERSHIP PERCENTAGE)           ASSETS     TOTAL       SHARE     INVESTMENT    (LOSS)      (LOSS)
-----------     ---------------------          -------    -------    ---------   ----------   --------   ----------

Foundation      AMLI at Park Place (25%)       $20,142      6,724       1,681        1,645        568          143
Foundation II   AMLI at Greenwood Forest (15%)  17,731      5,525         829          809       (181)         (27)
Champions       AMLI at Champions Park (15%)    12,695      3,172         477          477       (183)         (27)
Champions       AMLI at Champions Centre (15%)  10,020      2,908         436          436       (101)         (15)
Windbrooke      AMLI at Windbrooke (15%)        17,600      5,574         836          836       (116)         (17)
Willeo Creek    AMLI at Willeo Creek (30%)      15,556      5,197       1,559        1,562         66           20
Pleasant Hill   AMLI at Pleasant Hill (40%)     27,128     11,987       5,091        4,709        824          320
Barrett         AMLI at Barrett Lakes (35%)     15,454     11,098       3,884        4,007        (22)          (8)
Chevy Chase     AMLI at Chevy Chase (33%)       45,928     15,017       4,955        4,955        170           56
Willowbrook     AMLI at Willowbrook (40%)       38,125     12,382       4,953        4,876        262          105
River Exchange  AMLI at River Park (40%)        10,877      6,224       2,489        2,479         51          (21)
Aurora
  Crossing      AMLI at Aurora Crossing (25%)   15,032     11,559       2,890        2,868        --           --
Fossil Creek    AMLI at Fossil Creek (25%)       6,394      3,995         999        1,010        --           --
                                               =======     ======     -------       ------       ====         ----
                                                                      $31,079       30,669                     529
                                                                      =======       ======
                GP Properties                                                                                   30
                                                                                                              ----
                                                                                                               559
                                                                                                              ====

   Investments in Service Companies

   In connection with the formation of the Company (and in June 1994 in the case of Amli Residential Construction, Inc. ("Amrescon")), the Company obtained 5% of the voting common stock and 100% of the nonvoting preferred stock in the Service Companies, which provide property management, construction, landscaping, investment advisory and asset management services to the Company and to certain other parties. The nonvoting preferred stock entitles the Company to approximately 95% of all cash distributions from the Service Companies. The Company accounts for its investments in the Service Companies using the equity method of accounting.

   Summarized combined financial information of the Service Companies at and for the six months ended June 30, 1997 and 1996 follows:

                                            1997             1996
                                          -------          -------
        Income (1)                        $ 4,120            2,576
        General and adminis-
          trative expenses                 (3,041)          (2,281)
                                          -------          -------
                                            1,079              295

        Interest                             (440)            (367)
        Depreciation                         (108)             (85)
        Income taxes                         (207)              30
                                          -------          -------
          Net income (loss)(2)            $   324             (127)
                                          =======          =======
        Total assets                      $12,958           10,399
                                          =======          =======

        (1)    Net of construction and landscaping costs.

        (2) The Company's proportionate share of the net income (loss) of the Service Companies ($77 and $(151) for the six months ended June 30, 1997 and 1996, respectively), includes an elimination of intercompany profit related to construction services provided by Amrescon. Including interest income of $440 and $368, respectively, total income from the Service Companies was $517 and $217, respectively, for the six months ended June 30, 1997 and 1996.

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

   During the six months ended June 30, 1997 and 1996 the Company accrued or paid to the Service Companies fees and other costs and expenses as follows:
                                                  1997              1996
                                                 ------             ----
       Management fees                           $1,008              918
       General contractor fees                    1,169              280
       Interest expense                              15               15
       Landscaping and ground maintenance           316              308
                                                 ======             ====

   During the six months ended June 30, 1997 and 1996 the Company earned or received from the Service Companies other income as follows:

                                                   1997             1996
                                                   ----             ----

       Interest on notes receivable                $228              228
       Interest on advances                         212              140
                                                   ====              ===

   During the six months ended June 30, 1997 and 1996 the Company earned or received from co-investment partnerships other income as follows:

                                                   1997             1996
                                                   ----             ----

       Development fees                            $601              131
       Acquisition fees                              49              184
       Disposition fees                             --                66
       Asset management fees                        304              220
       Debt placement fee                            88              --
       Accounting and administrative fees             8                4
       Interest on advances                         --                19
                                                   ====             ====

   The development and acquisition fees earned from co-investment partnerships as shown above include only the venture partners' shares of such costs, as the Company's share of the partnership's cost is eliminated.

5. DEBT

   Bond financing

   AMLI at Spring Creek, an 1,180-unit apartment community in Atlanta, Georgia, secures a total of $40,750 of tax-exempt bonds. The terms of the bonds require that a portion of the apartment units be leased to individuals who qualify based on income levels specified by the U.S. Government. The bonds bear interest at a variable rate that is adjusted weekly based upon the remarketing rate for these bonds (3.90% at July 23, 1997; 3.71% average for the six months ended June 30, 1997). The credit enhancement for the bonds was provided by a $41,297 five-year letter of credit from Wachovia Bank which expires on October 15, 1999.

   Mortgage notes payable

   At June 30, 1997, the Company owed a total of $167,061 pursuant to fourteen fixed rate mortgage notes payable to eleven financial institutions. Each loan is secured by a first mortgage on the respective residential apartment community and is non-recourse to the partners, except for a $1,500 portion of one of the mortgage notes payable and another mortgage note payable for $19,899. The loans bear interest at fixed rates between 7.0% and 9.9%, with maturities extending through December 1, 2038.

   On April 29, 1996, the Company closed on a $43,907 ten-year, 7.79% loan provided by FNMA. The loan is secured by mortgages on two communities in Dallas, Texas. On June 11, 1996, two seven-year loans provided by CIGNA in the aggregate amount of $42,000 at an average interest rate of 7.31% were funded. The net proceeds of these loans were used primarily to repay the Lehman Whole loan and the Lehman Line of Credit. The Company incurred an extraordinary charge of $1,365 which consists of the related unamortized deferred costs on these repaid loans plus prepayment penalties.

   Other notes payable

   Other notes payable are comprised of two floating rate loans due to financial institutions aggregating $29,500 and $750 in another note payable. These loans bear interest at the rate of 135 basis points over LIBOR (7.0% at June 30, 1997). Of the total, $5,845 is covered by interest rate cap for protection against increases in LIBOR above 3.875% through February 15, 1998.

   On June 27, 1997, the Company closed on a new $100,000 unsecured revolving line of credit ("Unsecured Line") which replaced the $60,000 secured line of credit with Wachovia Bank N.A. ("Wachovia") and the $29,500 secured line of credit with First National Bank of Chicago ("First Chicago"). The Unsecured Line carries an interest rate of LIBOR plus 135 basis points, has a term of three years with two one year extensions and provides for reductions in interest rates based on the future credit rating the Company is able to obtain. The group of banks that provides the Unsecured Line is led by Wachovia and First Chicago as co-agents. The Unsecured Line will be used for acquisitions and development activities and for working capital needs. The Unsecured Line requires that the Company meet various covenants typical of such an arrangement, including minimum net worth, minimum debt service coverage and maximum debt to equity percentage.

   Of the aggregate $108,750 of other note payable, $500 is outstanding on the $8,000 Harris Trust and Savings Bank ("Harris") line of credit, $29,000 is outstanding on the $100,000 Unsecured Line and $6,399 in letters of credit are outstanding on the $8,000 line of credit from Harris. The total $72,101 (net of $6,399 letters of credit) of unused credit is available to fund future development, acquisition and working capital needs. The Harris line of credit agreements provide for customary borrower covenants, including among other things, minimum debt service coverage ratios and maximum loan to value ratios.


   The table below sets forth certain information relating to the indebtedness of the Company.

                                  ORIGINAL       BALANCE         INTEREST        MATURITY       BALANCE
ENCUMBERED PROPERTIES              AMOUNT       AT 6/30/97         RATE            DATE       AT 12/31/96
---------------------            ----------     ----------     ----------       ---------     -----------
BOND FINANCING:
AMLI at Spring Creek               $ 40,750        40,750      Tax-exempt         10/1/24          40,750
                                   --------       -------    rate + 1.23%

MORTGAGE NOTES PAYABLE:
AMLI at the Arboretum (1)             4,800         4,385           9.90%         9/28/97           4,427
AMLI at Gleneagles                    8,500         8,102           7.70%        10/31/97           8,152
AMLI at Martha's Vineyard             7,060         6,612           7.42%         11/1/97           6,669
AMLI at Reflections                   4,800         4,483           7.05%         6/30/98           4,528
AMLI on Rosemeade                     7,050         6,616           7.02%         10/5/98           6,682
AMLI at Sherwood                      7,320         6,904           7.75%          7/1/03           6,992
AMLI at Riverbend                    31,000        30,586           7.30%          7/1/03          30,815
AMLI in Great Hills                  11,000        10,854           7.34%          7/1/03          10,935
AMLI at Valley Ranch                 11,500        10,799          7.625%         7/10/03          10,900
AMLI at Nantucket                     7,735         7,735           7.70%          6/1/04           --
AMLI at Timberglen                    6,770         6,770           7.70%          6/1/04           --
AMLI at Regents Center               20,100        19,899             (2)          9/1/05          19,975
AMLI on the Green
AMLI of North Dallas (3)             43,234        42,666          7.789%          5/1/06          42,938
AMLI at Park Creek                   10,322           650          7.875%         12/1/38           --
                                   --------       -------                                         -------
  Total Mortgage Notes Payable      181,191       167,061                                         153,013
                                   --------       -------                                         -------
UNSECURED LINE OF CREDIT            100,000        29,000       L + 1.35%         6/27/00           --
                                   --------       -------                                         -------

OTHER NOTES PAYABLE:
AMLI at Vinings
AMLI at Sope Creek                    --            --         L+1.35%(4)         5/31/98           7,500
                                   --------       -------                                         -------
AMLI at Autumn Chase I & II
AMLI at Chase Oaks
AMLI at Gleneagles Phase II           --            --            L+1.35%         2/28/98            -
                                   --------       -------                                         -------
AMLI at Park Sheridan                 8,000           500         L+1.35%         8/30/98            -
Unsecured                               750           750           4.00%          Demand             750
                                   --------       -------                                         -------
  Total Other Notes Payable           8,750         1,250                                           8,250
                                   --------       -------                                         -------
  Total                            $330,691       238,061                                         202,013
                                   ========       =======                                         =======





(1)   Prepaid without penalty on July 3, 1997.
(2)   $13,800 at 8.73% and $6,300 at 9.23%.
(3)   Sold at a discount of $673.  At June 30, 1997, the unamortized discount amount is $594.
(4)   The Company has used an interest rate derivative contract to limit the interest rate to 5.23% through
February 15, 1998 on $5,845.  The rate is LIBOR + 1.35% on construction loans.



      As of June 30, 1997, the scheduled maturities of the Company's debt are as follows:


                                                                       FIXED RATE          OTHER
                                                        BOND            MORTGAGE           NOTES
                                                     FINANCINGS       NOTES PAYABLE       PAYABLE       TOTAL
                                                    -----------        ------------       -------      -------
      1997 . . . . . . . . . . . . . . . .              $  --               20,095            750       20,845
      1998 . . . . . . . . . . . . . . . .                 --               12,951            500       13,451
      1999 . . . . . . . . . . . . . . . .                 --                2,269           --          2,269
      2000 . . . . . . . . . . . . . . . .                 --                2,441         29,000       31,441
      2001 . . . . . . . . . . . . . . . .                 --                2,658           --          2,658
      Thereafter . . . . . . . . . . . . .               40,750            126,647           --        167,397
                                                        -------            -------        -------      -------
                                                        $40,750            167,061         30,250      238,061
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


7.    SUBSEQUENT EVENTS

      On July 9, 1997, the Company completed an offering of 1,500,000 common shares at a price of $23.4375 per share. In addition, the underwriters exercised their over-allotment option for 194,700 shares. The net proceeds of $37,500 were used principally to pay down the balance outstanding under the Company's $100,000 Unsecured Line and to fund future acquisition and development activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS,
         EXCEPT SHARE DATA)

The following discussion is based primarily on the consolidated financial statements of Amli Residential Properties Trust (the "Company") as of June 30, 1997 and December 31, 1996 and for the six months ended June 30, 1997 and 1996.

This information should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

On January 30, 1996, the Company issued 1,200,000 convertible preferred shares for $20 per share, or $24,000, directly to four institutional investors and Amli Realty Co. ("ARC") in a registered offering. During the fourth quarter of 1996, the Company completed a public offering (the "Second Offering") of 2,976,900 common shares. The net proceeds of the issuance of the preferred shares and the public offering were used to reduce the Company's debt and fund development costs. As of June 30, 1997, the Company owned an 84% general partnership interest in the Operating Partnership, which holds the operating assets of the Company. The limited partners hold Operating Partnership units ("OP Units") that are convertible into shares of the Company on a one-for-one basis, subject to certain limitations. At June 30, 1997, the Company owned 15,971,067 OP Units and the limited partners owned 3,005,213 OP Units. The Company has qualified, and anticipates continuing to qualify, as a real estate investment trust ("REIT") for Federal income tax purposes.

RESULTS OF OPERATIONS

During the period from January 1, 1996 through June 30, 1997, growth in property revenues and property operating expenses resulted from increases at communities owned as of January 1, 1996, and from the newly-constructed communities.

During the same period, the Company has invested in four co-investment partnerships, which own the 600-unit AMLI at Danada in Wheaton, Illinois, the 538-unit AMLI at Verandah in Arlington, Texas, the 592-unit AMLI at Chevy Chase in Buffalo Grove, Illinois, and the 488-unit AMLI at Willowbrook in Willowbrook, Illinois. In addition, on June 11, 1997, the Company acquired a 152-unit Paces North apartment community adjacent to AMLI at Vinings in Smyrna, Georgia. The operations of this newly-acquired property will be combined with AMLI at Vinings.

For the six months ended June 30, 1997, net income attributable to common shares was $9,080, or $.61 per share on total revenues of $42,163. For the six months ended June 30, 1996, net income was $5,907 or $.51 per share on total revenues of $37,945. Before extraordinary items caused by the early extinguishment of debt, net income per share for the six months ended June 30, 1997 and 1996 was $.62 and $.60, respectively.

On a "same community" basis, weighted average occupancy of the apartment homes owned wholly by the Company decreased slightly to 93.7% for the six months ended June 30, 1997 from 94.3% in the prior year. Weighted average collected rental rates increased by 1.6% to $658 from $647 per unit per month for the six months ended June 30, 1997 and 1996, respectively. Including Co-Investment Communities, weighted average occupancy of the Company's apartment homes decreased to 93.8% for the six months ended June 30, 1997 from 94.1% in the prior year, and weighted average collected rental rates increased by 2.0% to $669 from $656 per unit per month for the six months ended June 30, 1997 and 1996, respectively.

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

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 TO SIX MONTHS ENDED
JUNE 30, 1996.

Income before minority interest increased to $12,114 for the six months ended June 30, 1997 from $9,552 for the six months ended June 30, 1996. This increase was primarily attributable to a $4,218 increase in total revenues, reduced by a $672 increase in property operating expenses and an $858 increase in depreciation. Net income for the six months ended June 30, 1997 and 1996 was $10,026 and $6,707, respectively.

Total property revenues increased by $3,233, or 8.8%. On the same community basis total property revenues increased by $787, or 2.2%.

The $985 increase in other revenues includes a $124 increase in share of income from co-investment ventures, a $470 increase in development fees, a $83 increase in asset management fees, and a $72 increase in interest income from Service Companies.

Property operating expenses increased by $672, or 4.3%. On the same community basis, property operating expenses decreased by $158 or 1.0%.

Interest expense, net of the amounts capitalized, decreased from $5,814 to $5,532, or 4.9%.

General and administrative expenses increased from $1,128 for the six months ended June 30, 1996 to $1,473 for the six months ended June 30, 1997. The increase is primarily attributable to increased compensation and compensation-related costs.

LIQUIDITY AND CAPITAL RESOURCES

On June 27, 1997, the Company closed on a new $100 million unsecured revolving line of credit ("Unsecured Line"). The credit facility carries an interest rate of LIBOR plus 135 basis points and has a term of three years with two one-year extensions. The bank group providing the line of credit is led by Wachovia Bank N.A. ("Wachovia") and First National Bank of Chicago ("First Chicago") as co-agents, and includes Harris Trust and Savings Bank and LaSalle National Bank. The Unsecured Line replaced two secured lines of credit with Wachovia and First Chicago, which were paid off at the closing. At June 30, 1997, the Company had borrowings of $29,000 on the Unsecured Line. The remaining credit availability of $71,000 will be used, as needed, for acquisition and development activities, as well as for general working capital purposes.

At June 30, 1997, the Company had $461 in cash and cash equivalents and $72,101 in availability under its two bank lines of credit.

For the six months ended June 30, 1997, net cash provided by operating activities was $16,968. For the six months ended June 30, 1996, cash provided by operating activities was $12,947. The increase was primarily attributable to the $4,218 increase in total revenues, net of $672 increase in operating expenses.

Cash flows used for investing activities were $43,054 for the six months ended June 30, 1997, and net cash flows used for investing activities were $34,972 for the six months ended June 30, 1996. The increase of $8,082 is due largely to increased development activities and acquisition and development for co-investment partnerships.

Net cash flows provided by financing activities were $16,256 or the six months ended June 30, 1997. Net cash flows provided by financing activities were $24,205 for the six months ended June 30, 1996 which reflect net proceeds of $23,918 from preferred shares offering in January 1996.

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

Funds from operations for the six months ended June 30, 1997 and 1996 are summarized as follows:
                                                   JUNE 30,
                                          ------------------------
                                            1997             1996
                                          -------          -------
   Income before minority
     interest and extraordinary
     item                                 $12,114            9,552
   Depreciation                             6,253            5,395
   Other, net (1)                           1,154              (52)
                                          -------           ------
   Funds from operations                  $19,521           14,895
                                          =======           ======
   Total shares - weighted average,
     including shares issuable upon
      conversion of preferred
      shares and OP Units                  18,928           15,500
                                          =======           ======

    (1) Share of co-investment partnerships' depreciation and, in 1996, $584 gain on sale of interest rate caps.

Funds from operations as shown above is net of start-up losses at newly-constructed communities. At some communities (such as AMLI at Pleasant Hill and Phase IV of the AMLI at Sope Creek Crossing Apartments), the initial lease-up has been such that there were no start-up losses.

In the typical situation, start-up losses will be recorded between the time the first apartment homes are delivered from construction until occupancy levels are adequate to recover all costs and expenses (including interest but excluding depreciation). The amounts shown above for the six months ended June 30, 1997 and 1996 are shown net of $568 and $167, respectively, of start-up losses which, for the six months ended June 30, 1997 are attributable to the initial lease-up of Phase III of AMLI at Regents Center, Vinings Square, Phase II of AMLI at Crown Colony, AMLI at River Park, AMLI at Barrett Lakes, AMLI at Aurora Crossing and AMLI at Fossil Creek. Comparable amounts may be recorded in future quarters of 1997 and in 1998 as initial lease-up is completed at these and other communities currently under development.

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

The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, repayment of loans for construction, development, and acquisition activities through the issuance of long-term secured and unsecured debt and additional equity securities of the Company (or OP Units). On July 20, 1995, the Company's shelf registration became effective. The registration statement provided for up to an aggregate of $200,000 of preferred shares, common shares and security warrants which the Company may issue from time to time. During 1996 and through July 24, 1997, the Company has issued preferred shares and common shares that total $128,467, leaving a balance of $71,533 that the Company may issue in the future under the shelf registration statement.

During the first half of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 requires the presentation of basic and diluted earnings per share for companies with other than simple capital structures. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 31, 1997 and early application is not permitted. For the three and six months ended June 30, 1997, basic income per share would have approximated income per common and unit voting common shares as presented in the accompanying consolidated statement of operations.


COMPANY INDEBTEDNESS

The Company's debt as of June 30, 1997, substantially all of which is secured by first mortgages on eighteen of the wholly-owned communities, is summarized as follows:



                                                 SUMMARY DEBT TABLE
                                                 ------------------


                                        WEIGHTED AVERAGE                                       PERCENT
TYPE OF INDEBTEDNESS                      INTEREST RATE                   BALANCE              OF TOTAL
--------------------                 ----------------------              ---------             --------

Fixed Rate Mortgages                          7.77%                       $167,061               70.2%

Tax-Exempt Bonds (1)                 Tax Exempt Rate + 1.23%                40,750               17.1%

Lines of Credit (2)                       LIBOR + 1.35%                     29,500               12.4%

Other                                        Various                           750                 .3%
                                                                          --------               ----

     Total:                                                               $238,061                100%
                                                                          ========               ====

--------------------

(1)     The tax exempt bonds bear interest at a variable tax exempt rate and mature on October 1, 2024.  The related credit enhancement expires in 1999.

(2)     A total of $29,000 of the amounts borrowed under lines of credit are due in 2000.



DEVELOPMENT ACTIVITIES

In February 1996, the Company acquired an 80 acre land parcel in Atlanta, Georgia for $6,000 for the development of a new community to be known as AMLI at Northwinds. The parcel was acquired for cash and a note that was paid off in May 1996. The Company has begun development of a 400 apartment home community on the Atlanta site and expects to commence development of a second 400 apartment home community in one or more additional phases on adjacent land either for its own account or in partnership with an institutional investor.

During the fourth quarter of 1996, AMLI at Barrett Lakes, a 446-unit apartment community in Atlanta, Georgia, being developed through a co-investment partnership, began rental operations. At June 30, 1997, the property was 61% leased and 48% occupied. Of the total estimated development costs of $27,800, the co-venturer has provided $16,680 of construction and permanent financing for this development, and the remaining costs are being funded from the Company's and the co-investor's equity contributions.

In December 1996, the Company commenced leasing and rental operations of AMLI at River Park, a 222 apartment home community in Atlanta, Georgia. At June 30, 1997, AMLI at River Park was 88% leased and 77% occupied. In June 1996, this community was contributed to a co-investment joint venture. Of the $15,400 estimated development costs, the co-venturer provided $9,100 in the form of a loan and the remaining costs are being funded from equity contributions from the Company and its co-investment partner.

On February 27, 1996, the Company committed to make a $12,955 construction loan to a third party to fund the development of a 156 apartment home community in Overland Park, Kansas. This community commenced rental operations in February 1997 and was approximately 91% complete at June 30, 1997. The construction and development of this community is accounted for as an acquisition, development and construction loan.

At September 30, 1996, the Company entered into a joint venture with a large public pension fund and formed Acquiport/Aurora Crossing, L.P. Concurrent with the formation of the partnership, AMLI contributed the 18 acre Aurora land parcel and all the improvements in place for a 272 apartment home development. The total development cost of approximately $24,500 will be funded by equity contributions of which $7,400 was funded on September 30, 1996. The Company owns a 25% general partnership interest in this joint venture and received $5,545 as reimbursement of costs incurred by the Company prior to contributing the land to the joint venture. AMLI at Aurora Crossing began initial rental operations in February 1997. At June 30, 1997, the community was 20% leased and 10% occupied.

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

On October 9, 1996, the Company acquired 28.6 acres of land located in Aurora, Illinois. The $5,014 purchase price of this parcel was paid partially in cash ($3,429 of which has been paid by the Company and $485 of which is payable when construction is completed) and through the issuance of 53,140 OP Units. The Company has commenced the development of a 464 apartment home community on this site. Total development costs are projected to be approximately $45,000.

At June 30, 1997, there are eleven communities or additional phases to existing communities including co-investment properties that are under development. When completed, a total of 3,620 apartment homes will be added to the Company's portfolio of rental apartments. The estimated development costs of the seven wholly-owned communities under development total approximately $190,000 of which $42,696 has been incurred at June 30, 1997. The Company's share of the development costs for the four co-investment partnerships is approximately $27,800 of which $24,200 has been funded. In addition, the Company owns five land parcels located in Atlanta and Dallas that are in various stages of pre-development.

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

An increase in general price levels may immediately precede, or accompany, an increase in interest rates. The Company's exposure to rising interest rates is mitigated by the existing debt level of approximately 39% of the Company's current total market capitalization and the high percentage (70%) of intermediate term fixed rate debt. As a result, for the foreseeable future, increases in interest expense resulting from increasing inflation are anticipated to be less than future increases in income before interest and general and administrative expenses.

                                                      OCCUPANCY


The following is a listing of approximate physical occupancy levels by quarter for the Company's wholly-owned properties:

                                                       1997                                   1996
                          NUMBER        -------------------------------------      ------------------------------
                            OF          At         At          At         At       At       At       At       At
LOCATION/PROPERTY         UNITS       12/31       9/30        6/30       3/31    12/31     9/30     6/30     3/31
-----------------         ------       ----       ----        ----      -----     ----     ----    -----    -----
WHOLLY-OWNED COMMUNITIES:
------------------------
DALLAS/FT. WORTH, TEXAS
  AMLI at Autumn Chase       450                               95%        97%      95%      95%      96%      94%
  AMLI at Bear Creek         350                               94%        95%      92%      93%      95%      95%
  AMLI at Chase Oaks         250                               97%        96%      96%      96%      95%      98%
  AMLI at Gleneagles         590                               98%        96%      95%      98%      97%      95%
  AMLI on the Green          424                               93%        91%      89%      96%      98%      97%
  AMLI at Nantucket          312                               98%        99%      98%      97%      95%      98%
  AMLI of North Dallas     1,032                               97%        94%      94%      95%      97%      97%
  AMLI at Reflections        212                               98%        96%      99%      97%      88%      95%
  AMLI on Rosemeade          236                               97%        97%      98%      97%      98%      98%
  AMLI on Timberglen         260                               97%        97%      99%      97%      96%      97%
  AMLI at Valley Ranch       460                               97%        95%      92%      93%      95%      95%
                          ------        ---        ---         ---        ---      ---      ---      ---      ---
                           4,576                               96%        95%      94%      96%      96%      96%
                          ------        ---        ---         ---        ---      ---      ---      ---      ---

AUSTIN, TEXAS
  AMLI at the Arboretum      231                               97%        97%      95%      96%      97%      96%
  AMLI in Great Hills        344                               97%        95%      94%      97%      97%      96%
  AMLI at Martha's Vineyard  360                               99%        97%      95%      95%      95%      95%
                          ------        ---        ---         ---        ---      ---      ---      ---      ---
                             935                               98%        96%      95%      96%      96%      96%
                          ------        ---        ---         ---        ---      ---      ---      ---      ---

ATLANTA, GEORGIA
  AMLI at Sope Creek         695                               93%        96%      93%      92%      96%      95%
  AMLI at Spring Creek     1,180                               95%        97%      93%      97%      96%      96%
  AMLI at Vinings            360                               95%        93%      95%      95%      99%      99%
  AMLI at West Paces         337                               93%        98%      98%      95%      97%      92%
                          ------        ---        ---         ---        ---      ---      ---      ---      ---
                           2,572                               94%        96%      94%      95%      96%      95%
                          ------        ---        ---         ---        ---      ---      ---      ---      ---




                                                       1997                                   1996
                          NUMBER        -------------------------------------      ------------------------------
                            OF          At         At          At         At       At       At       At       At
LOCATION/PROPERTY         UNITS       12/31       9/30        6/30       3/31    12/31     9/30     6/30     3/31
-----------------         ------       ----       ----        ----      -----     ----     ----    -----    -----

EASTERN KANSAS
  AMLI at Alvamar            152                               93%        98%      99%      98%      96%      95%
  AMLI at Crown Colony       156                               93%        97%      95%      96%      96%      86%
  AMLI at Regents Center     424                               99%        91%      90%      95%      94%      98%
  AMLI at Sherwood           300                               95%        98%      96%      97%      97%      89%
                          ------        ---        ---         ---        ---      ---      ---      ---      ---
                           1,032                               96%        96%      94%      97%      96%      93%
                          ------        ---        ---         ---        ---      ---      ---      ---      ---
INDIANAPOLIS, INDIANA
  AMLI at Riverbend          996                               94%        92%      93%      96%      94%      94%
                          ------        ---        ---         ---        ---      ---      ---      ---      ---
CHICAGO, ILLINOIS
  AMLI at Park Sheridan      253                               92%        93%      90%      92%     907%      96%
                          ------      -----      -----       -----      -----    -----    -----    -----    -----
Total Wholly-Owned
  Communities             10,364                             95.6%      95.2%    94.0%    95.6%    95.8%    95.4%
                          ------      -----      -----       -----      -----    -----    -----    -----    -----

CO-INVESTMENT COMMUNITIES:
-------------------------

ATLANTA, GA
  AMLI at Pleasant Hill                                                                   lease    lease    lease
    (40%) (1)                502                               96%        97%      95%      up       up       up
  AMLI at Towne Creek (1%)   150                               90%        93%      93%      97%      97%      97%
  AMLI at Willeo Creek
    (30%)                    242                               95%        98%      95%      97%      N/A      N/A
                          ------      -----      -----       -----      -----    -----    -----    -----    -----
                             894                               95%        96%      95%      97%      97%      97%
                          ------      -----      -----       -----      -----    -----    -----    -----    -----
CHICAGO, IL
  AMLI at Chevy Chase
    (33%)                    592                               99%        97%      93%      96%      N/A      N/A
  AMLI at Prairie
    Court (1%)               125                              100%        97%      96%      97%      97%      97%
  AMLI at Willowbrook (40%)  488                               94%        96%      92%      94%      N/A      N/A
  AMLI at Windbrooke (15%)   236                              100%        96%      92%      97%      96%      96%
  AMLI at Danada (10%)       600                               93%        92%      N/A      N/A      N/A      N/A
                          ------      -----      -----       -----      -----    -----    -----    -----    -----
                           2,041                               96%        95%      93%      96%      96%      96%
                          ------      -----      -----       -----      -----    -----    -----    -----    -----
DALLAS, TX
  AMLI at Verandah (35%)     538                               96%        94%      N/A      N/A      N/A      N/A
                          ------      -----      -----       -----      -----    -----    -----    -----    -----





                                                       1997                                   1996
                          NUMBER        -------------------------------------      ------------------------------
                            OF          At         At          At         At       At       At       At       At
LOCATION/PROPERTY         UNITS       12/31       9/30        6/30       3/31    12/31     9/30     6/30     3/31
-----------------         ------       ----       ----        ----      -----     ----     ----    -----    -----

AUSTIN, TX
  AMLI at Park Place
    (25%)                    588                               94%        96%      97%      95%      97%      97%
                          ------      -----      -----       -----      -----    -----    -----    -----    -----
HOUSTON, TX
  AMLI at Champions
    Centre (15%)             192                               98%        95%      92%      98%      95%      95%
  AMLI at Champions
    Park (15%)               246                               99%        97%      92%      95%      89%      89%
  AMLI at Greenwood
    Forest (15%)             316                               96%        96%      93%      90%      N/A      N/A
                          ------      -----      -----       -----      -----    -----    -----    -----    -----
                             754                               98%        96%      92%      94%      92%      92%
                          ------      -----      -----       -----      -----    -----    -----    -----    -----
Total Co-Investment
  Communities              4,815                             95.8%      95.5%    93.8%    95.4%    95.3%    95.3%
                          ------      -----      -----       -----      -----    -----    -----    -----    -----

TOTAL                     15,179                             95.7%      95.3%    93.9%    97.2%    95.7%    91.6%
                          ======      =====      =====       =====      =====    =====    =====    =====    =====


PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Amli Residential Properties Trust was held on April 28, 1997, for the purpose of electing three members of the Board of Trustees and ratifying the appointment of independent auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

All of the management's nominees for directors as listed in the proxy statement were elected with the following vote:

                            SHARES                        SHARES
                            VOTED          SHARES           NOT
                            "FOR"        "WITHHELD"        VOTED
                          ----------     ----------      ---------

Stephen G. McConahey      12,425,884        255,955      2,146,864
John G. Schreiber         12,425,884        255,955      2,146,864
Allan J. Sweet            12,425,884        255,955      2,146,864

The ratification of the appointment of KPMG Peat Marwick LLP as independent auditor was approved by the following vote:


         SHARES           SHARES                           SHARES
         VOTED            VOTED           SHARES            NOT
         "FOR"          "AGAINST"      "ABSTAINING"        VOTED
      ----------        ---------      ------------      ---------

      12,626,887          30,009          24,943         2,146,864




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K have been filed during the quarter ended June 30, 1997. The Exhibits filed as part of this report are listed below.



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

                              AMLI RESIDENTIAL PROPERTIES TRUST



Date:  August 8, 1997         By:    /s/ CHARLES C. KRAFT
                                     -----------------------------------
                                     Charles C. Kraft
                                     Principal Accounting Officer
                                     Principal Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Date:  August 8, 1997         By:    /s/ GREGORY T. MUTZ
                                     -----------------------------------
                                     Gregory T. Mutz
                                     Chairman of the Board of Trustees




Date:  August 8, 1997         By:    /s/ ALLAN J. SWEET
                                     -----------------------------------
                                     Allan J. Sweet
                                     President and Trustee




Date:  August 8, 1997         By:    /s/ CHARLES C. KRAFT
                                     -----------------------------------
                                     Charles C. Kraft
                                     Principal Accounting Officer
                                     Principal Financial Officer