Form 10-Q
period 1997-09-30
AMLI RESIDENTIAL PROPERTIES TRUST
filed 1997-11-14
CIK 914724

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.   20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



           For the Quarterly Period Ended September 30, 1997



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

The number of the Registrant's Common Shares of Beneficial Interest outstanding was 16,570,120 as of September 30, 1997.

                                 INDEX



PART I:  FINANCIAL INFORMATION


Item 1:    Financial Statements (Unaudited)


           Consolidated Balance Sheets as of
             September 30, 1997 and December 31, 1996 . . . .     3


           Consolidated Statements of Operations for
             the three and nine months ended
             September 30, 1997 and 1996. . . . . . . . . . .     5


           Consolidated Statements of Cash Flows for
             the nine months ended September 30, 1997
             and 1996 . . . . . . . . . . . . . . . . . . . .     7


           Notes to Consolidated Financial Statements . . . .     9



Item 2:    Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . . . .    26



PART II:  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    36



SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .    37

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                      AMLI RESIDENTIAL PROPERTIES TRUST

                                         CONSOLIDATED BALANCE SHEETS

                                  SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                 (UNAUDITED)
                                  (Dollars in thousands, except share data)
                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                               1997            1996
                                                                           -------------   ------------
ASSETS:
Rental apartments:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   67,268         59,854
  Depreciable property. . . . . . . . . . . . . . . . . . . . . . . . .          428,428        373,140
                                                                              ----------     ----------
                                                                                 495,696        432,994
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .          (60,004)       (50,478)
                                                                              ----------     ----------
                                                                                 435,692        382,516

Property under development. . . . . . . . . . . . . . . . . . . . . . .           68,630         62,525
Investments in partnerships . . . . . . . . . . . . . . . . . . . . . .           47,349         30,669

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .            1,516         10,291
Security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,920          1,737
Deferred expenses, net. . . . . . . . . . . . . . . . . . . . . . . . .            3,002          2,139
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           16,539         14,480
                                                                              ----------     ----------
          Total Assets                                                        $  574,648        504,357
                                                                              ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Debt (note 5) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  235,692        202,013
Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . . .            1,035          1,161
Accrued real estate taxes payable . . . . . . . . . . . . . . . . . . .            7,665          6,978
Construction costs payable. . . . . . . . . . . . . . . . . . . . . . .            7,194          2,263
Security deposits and prepaid rents . . . . . . . . . . . . . . . . . .            2,377          2,757
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,438          2,292
                                                                              ----------     ----------
          Total liabilities . . . . . . . . . . . . . . . . . . . . . .          256,401        217,464
                                                                              ----------     ----------





                                      AMLI RESIDENTIAL PROPERTIES TRUST

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED


                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                               1997            1996
                                                                           -------------   ------------

Commitments and contingencies

Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . .           46,746         44,871
                                                                              ----------     ----------

SHAREHOLDERS' EQUITY:
Preferred shares of beneficial interest, $.01 par value,
  1,500,000 authorized, 1,200,000 issued and
  1,100,000 outstanding . . . . . . . . . . . . . . . . . . . . . . . .               11             11
Shares of beneficial interest, $.01 par value, 148,500,000
  authorized, 16,570,120 and 14,812,035 common shares issued
  and outstanding, respectively . . . . . . . . . . . . . . . . . . . .              166            148
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . .          339,048        301,584
Employees and trustees notes. . . . . . . . . . . . . . . . . . . . . .           (3,358)          (486)
Retained earnings (deficit) . . . . . . . . . . . . . . . . . . . . . .           10,719         (5,455)
Dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (75,085)       (53,780)
                                                                              ----------     ----------
          Total shareholders' equity. . . . . . . . . . . . . . . . . .          271,501        242,022
                                                                              ----------     ----------

          Total Liabilities and Shareholders' Equity. . . . . . . . . .       $  574,648        504,357
                                                                              ==========     ==========

















                        See accompanying notes to consolidated financial statements.

                                      AMLI RESIDENTIAL PROPERTIES TRUST

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                 (UNAUDITED)
                                  (Dollars in thousands, except share data)


                                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                                           SEPTEMBER 30                 SEPTEMBER 30
                                                    ------------------------    ------------------------
                                                        1997          1996          1997          1996
                                                     ---------      --------     ---------      --------
Revenues:
  Property:
    Rental. . . . . . . . . . . . . . . . . . . .     $ 20,035        18,223        57,996        53,420
    Other . . . . . . . . . . . . . . . . . . . .        1,167           902         3,161         2,427
  Interest and share of income from
   Service Companies. . . . . . . . . . . . . . .          472           208           989           425
  Other interest. . . . . . . . . . . . . . . . .          172            24           399           149
  Share of income from co-investment
   partnerships . . . . . . . . . . . . . . . . .          224           174           557           383
  Fees from co-investment partnerships
   and other. . . . . . . . . . . . . . . . . . .          912           541         2,043         1,213
                                                      --------      --------      --------      --------
          Total revenues. . . . . . . . . . . . .       22,982        20,072        65,145        58,017
                                                      --------      --------      --------      --------
Expenses:
  Personnel . . . . . . . . . . . . . . . . . . .        1,953         1,704         5,498         5,025
  Advertising and promotion . . . . . . . . . . .          559           519         1,548         1,469
  Utilities . . . . . . . . . . . . . . . . . . .        1,097         1,165         3,031         3,232
  Building repairs and maintenance and
   maintenance services . . . . . . . . . . . . .        1,706         1,344         4,269         3,641
  Landscaping and grounds maintenance . . . . . .          474           436         1,353         1,291
  Real estate taxes . . . . . . . . . . . . . . .        2,167         2,136         6,801         6,429
  Insurance . . . . . . . . . . . . . . . . . . .          243           251           641           738
  Property management fees. . . . . . . . . . . .          539           478         1,547         1,396
  Other operating expenses. . . . . . . . . . . .          283           303           794           904
  Interest. . . . . . . . . . . . . . . . . . . .        2,619         3,167         8,151         8,981
  Amortization of deferred costs. . . . . . . . .          105           253           435         1,104
  Depreciation  . . . . . . . . . . . . . . . . .        3,328         2,959         9,581         8,354
  General and administrative. . . . . . . . . . .          680           575         2,153         1,703
                                                      --------      --------      --------      --------
          Total expenses. . . . . . . . . . . . .       15,753        15,290        45,802        44,267
                                                      --------      --------      --------      --------




                                      AMLI RESIDENTIAL PROPERTIES TRUST

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED


                                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                                          SEPTEMBER 30                 SEPTEMBER 30
                                                    ------------------------    ------------------------
                                                        1997          1996          1997          1996
                                                     ---------      --------     ---------      --------

Income before non-recurring gain. . . . . . . . .        7,229         4,782        19,343        13,750
Nonrecurring gain . . . . . . . . . . . . . . . .        --            --            --              584
                                                      --------      --------      --------      --------
Income before minority interest and
  extraordinary item. . . . . . . . . . . . . . .        7,229         4,782        19,343        14,334
Minority interest . . . . . . . . . . . . . . . .        1,062           878         2,973         2,605
                                                      --------      --------      --------      --------
Income before extraordinary item. . . . . . . . .        6,167         3,904        16,370        11,729
Extraordinary item -
  loss on early extinguishment of debt
  (net of minority interest). . . . . . . . . . .           19         --              196         1,118
                                                      --------      --------      --------      --------
          Net income. . . . . . . . . . . . . . .        6,148         3,904        16,174        10,611
Less income attributable to Series A
  preferred shares. . . . . . . . . . . . . . . .          473           473         1,419         1,273
                                                      --------      --------      --------      --------

          Net income attributable to
            common shares . . . . . . . . . . . .     $  5,675         3,431        14,755         9,338
                                                      ========      ========      ========      ========

Net income per common share:
  Before extraordinary item . . . . . . . . . . .     $    .35           .28           .97           .88
  Extraordinary item. . . . . . . . . . . . . . .     $  --            --             (.01)         (.09)
  Net income per common share . . . . . . . . . .     $    .35           .28           .96           .79
Dividends declared and paid per common share. . .     $    .43           .43          1.29          1.29
                                                      ========      ========      ========      ========










                        See accompanying notes to consolidated financial statements.

                                      AMLI RESIDENTIAL PROPERTIES TRUST

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                 (UNAUDITED)
                                           (Dollars in thousands)
                                                                                   1997            1996
                                                                                 --------        --------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  16,174          10,611
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,581           8,354
    Amortization of deferred costs. . . . . . . . . . . . . . . . . . . . .           435           1,104
    Income from partnerships. . . . . . . . . . . . . . . . . . . . . . . .          (555)           (383)
    (Income) loss from Service Companies. . . . . . . . . . . . . . . . . .          (260)            159
    Non-recurring gain. . . . . . . . . . . . . . . . . . . . . . . . . . .         --               (584)
    Loss on early extinguishment of debt. . . . . . . . . . . . . . . . . .           211           1,365
    Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,936           2,357
  Changes in assets and liabilities:
    Increase in deferred costs. . . . . . . . . . . . . . . . . . . . . . .          (309)            (11)
    (Increase) decrease in security deposits. . . . . . . . . . . . . . . .          (183)            105
    Decrease (increase) in other assets . . . . . . . . . . . . . . . . . .           168            (616)
    (Decrease) increase in accrued interest payable . . . . . . . . . . . .          (127)             43
    Increase in accrued real estate taxes . . . . . . . . . . . . . . . . .           190             552
    Decrease in tenant security deposits and prepaid rents. . . . . . . . .          (380)            (70)
    Increase in other liabilities . . . . . . . . . . . . . . . . . . . . .           147             613
                                                                                 --------         -------
          Net cash provided by operating activities . . . . . . . . . . . .        28,028          23,599
                                                                                 --------         -------

Cash flows for investing activities:
  Investments in partnerships . . . . . . . . . . . . . . . . . . . . . . .       (10,723)        (14,887)
  Cash distributions from partnerships. . . . . . . . . . . . . . . . . . .         2,015           1,111
  Advances to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . .        (1,351)         (2,110)
  Earnest money deposits. . . . . . . . . . . . . . . . . . . . . . . . . .          (875)            325
  Capital expenditures - existing properties. . . . . . . . . . . . . . . .        (2,705)         (1,181)
  Acquisition properties. . . . . . . . . . . . . . . . . . . . . . . . . .       (35,281)          --
  Properties under development, net of
   reimbursable costs from co-investors . . . . . . . . . . . . . . . . . .       (36,416)        (26,518)
  Increase in construction costs payable. . . . . . . . . . . . . . . . . .         6,273           1,063
                                                                                 --------         -------
          Net cash used in investing activities . . . . . . . . . . . . . .       (79,063)        (42,197)
                                                                                 --------         -------




                                      AMLI RESIDENTIAL PROPERTIES TRUST

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                   1997            1996
                                                                                 --------        --------
Cash flows from financing activities:
  Debt proceeds, net of financing costs . . . . . . . . . . . . . . . . . .       125,788         142,022
  Debt repayments, including prepayment penalties . . . . . . . . . . . . .       (93,623)       (128,867)
  Proceeds from shares offering, net of issuance costs. . . . . . . . . . .        37,447          23,918
  Net proceeds from treasury lock contracts . . . . . . . . . . . . . . . .         --              1,424
  Net proceeds from sale of interest rate cap contracts . . . . . . . . . .         --              1,310
  Net proceeds from Executive Share Purchase Plan . . . . . . . . . . . . .           295           --
  Employee notes for stock purchase . . . . . . . . . . . . . . . . . . . .        (2,500)          --
  Principal receipts on employee notes. . . . . . . . . . . . . . . . . . .            10           --
  Distributions to minority interest. . . . . . . . . . . . . . . . . . . .        (3,853)         (3,612)
  Dividends paid on common shares . . . . . . . . . . . . . . . . . . . . .       (19,885)        (15,168)
  Dividends paid on preferred shares. . . . . . . . . . . . . . . . . . . .        (1,419)         (1,065)
                                                                                 --------         -------
          Net cash provided by financing activities . . . . . . . . . . . .        42,260          19,962
                                                                                 --------         -------

Net (decrease) increase in cash and cash equivalents. . . . . . . . . . . .        (8,775)          1,364
Cash and cash equivalents at beginning of period. . . . . . . . . . . . . .        10,291           2,279
                                                                                 --------         -------
Cash and cash equivalents at end of period. . . . . . . . . . . . . . . . .      $  1,516           3,643
                                                                                 ========         =======
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest, net of amounts capitalized . .      $  8,277           8,938
                                                                                 ========        ========
















                        See accompanying notes to consolidated financial statements.

                   AMLI RESIDENTIAL PROPERTIES TRUST

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      SEPTEMBER 30, 1997 AND 1996

                              (Unaudited)
               (Dollars in thousands, except share data)



1.   ORGANIZATION AND BASIS OF PRESENTATION

     Organization

     AMLI Residential Properties Trust (the "Company") commenced operations upon the completion of its initial public offering on February 15, 1994. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position at September 30, 1997 and December 31, 1996 and the results of operations and cash flows for the periods presented, have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results for the nine months ended September 30, 1997 are not necessarily indicative of expected results for the entire year.

     The consolidated financial statements include the accounts of the Company and AMLI Residential Properties, L. P. (the "Operating Partnership" which holds the operating assets of the Company). The Company is the sole general partner and owns an 85% majority interest in the Operating Partnership. The limited partners hold Operating Partnership units ("OP Units") which are convertible into shares of the Company on a one-for-one basis, subject to certain limitations. Through September 30, 1997, 203,317 OP Units have been converted to Common Shares (34,252 during the nine months ended September 30, 1997).

     During the nine months ended September 30, 1997, a total of 29,133 new common shares were issued to certain officers and trustees pursuant to the Company's Executive Share Purchase Plan.

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

     On March 25, 1997, the Operating Partnership issued 43,819 OP Units and paid $1,915 in cash for the purchase of an interest in AMLI at Verandah, a 538-unit apartment community in Arlington, Texas. This property was acquired through a co-investment partnership in which the Operating Partnership owns a 35% interest.

     On July 11, 1997, the Company completed an offering of 1,500,000 common shares at a price of $23.4375 per share. In addition, the underwriters exercised their over-allotment option for 194,700 shares. The net proceeds of $37,500 were used principally to pay down the balance outstanding under the Company's $100,000 Unsecured Line and to fund acquisition and development activities.

     At September 30, 1997, there were a total of 16,570,120 common shares and 1,100,000 preferred shares issued and outstanding, and the Company owned 17,670,120 OP Units (approximately 85% of the total 20,675,333 OP Units outstanding).

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Real Estate Assets and Depreciation

     Real estate assets are stated at cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred; replacements having an estimated useful life of at least one year and betterments are capitalized and depreciated over their estimated useful lives.
Depreciation is computed on a straight-line basis over useful lives of the properties (buildings and related land improvements -- 40 years; furniture, fixtures and equipment -- 5 - 15 years). Twelve of the twenty-four completed, wholly-owned communities are pledged to secure debt (see note
5).

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

     On September 30, 1997, the Company acquired a 100% interest in the partnership that owns Lantana Ridge, a 354-unit apartment community in Austin, Texas. The purchase price of $23,838 was paid in cash.

     On June 11, 1997, the Company acquired Paces North, a 152 apartment home community adjacent to AMLI at Vinings in Smyrna, Georgia. The operations of Paces North have been combined with AMLI at Vinings and the newly combined community contains a total of 360 apartment homes. The purchase price of $8,900 was paid in cash. In addition, the Company anticipates that it will spend approximately $250 for capital improvements.

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

     Properties Under Development

     Land being planned for development and all apartment homes in a new community or new phase is reported as "property under development" until the entire community or new phase is substantially complete and stabilized (generally 95% occupancy). Upon stabilization, all apartment homes in the community or new phase are reported as "rental apartments".

     Regardless of whether or not 95% occupancy is achieved, a community or new phase will be reported as "rental apartments" no later than six months following substantial completion of construction.

     At September 30, 1997, the Company's properties under development include parcels of land in the development planning stage on which physical construction will commence later this year or in 1998. Properties under development are as follows:


                                                                   NUMBER      NUMBER        TOTAL
                                                                    OF          OF          EXPENDED
COMMUNITY                         LOCATION                         ACRES       UNITS     THRU 9/30/97
---------                         --------                         ------      ------    -------------
Wholly-Owned:

Development Communities:
  AMLI at AutumnChase III         Carrollton, TX                      24         240        $  8,226
  AMLI at Peachtree City          Atlanta, GA                         26         312          15,157
  AMLI on the Parkway             Dallas, TX                          10         240           2,531
  AMLI at Wells Branch            Austin, TX                          29         576           8,508
  AMLI at Oakhurst                Aurora, IL                          29         464          10,781
  AMLI at Park Creek              Gainesville, GA                     20         200           3,113
                                                                     ---       -----        --------
    Total Development Communities                                    138       2,032          48,316
                                                                     ---       -----        --------
Land held for future development and Other:
  AMLI at Fossil Creek II         Ft. Worth, TX                       27         520           3,376
  AMLI at Hedgecoxe               Plano, TX                           18         240           1,965
  AMLI at South Gwinnett          Gwinnett County, GA                 22         216           1,926
  AMLI at Spring Creek V          Atlanta, GA                         20         160           1,106
  Vinings Square (1)              Overland Park, KS                   14         156          11,941
                                                                     ---       -----        --------
    Total land held for future development and Other                 101       1,292          20,314
                                                                     ---       -----        --------
    Total Wholly-Owned                                               239       3,324          68,630
                                                                     ---       -----        --------

Co-Investments (Company Ownership Percentage):
  AMLI at Aurora Crossing (25%)   Aurora, IL                          18         272          24,095
  AMLI at Barrett Lakes (35%)     Cobb County, GA                     54         446          26,131
  AMLI at Fossil Creek (25%)      Ft. Worth, TX                       19         384          19,943
  AMLI at Northwinds (2)          Atlanta, GA                         80         800          19,516
                                                                     ---       -----        --------
    Total Co-Investments                                             171       1,902          89,685
                                                                     ---       -----        --------
    Total                                                            410       5,226        $158,315
                                                                     ===       =====        ========







   (1)  The construction and development of this property is financed entirely by the Company.  The loan is accounted for as an acquisition, development and construction loan and all costs are included in the Company's consolidated financial statements.

   (2)  AMLI at Northwinds was conveyed at cost to a 35% co-investment partnership in September 1997.



   Interest and Real Estate Tax Capitalization

   Interest and real estate taxes incurred during the construction period are capitalized and depreciated over the lives of the constructed assets. During the nine months ended September 30, 1997 and 1996 total interest capitalized was $3,495 and $2,265, respectively. Net of amounts capitalized, total interest incurred during the nine months ended September 30, 1997 and 1996 aggregated $8,151 and $8,981, respectively.

   Deferred Expenses

   Deferred costs consist primarily of financing costs which are amortized using the straight-line method over the terms of the related debt. Amortization of deferred costs relating to properties under development are capitalized during the construction period, and depreciated over the lives of the constructed assets. Deferred expenses at September 30, 1997 include $33 in unamortized cost of an interest rate cap contract which limits the Company's exposure to increasing rates on $5,845 of floating rate debt through February 15, 1998.

   Interest Rate Limitation Contracts

   The Company has used interest rate caps and swaps to limit its exposure to increases in interest rates on its floating rate debt. The Company does not use them for trading purposes.

   At September 30, 1997, the Company was a party to an interest rate cap agreement for $5,845 notional amount which entitles the Company to receive from a counterparty on a monthly basis the amount, if any, by which the Company's interest payments on certain floating rate debt through February 15, 1998 exceed capped amounts. At September 30, 1997, the approximate value of this interest rate cap agreement was $37.

   OTHER ASSETS

   At September 30, 1997, other assets consisted primarily of $8,500 in 13% interest-only notes receivable from the Service Companies, $1,510 in other current receivables from the Service Companies and other affiliates, $2,204 in development fees receivable from affiliated co-investment partnerships, $550 in restricted cash, $517 in tax escrow deposits and $1,550 in earnest money deposits. The Company believes that the carrying amounts of its receivable from the Service Companies and other affiliates reasonably approximate their fair values.

   On July 29, 1997, the Company sold to one of the Service Companies the contract rights to acquire 28 acres of land in Dallas, Texas. The Company had acquired these rights in 1996 but has decided not to develop an additional apartment community on this site as originally intended. The $600 selling price was financed entirely by additional note receivable from the Service Company. No gain on this sale will be recognized until the Service Company realizes its investment from the sale of the underlying property to a third party.

   PER SHARE DATA

   Net income per common share is computed based upon 15,352,484 and 11,780,934 weighted average common shares outstanding during the nine months ended September 30, 1997 and 1996, and 16,356,320 and 11,796,951
weighted average number of common shares outstanding during the three months ended September 30, 1997 and 1996, respectively. At September 30, 1997 there were 16,570,120 common shares and 1,100,000 preferred shares outstanding. Fully diluted earnings per share is not presented as the impact is not material during the three or nine months ended September 30, 1997 and 1996.

   RECLASSIFICATIONS

   Certain amounts in the 1996 consolidated financial statements of the Company have been reclassified to conform with the current presentation.


3. INVESTMENTS IN PARTNERSHIPS AND SERVICE COMPANIES

   INVESTMENTS IN PARTNERSHIPS

   At September 30, 1997, the Company, as general partner or manager, owned co-investment interests in AMLI Foundation Co-Investors, L.P. ("Foundation"); AMLI Foundation Co-Investors-II, L.P. ("Foundation II"); AMLI at Champions, L.P. ("Champions"); AMLI at Windbrooke, L.P. ("Windbrooke"); AMLI at Willeo Creek, L.P. ("Willeo Creek"); Pleasant Hill Joint Venture ("Pleasant Hill"); Barrett Lakes Limited Liability Company ("Barrett Lakes"); AMLI at Chevy Chase, L.P. ("Chevy Chase"); AMLI at Willowbrook, L.P. ("Willowbrook"); AMLI at River Exchange, L.P. ("River Exchange"); Acquiport/Aurora Crossing, L.P. ("Aurora Crossing"); Acquiport/Fossil Creek, L.P. ("Fossil Creek"); AMLI at Danada, L.L.C. ("Danada"); AMLI at Verandah, L.P. ("Verandah"); Gardner Drive, LLC ("Gardner"); and a nominal interest in the GP Properties. These co-investment interests are accounted for using the equity method.
Investments in partnerships / limited liability companies at September 30, 1997 and the Company's share of income or loss for the nine months ended September 30, 1997 from each (excluding the GP Properties from which the Company received distributions and recorded income of $2) are summarized as follows:


   Investments in partnerships at September 30, 1997 and the Company's share of income or loss for the nine months ended September 30, 1997 from each are summarized as follows:


                                                       EQUITY (DEFICIT)                TOTAL     COMPANY'S
                                                      ------------------                NET      SHARE OF
               PROPERTY (COMPANY'S           TOTAL            COMPANY'S  COMPANY'S    INCOME     NET INCOME
PARTNERSHIP    OWNERSHIP PERCENTAGE)        ASSETS    TOTAL     SHARE    INVESTMENT   (LOSS)       (LOSS)
-----------    ---------------------       -------   -------  ---------  ----------  --------    ----------
Foundation     AMLI at Park Place (25%)   $ 19,406     6,361      1,590       1,555       237           60
Foundation II  AMLI at Greenwood Forest (15%)17,213    5,151        773         754       (14)          (2)
Champions      AMLI at Champions Park (15%) 12,590     3,258        489         489        86           12
Champions      AMLI at Champions Centre (15%)9,781     2,775        416         416       (33)          (5)
Windbrooke     AMLI at Windbrooke (15%)     17,084     5,140        771         771       (34)          (5)
Willeo Creek   AMLI at Willeo Creek (30%)   15,290     4,920      1,476       1,476        73           19
Chevy Chase    AMLI at Chevy Chase (33%)    44,711    14,171      4,676       4,676       498          165
Pleasant Hill  AMLI at Pleasant Hill (40%)  26,657    11,472      4,930       4,476       778          315
Barrett        AMLI at Barrett Lakes (35%)  26,097    11,028      3,860       3,986       (70)         (24)
Willowbrook    AMLI at Willowbrook (40%)    37,159    11,703      4,681       4,587       161           67
River Exchange AMLI at River Park (40%)     14,314     5,970      2,388       2,343      (253)         (99)
Aurora
 Crossing      AMLI at Aurora Crossing (25%)24,014    21,920      5,480       5,623      (314)         (78)
Fossil Creek   AMLI at Fossil Creek (25%)   20,014    18,011      4,503       4,595      (125)         (31)
Danada         AMLI at Danada (10%)         48,725    22,973      2,297       2,288       646           65
Verandah       AMLI at Verandah (35%)       25,831     8,208      2,961       2,943       138           96
Gardner        AMLI at Northwinds (35%)     19,564    18,624      6,518       6,371       --           --
                                           =======    ======    -------      ------      ====          ---
                                                                $47,809      47,349                    555
                                                                =======      ======
               GP Properties                                                                             2
                                                                                                       ---
                                                                                                       557
                                                                                                       ===


   The fixed-rate debt financing which has been obtained from various insurance companies on behalf of these co-
   investment partnerships is summarized below:


                               TOTAL      OUTSTANDING       INTEREST
  PROPERTY                  COMMITMENT     AT 9/30/97         RATE         MATURITY
 ----------                 ----------     ----------     -----------     ----------
AMLI at Park Place            $ 13,000        12,480            8.21%        10/5/99
AMLI at Greenwood Forest        11,625        11,625            8.95%        5/10/02
AMLI at Champions Park           9,500         8,999            7.26%         1/1/02
AMLI at Champions Centre         6,700         6,663            8.93%         1/1/02
AMLI at Windbrooke              11,500        11,500            9.24%         2/1/02
AMLI at Willeo Creek            10,000         9,948            6.77%         5/1/03
AMLI at Chevy Chase             29,767        29,572            6.67%         4/1/03
AMLI at Pleasant Hill           15,500        14,794            9.15%         3/1/07
AMLI at Barrett Lakes           16,680        12,506            8.50%        12/1/09
AMLI at Willowbrook             24,500        24,392           7.785%         5/1/03
AMLI at River Park               9,100         7,920            7.75%        6/27/08
AMLI at Danada                  24,500        24,500            7.33%         3/1/07
AMLI at Verandah                16,940        16,940            7.55%         4/1/04
AMLI at Northwinds              33,800         --               8.25%        10/1/10
                              --------       -------
                              $233,112       191,839
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



   Investments in partnerships at December 31, 1996 and the Company's 1996 share of income or loss from each are summarized as follows:


                                                       EQUITY (DEFICIT)                 TOTAL    COMPANY'S
                                                      ------------------                 NET     SHARE OF
               PROPERTY (COMPANY'S           TOTAL             COMPANY'S  COMPANY'S    INCOME    NET INCOME
PARTNERSHIP    OWNERSHIP PERCENTAGE)        ASSETS    TOTAL      SHARE    INVESTMENT   (LOSS)      (LOSS)
-----------    ---------------------       -------   -------   ---------  ----------  --------   ----------

Foundation     AMLI at Park Place (25%)    $20,142     6,724      1,681       1,645       568          143
Foundation II  AMLI at Greenwood Forest (15%)17,731    5,525        829         809      (181)         (27)
Champions      AMLI at Champions Park (15%) 12,695     3,172        477         477      (183)         (27)
Champions      AMLI at Champions Centre (15%)10,020    2,908        436         436      (101)         (15)
Windbrooke     AMLI at Windbrooke (15%)     17,600     5,574        836         836      (116)         (17)
Willeo Creek   AMLI at Willeo Creek (30%)   15,556     5,197      1,559       1,562        66           20
Pleasant Hill  AMLI at Pleasant Hill (40%)  27,128    11,987      5,091       4,709       824          320
Barrett        AMLI at Barrett Lakes (35%)  15,454    11,098      3,884       4,007       (22)          (8)
Chevy Chase    AMLI at Chevy Chase (33%)    45,928    15,017      4,955       4,955       170           56
Willowbrook    AMLI at Willowbrook (40%)    38,125    12,382      4,953       4,876       262          105
River Exchange AMLI at River Park (40%)     10,877     6,224      2,489       2,479        51          (21)
Aurora
  Crossing     AMLI at Aurora Crossing (25%)15,032    11,559      2,890       2,868       --           --
Fossil Creek   AMLI at Fossil Creek (25%)    6,394     3,995        999       1,010       --           --
                                           =======    ======    -------      ------      ====         ----
                                                                $31,079      30,669                    529
                                                                =======      ======
               GP Properties                                                                            30
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

   Summarized combined financial information of the Service Companies at and for the nine months ended September 30, 1997 and 1996 follows:

                                        1997            1996
                                      -------         -------
        Income (1)                    $ 6,519           4,415
        General and adminis-
          trative expenses             (4,780)         (3,442)
                                      -------         -------
                                        1,739             973

        Interest                         (729)           (589)
        Depreciation                     (218)           (213)
        Income taxes                     (300)            (66)
                                      -------         -------
          Net income (loss)(2)        $   492             105
                                      =======         =======
        Total assets                  $19,144          11,976
                                      =======         =======

        (1)   Net of construction and landscaping costs.

        (2) The Company's proportionate share of the net income (loss) of the Service Companies ($260 and $(159) for the nine months ended September 30, 1997 and 1996, respectively), includes an elimination of intercompany profit related to construction services provided by Amrescon. Including interest income of $729 and $584, respectively, total income from the Service Companies was $989 and $425, respectively, for the nine months ended September 30, 1997 and 1996.

   Interest expense of the Service Companies relates primarily to the 13% notes payable to the Company by Amli Management Company ("AMC") for $3,000, Amli Institutional Advisors, Inc. ("AIA") for $500 and Amrescon for $5,000, and to working capital advances made to AMC and Amrescon.

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

   During the nine months ended September 30, 1997 and 1996 the Company accrued or paid to the Service Companies fees and other costs and expenses as follows:
                                              1997             1996
                                             ------            ----
       Management fees                       $1,547           1,396
       General contractor fees                1,204             422
       Interest expense                          23              23
       Landscaping and ground maintenance       472             462
                                             ======            ====

   During the nine months ended September 30, 1997 and 1996 the Company earned or received from the Service Companies other income as follows:

                                               1997            1996
                                               ----            ----

       Interest on notes receivable            $390             341
       Interest on advances                     339             243
                                               ====             ===

   During the nine months ended September 30, 1997 and 1996 the Company earned or received from co-investment partnerships other income as follows:

                                              1997             1996
                                             ------            ----

       Development fees                      $1,175             494
       Acquisition fees                          49             184
       Disposition fees                        --                66
       Asset management fees                    455             364
       Debt placement fee                        88             --
       Accounting and administrative fees        10               5
       Interest on advances                    --                20
                                             ======            ====

   The development and acquisition fees earned from co-investment partnerships as shown above include only the venture partners' shares of such costs, as the Company's share of the partnership's cost is eliminated.

5. DEBT

   Bond financing

   AMLI at Spring Creek, an 1,180-unit apartment community in Atlanta, Georgia, secures a total of $40,750 of tax-exempt bonds. The terms of the bonds require that a portion of the apartment units be leased to individuals who qualify based on income levels specified by the U.S. Government. The bonds bear interest at a variable rate that is adjusted weekly based upon the remarketing rate for these bonds (3.70% at October 28, 1997; 3.71% average for the nine months ended September 30, 1997). The credit enhancement for the bonds was provided by a $41,297 five-year letter of credit from Wachovia Bank which expires on October 15, 2002.

   Mortgage notes payable

   At September 30, 1997, the Company owed a total of $156,192 pursuant to twelve fixed rate mortgage notes payable to eight financial institutions. Each loan is secured by a first mortgage on the respective residential apartment community and is non-recourse to the partners, except for a $1,500 portion of one of the mortgage notes payable and another mortgage note payable for $19,859. The loans bear interest at fixed rates between 7.0% and 9.2%, with maturities extending through December 1, 2038.

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

   Other notes payable

   On June 27, 1997, the Company closed on a new $100,000 unsecured revolving line of credit ("Unsecured Line") which replaced the $60,000 secured line of credit with Wachovia Bank N.A. ("Wachovia") and the $29,500 secured line of credit with First National Bank of Chicago ("First Chicago"). The Unsecured Line carries an interest rate of LIBOR plus 135 basis points, has a term of three years with two one year extensions and provides for reductions in interest rates based on the future credit rating the Company is able to obtain. The group of banks that provides the Unsecured Line is led by Wachovia and First Chicago as co-agents. The Unsecured Line will be used for acquisition and development activities and for working capital needs. The Unsecured Line requires that the Company meet various covenants typical of such an arrangement, including minimum net worth, minimum debt service coverage and maximum debt to equity percentage.

   Of the aggregate $108,750 of other notes payable, $38,000 is outstanding on the $100,000 Unsecured Line and $6,652 in letters of credit are outstanding on the $8,000 line of credit from Harris. Of the total, $5,845 is covered by interest rate cap for protection against increases in LIBOR above 3.875% through February 15, 1998. The total $63,348 (net of $6,652 letters of credit) of unused credit is available to fund future development, acquisition and working capital needs. The Harris line of credit agreements provide for customary borrower covenants, including among other things, minimum debt service coverage ratios and maximum loan to value ratios.


   The table below sets forth certain information relating to the indebtedness of the Company.

                               ORIGINAL      BALANCE        INTEREST      MATURITY      BALANCE
ENCUMBERED PROPERTIES           AMOUNT      AT 9/30/97        RATE          DATE      AT 12/31/96
---------------------         ----------    ----------    ----------     ---------    -----------
BOND FINANCING:
AMLI at Spring Creek (1)        $ 40,750       40,750     Tax-exempt       10/1/24         40,750
                                --------      -------   rate + 1.23%                      -------

MORTGAGE NOTES PAYABLE:
AMLI at the Arboretum (2)          4,800         --            9.90%       9/28/97          4,427
AMLI at Gleneagles                 8,500        8,076          7.70%      10/31/97          8,152
AMLI at Martha's Vineyard (3)      7,060         --            7.42%       11/1/97          6,669
AMLI at Reflections                4,800        4,459          7.05%       6/30/98          4,528
AMLI on Rosemeade                  7,050        6,582          7.02%       10/5/98          6,682
AMLI at Sherwood                   7,320        6,860          7.75%        7/1/03          6,992
AMLI at Riverbend                 31,000       30,468          7.30%        7/1/03         30,815
AMLI in Great Hills               11,000       10,813          7.34%        7/1/03         10,935
AMLI at Valley Ranch              11,500       10,747         7.625%       7/10/03         10,900
AMLI at Nantucket                  7,735        7,735          7.70%        6/1/04          --
AMLI at Timberglen                 6,770        6,770          7.70%        6/1/04          --
AMLI at Regents Center            20,100       19,859            (4)        9/1/05         19,975
AMLI on the Green
AMLI of North Dallas (5)          43,234       42,526         7.789%        5/1/06         42,938
AMLI at Park Creek                10,322        1,297         7.875%       12/1/38          --
                                --------      -------                                     -------
  Total Mortgage Notes Payable   181,191      156,192                                     153,013
                                --------      -------                                     -------
UNSECURED LINE OF CREDIT         100,000       38,000   L + 1.35%(6)       6/27/00          --
                                --------      -------                                     -------

OTHER NOTES PAYABLE:
AMLI at Vinings
AMLI at Sope Creek                 --            --          L+1.35%       5/31/98          7,500
                                --------      -------                                     -------

AMLI at Park Sheridan              8,000         --          L+1.35%       8/30/98           -
Unsecured                            750          750          4.00%        Demand            750
                                --------      -------                                     -------
  Total Other Notes Payable        8,750       38,750                                       8,250
                                --------      -------                                     -------
  Total                         $330,691      235,692                                     202,013
                                ========      =======                                     =======





(1)  Effective October 1, 1997, the Bonds are no longer secured by AMLI at Spring Creek.
(2)  Prepaid without penalty on July 3, 1997.
(3)  Prepaid on August 1, 1997 with prepayment penalty of $22.
(4)  $13,800 at 8.73% and $6,300 at 9.23%.
(5)  Sold at a discount of $673.  At September 30, 1997, the unamortized discount amount is $577.
(6)  The Company has used an interest rate derivative contract to limit the interest rate to 5.23% through
February 15, 1998 on $5,845.  Additional derivative contracts were entered into in October 1997 to fix the interest rate payable on $50,000 of line of credit borrowings at an average base rate of 6.12% (7.47% all-in including the current 1.35% "lender's spread") to November 2002 and February 2003.



     As of September 30, 1997, the scheduled maturities of the Company's debt are as follows:


                                                                 FIXED RATE       OTHER
                                                   BOND           MORTGAGE        NOTES
                                                FINANCINGS      NOTES PAYABLE    PAYABLE       TOTAL
                                               -----------       ------------    -------      -------
     1997 . . . . . . . . . . . . . . .            $  --               8,579         750        9,329
     1998 . . . . . . . . . . . . . . .               --              12,951        --         12,951
     1999 . . . . . . . . . . . . . . .               --               2,269        --          2,269
     2000 . . . . . . . . . . . . . . .               --               2,441      38,000       40,441
     2001 . . . . . . . . . . . . . . .               --               2,658        --          2,658
     Thereafter . . . . . . . . . . . .             40,750           127,294        --        168,044
                                                   -------           -------     -------      -------
                                                   $40,750           156,192      38,750      235,692
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

     The limited partnership agreement of AMLI at Verandah L.P. provides for the redemption (at an amount determined by formula) by the partnership of the limited partner's entire interest, in its sole discretion, at any time after March 25, 2002, or at any time that there is a designated event of default on related indebtedness of the partnership, which event of default remains uncured and unwaived to the time of notice of redemption election. The redemption amount may be paid in cash or Company shares of beneficial interest, or any combination thereof, in the sole discretion of the Company. The original capital contribution made by the limited partner was $5,525.

     On November 3, 1997, the Company entered into an agreement for the sale of AMLI at Bear Creek, a 350-unit apartment community located in Dallas, Texas. The sale price of $13,775 is payable in cash at closing,
which is anticipated to occur in December 1997.   The buyer has deposited
$100 earnest money in escrow with a title company.


7.   SUBSEQUENT EVENTS

     Following the October 1, 1997 remarketing of its $40,750 in tax exempt bonds, these bonds are no longer secured by any mortgage on the Spring Creek Crossing Apartment Community, which mortgage has now been released.

     During October, the Company entered into additional interest rate derivative contracts to fix the interest rate payable on $50,000 of its line of credit borrowings at an average base rate of 6.12% (7.47% "all-in" including the current "lender's spread" of 1.35%) to November 2002 and February 2003.

     On October 15, 1997, the Company closed on the acquisition of Bent Tree Ridge Apartments, a 300-unit apartment community located in North Dallas. The purchase price of $19,000 was paid in cash. In addition, the Company has a signed contract to acquire a 10.8 acre land parcel adjacent to Bent Tree Ridge. The Company intends to develop a 200-unit additional phase on this land. Closing of the land purchase is expected to occur in the fourth quarter of 1997 and development is anticipated to commence shortly thereafter.

     On October 17, 1997, the Company acquired 100% interest in the partnership that owns Bishop's Gate Apartments, a 266-unit apartment community located in Plano, Texas. The Company assumed the $14,000 existing debt secured by the property and the remainder of the purchase price of $9,000 was paid in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS,
        EXCEPT SHARE DATA)

The following discussion is based primarily on the consolidated financial statements of Amli Residential Properties Trust (the "Company") as of September 30, 1997 and December 31, 1996 and for the nine months ended September 30, 1997 and 1996.

This information should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

On January 30, 1996, the Company issued 1,200,000 convertible preferred shares for $20 per share, or $24,000, directly to four institutional investors and Amli Realty Co. ("ARC") in a registered offering. During the fourth quarter of 1996, the Company completed a public offering (the "Second Offering") of 2,976,900 common shares. In July 1997, the Company closed on an offering of 1,694,700 common shares. The net proceeds of the issuance of the preferred shares and the public offerings were used to reduce the Company's debt and fund development costs. As of September 30, 1997, the Company owned an 85% general partnership interest in the Operating Partnership, which holds the operating assets of the Company.
The limited partners hold Operating Partnership units ("OP Units") that are convertible into shares of the Company on a one-for-one basis, subject to certain limitations. At September 30, 1997, the Company owned 17,670,120 OP Units and the limited partners owned 3,005,213 OP Units. The Company has qualified, and anticipates continuing to qualify, as a real estate investment trust ("REIT") for Federal income tax purposes.

RESULTS OF OPERATIONS

During the period from January 1, 1996 through September 30, 1997, growth in property revenues and property operating expenses resulted from increases at communities owned as of January 1, 1996, and from the newly-constructed communities.

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

For the nine months ended September 30, 1997, net income attributable to common shares was $14,755, or $.96 per share on total revenues of $65,145. For the nine months ended September 30, 1996, net income was $9,338 or $.79 per share on total revenues of $58,017. Before extraordinary items caused by the early extinguishment of debt, net income per share for the nine months ended September 30, 1997 and 1996 was $.97 and $.88, respectively.

On a "same community" basis, weighted average occupancy of the apartment homes owned wholly by the Company decreased slightly to 93.8% for the nine months ended September 30, 1997 from 94.2% in the prior year. Weighted average collected rental rates increased by 1.4% to $659 from $650 per unit per month for the nine months ended September 30, 1997 and 1996, respectively. Including Co-Investment Communities, weighted average occupancy of the Company's apartment homes decreased to 93.9% for the nine months ended September 30, 1997 from 94.2% in the prior year, and weighted average collected rental rates increased by 1.9% to $670 from $658 per unit per month for the nine months ended September 30, 1997 and 1996, respectively.

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

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 TO NINE MONTHS ENDED SEPTEMBER 30, 1996.

Income before minority interest increased to $19,343 for the nine months ended September 30, 1997 from $14,334 for the nine months ended September 30, 1996. This increase was primarily attributable to a $7,128 increase in total revenues, reduced by a $1,357 increase in property operating expenses and an $1,227 increase in depreciation. Net income for the nine months ended September 30, 1997 and 1996 was $16,174 and $10,611, respectively.

Total property revenues increased by $5,310, or 9.5%. On the same community basis total property revenues increased by $1,121, or 2.0%.

The $1,818 increase in other revenues includes a $174 increase in share of income from co-investment ventures, a $681 increase in development fees, a $419 increase in share of income from Service Companies, a $250 increase in other interest income and a $145 increase in interest income from Service Companies.

Property operating expenses increased by $1,357, or 5.6%. On the same community basis, property operating expenses decreased by $31 or .1%.

Interest expense, net of the amounts capitalized, decreased from $8,981 to $8,151, or 9.2%.

General and administrative expenses increased from $1,703 for the nine months ended September 30, 1996 to $2,153 for the nine months ended September 30, 1997. The increase is primarily attributable to increased compensation and compensation-related costs attributable to both additional employees and increased rates of compensation.

LIQUIDITY AND CAPITAL RESOURCES

On June 27, 1997, the Company closed on a new $100 million unsecured revolving line of credit ("Unsecured Line"). The credit facility carries an interest rate of LIBOR plus 135 basis points and has a term of three years with two one-year extensions. The bank group providing the line of credit is led by Wachovia Bank N.A. ("Wachovia") and First National Bank of Chicago ("First Chicago") as co-agents, and includes Harris Trust and Savings Bank and LaSalle National Bank. The Unsecured Line replaced two secured lines of credit with Wachovia and First Chicago, which were paid off at the closing. At September 30, 1997, the Company had borrowings of $38,000 on the Unsecured Line. The remaining credit availability of $62,000 will be used, as needed, for acquisition and development activities, as well as for general working capital purposes.

At September 30, 1997, the Company had $1,516 in cash and cash equivalents and $63,348 in availability under its two bank lines of credit.

For the nine months ended September 30, 1997, net cash provided by operating activities was $28,028. For the nine months ended September 30, 1996, cash provided by operating activities was $23,599. The increase was primarily attributable to the $7,128 increase in total revenues, net of $1,357 increase in operating expenses.

Cash flows used for investing activities were $79,063 for the nine months ended September 30, 1997, and net cash flows used for investing activities were $42,197 for the nine months ended September 30, 1996. The increase of $37,249 is due largely to the acquisition of two stabilized communities, increased development activities and acquisition and development for co-investment partnerships.

Net cash flows provided by financing activities were $42,260 for the nine months ended September 30, 1997 which includes net proceeds from common shares offering of $37,506 and increased borrowings. Net cash flows provided by financing activities were $19,962 for the nine months ended September 30, 1996 which reflect net proceeds of $23,918 from preferred shares offering in January 1996.

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

Funds from operations for the nine months ended September 30, 1997 and 1996 are summarized as follows:
                                            SEPTEMBER 30,
                                     ------------------------
                                        1997            1996
                                      -------         -------
   Income before minority
     interest and extraordinary
     item                             $19,343          14,334
   Depreciation                         9,581           8,354
   Other, net (1)                       1,834             367
                                      -------          ------
   Funds from operations              $30,758          23,055
                                      =======          ======
   Total shares - weighted average,
     including shares issuable upon
      conversion of preferred
      shares and OP Units and
      pursuant to the Company's
      Option Plan                      19,525          15,600
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

In the typical situation, start-up losses will be recorded between the time the first apartment homes are delivered from construction until occupancy levels are adequate to recover all costs and expenses (including interest but excluding depreciation). The amounts shown above for the nine months ended September 30, 1997 and 1996 are shown net of $822 and $284, respectively, of start-up losses which, for the nine months ended September 30, 1997 are attributable to the initial lease-up of Phase III of AMLI at Regents Center, Vinings Square, Phase II of AMLI at Crown Colony, AMLI at River Park, AMLI at Barrett Lakes, AMLI at Aurora Crossing and AMLI at Fossil Creek. Additional amounts will be recorded in future quarters of 1997 and in 1998 as initial lease-up is completed at these and other communities currently under development.

The Company expects to pay quarterly dividends from cash available for distribution. Until distributed, funds available for distribution will be invested in short-term investment-grade securities or used to temporarily reduce outstanding balances on the Company's revolving lines of credit.

The Company expects to meet its short-term liquidity requirements by using its working capital and any portion of net cash flow from operations not distributed currently. The Company is of the opinion that its future net cash flows will be adequate to meet operating requirements in both the short and the long term and provide for payment of dividends by the Company in accordance with REIT requirements. In order to qualify as a REIT, the Company is required to make distributions to its shareholders equal to 95% of its REIT taxable income. The Company's 1997 estimated dividend payment level equals an annual rate of $1.73 per share. The Company estimates that approximately 10% of the total dividends to be paid in 1997 will be treated as a return of capital.

The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, repayment of loans for construction, development, and acquisition activities through the issuance of long-term secured and unsecured debt and additional equity securities of the Company (or OP Units). On July 20, 1995, the Company's shelf registration became effective. The registration statement provided for up to an aggregate of $200,000 of preferred shares, common shares and security warrants which the Company may issue from time to time. During 1996 and through July 24, 1997, the Company has issued preferred and common shares for an aggregate issuance price of $128,467, leaving a balance of $71,533 in shares that the Company may issue in the future under the shelf registration statement.

During the first half of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 requires the presentation of basic and diluted earnings per share for companies with other than simple capital structures. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early application is not permitted. For the three and nine months ended September 30, 1997, basic income per share would have approximated net income per common share as presented in the accompanying consolidated statement of operations.


COMPANY INDEBTEDNESS

The Company's debt as of September 30, 1997, substantially all of which is secured by first mortgages on eighteen of the wholly-owned communities, is summarized as follows:



                                             SUMMARY DEBT TABLE
                                             ------------------


                                     WEIGHTED AVERAGE                                  PERCENT
TYPE OF INDEBTEDNESS                   INTEREST RATE                BALANCE            OF TOTAL
--------------------              ----------------------           ---------           --------

Fixed Rate Mortgages                       7.72%                    $156,192             66.3%

Tax-Exempt Bonds (1)              Tax Exempt Rate + 1.23%             40,750             17.3%

Lines of Credit (2)                    LIBOR + 1.35%                  38,000             16.1%

Other                                      4.00%                         750               .3%
                                                                    --------             ----

     Total:                                                         $235,692              100%
                                                                    ========             ====

--------------------

(1)     The tax exempt bonds bear interest at a variable tax exempt rate and mature on October 1, 2024.  The related credit enhancement expires in 2002.

(2)     The total of $38,000 amount borrowed under the Unsecured line of credit is due in 2000.



DEVELOPMENT ACTIVITIES

In February 1996, the Company acquired an 80 acre land parcel in Atlanta, Georgia for $6,000 for the development of a new community to be known as AMLI at Northwinds. The parcel was acquired for cash and a note that was paid off in May 1996. The Company has begun development of a 652 apartment home community on the Atlanta site and expects to commence development of a 148 apartment home community on adjacent land. On September 29, 1997, this land under development was contributed to a newly formed co-investment venture. The Company owns a 35% interest in this co-investment venture and received $12,091 as reimbursement of costs incurred by the Company prior to contributing the land and existing improvements to the partnership. The co-venturer will provide an 8.25%, $33,800 construction and permanent financing and the balance of $21,000 of the estimated development costs will be funded by equity contributions. At September 30, 1997, $18,624 of equity contributions have been funded.

During the fourth quarter of 1996, AMLI at Barrett Lakes, a 446-unit apartment community in Atlanta, Georgia, being developed through a co-investment partnership, began rental operations. At September 30, 1997, the property was 77% occupied. Of the total estimated development costs of $27,800, the co-venturer has provided $16,680 of construction and permanent financing for this development, and the remaining costs are being funded from the Company's and the co-investor's equity contributions.

In December 1996, the Company commenced leasing and rental operations of AMLI at River Park, a 222 apartment home community in Atlanta, Georgia. At September 30, 1997, AMLI at River Park was 97% occupied. In June 1996, this community was contributed to a co-investment joint venture. Of the $15,100 estimated development costs, the co-venturer provided $9,100 in the form of a loan and the remaining costs are being funded from equity contributions from the Company and its co-investment partner.

At September 30, 1996, the Company entered into a joint venture with a large public pension fund and formed Acquiport/Aurora Crossing, L.P. Concurrent with the formation of the partnership, AMLI contributed the 18 acre Aurora land parcel and all the improvements in place for a 272 apartment home development. The total development cost of approximately $24,500 will be funded by equity contributions of which $7,400 was funded on September 30, 1996. The Company owns a 25% general partnership interest in this joint venture and received $5,545 as reimbursement of costs incurred by the Company prior to contributing the land to the joint venture. AMLI at Aurora Crossing began initial rental operations in February 1997. At September 30, 1997, the community was 41% leased and 36% occupied.

On September 30, 1996, the Company, as general partner, and for a 25% partnership interest, entered into a co-investment partnership with a large public pension plan and formed Acquiport/Fossil Creek, L.P. Upon formation of the partnership, the Company contributed its 19 acre land parcel in Forth Worth, Texas. The development of a 384 apartment home community on this site is currently in progress. The total development costs of approximately $23,700 will be funded from capital contributions from the partners. At September 30, 1996, total costs incurred of $2,670 were funded. The Company received $1,998 as reimbursement of costs incurred by the Company prior to contributing the land to the partnership. AMLI at Fossil Creek commenced rental operations in April 1997 and at September 30, 1997, the community was 44% leased and 35% occupied.

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

At September 30, 1997, there are ten communities or additional phases to existing communities including co-investment properties that are under development. When completed, a total of 3,786 apartment homes will be added to the Company's portfolio of rental apartments. The estimated development costs of the six wholly-owned communities under development total approximately $145,000 of which $48,316 has been incurred at September 30, 1997. The Company's share of the development costs for the four co-investment partnerships is approximately $41,345 of which $26,986 has been funded at September 30, 1997. In addition, the Company owns four land parcels located in Atlanta and Dallas that are in various stages of pre-development.

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

                                                  OCCUPANCY


The following is a listing of approximate physical occupancy levels by quarter for the Company's wholly-owned properties:

                                                 1997                                1996
                        NUMBER    -------------------------------------   ------------------------------
                          OF         At        At         At        At      At       At      At      At
LOCATION/PROPERTY       UNITS      12/31      9/30       6/30      3/31   12/31     9/30    6/30    3/31
-----------------       ------      ----      ----       ----     -----    ----     ----   -----   -----
WHOLLY-OWNED COMMUNITIES:
------------------------
DALLAS/FT. WORTH, TEXAS
  AMLI at Autumn Chase     450                 97%        95%       97%     95%      95%     96%     94%
  AMLI at Bear Creek       350                 98%        94%       95%     92%      93%     95%     95%
  AMLI at Chase Oaks       250                 96%        97%       96%     96%      96%     95%     98%
  AMLI at Gleneagles       590                 99%        98%       96%     95%      98%     97%     95%
  AMLI on the Green        424                 95%        93%       91%     89%      96%     98%     97%
  AMLI at Nantucket        312                 98%        98%       99%     98%      97%     95%     98%
  AMLI of North Dallas   1,032                 96%        97%       94%     94%      95%     97%     97%
  AMLI at Reflections      212                 98%        98%       96%     99%      97%     88%     95%
  AMLI on Rosemeade        236                 95%        97%       97%     98%      97%     98%     98%
  AMLI on Timberglen       260                 95%        97%       97%     99%      97%     96%     97%
  AMLI at Valley Ranch     460                 97%        97%       95%     92%      93%     95%     95%
                        ------       ---       ---        ---       ---     ---      ---     ---     ---
                         4,576                 97%        96%       95%     94%      96%     96%     96%
                        ------       ---       ---        ---       ---     ---      ---     ---     ---

AUSTIN, TEXAS
  AMLI at the Arboretum    231                100%        97%       97%     95%      96%     97%     96%
  AMLI in Great Hills      344                 98%        97%       95%     94%      97%     97%     96%
  AMLI at Lantana Ridge    354                 83%        N/A       N/A     N/A      N/A     N/A     N/A
  AMLI at Martha's Vineyard360                 98%        99%       97%     95%      95%     95%     95%
                        ------       ---       ---        ---       ---     ---      ---     ---     ---
                         1,289                 94%        98%       96%     95%      96%     96%     96%
                        ------       ---       ---        ---       ---     ---      ---     ---     ---

ATLANTA, GEORGIA
  AMLI at Sope Creek       695                 94%        93%       96%     93%      92%     96%     95%
  AMLI at Spring Creek   1,180                 95%        95%       97%     93%      97%     96%     96%
  AMLI at Vinings          360                 96%        95%       93%     95%      95%     99%     99%
  AMLI at West Paces       337                 92%        93%       98%     98%      95%     97%     92%
                        ------       ---       ---        ---       ---     ---      ---     ---     ---
                         2,572                 94%        94%       96%     94%      95%     96%     95%
                        ------       ---       ---        ---       ---     ---      ---     ---     ---




                                                 1997                                1996
                        NUMBER    -------------------------------------   ------------------------------
                          OF         At        At         At        At      At       At      At      At
LOCATION/PROPERTY       UNITS      12/31      9/30       6/30      3/31   12/31     9/30    6/30    3/31
-----------------       ------      ----      ----       ----     -----    ----     ----   -----   -----
EASTERN KANSAS
  AMLI at Alvamar          152                 90%        93%       98%     99%      98%     96%     95%
  AMLI at Crown Colony     220                 98%        93%       97%     95%      96%     96%     86%
  AMLI at Regents Center   424                 93%        99%       91%     90%      95%     94%     98%
  AMLI at Sherwood         300                 98%        95%       98%     96%      97%     97%     89%
                        ------       ---       ---        ---       ---     ---      ---     ---     ---
                         1,096                 95%        96%       96%     94%      97%     96%     93%
                        ------       ---       ---        ---       ---     ---      ---     ---     ---
INDIANAPOLIS, INDIANA
  AMLI at Riverbend        996                 89%        94%       92%     93%      96%     94%     94%
                        ------       ---       ---        ---       ---     ---      ---     ---     ---
CHICAGO, ILLINOIS
  AMLI at Park Sheridan    253                 99%        92%       93%     90%      92%     97%     96%
                        ------     -----     -----      -----     -----   -----    -----   -----   -----
Total Wholly-Owned
  Communities           10,782               95.0%      95.6%     95.2%   94.0%    95.6%   95.8%   95.4%
                        ------     -----     -----      -----     -----   -----    -----   -----   -----

CO-INVESTMENT COMMUNITIES:
-------------------------
ATLANTA, GA
  AMLI at Pleasant Hill                                                            lease   lease   lease
    (40%)                  502                 91%        96%       97%     95%      up      up      up
                                                        lease     lease   lease    lease   lease   lease
  AMLI at River Park (40%) 222                 97%        up        up      up       up      up      up
  AMLI at Towne Creek (1%) 150                 97%        90%       93%     93%      97%     97%     97%
  AMLI at Willeo Creek
    (30%)                  242                 91%        95%       98%     95%      97%     N/A     N/A
                        ------     -----     -----      -----     -----   -----    -----   -----   -----
                         1,116                 93%        95%       96%     95%      97%     97%     97%
                        ------     -----     -----      -----     -----   -----    -----   -----   -----
CHICAGO, IL
  AMLI at Chevy Chase
    (33%)                  592                 96%        99%       97%     93%      96%     N/A     N/A
  AMLI at Prairie
    Court (1%)             125                 98%       100%       97%     96%      97%     97%     97%
  AMLI at Willowbrook (40%)488                 98%        94%       96%     92%      94%     N/A     N/A
  AMLI at Windbrooke (15%) 236                 99%       100%       96%     92%      97%     96%     96%
  AMLI at Danada (10%)     600                 94%        93%       92%     N/A      N/A     N/A     N/A
                        ------     -----     -----      -----     -----   -----    -----   -----   -----
                         2,041                 96%        96%       95%     93%      96%     96%     96%
                        ------     -----     -----      -----     -----   -----    -----   -----   -----
DALLAS, TX
  AMLI at Verandah (35%)   538                 95%        96%       94%     N/A      N/A     N/A     N/A
                        ------     -----     -----      -----     -----   -----    -----   -----   -----




                                                 1997                                1996
                        NUMBER    -------------------------------------   ------------------------------
                          OF         At        At         At        At      At       At      At      At
LOCATION/PROPERTY       UNITS      12/31      9/30       6/30      3/31   12/31     9/30    6/30    3/31
-----------------       ------      ----      ----       ----     -----    ----     ----   -----   -----

AUSTIN, TX
  AMLI at Park Place
    (25%)                  588                 97%        94%       96%     97%      95%     97%     97%
                        ------     -----     -----      -----     -----   -----    -----   -----   -----
HOUSTON, TX
  AMLI at Champions
    Centre (15%)           192                 94%        98%       95%     92%      98%     95%     95%
  AMLI at Champions
    Park (15%)             246                 99%        99%       97%     92%      95%     89%     89%
  AMLI at Greenwood
    Forest (15%)           316                 96%        96%       96%     93%      90%     N/A     N/A
                        ------     -----     -----      -----     -----   -----    -----   -----   -----
                           754                 96%        98%       96%     92%      94%     92%     92%
                        ------     -----     -----      -----     -----   -----    -----   -----   -----
Total Co-Investment
  Communities            5,037               95.5%      95.8%     95.5%   93.8%    95.4%   95.3%   95.3%
                        ------     -----     -----      -----     -----   -----    -----   -----   -----

TOTAL                   15,819               95.2%      95.7%     95.3%   93.9%    97.2%   95.7%   91.6%
                        ======     =====     =====      =====     =====   =====    =====   =====   =====


PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K have been filed during the quarter ended September 30, 1997. The Exhibits filed as part of this report are listed below.



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

                            AMLI RESIDENTIAL PROPERTIES TRUST



Date:  November 13, 1997          By:/s/ CHARLES C. KRAFT
                                  -----------------------------------
                                  Charles C. Kraft
                                  Principal Accounting Officer
                                  Principal Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Date:  November 13, 1997          By:/s/ GREGORY T. MUTZ
                                  -----------------------------------
                                  Gregory T. Mutz
                                  Chairman of the Board of Trustees




Date:  November 13, 1997          By:/s/ ALLAN J. SWEET
                                  -----------------------------------
                                  Allan J. Sweet
                                  President and Trustee




Date:  November 13, 1997          By:/s/ CHARLES C. KRAFT
                                  -----------------------------------
                                  Charles C. Kraft
                                  Principal Accounting Officer
                                  Principal Financial Officer