Form 10-K
period 1997-12-31
AMLI RESIDENTIAL PROPERTIES TRUST
filed 1998-03-20
CIK 914724

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549


                                  FORM 10-K


              Annual Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934


For the fiscal year ended
December 31, 1997                     Commission File Number 1-12784


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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $339,317,865 based on the closing price ($22.50) on the New York Stock Exchange on February 27, 1998.

The number of the Registrant's Common Shares of Beneficial Interest, $.01 par value, outstanding as of December 31, 1997 was 16,577,580.


                     Documents Incorporated By Reference

Portions of the Proxy Statement for the annual shareholders' meeting to be held on April 27, 1998 are incorporated by reference into Parts I and III.

                              TABLE OF CONTENTS



                                                             Page
                                                             ----
PART I

Item 1.       Business. . . . . . . . . . . . . . . . . . . .   1

Item 2.       Communities . . . . . . . . . . . . . . . . . .  20

Item 3.       Legal Proceedings . . . . . . . . . . . . . . .  29

Item 4.       Submission of Matters to a Vote
              of Security Holders . . . . . . . . . . . . . .  29


PART II

Item 5.       Market for the Registrant's Common Equity
              and Related Shareholder Matters . . . . . . . .  30

Item 6.       Selected Financial Data . . . . . . . . . . . .  32

Item 7.       Management's Discussion and
              Analysis of Financial Condition
              and Results of Operations . . . . . . . . . . .  34

Item 7A.      Quantitative and Qualitative Disclosures
              About Market Risk . . . . . . . . . . . . . . .  42

Item 8.       Financial Statements and
              Supplementary Data. . . . . . . . . . . . . . .  43

Item 9.       Changes in and Disagreements
              with Accountants on Accounting and
              Financial Disclosure. . . . . . . . . . . . . .  88


PART III

Item 10.      Trustees and Executive Officers
              of the Registrant . . . . . . . . . . . . . . .  88

Item 11.      Executive Compensation. . . . . . . . . . . . .  88

Item 12.      Security Ownership of Certain
              Beneficial Owners and Management. . . . . . . .  88

Item 13.      Certain Relationships and
              Related Transactions. . . . . . . . . . . . . .  88


PART IV

Item 14.      Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K . . . . . . . . . . . .  89


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . . .  93

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

     As of December 31, 1997, AMLI owned or had co-investment interests in 56 multifamily apartment communities (the "Communities") comprised of 21,445 apartment homes. Forty-five of these Communities, totalling 17,501 apartment homes, were stabilized as of December 31, 1997. An additional 11 locations were under development or in lease-up at that date (the "Development Communities"). When completed, these Development Communities will total 3,944 apartment homes. In addition, the Company owns land for the future development of three additional communities totalling approximately 880 apartment homes, and at February 27, 1997, the Company has acquired three additional land parcels located in Indianapolis, Indiana and Overland Park, Kansas, on which the Company intends to develop 724 apartment homes.

     AMLI is the sole general partner of, and controls a majority of the limited partnership interests in, Amli Residential Properties, L.P., a Delaware limited partnership (the "Operating Partnership") through which it owns its interests in the Communities. As of December 31, 1997, the Company owned 84% of the outstanding partnership interests ("OP Units") in the Operating Partnership. OP Units are convertible into common shares on a one-for-one basis. The Company conducts all its business through the Operating Partnership and its subsidiaries and affiliates.

     The Company's headquarters offices are located at 125 S. Wacker Drive, Suite 3100, Chicago, Illinois 60606, and its telephone number is (312) 443-1477. In addition, AMLI maintains regional offices in both Atlanta and Dallas and opened additional offices in Indianapolis and Kansas City in December 1997.

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

     INSTITUTIONAL CO-INVESTMENTS. AMLI actively acquires and develops multifamily communities in co-investment joint ventures with institutional investment partners such as insurance companies, endowments, foundations, and public and private pension funds. The Company believes that co-investment partnerships create an opportunity to leverage the Company's acquisition, development and management expertise and generate higher returns on its invested equity capital. Since its Initial Offering, and through December 31, 1997, AMLI has formed 17 such co-investment joint ventures with eight institutional investors, several of which involve new development, representing a total anticipated acquisition and development costs of approximately $450 million, of which all but $28.0 million relating to the completion costs for AMLI at Northwinds has been incurred at December 31, 1997. The Company's invested capital in these 17 joint ventures totals approximately $55.0 million. In connection with its co-investment business, the Company has established strategic alliances with Allstate Insurance Company, Erie Insurance Group, The New York Common Retirement Fund, Northwestern Mutual Life Insurance Company, Endowment Realty Investors, The Rockefeller Foundation, and investors represented by Nomura Securities and others. The Company co-invested with three of these institutional investors during 1997.

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

DEVELOPMENT

     At the time of the Initial Offering in 1994, the Company and its predecessors had not begun the development of a new multifamily community for five years. Since that time, the development pipeline has grown steadily and extensively. Approximately 44% of the 6,022 apartment homes developed or under development by the Company have been built with a co-investment partner and the other 56% have been developed or are under development solely for the Company. As used herein, the "Company Development Communities" means Communities under development by the Company for its own account and the "Co-Investment Development Communities" refers to Communities under development on behalf of the Company's co-investment joint ventures.

     In conjunction with the acquisition of interests in seven apartment communities from Trammell Crow Residential Midwest ("TCR-Midwest"), AMLI and its Service Companies acquired TCR-Midwest's Development and Management Operations in Indianapolis and Kansas City in December 1997. Through 1997, most of the Company's development activities have been in Atlanta and Dallas. The Company anticipates developing more apartment homes in its three Midwest markets (Chicago, Indianapolis and Kansas City) in 1998 and 1999 than in either Atlanta or Dallas.

     The tables set forth below summarize certain information related to the Company Development Communities and the Co-Investment Development Communities. The Company Development Communities and Co-Investment Development Communities exclude 2,078 apartment homes located in eight communities for which development was completed and property operations were stabilized prior to December 31, 1997.


                                          COMPANY DEVELOPMENT COMMUNITIES
                                          -------------------------------


                                                                                                      AMOUNT
COMPANY                                                            PROJECTED       ANTICIPATED       EXPENDED
DEVELOPMENT                             NO. OF      COMPLETION     COMPLETION      DEVELOPMENT       THROUGH
COMMUNITIES        LOCATION              UNITS      PERCENTAGE       DATE             COST           12/31/97
-----------        --------             ------      ----------     ----------      -----------       --------
                                                                                 (in thousands)   (in thousands)

AMLI:
 on the Parkway .  Dallas, Texas           240             30%      Sep. 1998          $ 15,600         $  4,619

 at Wells Branch.  Austin, Texas           576             42%      Feb. 1999            34,200           14,199

 at Deerfield . .  Plano, Texas            240             14%      Mar. 1999            16,500            2,270

 at AutumnChase
  III . . . . . .  Carrollton, Texas       240             75%      Jul. 1998            14,500           10,916

 at Peachtree
  City. . . . . .  Atlanta, Georgia        312             84%      Mar. 1998            21,700           18,163

 at Park Creek. .  Gainesville, Georgia    200             44%      Jul. 1998            12,600            5,548

 at Killian Farms  Gwinnett County,
                   Georgia                 216             16%      Jan. 1999            13,900            2,258

 at Oakhurst. . .  Aurora, Illinois        464             32%      Jun. 1999            45,100           14,517
                                         -----                                         --------         --------
                                         2,488                                         $174,100         $ 72,490
                                         =====                                         ========         ========




                                       CO-INVESTMENT DEVELOPMENT COMMUNITIES
                                       -------------------------------------


                                                                                               AMOUNT
CO-INVESTMENT    COMPANY                      NO.               PROJECTED    ANTICIPATED      EXPENDED  CO-INVEST-
DEVELOPMENT    PERCENTAGE                     OF    COMPLETION  COMPLETION   DEVELOPMENT       THROUGH      MENT
COMMUNITIES     OWNERSHIP   LOCATION         UNITS  PERCENTAGE     DATE          COST         12/31/97    PARTNER
-----------    ----------   ---------------- -----  ----------  ----------   -----------     ---------- ----------
                                                                                 (in            (in
                                                                              thousands)     thousands)
AMLI at:

 Fox Valley         25%     Aurora, Illinois   272       99%     Jan. 1998      $ 24,500      $ 24,403  The N.Y.
                                                                                                        Common
                                                                                                        Retirement
                                                                                                        Fund

 Fossil Creek       25%     Ft. Worth, Texas   384      88%      Jan. 1998        22,700        20,896  The N.Y.
                                                                                                        Common
                                                                                                        Retirement
                                                                                                        Fund

 Northwinds         35%     Atlanta, Georgia   800       49%     Jan. 1999        54,800        26,888  North-
                                                                                                        western
                                                                                                        Mutual
                                                                                                        Life
                                             -----                              --------      --------
                                             1,456                              $102,000      $ 72,187
                                             =====                              ========      ========


     The Company believes that the operating prospects for the Development Communities remain favorable based on current economic and other conditions existing in the areas in which the Company's development activities are focused. As with any development project, there are uncertainties and risks associated with development. While the Company has prepared development budgets and has estimated completion and stabilization target dates for each of the Development Communities based on what it believes are reasonable assumptions, there can be no assurance that actual costs will not exceed current budgets or that the Company will not experience construction delays due to the inability of building materials, weather conditions or other events beyond the Company's control. Similarly, adverse market conditions at the time that the Development Communities become available for leasing could affect the rental rates that may be charged and the period necessary to achieve stabilization at the Development Communities, which could have a material adverse effect on the financial condition of the affected Development Communities.

CO-INVESTMENT DEVELOPMENT

     In September 1996, AMLI closed on two separate joint ventures with The New York Common Retirement Fund ("NYCRF") for the development of two multi-family residential communities. Through these ventures, the Company is currently developing a 272 apartment home community in metropolitan Chicago, Illinois and a 384 apartment home community in Ft. Worth, Texas. Construction of each of these Development Communities had been commenced earlier in 1996 by AMLI. Construction of AMLI at Fox Valley, the Development Community located in metropolitan Chicago, is substantially complete at a cost of approximately $24.5 million, with stabilization expected in the third quarter of 1998. Construction of AMLI at Fossil Creek, the Development Community located in Ft. Worth, is substantially complete at a cost of approximately $22.7 million, with stabilization expected in the third quarter of 1998. The Company owns a 25% interest in the joint ventures that own these Development Communities and The New York Common Retirement Fund owns a 75% interest.

     In September 1997, AMLI formed its third development co-investment venture with Northwestern Mutual Life Insurance Company ("NML") in order to develop AMLI at Northwinds, an 800 apartment home community in Atlanta.
NML is providing construction and permanent financing in the amount of $33.8 million of the total $54.8 million estimated cost. At December 31, 1997, the first units have been occupied and development is approximately 49% complete. Construction completion and the achievement of stabilized operations are anticipated to occur in 1999.

ACQUISITIONS

     The table set forth below summarizes the Company's acquisition activities during 1997.


                                                 1997 ACQUISITION
                                                 ----------------
AMLI RESIDENTIAL
1997-1998 ACQUISITIONS


Company                                 No. of     Acquisition      Acquisition                        Interest
Communities        Location             Units         Date             Cost             Loan             Rate
----------         --------             ------     -----------      -----------      ----------       ----------

AMLI at:
  Paces North      Smyma, Georgia          152        06/11/97         $  8,900
  Lantana Ridge    Austin, Texas           354        09/30/97           23,800
  Bent Tree        North Dallas, Texas     300        10/15/97           19,000
  Bishop's Gate    Plano, Texas            266        10/17/97           23,000          14,000            9.10%
  Poplar Creek     Schaumburg, Illinois    196        12/18/97           12,500           9,500         Variable
  Conner Farms     Indianapolis, Indiana   300        12/22/97           21,700          13,000            7.00%
  Town Center      Overland Park, Kansas   156        12/22/97           13,750
                                         -----                         --------          ------
Total Company
Communities                              1,724                         $122,650          36,500
                                         -----                         --------          ------



                 Company                             Acquisi-   Acquisi-
Co-Investment   Percentage                 No. of     tion       tion               Interest    Co-Investment
Communities     Ownership     Location     Units      Date       Cost        Loan     Rate      Partner
-------------   -----------   --------     ------    --------   --------    ------  --------    -------------

AMLI at:
  Danada            10%       Wheaton,
                              Illinois        600    02/28/97   $ 48,400    24,500     7.33%    State Teachers
                                                                                                Retirement System
                                                                                                of Ohio

  Verandah          35%       Arlington,
                              Texas           538    03/25/97     25,400    16,940     7.55%    La Moon, Inc.

  Regents Crest     25%       Overland
                              Park,
                              Kansas          368    12/22/97     25,600    16,300     7.50%    ERI Regents
                                                                                                Crest, Inc.
                                            -----               --------    ------
Total Co-investment
Communities                                 1,506               $ 99,400    57,740
                                            -----               --------    ------
Total Communities                           3,230               $222,050    94,240
                                            =====               ========    ======


     On December 22, 1997, the Company closed the first part of its acquisition of apartment home communities from TCR-Midwest. The initial closing included rights to four development sites in Indianapolis and Kansas City and included the hiring of key development and management personnel. The Company acquired AMLI at Conner Farms, a 300 apartment home community in Indianapolis for an allocated cost of $21.7 million, financed in part with a $13.0 million, 7.0% fixed rate insurance company loan with a maturity on June 15, 2003; and AMLI at Town Center, a newly-constructed 156 apartment home community in Overland Park, Kansas whose development had been financed by a $13.0 ADC (Acquisition, Development, Construction) loan from the Company. A co-investment venture in which the Company has a 25% interest concurrently acquired AMLI at Regents Crest, a 368 apartment home community in Overland Park, Kansas, for $25.3 million, including the assumption of a $16.3 million, 7.5% fixed rate mortgage loan due
December 15, 2003.

     As part to the total $132 million purchase price payable to TCR-Midwest in 1997 and 1998 or 1999, the Company paid in December 1997 $1.0 million for the rights to acquire four Midwest sites for future development, and the Company's general contractor affiliate paid $3.4 million for the construction organization and personnel. The Company anticipates that it will close the acquisition from TCR-Midwest of three other communities containing 814 apartment homes and the general partnership interest in another 400 apartment home community later in 1998.

     On January 21, 1998, the Company acquired a 288 apartment home community in Atlanta, Georgia for $18.4 million financed in part with a $12.9 million, 6.95% fixed rate, ten-year loan from an insurance company.

FINANCING

     In June 1997, the Company's secured $100 million line of credit became unsecured, and in October 1997, a fifth bank was added to the bank group, the line of credit was increased to $150 million, and pricing was decreased from 135 to 130 basis points over LIBOR. At December 31, 1997, the Company's remaining availability on its $150 million line of credit was $50 million. In October, the Company's $40.75 million tax-exempt bond issue was re-marketed on an unsecured basis.

     In July 1997, the Company completed a public offering of 1,694,700 common shares priced at $23.4375 per share. Proceeds totalled approximately $37.5 million (net of 5.75% in commissions and expenses) and were used to repay debt.

     On February 20, 1998, the Company agreed to privately place $75 million of a new series of convertible preferred shares with an institutional investor. The shares which will be issued at $24 per share and which will carry an initial annual dividend of $1.80 per share, are non-callable for nine years and not subject to mandatory redemption. The preferred shares are convertible into common shares on a one-to-one basis. The minimum $1.80 per share annual dividend will increase to match the dividend rate on AMLI's common shares (currently $1.76 per share annually) if the annual dividend rate on common shares is increased to more than $1.80 per share. The company anticipates funding to occur in three equal installments in March, June and September 1998. Total proceeds, net of an estimated 1.05% in offering costs, will be approximately $74.2 million.

THE OPERATING PARTNERSHIP

     The Company carries on its business through the Operating Partnership and its affiliates, AMLI Management Company ("AMC"), AMLI Residential Construction, Inc. ("Amrescon") and AMLI Institutional Advisors, Inc. ("AIA") (collectively the "Service Companies"). The Company is the sole general partner of the Operating Partnership, a Delaware limited partnership, through which it owns the Communities, interests in co-investment Communities and interests in the Service Companies. At
December 31, 1997, the Company owned an 84% partnership interest in the Operating Partnership, 10% was held by Amli Realty Co. and its affiliates ("ARC") and 6% was held by certain other third party investors. The Company's interest in the Operating Partnership entitles it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to the Company's percentage ownership (apart from tax allocations of profits and losses to take into account pre-contribution property appreciation). In connection with each offering of shares by the Company, the net proceeds from the issuance of any such shares are contributed to the Operating Partnership in exchange for a corresponding number of OP Units. The Company holds one OP Unit in the Operating Partnership for each common share and each preferred share that it has issued. The OP Units issued to ARC and certain Original Investors are convertible into common shares on a one-for-one basis.

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

THE SERVICE COMPANIES

     The management, institutional advisory and construction management businesses of the Company are conducted through AMC, AIA and Amrescon, respectively, because, among other things, the third-party income from their respective businesses might jeopardize the Company's REIT status under Sections 856 through 860 of the Code if such operations were carried on directly by the Operating Partnership. The Operating Partnership holds 100% of the nonvoting preferred stock of each of the Service Companies and also holds certain subordinated notes of AMC, AIA and Amrescon. The nonvoting preferred stock is entitled to dividends equal to 95% of all distributions of the Service Companies. ARC holds 95% of the voting common stock of each of the Service Companies which, in each case, is generally entitled to dividends equal to 4.75% of all distributions. The remaining 5% of the voting common stock of each of the Service Companies, entitled to
 .25% of all distributions, is owned by the Operating Partnership. The charter of each of the Service Companies requires the quarterly distribution as dividends of the "net operating cash flow" (as defined in each such charter) of each such Service Company, if there are funds legally available for dividends. Such provision of the charter of each of the Service Companies may not be changed without the consent of the holders of the preferred stock. Accordingly, the Operating Partnership is entitled to receive substantially all of the available net cash flow from each of the Service Companies through ownership of the preferred stock thereof and the subordinated notes, and thereby enjoys substantially all of the economic benefit of the businesses carried on by such companies.

     According to the charter of each of the Service Companies, a majority of the members of the board of directors of the respective Service Company must be individuals who are not officers, directors or employees of ARC, and all contracts for services between a Service Company and ARC must be approved by a majority of the unaffiliated directors of the relevant Service Company. Ownership of 95% of the voting common stock will enable ARC to control the election of the board of directors (including the unaffiliated directors) of the Service Companies. The holders of a majority of the nonvoting preferred stock of each Service Company are entitled to an approval right with respect to certain fundamental corporate actions, including the issuance of any additional shares of preferred stock or other senior securities, or a sale, lease or exchange of all or substantially all of the assets of, or the merger, consolidation or dissolution of, the respective Service Company. In addition, the Company has a right of first refusal (which may be assigned to a third party with the consent of ARC, such consent not to be unreasonably withheld) to acquire on its own behalf or on behalf of any controlled affiliate, the common stock of each of the Service Companies, subject to the consent of third-party clients and to applicable law. Such right of first refusal may only be exercised to the extent that the ownership of such common stock or assets would not disqualify the Company as a REIT.

THE BUSINESS OF AMC

     AMC, a Delaware corporation, provides management and leasing services to each of the Communities presently owned by the Company. In addition, AMC provides such services to the co-investment Communities. AMC is expected to manage any additional multifamily communities acquired or developed by the Operating Partnership, as well as any additional co-investment communities acquired through separate account relationships of AIA, subject to the consent of the co-investment partners. Management and leasing services are provided to the Communities and the co-investment Communities pursuant to the terms of a management contract which has an initial term of three years and which AMC has agreed not to terminate so long as the Operating Partnership is not in material breach of such contract. Residential property management and leasing services provided by AMC are performed at market rates. AMLI Corporate Homes ("ACH"), a division of AMC, leases apartment homes from the Communities and the co-investment Communities for short-term residents. Such ACH leases are at market rates.

THE BUSINESS OF AIA

     AIA, an Illinois corporation, renders investment advice to institutional capital sources, primarily pension plans, endowments, foundations and insurance companies. AIA intends to continue to develop its institutional investment advisory business and will continue to manage and administer existing advisory relationships with institutional investors. The Company actively pursues co-investments through relationships administered by AIA. In this way, the Company seeks to diversify the sources of capital for investments in properties. In addition to generating advisory fee income for AIA, these separate account relationships have the potential to generate fee income for (1) AMC in cases where AMC is engaged to manage the communities acquired by the co-investment ventures and (2) Amrescon, in cases where Amrescon is engaged as general contractor with respect to co-investment development ventures.

THE BUSINESS OF AMRESCON

     Amrescon, a Delaware corporation, provides general contracting, construction management and landscaping services to the Company and its managed ventures. Amrescon is based in Atlanta, Georgia, has regional offices in Dallas, Texas, Indianapolis, Indiana and Kansas City, Kansas, and is engaged exclusively in the design, development, construction and landscaping of upscale multifamily properties on behalf of the Company. A division of Amrescon, Amli Landscape Co. performs all landscape installation and maintenance services for the Communities located in Atlanta.

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

ENVIRONMENTAL MATTERS

     Many jurisdictions have adopted laws and regulations relating to environmental controls and the development of real estate. Such laws and regulations could affect the Communities and any additional communities acquired or developed by the Company in the future and/or operate to reduce the number and attractiveness of investment opportunities available to the Company. The effect upon the Company of the application of such laws and regulations cannot be predicted. Such laws and regulations have not had a material effect on the Company's financial condition and results of operations to date. The Company is not aware of any environmental condition on any of the Communities, or the communities planned to be developed by the Company, which is likely to have a material adverse effect on the Company's financial condition and results of operations.

EMPLOYEES

     The Company, the Operating Partnership and the Service Companies employ a total of approximately 625 persons. AMC employs substantially all of the professional employees that are currently engaged in the residential property management and leasing business on behalf of the Company.

GROWTH STRATEGIES

     The Company seeks to increase cash flow by intensively managing the Communities, selectively developing and acquiring additional high-quality multifamily communities, and advising and co-investing with institutional partners. The Company believes that, over time, a portfolio consisting of high-quality communities, which the Company believes is typical of its portfolio, will realize returns exceeding national averages for multifamily properties due to expected higher annual growth in cash flows, reduced on-going maintenance costs and capital expenditures, and higher relative levels of residual market values.

GROWTH FROM PROPERTY OPERATIONS

     The Company seeks to increase cash flow at the Communities through rent increases while maintaining high occupancy rates and aggressive management of its operating expenses. As of December 31, 1997, the weighted average occupancy rate of the stabilized Communities was 93%, and the average monthly rental rate per apartment home was $730, or $0.84 per square foot. The Company owns multifamily communities with service, lifestyle and physical amenities that residents value and that support higher rental rates. Typical services that are provided at the Communities, which are customary for similar upscale multifamily properties, include pet care or plant watering for out-of-town tenants; on-site overnight delivery drop-off boxes; on-site pick-up of dry cleaning or other items; occasional social events for residents designed to provide a sense of community; frequent maintenance programs; and a policy of guaranteeing attention to any maintenance or repair request from a tenant within 48 hours.

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

     By establishing critical mass in each of its markets, the Company expects to achieve economies of scale in its operations, resulting in reduced operating and administrative expenses without reductions in service. In addition, the relatively low average age of the Communities contributes to reduced operating and maintenance expenses. At December 31, 1997, the average age of the stabilized Communities was approximately eight years. The Company also believes that attention to landscaping and physical appearance contributes to reducing resident turnover and enhances the rental rates and occupancy levels of the Communities.

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

     DEVELOPMENT STRATEGIES

     The Company actively pursues the development of new communities. The Company seeks to develop multifamily communities that meet an identified market demand, are well-located in markets the Company believes will experience above-average growth rates and produce first-year stabilized cash on cash returns of 100 to 200 basis points higher than capitalization rates available on acquisitions in these markets. The Company's management has significant experience in the development of multifamily communities and believes that this expertise will permit it to successfully capitalize on new development opportunities.

     The Company has identified certain sub-markets within its seven identified cities where strong multifamily property demand exceeds the level of new construction. The Company currently has development underway in Chicago, Atlanta, Dallas and Kansas City. In addition, the Company owns
56.5 acres of land, on which it expects to develop approximately 880 apartment homes. In addition, the Company has acquired 45 additional acres as of February 27, 1998 on which it intends to develop 724 apartment homes.

     The following table summarizes the Company's development activities for the period from the date of its Initial Offering in February 1994 through December 31, 1997:

                         AMLI DEVELOPMENT ACTIVITIES



                              No. of
                           Communities
                            Developed            No. of        Estimated
                             or Under           Apartment      Development
Year                      Development (1)        Homes         Budget (2)
----                      ---------------       ---------     ------------

1994. . . . . . . . . .            2                734       $ 37,600,000
1995. . . . . . . . . .            5              1,280         75,900,000
1996. . . . . . . . . .            6              1,672        113,600,000
1997. . . . . . . . . .            6              2,336        166,300,000
                                 ---              -----       ------------
    Total . . . . . . .           19              6,022       $393,400,000
                                 ===              =====       ============
--------------------

(1) Represents the number of Communities for which development was commenced during the applicable year. Of the Communities developed by the Company since the Initial Offering, thirteen Communities were developed by the Company for its own account and six for co-investment joint ventures. The Company's ownership interest in these co-investment joint ventures ranges from 25% to 40%.

(2) The Company's share of the total estimated development budget is expected to be approximately $252 million.


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

     ACQUISITION STRATEGIES

     The Company actively pursues the acquisition of new communities. The Company seeks to acquire, directly or through co-investments, multifamily communities that are available at attractive prices, capable of enhanced performance through application of the Company's management expertise and that are in the Company's target markets. The Company follows a strategy of acquiring (directly or through co-investments) institutional quality apartment communities, which typically have high-quality construction, amenities, location and market position, and are therefore attractive investments for institutional investors, such as insurance companies, endowments, foundations and pension funds.

     The following table summarizes the Company's acquisition activities for the period from the date of the Initial Offering through December 31, 1997:

                         AMLI ACQUISITION ACTIVITIES

                                 No. of           No of         Total
                               Communities       Apartment    Acquisition
Year                           Acquired (1)       Homes         Costs (2)
----                           ------------     ----------    ------------

1994. . . . . . . . . . . .           8            2,184      $ 99,428,000
1995. . . . . . . . . . . .           3              794        51,763,000
1996. . . . . . . . . . . .           2            1,080        82,152,000
1997. . . . . . . . . . . .          10            3,230       222,050,000
                                    ---            -----      ------------
    Total . . . . . . . . .          23            7,288      $455,393,000
                                    ===            =====      ============
--------------------

(1) Of these acquisitions, twelve Communities were acquired by the Company directly and eleven through co-investment joint ventures. The Company's ownership interest in these co-investment joint ventures ranges from 10% to 40%.

(2) The Company's share of the total acquisition costs was $202.4 million.

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

     While each co-investment is structured individually, in a typical venture the Company (i) acts as the general partner or managing member of the venture; (ii) handles the administration of the venture; (iii) manages the day-to-day operations of the community held by the venture; (iv) in the case of a venture with a property under development, oversees construction and development; and (v) recommends the sale or refinancing of the property. All of AMLI's co-investments are made on a pari passu basis with its co-investment partners and any disputes over sale or refinancing decisions are generally resolved through the exercise of a buy-sell provision. As of December 31, 1997, the Company had established co-investment relationships with Allstate Insurance Company, Erie Insurance Group, The New York Common Retirement Fund, Northwestern Mutual Life Insurance Company, Endowment Realty Investors, The Rockefeller Foundation and investors represented by Nomura Securities and others.

     Since the Initial Offering, the Company has entered into 17 co-investment ventures for the acquisition or development of multifamily apartment communities. The table below summarizes the co-investment activities of the Company since the Initial Offering:

                        AMLI CO-INVESTMENT ACTIVITIES


                           No. of                     No. of       Total
               No. of     Apartment    No. of       Apartment      No. of
            Communities     Homes    Communities      Homes       Apartment
Year          Acquired    Acquired   Developed(1)  Developed(2)    Homes
----        -----------   ---------  ------------  ------------   ---------

1994. . . .        3         1,026           1            502        1,528
1995. . . .        3           794           1            446        1,240
1996. . . .        2         1,080           3            878        1,958
1997. . . .        3         1,506           1            800        2,306
                 ---        ------         ---         ------       ------
  Total . .       11         4,406           6          2,626        7,032
                 ===        ======         ===         ======       ======
--------------------

(1) Represents the number of Communities for which development was commenced during the applicable year.

(2) Represents the number of apartment homes planned for the Community for which development was commenced in the applicable year.


     The table below sets forth the total expected capital outlays for all 17 of these development and acquisition ventures, the Company's expected share of such capital requirements and the one-time and recurring annual fee income that the Company and the Service Companies have received from these 17 joint venture relationships through December 31, 1997:

                                CO-INVESTMENT ACTIVITIES SINCE THE INITIAL OFFERING


                                        1994           1995           1996           1997          Total (4)
                                    -----------     -----------   ------------   ------------   ------------
Total Expected
 Project Cost (1) . . . . . . .     $71,191,000     $79,682,000   $146,819,000   $154,252,000   $451,944,000
AMLI Expected
 Equity Investment. . . . . . .       7,641,000       7,548,000     25,165,000     15,046,000     55,400,000
Actual Fee Income
 to AMLI and the
 Service Companies
 Initial or One-Time
   Fees (2) . . . . . . . . . .         287,000         607,000      1,778,000      3,284,000      5,956,000
  Annual Fee Income
   (3). . . . . . . . . . . . .         221,000         769,000      1,363,000      2,164,000      4,517,000

--------------------

(1)   Includes $249.4 million which has been or will be debt financed.  Total expected costs are included in the year in which a development project begins or an acquisition closes.

(2)   The one-time fee income is shown net of intercompany eliminations to the extent of the Company's percentage interest in its co-investment joint ventures.  One time fees include general contractor fees, development and redevelopment fees and property acquisition fees.  The amounts shown represent the portion of the fees earned in the applicable year.  The initial and one-time fee income for 1997 represents amounts earned by the Company for the year ended December 31, 1997.  Subsequent to December 31, 1997, additional one-time fees of approximately
$1,042,000 are anticipated to be earned by the Company and the Service Companies in connection with the completion of three Development Communities under development on behalf of existing co-investment joint ventures.

(3)   Annual fee income includes property management fees, asset management fees and partnership administration fees.  The amounts shown represent the portion of the fees earned in the applicable year.  The annual fee income for 1997 represents amounts earned by the Company for the year ended December 31, 1997.  Annual fee income will increase as additional co-investment Communities under development are completed.


     The Company has received indications of interest and is pursuing other commitments for the acquisition or development of additional co-investment communities. In addition, the Company is continually working to expand the base of its institutional joint venture partners.


HISTORY OF THE AMLI RESIDENTIAL PROPERTY BUSINESS

     The Company was formed in February 1994 to continue and expand the multifamily property business previously conducted by ARC. ARC was founded in 1980 by Gregory T. Mutz and John E. Allen, the Chairman and Vice-Chairman of the Company, respectively. Ronald L. Jensen, Chairman of UICI, served on ARC's Board of Directors from 1980 to 1982. From the date of its inception through the date of the Initial Offering, ARC focused on owning, managing, leasing, acquiring and developing upscale residential apartment communities in the Southwest, Southeast and Midwest areas of the United States. During the period from 1982 to 1989, ARC was actively engaged in both the development and acquisition of multifamily communities. From 1989 through the date of the Initial Offering, ARC exclusively pursued acquisition opportunities due to ARC's belief that this strategy provided a more favorable return relative to the risk taken than did the development of new properties during this period. From the date of the Initial Offering to the present, AMLI has pursued a strategy of selective acquisitions and developments in its primary markets.


     Prior to 1994 all communities currently wholly-owned were originally acquired as co-investments between ARC and the Original Investors in various Property Partnerships.  The table below sets forth ARC's and the Company's history of acquiring and developing apartment projects:

                                                         AT DECEMBER 31,
                       ------------------------------------------------------------------------------
                                                                                                1982-
                           1997       1996      1995      1994      1993     1992      1991     1990
                         -------    -------   -------   -------   -------  -------   -------  -------

WHOLLY-OWNED:
  Units at beginning
   of year. . . . . . .    9,824      9,600     9,789     8,207     6,793    5,673     5,103    --
  Units Acquired. . . .    1,724        --      --        1,582     1,414    1,120       570    3,460
  Units Sold. . . . . .     (350)       --       (421)    --        --       --        --       --
  Units Developed . . .      452        224       232     --        --       --        --       1,643
  Total wholly
    owned units
    at end of year. . .   11,650      9,824     9,600     9,789     8,207    6,793     5,673    5,103

CO-INVESTMENTS:
  Units at beginning
    of year . . . . . .    3,677      2,245     1,451       425       425      425       425    --
  Units Acquired. . . .    1,506      1,080       794     1,026     --       --        --         150
  Units sold. . . . . .     --         (150)    --        --        --       --        --       --
  Units Developed . . .      668        502     --        --        --       --        --         275
  Total co-investment
    units at end
    of year . . . . . .    5,851      3,677     2,245     1,451       425      425       425      425

          Total units .   17,501     13,501    11,845    11,240     8,632    7,218     6,098    5,528



ITEM 2.  COMMUNITIES

     STABILIZED COMMUNITIES

     The Communities include 45 stabilized multifamily apartment communities containing 17,501 apartment homes operated under the AMLI [registered trademark] brand name. Twenty-nine of the stabilized Communities, containing an aggregate of 11,650 apartment homes, are directly owned by the Company (the "Wholly-Owned Communities") and sixteen Communities, containing an aggregate of 5,851 apartment homes, are owned through co-investment joint ventures (the "Co-Investment Communities"). The stabilized Communities are located in the markets described in the table below:

                                              Wholly-Owned   Co-Investment
                                  Total        Communities     Communities
                             -------------    ------------    ------------
Location                      No.    Units     No.   Units     No.   Units
--------                     ----    -----    ----   -----    ----   -----

Dallas/Ft. Worth,
  Texas . . . . . . . . .      13    5,330      12   4,792       1     538
Atlanta, Georgia. . . . .       9    4,134       4   2,572       5   1,562
Chicago, Illinois . . . .       7    2,490       2     449       5   2,041
Austin, Texas . . . . . .       5    1,877       4   1,289       1     588
Indianapolis, Indiana . .       2    1,296       2   1,296      --      --
Eastern Kansas. . . . . .       6    1,620       5   1,252       1     368
Houston, Texas. . . . . .       3      754      --      --       3     754
                              ---   ------     ---  ------     ---   -----
    Total . . . . . . . .      45   17,501      29  11,650      16   5,851
                              ===   ======     ===  ======     ===   =====

     As of December 31, 1997, the average age of the stabilized Communities was approximately eight years, the average occupancy rate of the stabilized Communities was 93%, and the average monthly rental rate per apartment home was $730.

     DEVELOPMENT COMMUNITIES

     The Development Communities consist of eleven multifamily apartment communities or new phases of existing Communities which upon completion will contain 3,944 apartment homes. See "Growth Strategies-Development Strategy" for a discussion of the Company's development activities. The Development Communities are under development in the markets described in the table below:

                                                Company      Co-Investment
                                               Development    Development
                                  Total        Communities    Communities
                             -------------    ------------   -------------
Location                      No.    Units     No.   Units     No.   Units
--------                     ----    -----    ----   -----   -----   -----

Atlanta, Georgia. . . . .       4    1,528       3     728       1     800
Dallas/Ft. Worth,
 Texas. . . . . . . . . .       4    1,104       3     720       1     384
Chicago, Illinois . . . .       2      736       1     464       1     272
Austin, Texas . . . . . .       1      576       1     576      --      --
                             ----    -----    ----   -----    ----   -----
    Total . . . . . . . .      11    3,944       8   2,488       3   1,456
                             ====    =====    ====   =====    ====   =====

     The Wholly-Owned Communities and the Co-Investment Communities are primarily oriented to residents demanding high levels of services and contain numerous tenant amenities, such as fitness centers, swimming pools, tennis courts, basketball and volleyball courts, miles of jogging trails and nature walks. Most of the apartment units have a patio, porch or sunroom, and many offer one or more additional features such as vaulted ceilings, microwave ovens, Palladian windows, fireplaces and washers and dryers or washer/dryer connections. The Wholly-Owned Communities and Co-Investment Communities that were developed by AMLI have won numerous awards for design, landscaping and architecture.

     The table set forth below summarizes certain information related to the Wholly-Owned Communities and the Co-Investment Communities.


                                                                                             1997         1997
                                                                                           AVERAGE      WEIGHTED
                                                                             AVERAGE      COLLECTED      AVERAGE
                                                    YEAR      NUMBER        UNIT SIZE        RENT       PHYSICAL
WHOLLY-OWNED COMMUNITIES        LOCATION          COMPLETED   OF UNITS    (SQUARE FEET)    PER UNIT     OCCUPANCY
------------------------        --------          ---------   --------    -------------    --------    ----------

DALLAS/FT. WORTH, TX

AMLI at AutumnChase             Carrollton        1987/1996        450              832      $  694           95%
AMLI at Bent Tree               Dallas              1996           300              943         824           94%
AMLI at Chase Oaks              Plano               1986           250              775         664           95%
AMLI at Gleneagles              Dallas            1987/1997        590              884         692           93%
AMLI on the Green               Ft. Worth         1990/1993        424              846         695           92%
AMLI at Nantucket               Dallas              1986           312              712         534           97%
AMLI of North Dallas            Dallas            1985/1986      1,032              878         634           94%
AMLI at Reflections             Irving              1986           212              822         657           97%
AMLI on Rosemeade               Dallas              1987           236              870         649           95%
AMLI on Timberglen              Dallas              1985           260              774         589           96%
AMLI at Valley Ranch            Irving              1985           460              848         672           95%
AMLI at Bishop's Gate           West Plano          1997           266            1,098       1,056           92%
                                                                ------           ------      ------         -----
                                                                 4,792              860         685           94%
                                                                ------           ------      ------         -----

AUSTIN, TX

AMLI at the Arboretum           Austin              1983           231              771         677           94%
AMLI in Great Hills             Austin              1985           344              747         668           95%
AMLI at Lantana Ridge           Austin              1997           354              881         800           87%
AMLI at Martha's Vineyard       Austin              1986           360              704         600           94%
                                                                ------           ------      ------         -----
                                                                 1,289              776         687           92%
                                                                ------           ------     -------         -----

ATLANTA, GA

AMLI at Sope Creek              Marietta       1982/1983/1995      695              910         690           92%
AMLI at Spring Creek            Dunwoody          1985-1989      1,180              916         704           94%
AMLI at Vinings                 Atlanta             1985           360            1,040         760           93%
AMLI at West Paces              Atlanta             1992           337              933         859           94%
                                                                ------           ------      ------         -----
                                                                 2,572              934         729           94%
                                                                ------           ------      ------         -----





                                                                                                          1997
                                                                                             1997       WEIGHTED
                                                                             AVERAGE        AVERAGE      AVERAGE
                                                    YEAR      NUMBER        UNIT SIZE        RENT       PHYSICAL
WHOLLY-OWNED COMMUNITIES        LOCATION          COMPLETED   OF UNITS    (SQUARE FEET)    PER UNIT     OCCUPANCY
------------------------        --------          ---------   --------    -------------    --------    ----------

EASTERN KANSAS

AMLI at Alvamar                 Lawrence            1989           152              828         664           91%
AMLI at Crown Colony            Topeka            1986/1997        220              783         573           93%
AMLI at Regents Center          Overland Park  1991/1995/1997      424              938         733           91%
AMLI at Sherwood                Topeka              1993           300              868         613           94%
AMLI at Town Center             Overland Park       1997           156            1,135         777           86%
                                                                ------           ------      ------         -----
                                                                 1,252              905         673           91%
                                                                ------           ------      ------         -----

INDIANAPOLIS, IN

AMLI at Conner Farms            Indianapolis        1993           300            1,082         796           93%
AMLI at Riverbend               Indianapolis      1983/1985        996              824         574           91%
                                                                ------           ------      ------         -----
                                                                 1,296              884         626           91%
                                                                ------           ------      ------         -----

CHICAGO, IL

AMLI at Park Sheridan           Chicago             1986           253              855         920           94%
AMLI at Poplar Creek            Chicago             1985           196              911         718           91%
                                                                ------           ------      ------         -----
                                                                   449              879         832           93%
                                                                ------           ------      ------         -----
  TOTAL WHOLLY-OWNED
    COMMUNITIES AT
    DECEMBER 31, 1997                                           11,650              875      $  693           93%
                                                                ======           ======      ======         =====



                                                                                                          1997
                                                                                              1997      WEIGHTED
                      COMPANY'S                                                AVERAGE       AVERAGE     AVERAGE
CO-INVESTMENT         PERCENTAGE                       YEAR      NUMBER       UNIT SIZE       RENT      PHYSICAL
COMMUNITIES           OWNERSHIP     LOCATION         COMPLETED   OF UNITS   (SQUARE FEET)   PER UNIT    OCCUPANCY
----------------      ----------    --------         ---------   --------   -------------   --------   ----------
ATLANTA, GA
AMLI at:
 Barrett Lakes (1)      35%         Atlanta            1997           446           1,032       $821          87%
 Pleasant Hill          40%         Gwinnett County    1996           502           1,000        804          93%
 River Park (1)         40%         Atlanta            1997           222           1,018        763          95%
 Towne Creek             1%         Gainesville        1989           150             811        652          90%
 Willeo Creek           30%         Roswell            1989           242           1,229        803          93%
                                                                   ------          ------       ----        -----
                                                                    1,562           1,029        788          91%
                                                                   ------          ------       ----        -----

CHICAGO, IL

AMLI at:
 Chevy Chase            33%         Buffalo Grove      1988           592             812        909          95%
 Danada Farms           10%         Wheaton          1989/1991        600             869        916          92%
 Prairie Court           1%         Oak Park           1987           125             845      1,050          95%
 Willowbrook            40%         Willowbrook        1987           488             857        896          93%
 Windbrooke             15%         Buffalo Grove      1987           236             903        944          96%
                                                                   ------          ------       ----        -----
                                                                    2,041             852        920          94%
                                                                   ------          ------       ----        -----
EASTERN KANSAS

AMLI at:
 Regents Crest          25%         Overland Park      1997           368             942        929          93%
                                                                   ------          ------       ----        -----

AUSTIN, TX

AMLI at:
 Park Place             25%         Austin             1985           588             677        584          95%
                                                                   ------          ------       ----        -----

DALLAS, TX

AMLI at:
 Verandah               35%         Arlington        1986/1991        538             733        687          94%
                                                                   ------          ------       ----        -----





                                                                                                          1997
                                                                                              1997      WEIGHTED
                      COMPANY'S                                                AVERAGE       AVERAGE     AVERAGE
CO-INVESTMENT         PERCENTAGE                       YEAR      NUMBER       UNIT SIZE       RENT      PHYSICAL
COMMUNITIES           OWNERSHIP     LOCATION         COMPLETED   OF UNITS   (SQUARE FEET)   PER UNIT    OCCUPANCY
----------------      ----------    --------         ---------   --------   -------------   --------   ----------

HOUSTON, TX

AMLI at:
 Champions Centre       15%         Houston            1994           192             857        712          95%
 Champions Park         15%         Houston            1991           246             902        690          96%
 Greenwood Forest       15%         Houston            1995           316             984        734          95%
                                                                   ------          ------       ----        -----
                                                                      754             924        714          95%
                                                                   ------          ------       ----        -----
    TOTAL CO-INVESTMENT COMMUNITIES
      AT DECEMBER 31, 1997                                          5,851             886       $803          93%
                                                                   ======          ======       ====        =====
    TOTAL                                                          17,501             879       $730          93%
                                                                   ======          ======       ====        =====


     (1)  Fourth quarter average occupancy; in lease-up prior to the fourth quarter.








                                                     OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Company's Wholly-Owned
Communities and Co-Investment Communities:

                                                                 1997                        1996
LOCATION/COMMUNITY             COMPANY'S    NUMBER    --------------------------  --------------------------
------------------            PERCENTAGE      OF        AT     AT     AT     AT     AT     AT     AT     AT
WHOLLY-OWNED COMMUNITIES       OWNERSHIP     UNITS    12/31   9/30   6/30   3/31  12/31   9/30   6/30   3/31
------------------------      ----------    -------   -----  -----  ----- ------  -----  ----- ------ ------

DALLAS/FT. WORTH, TEXAS
   AMLI at AutumnChase. . . . .               450       96%    97%    95%    97%    95%    95%    96%    94%
   AMLI at Bent Tree. . . . . .               300       93%    N/A    N/A    N/A    N/A    N/A    N/A    N/A
   AMLI at Chase Oaks . . . . .               250       94%    96%    97%    96%    96%    96%    95%    98%
   AMLI at Gleneagles . . . . .               590       97%    99%    98%    96%    95%    98%    97%    95%
   AMLI on the Green. . . . . .               424       93%    95%    93%    91%    89%    96%    98%    97%
   AMLI at Nantucket. . . . . .               312       98%    98%    98%    99%    98%    97%    95%    98%
   AMLI of North Dallas . . . .             1,032       95%    96%    97%    94%    94%    95%    97%    97%
   AMLI at Reflections. . . . .               212       98%    98%    98%    96%    99%    97%    88%    95%
   AMLI on Rosemeade. . . . . .               236       92%    95%    97%    97%    98%    97%    98%    98%
   AMLI on Timberglen . . . . .               260       98%    95%    97%    97%    99%    97%    96%    97%
   AMLI at Valley Ranch . . . .               460       99%    97%    97%    95%    92%    93%    95%    95%
   AMLI at Bishop's Gate. . . .               266       90%    N/A    N/A    N/A    N/A    N/A    N/A    N/A
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----
                                            4,792       96%    97%    96%    95%    94%    96%    96%    96%
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----
AUSTIN, TEXAS
   AMLI at the Arboretum. . . .               231       96%   100%    97%    97%    95%    96%    97%    96%
   AMLI in Great Hills. . . . .               344       97%    98%    97%    95%    94%    97%    97%    96%
   AMLI at Lantana Ridge. . . .               354       81%    83%    N/A    N/A    N/A    N/A    N/A    N/A
   AMLI at Martha's Vineyard. .               360       97%    98%    99%    97%    95%    95%    95%    95%
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----
                                            1,289       92%    94%    98%    96%    95%    96%    96%    96%
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----
ATLANTA, GEORGIA
   AMLI at Sope Creek . . . . .               695       93%    94%    93%    96%    93%    92%    96%    95%
   AMLI at Spring Creek . . . .             1,180       94%    95%    95%    97%    93%    97%    96%    96%
   AMLI at Vinings. . . . . . .               360       96%    96%    95%    93%    95%    95%    99%    99%
   AMLI at West Paces . . . . .               337       94%    92%    93%    98%    98%    95%    97%    92%
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----
                                            2,572       94%    94%    94%    96%    94%    95%    96%    95%
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----





                                                                 1997                        1996
                               COMPANY'S    NUMBER    --------------------------  --------------------------
                              PERCENTAGE      OF        AT     AT     AT     AT     AT     AT     AT     AT
LOCATION/COMMUNITY             OWNERSHIP     UNITS    12/31   9/30   6/30   3/31  12/31   9/30   6/30   3/31
------------------            ----------    -------   -----  -----  ----- ------  -----  ----- ------ ------

EASTERN KANSAS
   AMLI at Alvamar. . . . . . .               152       93%    90%    93%    98%    99%    98%    96%    95%
   AMLI at Crown Colony . . . .               220       95%    98%    93%    97%    95%    96%    96%    86%
   AMLI at Regents Center . . .               424       87%    93%    99%    91%    90%    95%    94%    98%
   AMLI at Town Center. . . . .               156       92%    N/A    N/A    N/A    N/A    N/A    N/A    N/A
   AMLI at Sherwood . . . . . .               300       97%    98%    95%    98%    96%    97%    97%    89%
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----
                                            1,252       92%    95%    96%    96%    94%    97%    96%    93%
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----

INDIANAPOLIS, INDIANA
   AMLI at Conner Farms . . . .               300       93%    N/A    N/A    N/A    N/A    N/A    N/A    N/A
   AMLI at Riverbend. . . . . .               996       88%    89%    94%    92%    93%    96%    94%    94%
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----
                                            1,296       89%    89%    94%    92%    93%    96%    94%    94%
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----

CHICAGO, ILLINOIS
   AMLI at Park Sheridan. . . .               253       98%    99%    92%    93%    90%    92%    97%    96%
   AMLI at Poplar Creek . . . .               196       91%    N/A    N/A    N/A    N/A    N/A    N/A    N/A
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----
                                              449       95%    99%    92%    93%    90%    92%    97%    96%
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----
                                           11,650     93.6%  95.0%  95.4%  95.1%  93.9%  95.7%  95.8%  95.3%
                                           ======     =====  =====  =====  =====  =====  =====  =====  =====

CO-INVESTMENT COMMUNITIES:
--------------------------

ATLANTA, GA
   AMLI at:                                                  lease  lease  lease  lease  lease  lease  lease
    Barrett Lakes . . . . . . .    35%        446       95%    up     up     up     up     up     up     up
                                                                                         lease  lease  lease
    Pleasant Hill . . . . . . .    40%        502       89%    91%    96%    97%    95%    up     up     up
                                                                    lease  lease  lease  lease  lease  lease
    River Park. . . . . . . . .    40%        222       95%    97%    up     up     up     up     up     up
    Towne Creek . . . . . . . .     1%        150       88%    97%    90%    93%    93%    97%    97%    97%
    Willeo Creek. . . . . . . .    30%        242       91%    91%    95%    98%    95%    97%    N/A    N/A
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----
                                            1,562       92%    93%    95%    96%    95%    97%    97%    97%
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----






                                                                 1997                        1996
                               COMPANY'S    NUMBER    --------------------------  --------------------------
                              PERCENTAGE      OF        AT     AT     AT     AT     AT     AT     AT     AT
LOCATION/COMMUNITY             OWNERSHIP     UNITS    12/31   9/30   6/30   3/31  12/31   9/30   6/30   3/31
------------------            ----------    -------   -----  -----  ----- ------  -----  ----- ------ ------

CHICAGO, IL
   AMLI at:
    Chevy Chase . . . . . . . .    33%        592       94%    96%    99%    97%    93%    96%    N/A    N/A
    Prairie Court . . . . . . .     1%        125       98%    98%   100%    97%    96%    97%    97%    97%
    Willowbrook . . . . . . . .    40%        488       94%    98%    94%    96%    92%    94%    N/A    N/A
    Windbrooke. . . . . . . . .    15%        236       98%    99%   100%    96%    92%    97%    96%    96%
    Danada Farms. . . . . . . .    10%        600       93%    94%    93%    92%    N/A    N/A    N/A    N/A
                                          -------     -----  -----  -----  -----  -----  -----  -----  -----
                                            2,041       94%    96%    96%    95%    93%    96%    96%    96%
                                          -------     -----  -----  -----  -----  -----  -----  -----  -----

EASTERN KANSAS
   AMLI at Regents Crest. . . .    25%        368       93%    N/A    N/A    N/A    N/A    N/A    N/A    N/A
                                          -------     -----  -----  -----  -----  -----  -----  -----  -----

DALLAS, TX
   AMLI at Verandah . . . . . .    35%        538       94%    95%    96%    94%    N/A    N/A    N/A    N/A
                                          -------     -----  -----  -----  -----  -----  -----  -----  -----

AUSTIN, TX
   AMLI at Park Place . . . . .    25%        588       98%    97%    94%    96%    97%    95%    97%    97%
                                          -------     -----  -----  -----  -----  -----  -----  -----  -----

HOUSTON, TX
   AMLI at:
    Champions Centre. . . . . .    15%        192       97%    94%    98%    95%    92%    98%    95%    95%
    Champions Park. . . . . . .    15%        246       98%    99%    99%    97%    92%    95%    89%    89%
    Greenwood Forest. . . . . .    15%        316       95%    96%    96%    96%    93%    90%    N/A    N/A
                                          -------     -----  -----  -----  -----  -----  -----  -----  -----
                                              754       96%    96%    98%    96%    92%    94%    92%    92%
                                          -------     -----  -----  -----  -----  -----  -----  -----  -----

Total Co-Investment
  Communities . . . . . . . . .             5,851     94.2%  95.5%  95.8%  95.5%  93.8%  95.4%  95.3%  95.3%
                                          -------     -----  -----  -----  -----  -----  -----  -----  -----

TOTAL . . . . . . . . . . . . .            17,501     93.8%  95.2%  95.7%  95.3%  93.9%  97.2%  95.7%  91.6%
                                          =======     =====  =====  =====  =====  =====  =====  =====  =====


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 1997.


                                                      PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common shares began trading on the NYSE on February 9, 1994, under the symbol "AML."  The following table sets forth the quarterly high and low sales prices per share as reported on the New York Stock
Exchange Composite Tape by CompuServe and the dividends paid by the Company with respect to the periods noted.


                                                         1997                             1996
                                             -----------------------------    -----------------------------
                                                                 DIVIDENDS                        DIVIDENDS
                                                                 PER SHARE                        PER SHARE
                                              HIGH        LOW       (1)         HIGH       LOW       (1)
                                             ------      -----   ---------     ------     -----   ---------

  First Quarter . . . . . . . . . . . .      $24.75     $22.50      $.43       $21.38    $19.38        $.43
  Second Quarter. . . . . . . . . . . .       23.63      21.50       .43        21.00     18.88         .43
  Third Quarter . . . . . . . . . . . .       23.75      21.75       .44        20.88     19.75         .43
  Fourth Quarter. . . . . . . . . . . .       24.19      21.75       .44        23.50     20.25         .43


     (1)  The Company paid dividends with respect to these quarters in the quarter immediately following the quarter for which they are paid.




     Dividends are declared and paid in the second month following the end of the calendar quarter in which the related cash flow from operations is generated. On February 27, 1998, the last reported sale price of the common shares on the NYSE was $22.50 per share. On the same date, the Company had 16,606,071 common shares outstanding held by 272 shareholders of record.

     The Company's current dividend payment level equals an annual rate of $1.76 per common share. The Company anticipates that it will continue to make regular quarterly dividend payments. Approximately 9.8% of dividends paid during 1997 represented a return of capital, and the Company estimates that approximately 18% of the total dividends to be paid in 1998 will be treated as a return of capital.

     Future distributions by the Company will be at the discretion of the Board of Trustees and will depend on the actual cash available for distribution and funds from operations of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant. The annual dividend payments for calendar year 1997 necessary for the Company to maintain its status as a REIT were approximately $1.21 per share.

ITEM 6.  SELECTED FINANCIAL DATA

                                                             HISTORICAL
                                                           (in thousands)
                             -----------------------------------------------------------------------
                                  1997           1996           1995           1994          1993
                              -----------    -----------     ----------    -----------   -----------
OPERATING DATA:

Revenues. . . . . . . . . .    $   90,073         78,271         73,877       65,215          48,534
Income (loss) before
  minority interest
  and extraordinary
  item. . . . . . . . . . .        28,926         19,949         17,006       13,398          (1,695)
Net income (loss) . . . . .        24,352         15,250         13,719        8,710          (1,695)

Net income per common
  share (basic and
  diluted). . . . . . . . .          1.43           1.11           1.18          .75(A)          N/A

BALANCE SHEET DATA:

Residential real estate,
 before accumulated
 depreciation . . . . . . .    $  653,947        495,519        442,865      451,762         338,895
Total assets. . . . . . . .       679,978        504,357        433,227      442,619         311,236
Total debt. . . . . . . . .       333,250        202,013        215,255      217,687         263,021
Minority interest . . . . .        51,463         44,871         39,077       42,743           --
Shareholders'/
 partners' equity . . . . .       270,439        242,022        166,163      170,161          39,157

OTHER DATA:

Funds from operations
  (B) . . . . . . . . . . .        42,172         32,009         27,404       22,033(A)        8,021
Funds from operations
  per common share
  (diluted) . . . . . . . .          2.13           2.01           1.90         1.53(A)          N/A
Cash dividends paid per
  common share. . . . . . .          1.73           1.72           1.71         1.05(A)          N/A
Net cash flow from
  operating activities. . .        39,129         31,934         28,334       26,269          10,594
Net cash flow for
  investing activities. . .      (170,900)       (66,864)        (2,551)    (143,308)        (71,796)
Net cash flow from (for)
  financing activities. . .       127,156         42,942        (26,964)     110,326          64,951





     (A) The information presented is for the ten and one-half month period ended December 31, 1994 based on shares and units outstanding during the period.

     (B) Industry analysts generally consider funds from operations to be an appropriate measure of the performance of an equity REIT. Funds from operations is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships, joint ventures, and other affiliates. Adjustments for unconsolidated partnerships, joint ventures, and other affiliates are calculated to reflect funds from operations on the same basis. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles ("GAAP"), is not indicative that cash flows are adequate to fund all cash needs and is not to be considered an alternative to net income or any other GAAP measure as a measurement of the results of the Company's operations or the Company's cash flows or liquidity as defined by GAAP.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except share data and rental rates per unit)

     The following discussion is based primarily on the consolidated financial statements of AMLI Residential Properties Trust (the "Company") as of December 31, 1997 and 1996 and for the years ended December 31, 1997 and 1996. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

     On January 30, 1996, the Company issued 1,200,000 convertible preferred shares for $20 per share, or $24,000, directly to four institutional investors and Amli Realty Co. ("ARC") in a registered offering. In November 1996, the Company completed a public offering of 2,976,900 common shares. The net proceeds of the issuance of the preferred shares and the public offering were used to reduce the Company's debt and fund development costs. In July 1997, the Company closed on the offering of 1,694,700 common shares. The net proceeds were used to pay down floating rate debt.

     As of December 31, 1997, the Company owned an 84% general partnership interest in the Operating Partnership, which holds the assets of the Company. The limited partners hold Operating Partnership units ("OP Units") that are convertible into common shares of the Company on a one-for-one basis, subject to certain limitations. At December 31, 1997, the Company owned 17,677,580 OP Units and the limited partners owned 3,280,943 OP Units.

RESULTS OF OPERATIONS

     During 1997, growth in property revenues and property operating expenses resulted both from increases at communities owned as of January 1, 1996 and from the newly constructed additional phases to existing communities.

     During the same period, the Company invested in five co-investment partnerships, which own the 600-unit AMLI at Danada Farms in Wheaton, Illinois, the 538-unit AMLI at Verandah in Arlington, Texas, the 368-unit AMLI at Regents Crest in Overland Park, Kansas, the 592-unit AMLI at Chevy Chase in Buffalo Grove, Illinois, and the 488-unit AMLI at Willowbrook in Willowbrook, Illinois.

     For the year ended December 31, 1997, net income attributable to common shares was $22,449, or $1.43 per share, on total revenues of $90,073 (including a $2,457 non-recurring gain on sale of a residential property). For the year ended December 31, 1996, net income attributable to common shares was $13,504, or $1.11 per share, on total revenues of $78,271. In 1997, net income included an extraordinary loss of $196 on early extinguishment of debt. In 1996, net income included an extraordinary loss of $1,118 on early extinguishment of debt and a non-recurring gain resulting from interest rate swap contracts of $584.

     On a "same community" basis, weighted average occupancy of the wholly-owned apartment homes decreased slightly to 93.8% for the year ended December 31, 1997 from 94.0% in the prior year. Weighted average collected rental rates increased by 1.3% to $661 from $653 per unit per month for the years ended December 31, 1997 and 1996, respectively. Including Co-Investment Communities, weighted average occupancy of the apartment homes decreased to 93.9% for the year ended December 31, 1997 from 94.1% in the prior year, and weighted average collected rental rates increased by 1.8% to $672 from $660 per unit per month for the years ended December 31, 1997 and 1996, respectively.

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

     Income before nonrecurring items, minority interest and extraordinary items increased to $26,469 for the year ended December 31, 1997 from $19,365 for the year ended December 31, 1996. The increase was primarily attributable to an $11,802 increase in total revenues, less a $2,997 increase in property operating expenses. For the years ended December 31, 1997 and 1996, net income was $24,352 and $15,250, respectively.

     Total property revenues increased by $9,686, or 12.7%. On a same community basis, total property revenues increased by $1,507; or 2.1%.

     Other property revenues increased by $1,070, or 32.7%, including increases in revenues from garages and carports ($216), from phone and cable systems ($175), and from various fees charged to residents ($679).

     The $2,116 increase in other revenue includes a $356 increase in share of income from co-investment ventures, a $1,451 increase in development fees and a $606 increase in asset management fees.

     Property operating expenses increased by $2,997, or 9.3%. On a same community basis, property operating expenses increased by $119, or 0.4%. The increase in individual operating expenses was generally proportionate to the increase in total operating expenses, except that utilities expense decreased by $74, or 1.8%, as the Company continued implementation of its Resident Utility Billing System and installation of water and energy conservation equipment, and insurance expense decreased by $119, or 12.2%.

     Interest expense, net of the amounts capitalized, increased to $11,995 from $11,916.

     General and administrative expenses increased to $2,850 for the year ended December 31, 1997 from $2,353 for the year ended December 31, 1996. The increase is primarily attributable to increased compensation and compensation-related costs.

     The extraordinary charge of $196, net of minority interest, for the year ended December 31, 1997 was $922 less than the comparable $1,118 extraordinary charge for the year ended December 31, 1996, as only two loans were repaid shortly ahead of their scheduled maturities in 1997.

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

     Income before nonrecurring items, minority interest and extraordinary items increased to $19,365 for the year ended December 31, 1996 from $15,508 for the year ended December 31, 1995. The increase was primarily attributable to a $1,010 decrease in interest expense and a $4,394 increase in total revenues, reduced by a $1,302 increase in property operating expenses. For the years ended December 31, 1996 and 1995, net income was $15,250 and $13,719, respectively.

     Total property revenues increased by $2,994, or 4.2%. On a same community basis, total property revenues increased by $2,477, or 3.6%.

     Other property revenues increased by $472, or 16.9%, including increases in revenues from garages and carports ($46), from phone and cable systems ($40), and from various fees charged to residents ($281).

     The $1,409 increase in other revenue includes a $535 increase in share of income from co-investment ventures, a $612 increase in development fees and a $284 increase in asset management fees.

     Property operating expenses increased by $1,302, or 3.1%. On a same community basis, property operating expenses increased by $1,088, or 3.7%.

     Interest expense, net of the amount capitalized, decreased to $11,916 from $12,926, or 7.8%.

     General and administrative expenses increased to $2,353 for the year ended December 31, 1996 from $1,932 for the year ended December 31, 1995. The increase is primarily attributable to increased compensation and compensation-related costs.

     The extraordinary charge of $1,118, net of minority interest, for the year ended December 31, 1996 related primarily to the write-off of deferred costs upon a major refinancing during 1996. There was no such re-financing or extraordinary items in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had $5,676 in cash and cash equivalents and $50,000 in availability under its $150,000 unsecured line of credit. The Company is negotiating to increase this line of credit to $200,000 during the second quarter of 1998 and anticipates that a sixth bank will join the existing bank group at that time.

     On February 20, 1998, the Company committed to privately place $75,000 of a new issue of preferred shares with an institutional investor. The shares will be issued at $24 per share. The Company anticipates funding to occur in three equal installments in March, June and September 1998. Proceeds from this private placement, net of an estimated 1.05% in offering costs, are anticipated to aggregate approximately $74,200.

     During 1997, the number of the Company's wholly-owned Communities that are unencumbered increased from five to fourteen. The Company expects to repay two fixed rate loans aggregating $10,984 at their scheduled 1998 maturities from additional borrowings under its unsecured line of credit, whereupon two more Communities will be unencumbered. There are no other fixed rate loans on wholly-owned Communities with maturity dates prior to June 2003.

     Net cash flows provided by operating activities for the year ended December 31, 1997 increased to $39,129 from $31,934 for the year ended December 31, 1996. The increase is primarily due to an increase in property net operating income and an increase in other revenues.

     Cash flows used in investing activities for the year ended
December 31, 1997 increased to $170,900 from $66,864 for the year ended December 31, 1996. The increase consisted primarily of expenditures for the acquisition of land parcels and development costs, contributions to co-investment partnerships and working capital advances to the Service Companies, and net cash proceeds from the sale of a residential property in 1997.

     Net cash flows provided by financing activities for the year ended December 31, 1997 were $127,156. In 1997, cash flows include net proceeds of borrowings and $37,447 net proceeds from the offering of common shares reduced by employees' and trustees' notes.

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

     Funds from operations for the years ended December 31, 1997 and 1996 are summarized as follows:

                                          1997        1996
                                        --------    --------

         Net income before minority
           interest and
           extraordinary item            $28,926      19,949
         Depreciation                     13,220      11,321
         Other, net                           26 (1)     739 (2)
                                         -------      ------

             Funds from operations       $42,172      32,009
                                         =======      ======
             Weighted average
               diluted shares
               and units                  19,848      15,965
                                         =======      ======

     (1) Includes share of co-investment partnerships' depreciation, net of $2,457 gain on sale of residential property.

     (2) Includes share of co-investment partnerships' depreciation, net of $584 gain from sale of interest rate caps.


     The Company expects to pay quarterly dividends from cash available for distribution. Until distributed, funds available for distribution will be invested in short-term investment grade securities or used to temporarily reduce outstanding balances on the Company's revolving lines of credit.

     Funds from operations as shown above is net of start-up losses at newly-constructed communities. At some Communities (such as AMLI at Pleasant Hill and Phase IV of the AMLI at Sope Creek), the initial lease-up was so rapid that there were no start-up losses.

     In the typical situation, start-up losses will be recorded between the time the first apartment homes are delivered from construction until occupancy levels are adequate to recover all costs and expenses (including interest but excluding depreciation). Funds from operations as shown above for 1997 and 1996 are shown net of $1,096 and $284, respectively, of start-up losses which for 1997 are attributable to the initial lease-up of Phase III of AMLI At Autumn Chase, AMLI at Town Center, Phase II of AMLI at Crown Colony, AMLI at River Park, AMLI at Barrett Lakes, AMLI at Fox Valley, AMLI at Fossil Creek, AMLI at Peachtree City, and AMLI at Northwinds.
Additional amounts will be recorded in 1998 as initial lease-up is completed at these and other communities which will enter the lease-up period during 1998.

     The Company expects to meet its short-term liquidity requirements by using its working capital and any portion of net cash flow from operations not distributed currently. The Company is of the opinion that its future net cash flows will be adequate to meet operating requirements in both the short and the long term and provide for payment of dividends by the Company in accordance with REIT requirements. In order to qualify as a REIT, the Company is required to distribute dividends to its shareholders equal to 95% of its REIT taxable income. The Company's REIT taxable income for the year 1997 was $19,975 which would require the Company to distribute approximately $18,976. For the year ended December 31, 1997, the Company distributed $29,079, or $1.73 per share to its shareholders, of which approximately 9.8% represents a return of capital and 11.0% is capital gain.

     The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities and repayment of loans for construction, development, and acquisition activities through the issuance of long-term secured and unsecured debt and additional equity securities of the Company (or OP Units). On July 20, 1995, the Company's shelf registration became effective. The registration covers up to an aggregate of $200,000 of preferred shares, common shares and warrants to purchase which the Company may issue from time to time. During 1997, the Company issued common shares that total approximately $39,720, leaving a balance of $71,533 that the Company may issue in the future.


COMPANY INDEBTEDNESS

     The Company's debt as of December 31, 1997 includes $186,750 (56% of the total) which is secured by first mortgages on 15 of the Wholly-Owned Communities and is summarized as follows:

                             SUMMARY DEBT TABLE
                             ------------------

Type of                Weighted Average           Outstanding    Percent
Indebtedness             Interest Rate              Balance     of Total
------------           ----------------           -----------   --------

Fixed Rate
Mortgages                    7.8%                    $177,250        53%

Tax-Exempt          Tax-Exempt Rate + 1.48%            50,250        15%
Bonds (1)           Tax-Exempt Rate + 1.15%



Lines of
Credit (2)              LIBOR + 1.30%                 100,000        30%


Notes payable
to Service
Companies                   Various                     5,750         2%
                                                     --------       ----
     Total                                           $333,250       100%
                                                     ========       ====
--------------------

(1) The tax-exempt bonds bear interest at a variable tax-exempt rate that is adjusted weekly based on the re-marketing of these bonds (4.78% for AMLI at Spring Creek and 4.35% for AMLI at Poplar Creek at February 23, 1998). The Spring Creek bonds mature on October 1, 2024 and the related credit enhancement expires on October 15, 2002. The Poplar Creek bonds mature on February 1, 2024 and the related credit enhancement expires on December 18, 2002.

(2)   Amounts borrowed under lines of credit are due in 2000.

DEVELOPMENT ACTIVITIES

     At December 31, 1997, the Company has made substantially all required and anticipated capital contributions to its existing co-investment partnerships and anticipates incurring costs of $101,610 (primarily in 1998) to complete the 2,488 wholly-owned apartment homes currently under development.

     The Company owns land for the development of an additional 880 apartment homes in Ft. Worth, Texas and Atlanta and has acquired three additional land parcels located in Indianapolis, Indiana and Overland Park, Kansas as of February 27, 1998 on which it intends to develop 724 apartment homes. The Company expects to close in 1998 the acquisition of an additional seven land parcels for commencement of development of 2,716 additional apartment homes in 1998.

CAPITAL EXPENDITURES

     Capital expenditures are those made for assets having a useful life in excess of one year and include replacements (including carpeting and appliances) and betterments, such as unit upgrades, enclosed parking facilities and similar items.

     In conjunction with acquisitions of existing communities, it is the Company's policy to provide in its acquisition budgets adequate funds to complete any deferred maintenance items and to otherwise make the communities acquired competitive with comparable newly-constructed communities. In some cases, the Company will provide in its acquisition budget additional funds to upgrade or otherwise improve new acquisitions.

     During 1997 and 1996, a total of $5,592 and $4,933 was spent on building repairs and maintenance (including contract services), respectively, and $1,796 and $1,736 was spent on landscaping and grounds maintenance, respectively, as follows:

                                                  1997          1996
                                                 ------        ------
    BUILDING REPAIRS AND MAINTENANCE
        Painting (exterior and interior)         $1,293         1,246
        Carpet and vinyl                            675           390
        Carpentry                                    76           152
        Heating and air-conditioning                190           187
        Plumbing                                    223           195
        Appliances                                  181           159
        Electrical systems                          120           110
        Parking lots/resurfacing                    326           117
        Other repairs and maintenance               810           725

    CONTRACT SERVICES
        Property monitoring services                621           654
        Rubbish collection services                 504           463
        Cleaning services                           277           262
        Pest control services                       179           171
        Other services                              117           102
                                                 ------         -----
                                                 $5,592         4,933
                                                 ======         =====
    LANDSCAPING AND GROUNDS MAINTENANCE
        Lawn maintenance                         $1,683         1,522
        Seasonal color                               43           107
        All other                                    70           107
                                                 ------         -----
                                                 $1,796         1,736
                                                 ======         =====

     During 1997 and 1996, a total of $3,323 and $1,937, respectively, in expenditures were capitalized in accordance with the Company's policy, as follows:

        Carpet replacements                      $1,485         1,191
        Carports and entry gates                    398           310
        Energy saving lighting fixtures              96            86
        Water saving devices                        185            84
        Major appliances                            274            67
        Clubhouse, amenities and
          business centers                          438           --
        Roof replacements                           127           --
        Landscaping improvements                     54            24
        All other                                   266           175
                                                 ------         -----
                                                 $3,323         1,937
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

Roof repairs                                     expense           n/a

Exterior painting                                expense           n/a

Parking lot repairs/resurfacing                  expense           n/a

Repairs to amenity areas,
 including swimming pools                        expense           n/a

Vinyl                                            expense           n/a

                                               CAPITALIZE/     DEPRECIABLE
          EXPENDITURES                           EXPENSE      LIFE IN YEARS
          ------------                         -----------    -------------

All expenditures for acquiring
  or replacing ceiling fans,
  mini-blinds, air-conditioning
  compressors, garbage disposals, etc.           expense           n/a

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


INFLATION

     Virtually all apartment leases at the Wholly-Owned Communities and co-investment Communities are for six or twelve months' duration. This enables the Company to pass along inflationary increases in its operating expenses on a timely basis. Because the Company's property operating expenses (exclusive of depreciation and amortization) are approximately 41.2% of rental and other revenue, increased inflation typically results in comparable increases in income before interest and general and administrative expenses, so long as rental market conditions allow increases in rental rates without adverse impact on occupancy.

     An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At December 31, 1997, the Company's exposure to rising interest rates is mitigated by the existing debt level of approximately 42% of the Company's current market capitalization (46% including the Company's share of co-investment partnerships' debt), by utilizing intermediate-term fixed rate debt (53% of total debt), and by using interest rate swaps to fix the interest rate for five years on $50,000 (15% of total debt) of the Company's floating rate debt. As a result, for the foreseeable future, increases in interest expense resulting from increasing inflation are anticipated to be less than future increases in income before interest and general and administrative expenses.

YEAR 2000

     The Company and the Service Companies have replaced all primary data processing systems within the last two years and believe the new systems are YEAR 2000 compliant. The Company has undertaken a review of other aspects of its operations that may be affected by the YEAR 2000 problem. For instance, three of its Communities have elevators whose performance could be affected. The Company is contacting a number of its vendors, including banks and companies providing certain outsourcing services, including payroll and benefits administration, to ensure that these vendors are addressing the problem. The Company is of the opinion that there will be no direct material effect on its operating performance or results of operations from the YEAR 2000 problem.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                      AMLI RESIDENTIAL PROPERTIES TRUST

                                    INDEX


                                                                  PAGE
                                                                  ----

Independent Auditors' Report. . . . . . . . . . . . . . . . .       44

Consolidated Balance Sheets, December 31, 1997 and 1996 . . .       45

Consolidated Statements of Operations, years ended
  December 31, 1997, 1996 and 1995. . . . . . . . . . . . . .       47

Consolidated Statements of Shareholders' Equity,
  years ended December 31, 1997, 1996 and 1995. . . . . . . .       49

Consolidated Statements of Cash Flows, years ended
  December 31, 1997, 1996 and 1995. . . . . . . . . . . . . .       51

Notes to Consolidated Financial Statements. . . . . . . . . .       53


                                                               SCHEDULE
                                                               --------

Consolidated Real Estate and Accumulated Depreciation . . . .      III


SCHEDULES NOT FILED:

All schedules other than those indicated in the above index have been omitted as the required information is inapplicable.

                        INDEPENDENT AUDITORS' REPORT


The Board of Trustees and Shareholders
AMLI Residential Properties Trust:


We have audited the accompanying consolidated balance sheets of AMLI Residential Properties Trust (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the management of the Company. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






                                            KPMG PEAT MARWICK LLP


Chicago, Illinois
February 23, 1998


                                         AMLI RESIDENTIAL PROPERTIES TRUST

                                            CONSOLIDATED BALANCE SHEETS

                                            DECEMBER 31, 1997 AND 1996
                                     (Dollars in thousands, except share data)
                                                                                  1997               1996
                                                                               ----------         ---------
ASSETS:

Rental apartments:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 78,476            59,854
  Depreciable property. . . . . . . . . . . . . . . . . . . . . . . . . .         496,747           373,140
                                                                                 --------         ---------
                                                                                  575,223           432,994
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . .         (62,641)          (50,478)
                                                                                 --------         ---------
                                                                                  512,582           382,516

Property under development. . . . . . . . . . . . . . . . . . . . . . . .          78,724            62,525

Investments in partnerships . . . . . . . . . . . . . . . . . . . . . . .          50,729            30,669

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .           5,676            10,291
Deferred expenses, net. . . . . . . . . . . . . . . . . . . . . . . . . .           3,140             2,139
Security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,821             1,737
Notes receivable from and advances to Service Companies . . . . . . . . .          18,356             9,735
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           8,950             4,745
                                                                                 --------         ---------
          Total assets. . . . . . . . . . . . . . . . . . . . . . . . . .        $679,978           504,357
                                                                                 ========         =========





                                         AMLI RESIDENTIAL PROPERTIES TRUST

                                      CONSOLIDATED BALANCE SHEETS - CONTINUED



                                                                                  1997               1996
                                                                               ----------         ---------

LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:

Debt (note 5) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $333,250           202,013
Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . . . .           1,389             1,161
Accrued real estate taxes payable . . . . . . . . . . . . . . . . . . . .           9,334             6,978
Construction costs payable. . . . . . . . . . . . . . . . . . . . . . . .           8,403             2,263
Security deposits and prepaid rents . . . . . . . . . . . . . . . . . . .           2,722             2,757
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,978             2,292
                                                                                 --------         ---------
     Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .         358,076           217,464
                                                                                 --------         ---------

Commitments and contingencies (note 8)

Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .          51,463            44,871
                                                                                 --------         ---------

SHAREHOLDERS' EQUITY:

Preferred shares of beneficial interest, $.01 par value
  1,500,000 authorized, 1,200,000 issued and
  1,100,000 outstanding (aggregate liquidation preference
  of $22,195 and $22,190, respectively) . . . . . . . . . . . . . . . . .              11                11

Shares of beneficial interest, $.01 par value, 150,000,000
  authorized, 16,577,580 and 14,812,035 common shares
  issued and outstanding, respectively. . . . . . . . . . . . . . . . . .             166               148
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . .         341,148           301,585
Employees and trustee notes . . . . . . . . . . . . . . . . . . . . . . .          (6,924)             (487)
Retained earnings (deficit) . . . . . . . . . . . . . . . . . . . . . . .          18,897            (5,455)
Dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (82,859)          (53,780)
                                                                                 --------         ---------
    Total shareholders' equity. . . . . . . . . . . . . . . . . . . . . .         270,439           242,022
                                                                                 --------         ---------

    Total liabilities and shareholders' equity. . . . . . . . . . . . . .        $679,978           504,357
                                                                                 ========         =========

                           See accompanying notes to consolidated financial statements.

                                         AMLI RESIDENTIAL PROPERTIES TRUST

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                   YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                     (Dollars in thousands, except share data)

                                                                1997              1996              1995
                                                             ----------        ---------         ---------
Revenues:
  Property:
    Rental. . . . . . . . . . . . . . . . . . . . . .          $ 80,479           71,863            69,341
    Other . . . . . . . . . . . . . . . . . . . . . .             4,339            3,269             2,797
Interest and share of income (loss)
  from Service Companies. . . . . . . . . . . . . . .             1,151              632               496
Other interest. . . . . . . . . . . . . . . . . . . .               521              224               369
Income from partnerships. . . . . . . . . . . . . . .               925              569                34
Other . . . . . . . . . . . . . . . . . . . . . . . .             2,658            1,714               840
                                                              ---------         --------          --------
          Total revenues. . . . . . . . . . . . . . .            90,073           78,271            73,877
                                                              ---------         --------          --------

Expenses:
  Personnel . . . . . . . . . . . . . . . . . . . . .             7,648            6,714             6,287
  Advertising and promotion . . . . . . . . . . . . .             2,147            1,917             1,702
  Utilities . . . . . . . . . . . . . . . . . . . . .             4,087            4,161             4,125
  Building repairs and maintenance and services . . .             5,592            4,933             4,554
  Landscaping and grounds maintenance . . . . . . . .             1,796            1,736             1,811
  Real estate taxes . . . . . . . . . . . . . . . . .             9,476            8,465             7,947
  Insurance . . . . . . . . . . . . . . . . . . . . .               858              977               914
  Property management fees. . . . . . . . . . . . . .             2,147            1,878             1,803
  Other operating expenses. . . . . . . . . . . . . .             1,192            1,165             1,111
  Interest. . . . . . . . . . . . . . . . . . . . . .            11,995           11,916            12,926
  Amortization of deferred costs. . . . . . . . . . .               596            1,370             1,792
  Depreciation. . . . . . . . . . . . . . . . . . . .            13,220           11,321            10,785
  General and administrative. . . . . . . . . . . . .             2,850            2,353             1,932
  Expenses associated with the AMLI <registered
    trademark> brand name . . . . . . . . . . . . . .             --               --                  680
                                                              ---------         --------          --------
          Total expenses. . . . . . . . . . . . . . .            63,604           58,906            58,369
                                                              ---------         --------          --------
Income before nonrecurring gains,
  minority interest and extraordinary item. . . . . .            26,469           19,365            15,508
Gain on sale of residential property. . . . . . . . .             2,457            --                1,498
Gain resulting from interest rate cap contracts . . .             --                 584             --
                                                              ---------         --------          --------




                                         AMLI RESIDENTIAL PROPERTIES TRUST

                                 CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED


                                                                1997              1996              1995
                                                             ----------        ---------         ---------
Income before minority interest and
  extraordinary item. . . . . . . . . . . . . . . . .            28,926           19,949            17,006
Minority interest . . . . . . . . . . . . . . . . . .             4,378            3,581             3,287
                                                              ---------         --------          --------
Income before extraordinary item. . . . . . . . . . .            24,548           16,368            13,719
Extraordinary item -
  loss on early extinguishment of debt
  (net of minority interest). . . . . . . . . . . . .              (196)          (1,118)            --
                                                              ---------         --------          --------
          Net income. . . . . . . . . . . . . . . . .            24,352           15,250            13,719

Less income attributable to Series A
  preferred shares. . . . . . . . . . . . . . . . . .             1,903            1,746             --
                                                              ---------         --------          --------
          Net income attributable to
            common shares . . . . . . . . . . . . . .         $  22,449           13,504            13,719
                                                              =========         ========          ========

Income per common share (basic and diluted):
  Before extraordinary item . . . . . . . . . . . . .         $    1.44             1.20              1.18
  Extraordinary item. . . . . . . . . . . . . . . . .              (.01)            (.09)            --
  Net income. . . . . . . . . . . . . . . . . . . . .              1.43             1.11              1.18
Dividends declared and paid per common share. . . . .              1.73             1.72              1.71

















                           See accompanying notes to consolidated financial statements.

                                            AMLI RESIDENTIAL PROPERTIES TRUST

                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                      YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                 (Dollars in thousands)


                                    SHARES OF                      EMPLOYEES
                                BENEFICIAL INTEREST    ADDITIONAL     AND       RETAINED
                               --------------------     PAID-IN     TRUSTEES    EARNINGS   DIVIDENDS
                                 SHARES      AMOUNT     CAPITAL      NOTES      (DEFICIT)     PAID       TOTAL
                                -------      ------   ----------   ---------    --------   ---------   ---------

Balance at
  December 31, 1994 . . . .  11,530,370        $115      216,577        --       (34,424)    (12,107)    170,161

  Units converted
   to shares. . . . . . . .     151,289           2        2,150                   --          --          2,152
  Reallocation of
   minority interest. . . .       --            --            25                   --          --             25
  Net income. . . . . . . .       --            --         --                     13,719       --         13,719
  Dividends paid. . . . . .       --            --         --                      --        (19,894)    (19,894)
                             ----------        ----     --------     --------   --------    --------     -------
Balance at
  December 31, 1995 . . . .  11,681,659         117      218,752        --       (20,705)    (32,001)    166,163

  Shares issued in
   connection with:
     Preferred shares . . .   1,200,000          12       23,906                                          23,918
     Second offering. . . .   2,976,900          30       60,957                                          60,987
     Executive Share
      Purchase Plan . . . .      35,700          --          779                                             779
  Employees and
   Trustee notes. . . . . .       --             --        --           (487)      --          --           (487)
  Units converted
   to shares. . . . . . . .      17,776          --          270                   --          --            270
  Reallocation of
   minority interest. . . .       --             --       (3,079)                  --          --         (3,079)
  Net income. . . . . . . .       --             --        --                     15,250       --         15,250
  Dividends paid. . . . . .       --             --        --                      --        (21,779)    (21,779)
                             ----------        ----     --------     -------    --------    --------     -------
Balance at
 December 31, 1996. . . . .  15,912,035         159      301,585        (487)     (5,455)    (53,780)    242,022





                                            AMLI RESIDENTIAL PROPERTIES TRUST

                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - CONTINUED



                                    SHARES OF                      EMPLOYEES
                                BENEFICIAL INTEREST    ADDITIONAL     AND       RETAINED
                               --------------------     PAID-IN     TRUSTEES    EARNINGS   DIVIDENDS
                                 SHARES      AMOUNT     CAPITAL      NOTES      (DEFICIT)     PAID       TOTAL
                                -------      ------   ----------   ---------    --------   ---------   ---------

  Shares issued in
   connection:
     Common shares
      offering. . . . . . .   1,694,700          17       37,430       --          --          --         37,447
     Executive Share
       Purchase Plan. . . .      36,310         --           840       --          --          --            840
  Employees and
    Trustees notes. . . . .       --            --         --         (6,437)      --          --         (6,437)
  Units converted
    to shares . . . . . . .      34,535           1          543       --          --          --            544
  Reallocation of
    minority interest . . .       --            --           750       --          --          --            750
  Net income. . . . . . . .       --            --         --          --         24,352       --         24,352
  Dividends paid. . . . . .       --            --         --          --          --        (29,079)    (29,079)
                             ----------        ----      -------     -------     -------     -------     -------
Balance at
  December 31, 1997 . . . .  17,677,580        $177      341,148      (6,924)     18,897     (82,859)    270,439
                             ==========        ====      =======     =======     =======     =======     =======


















                              See accompanying notes to consolidated financial statements.

                                         AMLI RESIDENTIAL PROPERTIES TRUST

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                              (Dollars in thousands)
                                                                 1997            1996               1995
                                                              ---------        ---------         ---------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . . . . . . .       $  24,352           15,250            13,719
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization. . . . . . . . . . .          13,816           12,691            12,577
     Income from partnerships . . . . . . . . . . . . .            (915)            (569)              (34)
     (Income) loss from Service Companies . . . . . . .            (104)             238               (40)
     Gain resulting from interest rate cap contracts. .           --                (584)            --
     Loss on early extinguishment of debt . . . . . . .             211            1,365             --
     Gain on sale of residential property . . . . . . .          (2,457)           --               (1,498)
     Minority interest. . . . . . . . . . . . . . . . .           4,341            3,334             3,287
  Changes in assets and liabilities:
    (Increase) decrease in deferred expenses. . . . . .            (586)              35              (245)
    (Increase) decrease in security deposits. . . . . .             (84)             143               168
    (Increase) decrease in other assets . . . . . . . .            (711)          (1,568)              474
    Increase in accrued real estate taxes
      and interest payable. . . . . . . . . . . . . . .             615              439               352
    (Decrease) increase in tenant security deposits
      and prepaid rents . . . . . . . . . . . . . . . .             (35)             318              (260)
    Increase (decrease) in other liabilities. . . . . .             686              842              (166)
                                                              ---------        ---------         ---------
          Net cash provided by operating activities . .          39,129           31,934            28,334
                                                              ---------        ---------         ---------
Cash flows from investing activities:
  Net cash proceeds from sale of residential property .          13,394            --               29,583
  Investments in partnerships, net of
    cash distributions. . . . . . . . . . . . . . . . .         (11,552)         (16,317)           (5,590)
  Dividends from Service Companies. . . . . . . . . . .           --               --                   40
  Advances to affiliates. . . . . . . . . . . . . . . .         (10,351)          (5,285)           (3,050)
  Earnest money deposits. . . . . . . . . . . . . . . .          (1,660)            (175)             (350)
  Capital expenditures - existing properties. . . . . .          (3,323)          (1,937)           (1,714)
  Acquisition properties. . . . . . . . . . . . . . . .        (104,493)           --               (8,847)
  Properties under development, net of reimbursable
    co-investor's costs . . . . . . . . . . . . . . . .         (59,055)         (44,100)          (13,401)
  Increase in construction costs payable. . . . . . . .           6,140              950               778
                                                              ---------        ---------         ---------
          Net cash used in investing activities . . . .        (170,900)         (66,864)           (2,551)
                                                              ---------        ---------         ---------




                                         AMLI RESIDENTIAL PROPERTIES TRUST

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                 1997            1996               1995
                                                              ---------        ---------         ---------
Cash flows from financing activities:
  Debt proceeds, net of financing costs . . . . . . . .         249,088          165,589            71,800
  Debt repayments, including prepayment
    penalties in 1997 and 1996. . . . . . . . . . . . .        (119,528)        (184,122)          (74,094)
  Net proceeds from the sale of interest
    rate cap contracts. . . . . . . . . . . . . . . . .           --               1,310             --
  Net proceeds from treasury lock contracts . . . . . .           --               1,424             --
  Proceeds from preferred shares offering,
    net of issuance costs . . . . . . . . . . . . . . .           --              23,918             --
  Proceeds from the common shares offering,
    net of issuance costs . . . . . . . . . . . . . . .          37,447           61,169             --
  Employees and Trustees notes, net of proceeds
    from issuance of Executive Share
    Purchase Plan shares. . . . . . . . . . . . . . . .          (5,597)             292             --
  Distributions to partners . . . . . . . . . . . . . .          (5,175)          (4,859)           (4,776)
  Dividends paid. . . . . . . . . . . . . . . . . . . .         (29,079)         (21,779)          (19,894)
                                                              ---------        ---------         ---------
          Net cash provided by (used in)
            financing activities. . . . . . . . . . . .         127,156           42,942           (26,964)
                                                              ---------        ---------         ---------
Net (decrease) increase in
  cash and cash equivalents . . . . . . . . . . . . . .          (4,615)           8,012            (1,181)
Cash and cash equivalents
  at beginning of year. . . . . . . . . . . . . . . . .          10,291            2,279             3,460
                                                              ---------        ---------         ---------
Cash and cash equivalents
  at end of year. . . . . . . . . . . . . . . . . . . .       $   5,676           10,291             2,279
                                                              =========        =========         =========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest,
    net of amount capitalized . . . . . . . . . . . . .       $  11,767           11,985            12,833
                                                              =========        =========         =========







                           See accompanying notes to consolidated financial statements.

                      AMLI RESIDENTIAL PROPERTIES TRUST

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years ended December 31, 1997, 1996 and 1995
                  (Dollars in thousands, except share data)


1.  ORGANIZATION AND BASIS OF PRESENTATION

     ORGANIZATION

     AMLI Residential Properties Trust ("AMLI" or the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), was formed on February 15, 1994 to continue and expand the multifamily property business previously conducted by Amli Realty Co. ("ARC") and its affiliates. The Company is the sole general partner of AMLI Residential Properties, L.P. (the "Operating Partnership") in which it holds an 84% interest. All the properties (the "Properties") and property interests are owned and operated through the Operating Partnership. The Company and its affiliates develop, acquire, lease, manage and hold for investment upscale residential apartment communities.

     The Company commenced operations effective with the completion of its initial public offering ("Initial Offering") on February 15, 1994. The Company qualifies as a REIT for Federal income tax purposes.

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

     BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership. Limited partnership interests in the Operating Partnership ("OP Units") are convertible into common shares of the Company on a one-for-one basis, subject to certain limitations (see note 7).

     AMLI Management Company ("AMC"), AMLI Corporate Homes ("ACH"), a division of AMC, AMLI Institutional Advisors, Inc. ("AIA"), AMLI Residential Construction, Inc. ("Amrescon") and AMLI Landscape Co., a division of Amrescon, (the "Service Companies") provide services to the Company's wholly-owned properties as well as to properties owned by or joint ventured with third parties. AMLI's investments in the Service Companies are accounted for using the equity method.

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

                      AMLI RESIDENTIAL PROPERTIES TRUST

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     REAL ESTATE ASSETS AND DEPRECIATION

     Real estate assets are stated at cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred; replacements having an estimated useful life of at least one year and betterments are capitalized and depreciated over their estimated useful lives.
Depreciation is computed on a straight-line basis over useful lives of the properties (buildings and related land improvements -- 40 years; furniture, fixtures and equipment -- 5 - 15 years). Approximately 50% of real estate assets are pledged to secure debt (see note 5).

     In conjunction with acquisitions of existing properties, it is the Company's policy to provide in its acquisition budgets adequate funds to complete any deferred maintenance items and to otherwise make the properties acquired competitive with comparable newly-constructed properties. In some cases the Company will provide in its acquisition budget additional funds to upgrade or otherwise improve new acquisitions. All such costs are capitalized when subsequently incurred.

     On December 10, 1997, the Company completed the sale of the 350-unit AMLI at Bear Creek apartments located in Euless, Texas. The sale price of $13,775 was paid in cash, resulting in a gain of $2,457.

     On August 11, 1995, the Company closed the sale of the 421-unit Club Laguna apartments located in Orange County, California. The sale price of $29,908 was paid in cash, resulting in a gain of $1,498.

     Losses in carrying values of investment assets are provided by management when the losses become apparent and the investment asset is considered impaired in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") . Management evaluates its investment properties at least quarterly to assess whether any impairment indications are present, comparing current net operating income as a percentage of cost to income capitalization rates. If any investment asset is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value. No such losses have been required or provided in the accompanying financial statements.

     PROPERTIES UNDER DEVELOPMENT

     During 1997, the Company acquired five land parcels located in Ft. Worth, Texas and Atlanta, Georgia for a total cost of $9,110. Construction will commence on four of these sites in 1998.

     During 1996, the Company acquired six sites located in Fort Worth and Dallas, Texas, Atlanta, Georgia and Aurora, Illinois for a total cost of $22,330. Physical construction of new communities will commence or continue at these sites in 1998. During 1996, the Company contributed one land parcel each at cost to three co-investment partnerships, namely AMLI at River Exchange, L.P., Acquiport/Aurora Crossing, L.P. and Acquiport/Fossil Creek, L.P., and during 1997, the Company contributed another land parcel at cost to Gardner Drive, L.L.C. (see note 3).

     The table below shows all land parcels owned as of December 31, 1997 that are currently under development or will be under development in 1998.

                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                       NUMBER      NUMBER          TOTAL
                                                                        OF          OF            EXPENDED
COMMUNITY                           LOCATION                           ACRES       UNITS       THRU 12/31/97
---------                           --------                           ------      ------      -------------
Wholly-Owned:

Development Communities:
  AMLI on the Parkway               Dallas, TX                             10         240         $ 4,619
  AMLI at Wells Branch              Austin, TX                             29         576          14,199
  AMLI at Deerfield (1)             Plano, TX                              18         240           2,270
  AMLI at AutumnChase III           Carrollton, TX                         24         240          10,916
  AMLI at Peachtree City            Atlanta, GA                            26         312          18,163
  AMLI at Park Creek                Gainesville, GA                        20         200           5,548
  AMLI at Killian Farms             Gwinnett County, GA                    22         216           2,258
  AMLI at Oakhurst North (1)        Aurora, IL                             29         464          14,517
                                                                          ---       -----        --------
    Total Development Communities                                         178       2,488          72,490
                                                                          ---       -----        --------
Land held for future development:
  AMLI at Bent Tree II              Dallas, TX                             10         200           1,632
  AMLI at Mesa Ridge II             Ft. Worth, TX                          27         520           3,469
  AMLI at Spring Creek V            Atlanta, GA                            20         160           1,133
                                                                          ---       -----        --------
    Total land held for future development                                 57         880           6,234
                                                                          ---       -----        --------
    Total Wholly-Owned                                                    235       3,368          78,724
                                                                          ---       -----        --------

Co-Investments (Company Ownership Percentage):
  AMLI at Fox Valley (25%) (2)      Aurora, IL                             18         272          24,403
  AMLI at Fossil Creek (25%) (2)    Ft. Worth, TX                          19         384          20,896
  AMLI at Northwinds (35%) (3)      Atlanta, GA                            80         800          26,888
                                                                          ---       -----        --------
    Total Co-Investments                                                  117       1,456          72,187
                                                                          ---       -----        --------
    Total                                                                 352       4,824        $150,911
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

    (2)  AMLI at Fox Valley and AMLI at Fossil Creek were contributed to 25% owned co-investment partnerships in
September 1996.

    (3)  AMLI at Northwinds was conveyed at cost to a 35% owned co-investment limited liability company in
September 1997.



                      AMLI RESIDENTIAL PROPERTIES TRUST

     INTEREST AND REAL ESTATE TAX CAPITALIZATION

     Interest and real estate taxes incurred during the construction period are capitalized and depreciated over the lives of the constructed assets. During the years ended December 31, 1997, 1996 and 1995, total interest capitalized was $4,721, $3,242 and $1,638, respectively. Net of amounts capitalized, total interest incurred during the years ended December 31, 1997, 1996 and 1995 aggregated $11,995, $11,916 and $12,926, respectively.

     REVENUE RECOGNITION

     Rental revenues -- the Company leases its residential properties under operating leases with terms generally of six or twelve months. Rental income is recognized when earned; this method approximates recognition using the straight-line method over the related lease term. At
December 31, 1997 apartment leases in effect provide for annual rentals aggregating approximately $84,818.

     FAIR VALUES

     The estimated fair values of the Company's financial instruments presented in these Notes to Consolidated Financial Statements have been determined by management based on pertinent information available as of December 31, 1997 and 1996, using appropriate methodologies. These estimates are not necessarily indicative of the amounts the Company could ultimately realize.

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

     DEFERRED EXPENSES AND INTEREST RATE LIMITATION CONTRACTS

     Deferred expenses consist primarily of financing costs which are amortized using the straight-line method over the terms of the related debt. During the construction period, amortization of deferred costs relating to properties under development are capitalized and depreciated over the lives of the constructed assets. During the years ended December 31, 1997, 1996 and 1995, capitalized amortization of deferred costs was $246, $63 and $214, respectively.

                      AMLI RESIDENTIAL PROPERTIES TRUST

     In December 1995, the Company initiated a program of buying and rolling Treasury Locks as a means of limiting its exposure to rising interest rates in anticipation of funding a new $43,907 loan through FNMA. Through May 6, 1996 (the date on which the FNMA certificates were sold), the Company received net cash of $1,424 from the above described activities. These net proceeds are included as a reduction of deferred costs and are being amortized over the ten-year term of the FNMA loan. At December 31, 1997, the unamortized balance of the net proceeds of these Treasury Lock activities is $1,267. The FNMA certificates were sold at a discount of $673; this discount was netted against the liability and is being amortized over the ten-year loan term.

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

     The Company uses interest rate caps and swaps to limit its exposure to increases in interest rates on its floating rate debt. The Company does not use them for trading purposes. The interest rate swaps the Company has entered into are off-balance sheet derivatives which are accounted for as "synthetic alterations," in that the borrowings on the Company's line of credit to which they relate have floating rate risk and the swaps have been designated and have been effective synthetic alterations of these borrowings. Under synthetic alteration accounting, periodic contractual payments or receipts are accounted for as adjustments to interest expense. Any derivative which cannot be accounted for as a synthetic alteration (of which the Company has none at December 31, 1997) would be carried at market value in the Company's balance sheet with changes in market value recognized in non-interest income.

     At December 31, 1997, the Company was a party to various interest rate swap agreements which require the Company to pay to counterparties on a monthly basis the amounts, if any, by which the Company's interest cost on the fixed rate basis exceeds the interest payments it makes on certain floating rate debt.

     The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate swaps. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of counterparties. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts.

     The following summarizes certain information pursuant to interest rate limitation and swap contracts at December 31, 1997.


                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



                                                                                                      Approximate
                                                                       Unamortized      Cumulative     Value of
                              Type         Remaining                      Cost             Cash       Liability
Notional     Fixed             of          Contract      Original       December         Received      December
Amount       Rate           Contract       Maturity        Cost           1997            (Paid)        1997
--------    -------         --------       ---------     --------      -----------      ----------    -----------
$ 5,845     3.875% LIBOR       Cap         02/15/98        $  314              7             358            20
 10,000     6.216%            Swap         11/01/02          --             --              --            (134)
 10,000     6.029%            Swap         11/01/02          --             --              --             (54)
 20,000     6.145%            Swap         02/15/03          --             --              --            (199)
 10,000     6.070%            Swap         02/18/03          --             --              --             (67)
                                                           ------          -----           -----          ----
                                                           $  314              7             358          (434)
                                                           ======          =====           =====          ====



     The fixed rate for the swaps includes the swap spread (the risk component added to the Treasurary yield to determine a fixed rate; excludes lender's spread).







                      AMLI RESIDENTIAL PROPERTIES TRUST

     OTHER ASSETS

     At December 31, 1997, other assets consist primarily of $924 in current receivables from affiliates, $2,002 in development fees receivable, $550 in restricted cash, $451 in tax escrow deposits and $2,335 in earnest money deposits. The Company believes that the carrying amounts of its notes receivable from the Service Companies reasonably approximate their fair values.

     PER SHARE DATA

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") which superseded APB Opinion No. 15, "Earnings Per Share." SFAS 128 replaces the presentation of "primary EPS," which the Company has historically presented, with a presentation of "basic EPS," and replaces presentation of "fully diluted EPS," which the Company has not been required to present due to the immaterial difference from primary EPS, with "diluted EPS." Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the entity. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. As of December 31, 1997, the Company adopted SFAS 128.

     The following is a reconciliation of net income and weighted average number of shares.


                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                       For the years ended December 31,
                         --------------------------------------------------------------------------------------
                                       1997                         1996                        1995
                          ----------------------------  ---------------------------  --------------------------
                                                Per                          Per                         Per
                                                Share                        Share                       Share
                           Income     Shares    Amount  Income     Shares    Amount  Income    Shares    Amount
                           ------   ----------  ------  ------   ----------  ------  ------  ----------  ------
Income before extra-
 ordinary item. . . . .   $24,548                       16,368                       13,719
Less: Income
 allocable to
 preferred shares . . .    (1,903)                      (1,746)                       --
                          -------                      -------                      -------

BASIC EARNINGS
PER SHARE
  Income before extra-
   ordinary item
   attributable to
   common shares. . . .    22,645   15,660,225  $1.44   14,622   12,141,877   1.20   13,719  11,634,776   1.18

EFFECT OF DILUTIVE
 SECURITIES
  Option and other
   Plan shares. . . . .                 84,051                       21,039                       3,650
  Preferred shares
   (antidilutive) . . .                  --       --                  --       --                 --       --
                          -------   ----------  -----  -------   ----------   ----  -------  ----------   ----
DILUTED EARNINGS
 PER SHARE
  Income before extra-
   ordinary item
   allocable to
   common shares
   outstanding and
   assumed shares
   exercised. . . . . .   $22,645   15,744,276  $1.44   14,622   12,162,916   1.20   13,719  11,638,426   1.18
                          =======   ==========  =====  =======   ==========   ====  =======  ==========   ====




                      AMLI RESIDENTIAL PROPERTIES TRUST

     RECLASSIFICATIONS

     Certain amounts in the consolidated 1996 and 1995 financial statements of the Company have been reclassified to conform with the current presentation.


3.  INVESTMENTS IN PARTNERSHIPS AND SERVICE COMPANIES

     INVESTMENTS IN PARTNERSHIPS

     At December 31, 1997, the Company is a general partner in various co-investment partnerships and in the GP Properties (AMLI at Prairie Court in Oak Park, Illinois and AMLI at Towne Creek in Gainesville, Georgia) which are accounted for using the equity method. Investments in partnerships at December 31, 1997 and the Company's 1997 share of income or loss from each (excluding the GP Properties from which the Company received distributions and recorded income of $4) are summarized as follows:


                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                        Equity                              Total      Company's
                    Company's                     -------------------                        Net        Share of
                    Percentage        Total                 Company's      Company's        Income    Net Income
Community           Ownership         Assets       Total      Share        Investment       (Loss)      (Loss)
-----------         ---------         ------       -----    ---------      ----------       -----     ----------

AMLI at:
  Park Place           25%           $19,562       6,359        1,590          1,554          354          90
  Greenwood Forest     15%            17,222       5,007          751            732          (38)         (5)
  Champions Park       15%            12,558       3,170          476            476          148          21
  Champions Centre     15%             9,828       2,766          415            415            7           1
  Windbrooke           15%            17,112       5,052          758            758          (21)         (3)
  Willeo Creek         30%            14,982       4,789        1,437          1,437           42           9
  Pleasant Hill        40%            26,764      11,287        4,811          4,389          877         341
  Barrett Lakes        35%            26,423      10,854        3,799          3,925          114          50
  Chevy Chase          33%            44,487      13,754        4,529          4,546          550         182
  Willowbrook          40%            36,973      11,553        4,621          4,528          292         121
  River Park           40%            14,510       5,756        2,302          2,256          (67)        (26)
  Fox Valley           25%            24,845      22,903        5,726          5,901         (248)        (63)
  Fossil Creek         25%            21,125      19,621        4,905          4,989          (62)        (16)
  Danada Farms         10%            48,808      23,151        2,315          2,305          967          97
  Verandah             35%            25,976       8,085        2,830          2,902          197         132
  Northwinds           35%            27,106      20,995        7,362          7,267          (27)         (9)
  Regents Crest        25%            25,727       9,342        2,336          2,349           (2)         (1)
                                     =======      ======      -------         ------          ===         ---
                                                              $50,963         50,729                      921
                                                              =======         ======
                    GP Properties                                                                           4
                                                                                                         ----
                                                                                                         $925
                                                                                                         ====




                      AMLI RESIDENTIAL PROPERTIES TRUST

     The fixed-rate debt financing which has been obtained from various insurance companies on behalf of these co-investment partnerships is summarized below:

                        Total      Outstanding   Interest
Community             Commitment   at 12/31/97     Rate         Maturity
---------             ----------   -----------   --------       --------
AMLI at:
 Park Place              $13,000        12,429      8.21%     October 1999
 Champions Centre          6,700         6,648      8.93%     January 2002
 Champions Park            9,500         8,967      7.26%     January 2002
 Windbrooke               11,500        11,500      9.24%    February 2002
 Greenwood Forest         11,625        11,625      8.95%         May 2002
 Chevy Chase              29,767        29,452      6.67%       April 2003
 Willeo Creek             10,000         9,909      6.77%         May 2003
 Willowbrook              24,500        24,310     7.785%         May 2003
 Regents Crest            16,500        16,253      7.50%    December 2003
 Verandah                 16,940        16,940      7.55%       April 2004
 Danada Farms             24,500        24,500      7.33%       March 2007
 Pleasant Hill            15,500        14,753      9.15%       March 2007
 River Park                9,100         8,025      7.75%        June 2008
 Barrett Lakes            16,680        14,224      8.50%    December 2009
 Northwinds               33,800         3,014      8.25%     October 2010

     In general, these loans provide for monthly payments of principal and interest based on a 25 or 27 year amortization schedule and a balloon payment at maturity. Loans against newly-completed properties provide for payments of interest only for an initial period, with principal amortization commencing generally within two years of completion of construction and initial lease-up.

     At December 31, 1996, the Company is a general partner in various co-investment partnerships and in the GP Properties which are accounted for using the equity method. Investments in partnerships at December 31, 1996 and the Company's 1996 share of income or loss from each (excluding the GP Properties from which the Company received distributions and recorded income of $30) are summarized as follows:


                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                        Equity                              Total      Company's
                    Company's                     -------------------                        Net        Share of
                    Percentage        Total                 Company's      Company's        Income    Net Income
Community           Ownership         Assets       Total      Share        Investment       (Loss)      (Loss)
-----------         ---------         ------       -----    ---------      ----------       -----     ----------

AMLI at:

 Park Place            25%           $20,142       6,724        1,681           1,645         568         143
 Greenwood Forest      15%            17,731       5,525          829             809        (181)        (27)
 Champions Park        15%            12,695       3,172          477             477        (183)        (27)
 Champions Centre      15%            10,020       2,908          436             436        (101)        (15)
 Windbrooke            15%            17,600       5,574          836             836        (116)        (17)
 Willeo Creek          30%            15,556       5,197        1,559           1,562          66          20
 Pleasant Hill         40%            27,128      11,987        5,091           4,709         824         320
 Barrett Lakes         35%            15,454      11,098        3,884           4,007         (22)         (8)
 Chevy Chase           33%            45,928      15,017        4,955           4,955         170          56
 Willowbrook           40%            38,125      12,382        4,953           4,876         262         105
 River Park            40%            10,877       6,224        2,489           2,479          51         (21)
 Fox Valley            25%            15,032      11,559        2,890           2,868         --          --
 Fossil Creek          25%             6,394       3,995          999           1,010         --          --
                                      ======      ======      -------          ------       ======      ------
                                                              $31,079          30,669                      529
                                                              =======          ======
                    GP Properties/Other                                                                     40
                                                                                                        ------
                                                                                                        $  569
                                                                                                        ======



                      AMLI RESIDENTIAL PROPERTIES TRUST

     INVESTMENTS IN SERVICE COMPANIES

     The Company owns 5% of the voting common stock and 100% of the nonvoting preferred stock in the Service Companies, which provide property management, corporate homes administration, construction, landscaping, investment advisory and asset management services to the Company and to certain other parties. The nonvoting preferred stock entitles the Company to approximately 95% of all cash distributions from the Service Companies. For the year ended December 31, 1995, the Company received dividends of $40 from AMC; no other dividends have been paid by the Service Companies through December 31, 1997.

     Summarized combined financial information of the various Service Companies at and for the years ended December 31, 1997, 1996 and 1995 follows:

                                      1997         1996        1995
                                    --------     --------    --------

         Income (1)                  $ 8,402        7,204       4,085
         General and administrative
           expenses                   (6,441)      (5,981)     (3,335)
                                     -------      -------     -------
                                       1,961        1,223         750

         Interest                     (1,049)        (871)       (588)
         Depreciation                   (381)        (188)        (86)
         Income tax                     (312)         (90)        (29)
                                     -------      -------     -------

           Net income                $   219           74          47
                                     =======      =======     =======

         Total assets                $26,410       14,226       5,820
                                     =======      =======     =======


         (1) Net of construction and landscaping costs.

     Substantially all interest expense of the Service Companies results from notes payable to the Company at interest rates ranging from 9.5% to 13.0%. The Company's share of income (loss) from the Service Companies in 1997, 1996 and 1995 was $104, ($238) and $40, respectively, after elimination of intercompany profit on construction activities. The Company's interest income from the Service Companies is combined with the Company's share of income (loss) from the Service Companies in the accompanying consolidated statements of operations.


4.  RELATED PARTY TRANSACTIONS

     General and administrative expenses as included in the accompanying consolidated statements of operations include allocations of costs to the Company from ARC and its affiliates. Such allocations are not in excess of ARC's cost of providing services to the Company, including personnel, occupancy and other corporate overhead. Following the Initial Offering,

                      AMLI RESIDENTIAL PROPERTIES TRUST
the majority of these costs have been borne directly by the Company. Approximately $335 was allocated to the Company and the Service Companies from ARC's Service Bureau Division in each of the years ended December 31, 1996 and 1995, respectively, to reimburse ARC for the Company's allocated share of costs incurred on its behalf. As of January 1, 1997, all former employees of the Service Bureau are full-time employees of the Company. The management of the Company is of the opinion that the costs allocated from ARC's Service Bureau Division reasonably approximate or are less than the costs the Company would incur by contracting for such services with an unaffiliated entity. The Company and the Service Companies have agreed to pay for a share of ARC's total occupancy cost. The Company's total occupancy cost was approximately $484, $310 and $150 for the years ended December 31, 1997, 1996 and 1995, respectively, including $400, $255 and $122 allocable to the Service Companies.

     During 1997, 1996 and 1995, the Company accrued or paid to its affiliates fees and other costs and expenses as follows:

                                   1997           1996          1995
                                 -------         ------        ------

    Management fees               $2,147          1,878         1,803
    General contractor fees          857            525           285
    Interest expense                  36             31            30
    Landscaping and
      grounds maintenance            629            613           585
                                  ======         ======        ======

     In addition, at December 31, 1997 and 1996, the Company owed Amrescon $8,403 and $2,263, respectively, for construction costs of communities under development.

     During 1997, 1996 and 1995, the Company earned or received from its affiliates other income as follows:

                                   1997           1996          1995
                                 -------         ------        ------

    Development fees              $1,452            826           338
    Acquisition fees                 281            184           240
    Asset management fees            606            507           223
    Disposition fee                  --              66           --
    Accounting and
      administrative fees             11              6            29
    Interest on advances             397            381           167
    Interest on notes
      receivable                     650            455           455
                                  ======         ======         =====

     During 1997, the Company began a program of leasing apartment homes to ACH for short-term residents. Leases are at market rates. Rents and other charges are collected by ACH and payments are remitted to the Company on a periodic basis. During 1997, total revenues of $1,362 were generated from ACH leases of which $624 was due from ACH at December 31, 1997.

                      AMLI RESIDENTIAL PROPERTIES TRUST

     During 1996, Amrescon paid $165 for the assets of Regents Management Corporation, whereupon a principal of that corporation became an employee of Amrescon and an executive officer of the Company. The assets acquired consist of furniture and equipment and the contracts for the construction of AMLI at Regents Center III and AMLI at Crown Colony II. An additional $30 was paid in 1997 in conjunction with this transaction.

     During 1994, Amrescon purchased lumber futures contracts in order to protect against increases in the cost of lumber to be used in constructing new apartments. Cumulative losses on these contracts totalled $68, which amount is treated as an additional cost of properties developed in 1995. Amrescon may resume using lumber futures in the future to protect against increases in the cost of lumber as additional properties are developed.


5.   DEBT

     The table below sets forth certain information relating to the indebtedness of the Company.


                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                  Balance                                Balance
                                                   Original         at           Interest    Maturity       at
Encumbered Communities                              Amount        12/31/97         Rate        Date      12/31/96
----------------------                             --------       --------       --------    --------    --------

BOND FINANCING:
                                                                               Tax-Exempt
(1)(2)                                             $ 40,750         40,750     Rate+1.48%     10/1/24      40,750
                                                                               Tax-Exempt
AMLI at Poplar Creek (2)                              9,500          9,500     Rate+1.15%      2/1/24        --
                                                   --------        -------                                -------
    Total Bonds                                      50,250         50,250                                 40,750
                                                   --------        -------                                -------

MORTGAGE NOTES PAYABLE TO FINANCIAL INSTITUTIONS:
(3)                                                   4,800          --             9.90%     9/28/97       4,427
(3)                                                   8,500          --             7.70%    10/31/97       8,152
(3)                                                   7,060          --             7.42%     11/1/97       6,669
AMLI at Reflections                                   4,800          4,436          7.05%     6/30/98       4,528
AMLI on Rosemeade                                     7,050          6,548          7.02%     10/5/98       6,682
AMLI at Sherwood                                      7,320          6,813          7.75%      7/1/03       6,992
AMLI at Riverbend                                    31,000         30,349          7.30%      7/1/03      30,815
AMLI in Great Hills                                  11,000         10,770          7.34%      7/1/03      10,935
AMLI at Valley Ranch                                 11,500         10,693         7.625%     7/10/03      10,900
AMLI at Conner Farms                                 13,275         12,965          7.00%     6/15/03       --
AMLI at Nantucket                                     7,735          7,735          7.70%      6/1/04       --
AMLI on Timberglen                                    6,770          6,770          7.70%      6/1/04       --
AMLI at Regents Center                               20,100         19,819            (4)      9/1/05      19,975
AMLI at Bishop's Gate                                15,380         15,329            (5)      8/1/05       --
AMLI on the Green (6)
AMLI of North Dallas (6)                             43,234         42,383         7.789%      5/1/06      42,938
                                                   --------        -------                               --------
  Total Mortgage Notes Payable                      199,524        174,610(7)                             153,013
                                                   --------        -------                               --------





                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                   Balance                               Balance
                                                   Original         at           Interest    Maturity       at
Encumbered Properties                               Amount        12/31/97         Rate        Date      12/31/96
---------------------                              --------       --------       --------    --------    --------

OTHER NOTES PAYABLE:

AMLI at Park Creek                                   10,322          2,640         7.875%     12/1/38        --
Secured line of credit (3)                           60,000          --        L+1.35%(3)     5/31/98       7,500
Unsecured line of credit (8)(9)                     150,000        100,000        L+1.30%     6/26/00       --
Note payable to Service Company                       5,000          5,000          9.50%      1/1/03       --
Unsecured note payable to Service Company               750            750          4.00%      Demand         750
Unsecured line of credit                              8,000          --           L+1.30%     8/30/98       --
                                                   --------        -------     ---------      -------     -------
  Total Other Notes Payable                         234,072        108,390                                  8,250
                                                   --------        -------                                -------
  Total                                            $483,846        333,250                                202,013
                                                   ========        =======                                =======


(1)   This bond issue financed the original development of AMLI at Spring Creek; as of October 1997, this property no longer secures the bond indebtedness or the credit enhancement.

(2)   The terms of these tax-exempt bonds require that a portion of the apartment units be leased to individuals who qualify based on income levels specified by the U.S. Government.  The bonds bear interest at a variable rate that is adjusted weekly based upon the remarketing rate for these bonds (4.78% for Spring Creek and 4.35% for
Poplar Creek at February 23, 1998).  The credit enhancement for the Spring Creek bonds was provided by a $41,297 letter of credit from Wachovia Bank which expires on October 15, 2002 and the credit enhancement for the Poplar
Creek bonds was provided by a $9,617 letter of credit from LaSalle National Bank that expires December 18, 2002.

(3)   AMLI at the Arboretum, AMLI at Gleneagles, AMLI at Martha's Vineyard, and AMLI at Sope Creek became unencumbered properties when these loans were repaid in 1997 on or prior to their scheduled maturities.

(4)   $13,800 at 8.73% and $6,300 at 9.23%.

(5)   This original $14,000 mortgage bears interest at 9.1%.  It was valued at $15,380 to reflect a 7.25% market rate of interest when assumed in connection with the acquisition of AMLI at Bishop's Gate on October 17, 1997.

(6)   These two properties secure the FNMA loan that was sold at a discount of $673.  At December 31, 1997, the unamortized discount amount is $561.





                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(7)   All but $21,319 of the total is non-recourse to the partners of the Operating Partnership.

(8)   The Company has used interest rate swaps on $50,000 of the outstanding amount to fix its base interest rate
(before current lender's spread of 1.30%) at an average of 6.12%.

(9)   The Company's $150,000 unsecured line of credit has been provided by a group of five banks led by Wachovia
Bank, N.A. and the First National Bank of Chicago.  The credit agreement provides for annual one-year extensions and reductions in the interest rate based on the future credit rating the Company is able to obtain.  This unsecured line of credit requires that the Company meet various covenants typical of such an arrangement, including minimum net worth, minimum debt service coverage and maximum debt to equity percentage.  The unsecured line of credit is used for acquisition and development activities and working capital needs.  The Company intends to negotiate an increase in the line of credit to $200,000 during 1998.

























                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     As of December 31, 1997, the scheduled maturities of the Company's debt are as follows:

                                                        FIXED RATE
                                                         MORTGAGE                    NOTES
                                                       NOTES PAYABLE    UNSECURED   PAYABLE TO
                                              BOND     TO FINANCIAL       LINES      SERVICE
                                           FINANCINGS  INSTITUTIONS     OF CREDIT   COMPANIES       TOTAL
                                           ----------  -------------    ---------  -----------   ----------

1998. . . . . . . . . . . . . . . . . .      $  --            13,432        --             750       14,182
1999. . . . . . . . . . . . . . . . . .         --             2,757        --           --           2,757
2000. . . . . . . . . . . . . . . . . .         --             2,935      100,000        --         102,935
2001. . . . . . . . . . . . . . . . . .         --             3,160        --           --           3,160
2002. . . . . . . . . . . . . . . . . .         --             3,220        --           --           3,220
Thereafter. . . . . . . . . . . . . . .        50,250        151,746        --           5,000      206,996
                                              -------        -------      -------      -------      -------
                                              $50,250        177,250      100,000        5,750      333,250
                                              =======        =======      =======      =======      =======


                      AMLI RESIDENTIAL PROPERTIES TRUST

     At December 31, 1997, 1996 and 1995, the carrying value and fair value of the Company's long-term debt are not considered to be significantly different. The Company considers the interest rates on its long-term debt as market rates, based on interest rates, payment terms and maturities available to the Company as of December 31, 1997, 1996 and 1995, for these types of loans. Current estimates of fair value may differ from the amount presented herein.

6.  INCOME TAXES

     The Company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to Federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 95 percent of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for Federal income taxes for the Company. Approximately 9.8% of dividends paid during 1997 represented a return of capital.

7.  SHAREHOLDERS' EQUITY

     Upon the closing of the Company's Initial Offering on February 15, 1994, a total of 11,530,370 of the Company's common shares were issued and outstanding. At that time, the Company owned a like number of OP Units, which represented approximately 81% of the total 14,426,710 OP Units outstanding at that time.

     During 1997 and 1996, a total of 365,381 and 222,822 OP Units were issued, respectively, to third parties as partial consideration for the acquisition of certain communities and land parcels. A total of 34,535, 17,776 and 151,289 OP Units were converted to common shares during 1997, 1996 and 1995, respectively.

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

     The preferred shares will pay an annual dividend equal to $1.72 per share or the dividend amount paid on common shares, whichever is higher. The Company's Board of Trustees authorized the payment of dividends at this annual rate for the period from January 30, 1996 to February 20, 1996, the dividend payment date. The preferred shares are perpetual and generally have no voting rights except in certain limited circumstances. The preferred shares may be converted on a share-for-share basis into common shares at any time at a conversion price that shall be adjusted from time to time. After January 25, 2001, the Company may redeem the preferred shares at its option for cash or common shares. The Company may redeem the

                      AMLI RESIDENTIAL PROPERTIES TRUST
preferred shares for common shares only when the price of the common shares equals or exceeds the conversion price for 20 of the 30 days preceding the date of redemption notice. The preferred shares and the common shares into which the preferred shares may be converted have been registered under the Company's existing shelf registration.

     On February 29, 1996, ARC elected to convert its 100,000 Series A convertible preferred shares into common shares.

     During 1997 and 1996, a total of 72,010 new common shares were issued pursuant to the Company's Executive Share Purchase Plan (see note 8).

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

     On July 11, 1997, the Company completed an offering of 1,500,000 common shares at a price of $23.4375 per share. In addition, the underwriters exercised their over-allotment option for 194,700 shares. The net proceeds of $37,500 were used principally to pay down the balance outstanding on the Company's line of credit and to fund acquisition and development activities.

     At December 31, 1997, the Company owned 17,677,580 OP Units, which was approximately 84% of the total 20,958,523 OP Units outstanding. At December 31, 1996, the Company owned 15,912,035 OP Units, which was approximately 84% of the total 18,862,132 OP Units outstanding.

8.  COMMITMENTS AND CONTINGENCIES

     LEASES OF OFFICE SPACE

     The Company shares office space with the Service Companies and with ARC at its Chicago headquarters. Amrescon and AMC share space at regional corporate offices in Atlanta and Dallas. The Company is party to these leases, which have terms expiring through the year 2008 and which provide for minimum rent and additional rent based on increases in operating expenses.

     The Company's share of lease payments for noncancellable office leases (including amounts allocated to the Service Companies) was $485, $310 and $150 in 1997, 1996 and 1995, respectively. The 1997 expense includes the entire $223 rent for the Atlanta and Dallas offices and rent in Chicago based on actual space occupied at a rate not in excess of the current market rate. As of August 1, 1997, an ARC subsidiary occupying a portion of the Chicago offices relocated to provide additional space for the Company. Concurrently, the Company leased additional space in Chicago and extended its Chicago lease through October 31, 2008. The Company's estimated share of future minimum rent payments under the operating leases are as follows:

                      AMLI RESIDENTIAL PROPERTIES TRUST

          1998. . . . . . . . . . . . . . . . . .       $  762
          1999. . . . . . . . . . . . . . . . . .          621
          2000. . . . . . . . . . . . . . . . . .          543
          2001. . . . . . . . . . . . . . . . . .          554
          2002. . . . . . . . . . . . . . . . . .          566
          Thereafter. . . . . . . . . . . . . . .        2,169
                                                        ------
                                                        $5,215
                                                        ======

     RETIREMENT SAVINGS PLAN

     The Amli Residential Properties Retirement Savings Plan (the
"Retirement Plan"), is a qualified plan under Section 401(k) of the Internal Revenue Code. The provisions of the Retirement Plan obligate the Company to contribute up to 50% of the amounts contributed to the Retirement Plan by its employees (such contribution not to exceed $0.500 per employee per year). Employees vest in Company contributions as follows:

      Less than three years' service. . . . . . . . . . .   0%
      Three or more years' service. . . . . . . . . . . . 100%
                                                          ===

     As of January 1, 1995, the Retirement Plan was amended to provide for an additional contribution by Participating Employers, as defined, equal to a percentage (3% for 1997, 1996 and 1995) of each eligible employee's compensation. An employee is eligible who has completed one year of service by and is an employee as of either June 30 or December 31 of the year for which the contribution is made. Those additional contributions together with the Company's annual 50% matching contribution are to be invested (semi-annually each February and August) in open market purchases of the Company's common stock. Such contributions, by and on behalf of affiliates of the Company, were $314, $228 and $230 in 1997, 1996 and 1995, respectively.

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

     PERFORMANCE INCENTIVE PLAN

     In 1995, the Company established a Performance Incentive Plan (the "Incentive Plan") whereby executive and key officers and employees may receive OP Units or cash if a target growth in FFO is achieved for a period of five years starting from the year the rights under this Incentive Plan are granted. If the target growth in FFO is achieved, OP Units actually issued under this Incentive Plan will include both the original award plus additional units based on assumed re-investment of dividends from the date of the award to the date of issuance. Expense is recognized for financial

                      AMLI RESIDENTIAL PROPERTIES TRUST
reporting purposes over the five year determination period for each year's award based upon the estimated value at December 31, 1997 of the OP Units to be issued. In 1997, 1996 and 1995, a total of $249, $181, and $76, respectively, was charged to expense by the Company and the Service Companies pursuant to this incentive plan. At December 31, 1997, there are 73,750 OP Units that may be issued in conjunction with the Incentive Plan, as follows:

            January 1995 Award. . . . . . . . . . . .       22,152
            January 1996 Award. . . . . . . . . . . .       15,304
            February 1997 Award . . . . . . . . . . .       17,144
            December 1997 Award . . . . . . . . . . .       19,150
                                                            ------
                                                            73,750
                                                            ======

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

     At December 31, 1997, there were 80,894 remaining common shares available for grant under the Option Plan. The per share weighted average fair value of options granted during 1997, 1996 and 1995 was $1.61, $1.52 and $1.96, respectively, on the date of grant using the Black Scholes Option-pricing model with the following weighted average assumptions: 1997
- expected dividend yield 7.76%, risk-free interest rate of 6.03%, expected life of 4.24 years and expected volatility of 16.53%; 1996 - expected dividend yield 7.5%, risk-free interest rate of 5.6%, expected life of five years and expected volatility rate of 17.3%; 1995 - expected dividend yield 7.5%, risk-free interest rate of 7.5%, expected life of 6.8 years and expected volatility rate of 17.3%. The options granted in 1997 and 1996 have a contractual term of ten years (seven years for options granted in 1995).

     On January 1, 1996, the Company adopted SFAS No. 123 "Accounting for Stock-Based Compensation." Pursuant to its provisions, the Company may either record additional compensation expense each year based on the fair value of the options granted in that year, or, as the Company has elected under APB No. 25, record no such additional compensation costs in its consolidated financial statements and disclose the pro forma effects as if SFAS No. 123 had been applied. Disclosure of pro forma effects are required only for options granted after December 31, 1994. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not included because compensation cost is reflected over the vesting period of five years and compensation cost for options granted prior to January 1, 1995 is not considered. Had the Company determined compensation cost based upon the fair value at the grant date for these options under SFAS 123, the charge against the Company's net income would have been $113, $57 and $19 for the years ended December 31, 1997, 1996 and 1995, respectively, or less than $0.01 per share in each of these years.

                      AMLI RESIDENTIAL PROPERTIES TRUST

     The Trustees who are not members of management hold 17,440 vested options. At December 31, 1997, there were 143,499 vested options held by employees at a weighted average exercise price of $20.50 per share. Through December 31, 1997, no options have been exercised nor have any expired.

     Stock option activity for employees during the years ended
December 31, 1997, 1996 and 1995 is as follows:

                                                             WEIGHTED
                                                             AVERAGE
                                            NUMBER OF        EXERCISE
                                             SHARES           PRICE
                                            --------        ---------

    Balance at December 31, 1994             456,500         $ 20.50

Granted                                       47,500           18.25
Cancelled                                     (4,500)          20.50
                                             -------          ------
    Balance at December 31, 1995             499,500           20.29

Granted                                      125,600           20.19
Cancelled                                    (23,000)          20.46
                                             -------          ------
    Balance at December 31, 1996             602,100           20.21

Granted                                      310,000           22.96
Cancelled                                    (10,434)          20.80
                                             -------          ------
    Balance at December 31, 1997             901,666          $21.23
                                             =======          ======

     At December 31, 1997, the range of exercise prices was $18.25-$23.50 and the weighted average remaining contractual life of the outstanding options was 7.2 years.

     On February 2, 1998, the Board of Trustees awarded an additional 58,500 options to acquire common shares, primarily at an exercise price of $23.19 per share.

     EXECUTIVE SHARE PURCHASE PLAN

     At their 1996 Annual Meeting, the Company's shareholders approved the AMLI Residential Properties Trust Executive Share Purchase Plan (the "Purchase Plan"). Individuals eligible to participate in the Purchase Plan currently include all nine Trustees (who may in any one year acquire newly-issued common shares having a value as of the acquisition date of up to $100) and 26 members of management (who may in any one year acquire newly-issued common shares having a value as of the acquisition date of up to 50% of their annual base compensation).

     The common shares may be acquired at 85% of their then current value, and the participants may elect to receive financing for up to 80% of their acquisition cost. The 15% discount is taxable income to the participants and expense for the Company's financial reporting purposes in the year in which the common shares are issued.

                      AMLI RESIDENTIAL PROPERTIES TRUST

     During 1997 and 1996, Trustees and employees acquired a total of 36,310 and 35,700 common shares, respectively, pursuant to the Purchase Plan. Related shareholder loans ($526 in 1997 and $487 in 1996) bear interest at rates ranging from 7.32% to 8.23% and are fully amortizing over a ten-year term. At December 31, 1997 and 1996, the outstanding balances of these loans were $965 and $487, respectively, and are included in the accompanying balance sheets as a reduction of shareholders' equity. Total expense recorded in 1997 and 1996 for the 15% discount, including the Service Companies' share, was $126 and $117, respectively.

     SHAREHOLDER LOANS TO OFFICERS/TRUSTEES

     During 1997, the Board of Trustees approved up to $5,980 in recourse loans to the four Officers/Trustees and nine other officers to enable them to acquire on the open market 261,000 of the Company's common shares of beneficial interest. These loans bear interest at rates ranging from 5.89% to 6.23% and have a term of nine years from February 28, 1997 or December 12, 1997. At December 31, 1997, the balance of these loans was $5,959 and is included in the accompanying balance sheet as a reduction of shareholders' equity.

     PURCHASE OBLIGATION

     The limited partnership agreement of AMLI at Verandah L.P. provides for the redemption (at an amount determined by formula) by the partnership of the limited partner's entire interest, in its sole discretion, at any time after March 25, 2002, or at any time that there is a designated event of default on related indebtedness of the partnership, which event of default remains uncured and unwaived to the time of notice of redemption election. The redemption amount may be paid in cash or Company common shares of beneficial interest, or any combination thereof, in the sole discretion of the Company. The original capital contribution made by the limited partner was $5,525.

     LEGAL ACTIONS

     The Company is a party to several legal actions which arose in the normal course of business. In the opinion of management, there will be no adverse consequences from these actions which would be material to the Company's financial position or results of operations.

     FUTURE PROPERTY ACQUISITIONS

     On December 22, 1997, the Company had acquired AMLI at Conner Farms, a 300-unit luxury apartment community located in Indianapolis, Indiana, as part of the acquisition of a portion of the assets and operations of Trammell Crow Residential Midwest ("TCR-Midwest") located in Indianapolis and Kansas City. Other TCR-Midwest assets acquired on December 22, 1997 included AMLI at Town Center, a property financed with a Company-provided $12,955 ADC loan which had been accounted for as an owned property under development by AMLI prior to December 22, 1997; a partnership interest in a 368-unit apartment community located in Kansas City, Kansas; four contracts to acquire land for future development; and TCR-Midwest's residential construction organization, which was acquired by Amrescon. In connection with certain properties acquired in December 1997, the Company agreed to acquire, assuming certain conditions are met, three additional properties totalling 814 units and the general partnership interest in a partnership owning another 400 units. The additional properties and general partnership interest are anticipated to be acquired in 1998 and 1999 for an aggregate of $66,000 pursuant to the terms of the purchase agreement.

                      AMLI RESIDENTIAL PROPERTIES TRUST

9.  SUBSEQUENT EVENTS

      On January 16, 1998, the Company acquired a 288 apartment home community in Atlanta, Georgia for $18,400 financed in part with a $12,880, 6.95% fixed rate, ten-year loan from an insurance company. In January 1998, the Company acquired two land parcels located in Indianapolis, Indiana for a total purchase price of $4,636. In February 1998, the Company purchased one additional land parcel located in Overland Park, Kansas for a total acquisition cost of $1,700.

     On February 20, 1998, the Company agreed to privately place $75,000 of a new series of convertible preferred shares with an institutional investor. The preferred shares, which will be issued at $24 per share and which will carry an initial annual dividend of $1.80 per share, are non-callable for nine years and not subject to mandatory redemption. The preferred shares are convertible into common shares on a one-to-one basis. The minimum $1.80 per share annual dividend will increase to match the dividend rate on AMLI's common shares (currently $1.76 per share annually) if the annual dividend rate on common shares is increased to more than $1.80 per share. The Company anticipates funding to occur in three equal installments in March, June and September 1998. Total proceeds, net of an estimated 1.05% in offering costs, are expected to approximate $74,200.


                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


10.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                          YEAR ENDED DECEMBER 31, 1997
                                                                     -------------------------------------
                                                                      FIRST    SECOND      THIRD    FOURTH
                                                                      -----    ------      -----    ------
Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $20,850    21,313     22,982    24,928
Income before minority interest
  and extraordinary item. . . . . . . . . . . . . . . . . . . . .      6,076     6,038      7,229     9,583
Minority interest . . . . . . . . . . . . . . . . . . . . . . . .        953       958      1,062     1,405
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,650     4,430      5,675     7,694
Earnings per common share (basic and diluted):
  Income before extraordinary item. . . . . . . . . . . . . . . .       0.31      0.31       0.35      0.46
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .       0.31      0.30       0.35      0.46


                                                                          YEAR ENDED DECEMBER 31, 1996
                                                                     -------------------------------------
                                                                      FIRST    SECOND      THIRD    FOURTH
                                                                      -----    ------      -----    ------

Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $18,698    19,247     20,072    20,254
Income before minority interest
  and extraordinary item. . . . . . . . . . . . . . . . . . . . .      4,473     5,079      4,782     5,615
Minority interest . . . . . . . . . . . . . . . . . . . . . . . .        807       920        878       976
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,339     2,568      3,431     4,166
Earnings per common share (basic and diluted):
  Income before extraordinary item. . . . . . . . . . . . . . . .        .29       .31        .28       .32
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .        .29       .22        .28       .32


                                                                                                   SCHEDULE III

                                          AMLI RESIDENTIAL PROPERTIES TRUST
                                CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                  DECEMBER 31, 1997
                                               (Dollars in thousands)


                                                                                         GROSS AMOUNT AT WHICH
                                                INITIAL COSTS (A)                   CARRIED AT CLOSE OF PERIOD (B)
                                    --------------------------------------    -------------------------------------
                                                                COSTS
                        RELATED                  BUILDINGS    CAPITALIZED                  BUILDINGS
                        ENCUM-                     AND       SUBSEQUENT TO                   AND
PROPERTIES             BRANCES(C)      LAND     IMPROVEMENTS  ACQUISITION         LAND    IMPROVEMENTS       TOTAL
----------             ----------   ---------   ------------ -------------     ---------- ------------    ----------
DALLAS/FT. WORTH TX

AMLI:
 at AutumnChase . . . . .$  --          2,991         16,884           303          2,993       17,185        20,178
 at Bent Tree Ridge . . .   --          2,854         16,173            26          2,855       16,198        19,053
 at Bishop's Gate . . . .  15,329       3,659         20,708            10          3,659       20,718        24,377
 at Chase Oaks. . . . . .   --          1,003          9,513           317          1,003        9,830        10,833
 at Gleneagles. . . . . .   --          3,178         22,723           318          3,182       23,037        26,219
 on the Green . . . . . .  12,433       1,693         17,007           249          1,693       17,256        18,949
 at Nantucket . . . . . .   7,735       1,931          6,817           198          1,931        7,015         8,946
 of North Dallas. . . . .  29,950       7,278         37,204         1,163          7,278       38,367        45,645
 at Reflections . . . . .   4,436         947          6,492           215            947        6,707         7,654
 on Rosemeade . . . . . .   6,548       1,534          9,182           334          1,534        9,516        11,050
 on Timberglen. . . . . .   6,770       1,932          8,094           235          1,932        8,329        10,261
 at Valley Ranch. . . . .  10,693       3,139         16,199           697          3,139       16,896        20,035
                          -------      ------        -------         -----         ------      -------       -------
Subtotal - Dallas/
  Ft. Worth, TX . . . . .  93,894      32,139        186,996         4,065         32,146      191,054       223,200
                          -------      ------        -------         -----         ------      -------       -------
AUSTIN, TX
AMLI:
 at the Arboretum . . . .   --          1,664          9,480           287          1,664        9,767        11,431
 in Great Hills . . . . .  10,770       3,228         14,304           351          3,228       14,655        17,883
 at Martha's
   Vineyard . . . . . . .   --          2,154         13,216           273          2,154       13,489        15,643
 at Lantana . . . . . . .   --          3,582         20,299            10          3,584       20,307        23,891
                          -------      ------        -------         -----         ------      -------       -------
Subtotal - Austin, TX . .  10,770      10,628         57,299           921         10,630       58,218        68,848
                          -------      ------        -------         -----         ------      -------       -------

                                                                                        SCHEDULE III - CONTINUED

                                          AMLI RESIDENTIAL PROPERTIES TRUST
                          CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                       DATE      DEPRECIABLE
                                ACCUMULATED          COMPLETED/     LIVES
PROPERTIES                      DEPRECIATION          ACQUIRED      YEARS
----------                      ------------         ----------  -----------
DALLAS/FT. WORTH TX

AMLI:
 at AutumnChase . . . . . .            1,539          7/91-6/96  5 - 40 years
 at Bent Tree Ridge . . . .               93          10/15/97   5 - 40 years
 at Bishop's Gate . . . . .              120          10/17/97   5 - 40 years
 at Chase Oaks. . . . . . .            1,139          06/02/94   5 - 40 years
 at Gleneagles. . . . . . .            3,726          07/01/88   5 - 40 years
 on the Green . . . . . . .            2,135          02/16/94   5 - 40 years
 at Nantucket . . . . . . .            2,362          12/16/88   5 - 40 years
 of North Dallas. . . . . .            4,333          7/89-7/90  5 - 40 years
 at Reflections . . . . . .              879          03/02/93   5 - 40 years
 on Rosemeade . . . . . . .            1,127          12/28/90   5 - 40 years
 on Timberglen. . . . . . .              999          07/09/90   5 - 40 years
 at Valley Ranch. . . . . .            1,965          05/25/90   5 - 40 years
                                      ------
  Subtotal - Dallas/
    Ft. Worth, TX . . . . .           20,417
                                      ------
AUSTIN, TX
AMLI:
 at the Arboretum . . . . .            2,231          06/04/86   5 - 40 years
 in Great Hills . . . . . .            1,744          01/18/91   5 - 40 years
 at Martha's
   Vineyard . . . . . . . .            1,536          10/09/92   5 - 40 years
 at Lantana . . . . . . . .              193          09/30/97   5 - 40 years
                                      ------
  Subtotal -
    Austin, TX. . . . . . .            5,704
                                      ------


                                                                                        SCHEDULE III - CONTINUED
                                          AMLI RESIDENTIAL PROPERTIES TRUST
                          CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
                                                                                         GROSS AMOUNT AT WHICH
                                                   INITIAL COSTS (A)                CARRIED AT CLOSE OF PERIOD (B)
                                        --------------------------------------    ----------------------------------
                                                                    COSTS
                             RELATED                BUILDINGS     CAPITALIZED                BUILDINGS
                             ENCUM-                   AND        SUBSEQUENT TO                 AND
PROPERTIES                  BRANCES(C)     LAND    IMPROVEMENTS   ACQUISITION       LAND    IMPROVEMENTS     TOTAL
----------                  ----------  ---------  ------------  -------------   ---------- ------------  ----------
ATLANTA, GA
AMLI:
 at Paces North . . . . . .      --           916         8,019            300          916        8,319       9,235
 at Sope Creek. . . . . . .      --         3,347        22,817          1,123        3,378       23,909      27,287
 at South Gwinnett. . . . .      --           320         1,812          --             320        1,812       2,132
 at Spring Creek. . . . . .     40,750      8,579        45,971          1,095        8,579       47,066      55,645
 at Vinings . . . . . . . .      --         1,490         9,576            146        1,490        9,722      11,212
 at West Paces. . . . . . .      --         2,160        20,595            226        2,160       20,821      22,981
                               -------     ------       -------         ------       ------      -------     -------
Subtotal - Atlanta, GA. . .     40,750     16,812       108,790          2,890       16,843      111,649     128,492
                               -------     ------       -------         ------       ------      -------     -------
EASTERN KANSAS
AMLI:
 at Alvamar . . . . . . . .      --           727         6,983            204          727        7,187       7,914
 at Crown Colony. . . . . .      --           977         8,548            375          978        8,922       9,900
 at Regents Center. . . . .     19,819      2,260        22,397            587        2,265       22,979      25,244
 at Sherwood. . . . . . . .      6,813      1,281        12,430            279        1,281       12,709      13,990
 at Town Center . . . . . .      --         1,231        11,837           --          1,231       11,837      13,068
                               -------     ------       -------         ------       ------      -------     -------
Subtotal - Overland, KS . .     26,632      6,476        62,195          1,445        6,482       63,634      70,116
                               -------     ------       -------         ------       ------      -------     -------
INDIANAPOLIS, IN
AMLI:
 at Riverbend . . . . . . .     30,349      5,184        33,209            609        5,184       33,818      39,002
 at Conner Farms. . . . . .     12,965      3,262        18,484           --          3,262       18,484      21,746
                               -------     ------       -------         ------       ------      -------     -------
Subtotal - Indianapolis, IN     43,314      8,446        51,693            609        8,446       52,302      60,748
                               -------     ------       -------         ------       ------      -------     -------
CHICAGO, IL
AMLI:
 at Park Sheridan . . . . .      --         1,101         9,458            388        1,101        9,846      10,947
 at Poplar Creek. . . . . .      9,500      1,878        10,643           --          1,878       10,643      12,521
                               -------     ------       -------         ------       ------      -------     -------
Subtotal - Chicago, IL. . .      9,500      2,979        20,101            388        2,979       20,489      23,468
                               -------     ------       -------         ------       ------      -------     -------
   TOTAL PROPERTIES . . . .    224,860     77,480       487,074         10,318       77,526      497,346     574,872
                               =======     ======       =======         ======       ======      =======     =======

                                                                                        SCHEDULE III - CONTINUED

                                          AMLI RESIDENTIAL PROPERTIES TRUST
                          CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                       DATE      DEPRECIABLE
                                ACCUMULATED          COMPLETED/     LIVES
PROPERTIES                      DEPRECIATION          ACQUIRED      YEARS
----------                      ------------         ----------  -----------
ATLANTA, GA
AMLI:
 at Paces North . . . . . . .            140
 at Sope Creek. . . . . . . .          6,856         7/82 -12/95 5 - 40 years
 at South Gwinnett. . . . . .             44
 at Spring Creek. . . . . . .         13,906         5/85 - 5/89 5 - 40 years
 at Vinings . . . . . . . . .          1,284          06/19/92   5 - 40 years
 at West Paces. . . . . . . .          2,306          11/15/93   5 - 40 years
                                     -------
  Subtotal - Atlanta, GA. . .         24,536
                                     -------
EASTERN KANSAS
AMLI:
 at Alvamar . . . . . . . . .            685          10/18/94   5 - 40 years
 at Crown Colony. . . . . . .            614          10/18/94   5 - 40 years
 at Regents Center. . . . . .          1,952          10/18/94   5 - 40 years
 at Sherwood. . . . . . . . .          1,220          10/18/94   5 - 40 years
 at Town Center . . . . . . .            341          12/22/97   5 - 40 years
                                     -------
  Subtotal - Overland, KS . .          4,812
                                     -------
INDIANAPOLIS, IN
AMLI:
 at Riverbend . . . . . . . .          4,201          12/12/92   5 - 40 years
 at Conner Farms. . . . . . .             34          12/22/97   5 - 40 years
                                     -------
Subtotal - Indianapolis, IN .          4,235
                                     -------
CHICAGO, IL
AMLI:
 at Park Sheridan . . . . . .          2,754          08/31/89   5 - 40 years
 at Poplar Creek. . . . . . .             14          12/18/97   5 - 40 years
                                     -------
Subtotal - Chicago, IL. . . .          2,768
                                     -------
   TOTAL PROPERTIES . . . . .         62,472
                                     =======

                                                                                        SCHEDULE III - CONTINUED

                                          AMLI RESIDENTIAL PROPERTIES TRUST
                          CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                                                                         GROSS AMOUNT AT WHICH
                                                     INITIAL COSTS (A)              CARRIED AT CLOSE OF PERIOD (B)
                                                 -------------------------    -------------------------------------
                                                                COSTS
                        RELATED                  BUILDINGS    CAPITALIZED                  BUILDINGS
                        ENCUM-                     AND       SUBSEQUENT TO                   AND
DESCRIPTION            BRANCES(C)      LAND     IMPROVEMENTS  ACQUISITION         LAND    IMPROVEMENTS       TOTAL
-----------            ----------   ---------   ------------ -------------     ---------- ------------    ----------
LAND PARCELS
 AND OTHER
AMLI:
 at AutumnChase
   III. . . . . . . . .     --          1,323                        9,593          1,323        9,593        10,916
 at Wells Branch. . . .     --          2,400                       11,799          2,400       11,799        14,199
 on the Parkway . . . .                 1,166                        3,453          1,166        3,453         4,619
 at Mesa Ridge. . . . .                 3,070                          399          3,070          399         3,469
 at Peachtree City. . .                 2,870                       15,293          2,870       15,293        18,163
 at Oakhurst. . . . . .                 5,014                        9,503          4,944        9,573        14,517
 at Bent Tree II. . . .     --          1,615                           17          1,615           17         1,632
 at Deerfield . . . . .     --          1,805                          465          1,805          465         2,270
 at Park Creek. . . . .    2,640        1,206                        4,342          1,207        4,341         5,548
 at Killian Farms . . .     --          1,726                          532          1,726          532         2,258
 at Spring V. . . . . .     --            985                          148            985          148         1,133
 Other. . . . . . . . .                    28            248            75             28          323           351
                       ---------     --------       --------      --------       --------     --------      --------
  TOTAL LAND PARCELS
    AND OTHER . . . . .    2,640       23,208            248        55,619         23,139       55,936        79,075
                       ---------     --------       --------      --------       --------     --------      --------
  TOTAL . . . . . . . .$ 227,500      100,688        487,322        65,937        100,665      553,282       653,947
                       =========     ========       ========      ========       ========     ========      ========


                                                                                        SCHEDULE III - CONTINUED

                                          AMLI RESIDENTIAL PROPERTIES TRUST
                          CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                       DATE      DEPRECIABLE
                                ACCUMULATED          COMPLETED/     LIVES
PROPERTIES                      DEPRECIATION          ACQUIRED      YEARS
----------                      ------------         ----------  -----------
LAND PARCELS
 AND OTHER
AMLI:
 at AutumnChase III . . . .               9           08/31/95   5 - 40 years
 at Wells Branch. . . . . .                           05/12/94
 on the Parkway . . . . . .                           11/30/94
 at Mesa Ridge. . . . . . .                           12/23/96
 at Peachtree City. . . . .               85            5/96     5 - 40 years
 at Bent Tree II. . . . . .            --             12/08/97
 at Deerfield . . . . . . .            --             12/13/97
 at Park Creek. . . . . . .            --             01/08/97
 at Killian Farms . . . . .            --             03/13/97
 at Spring V. . . . . . . .            --             04/01/97
 Other. . . . . . . . . . .               75                     5 - 40 years
                                   ---------
  TOTAL LAND PARCELS
    AND OTHER . . . . . . .              169
                                   ---------
  TOTAL . . . . . . . . . .        $  62,641
                                   =========


NOTES:

        (A)  The initial costs represents the original development costs or original purchase price of the properties to the Company, including closing costs.
        (B)  The aggregate cost of real estate owned at December 31, 1997 for Federal income tax purposes was $619,238.
        (C)  Amounts disclosed exclude current accrued interest and debt not secured by properties.


                                                                                        SCHEDULE III - CONTINUED

                                          AMLI RESIDENTIAL PROPERTIES TRUST
                          CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED




        (D)   Reconciliation of real estate owned:
                                                                  1997                 1996                  1995
                                                               ----------           ----------           ----------

      Balance at beginning of period. . . . . . . . . . .        $495,519              442,865              451,762
      Additions during period . . . . . . . . . . . . . .         189,939               66,700               25,997
      Contribution to Joint Venture . . . . . . . . . . .         (19,516)             (14,046)              (5,608)
      Sale of property. . . . . . . . . . . . . . . . . .         (11,995)               --                 (29,286)
                                                                 --------             --------             --------
                                                                 $653,947              495,519              442,865
                                                                 ========             ========             ========

        (E)  Reconciliation of accumulated depreciation:

      Balance at beginning of period. . . . . . . . . . .        $ 50,478               39,157               29,574
      Additions during period . . . . . . . . . . . . . .          13,220               11,321               10,785
      Sale of property. . . . . . . . . . . . . . . . . .          (1,057)               --                  (1,202)
                                                                 --------             --------             --------
      Balance at end of period. . . . . . . . . . . . . .        $ 62,641               50,478               39,157
                                                                 ========             ========             ========


ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                  PART III

ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is hereby incorporated by reference to the materials appearing in the Company's Proxy Statement for the annual meeting of shareholders to be held on April 27, 1998 (the "Proxy Statement"), under the captions "Election of Trustees", "Management - Trustees and Executive Officers" and "Compliance with Section 16(A) of the Exchange Act."


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

                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    (a)   The following documents are filed as part of this report:

          (1)  Independent Auditors' Report . . . . . . . . . . . .
               Consolidated Balance Sheets, December 31, 1997
                 and 1996 . . . . . . . . . . . . . . . . . . . . .
               Consolidated Statements of Operations,
                 years ended December 31, 1997, 1996 and 1995 . . .
               Consolidated Statements of Shareholders' Equity,
                 years ended December 31, 1997, 1996 and 1995 . . .
               Consolidated Statements of Cash Flows,
                 years ended December 31, 1997, 1996 and 1995 . . .
               Notes to Consolidated Financial Statements . . . . .

          (2)  Financial Statement Schedule and Independent Auditors'
Report

               TITLE                                            SCHEDULE

               Consolidated Real Estate and
               Accumulated Depreciation . . . . . . . . . . . .      III

               The independent auditors' report with respect to the financial statement schedule is on page 40.

          (3)  Exhibits

               3.1 Amended and Restated Declaration of Trust of the Registrant (Incorporated by reference to exhibit 3.1 to Registration Statement No. 33-71566).

               3.2 Amended and Restated By-laws of the Registrant (Incorporated by reference to exhibit 3.2 to Registration Statement No. 33-71566).

               4.1 Form of Share Certificate for Common Shares of Beneficial Interest (Incorporated by reference to exhibit 4.1 to the Registration Statement No. 33-71566).

               4.2 Form of Share Certificate for Series A Cumulative Convertible Preferred Shares of Beneficial Interest (Incorporated by reference to exhibit 4.5 to the Registrant's Form 8-K dated January 18,
1996).

               4.3 Articles Supplementary Classifying and Designating a Series of Preferred Shares as Series A Cumulative Convertible Preferred Shares of Beneficial Interest (Incorporated by reference to exhibit 4.9 to the Registrant's Form 8-K dated January 30, 1996).

               10.1     Amended and Restated Agreement of Limited
Partnership of AMLI Residential Properties, L.P. (Incorporated by reference to exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

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

               10.1(c) Third Amendment to Amended and Restated Agreement of Limited Partnership of AMLI Residential Properties, L.P. (Incorporated by reference to exhibit 10.1(c) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

               10.2 Registration Rights and Lock-Up Agreement between the Company and certain Original Investors (Incorporated by reference to exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

               10.3 Corporate Services Agreement among the Registrant, AMLI Residential Properties L.P., AMLI Management Company and AMLI Institutional Advisors, Inc. (Incorporated by reference to exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
June 30, 1994).

               10.4 Administrative Services Agreement between AMLI Management Company and AMLI Realty Co. (Incorporated by reference to exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

               10.5 Non-Competition Agreement between the Registrant and Amli Realty Co. (Incorporated by reference to exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
1994).

               10.6 Non-Competition Agreement between the Registrant and Gregory T. Mutz (Incorporated by reference to exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
1994).

               10.7 Non-Competition Agreement between the Registrant and John E. Allen (Incorporated by reference to exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
1994).

               10.8 Non-Competition Agreement between the Registrant and Allan J. Sweet (Incorporated by reference to exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
1994).

               10.9 Management Agreement between AMLI Residential Properties, L.P. and Amli Management Company (Incorporated by reference to exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

               10.10 Performance Incentive Plan (Incorporated by reference to exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

               10.11 Amli Residential Properties Trust Option Plan (Incorporated by reference to exhibit 10.8 to the Registration Statement No. 33-71566).

               10.11(a) First Amendment to AMLI Residential Properties Option Plan (Incorporated by reference to exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

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

               10.14 (i) Agreement to Assign Sales Contract and Development Documents, dated as of January 16, 1996, between Bristol Chicago Development Corp. and Amli Residential Properties, L.P., (ii) Agreement to Assign Sales Contract and Development Documents, dated as of July 22, 1996 between Bristol Oakhurst Development L.L.C. and Amli Residential Properties, L.P. and the First Amendment thereto dated as of October 2, 1996, (iii) Agreement Regarding Acquisition of Partnership Interests, dated as of December 20, 1996, among Amli Residential Properties, L.P., Verandah Holdings Phase I Inc., JSDP, Inc., M&B Holdings General Partnership, Fairgrowth International, Inc. and TVA SP Partnership, the First Amendment thereto dated as of January 16, 1997, and the Second Amendment thereto dated as of February 28, 1997, and (iv) Assignment of Contract, dated as of March, 1997, by Easlan Capital of Atlanta, Inc. to Amli Residential Properties, L.P.; Sales Agreement, dated as of February 29, 1996, among Virgil R. Williams, James N. Williams, Easlan Capital of Atlanta, Inc., Belkofer and Company, Inc. and Williams-Adair Realty Corp., the First Amendment thereto dated as of April 25, 1996, the Second Amendment thereto dated as of September, 1996, and the Third Amendment thereto (Incorporated by reference to exhibits 99.1, 99.2, 99.3 and 99.4, respectively, to the Registration Statement No. 333-24433).

               21.1     Subsidiaries of the Registrant

               23.1 Consent of KPMG Peat Marwick LLP (Incorporated by reference to exhibit 23.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

               27       Financial Data Schedule.

               99.1     Operating and Financial Data furnished to
Shareholders and Analysts

    (b)   Reports on Form 8-K

               A report on Form 8-K was filed on June 27, 1997 to report a new unsecured revolving line of credit between AMLI Residential Properties Trust and a bank group led by Wachovia Bank N.A. and First National Bank of Chicago a co-agents.

               A report on Form 8-K was filed on July 9, 1997 to report an underwriting agreement with respect to common shares of AMLI Residential Properties Trust and a list of subsidiaries of the Registrant.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AMLI RESIDENTIAL PROPERTIES TRUST

Date:  March 19, 1998   By:     /S/ ALLAN J. SWEET
                                Allan J. Sweet
                                President and Trustee


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  March 19, 1998   By:     /S/ GREGORY T. MUTZ
                                Gregory T. Mutz
                                Chairman of the Board of Trustees

Date:  March 19, 1998   By:     /S/ JOHN E. ALLEN
                                John E. Allen
                                Vice-Chairman of the Board of Trustees

Date:  March 19, 1998   By:     /S/ ALLAN J. SWEET
                                Allan J. Sweet
                                President and Trustee

Date:  March 19, 1998   By:     /S/ PHILIP N. TAGUE
                                Philip N. Tague
                                Executive Vice President and Trustee

Date:  March 19, 1998   By:     /S/ LAURA D. GATES
                                Laura D. Gates
                                Trustee

Date:  March 19, 1998   By:     /S/ MARC S. HEILWEIL
                                Marc S. Heilweil
                                Trustee

Date:  March 19, 1998   By:     /S/ STEPHEN G. MCCONAHEY
                                Stephen G. McConahey
                                Trustee

Date:  March 19, 1998   By:     /S/ QUINTIN E. PRIMO III
                                Quintin E. Primo III
                                Trustee

Date:  March 19, 1998   By:     /S/ JOHN G. SCHREIBER
                                John G. Schreiber
                                Trustee

Date:  March 19, 1998   By:     /S/ ROBERT J. CHAPMAN
                                Robert J. Chapman
                                Chief Financial Officer

Date:  March 19, 1998   By:     /S/ CHARLES C. KRAFT
                                Charles C. Kraft
                                Principal Financial Officer and
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