Form 10-Q
period 1998-03-31
AMLI RESIDENTIAL PROPERTIES TRUST
filed 1998-05-15
CIK 914724

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549


                                 FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934



               For the Quarterly Period Ended March 31, 1998



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

The number of the Registrant's Common Shares of Beneficial Interest outstanding was 16,609,455 as of March 31, 1998.

                                   INDEX



PART I:  FINANCIAL INFORMATION


Item 1:     Financial Statements (Unaudited)

            Consolidated Balance Sheets as of
              March 31, 1998 and December 31, 1997. . . . . . .      3

            Consolidated Statements of Operations
              for the three months ended
              March 31, 1998 and 1997 . . . . . . . . . . . . .      5

            Consolidated Statements of
              Shareholders' Equity
              for the three months ended
             March 31, 1998 . . . . . . . . . . . . . . . . . .      7

            Consolidated Statements of Cash Flows
              for the three months ended
              March 31, 1998 and 1997 . . . . . . . . . . . . .      8

            Notes to Consolidated Financial Statements. . . . .     10

Item 2:     Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations . . . . . . . . . . . . . .     24

Item 7A.    Quantitative and Qualitative Disclosures
              About Market Risk . . . . . . . . . . . . . . . .     29



PART II:  OTHER INFORMATION


ITEM 4.     Submission of Matters to a
              Vote of Security Holders. . . . . . . . . . . . .     33

Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . .     33



SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . .     35

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                        AMLI RESIDENTIAL PROPERTIES TRUST

                                           CONSOLIDATED BALANCE SHEETS

                                      MARCH 31, 1998 AND DECEMBER 31, 1997

                                                   (UNAUDITED)
                                    (Dollars in thousands, except share data)
                                                                                 MARCH 31,     DECEMBER 31,
                                                                                   1998            1997
                                                                               -------------   ------------
ASSETS:
Rental apartments:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   80,461         78,476
  Depreciable property. . . . . . . . . . . . . . . . . . . . . . . . . .            514,590        496,747
                                                                                  ----------     ----------
                                                                                     595,051        575,223
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . .            (66,778)       (62,641)
                                                                                  ----------     ----------
                                                                                     528,273        512,582

Property under development. . . . . . . . . . . . . . . . . . . . . . . .            113,542         78,724

Investments in partnerships . . . . . . . . . . . . . . . . . . . . . . .             50,245         50,729

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .              3,266          5,676
Security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,664          1,821
Deferred expenses, net. . . . . . . . . . . . . . . . . . . . . . . . . .              3,075          3,140
Notes receivable from and advances to Service Companies . . . . . . . . .             19,398         18,356
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              8,385          8,950
                                                                                  ----------     ----------
          Total Assets                                                            $  727,848        679,978
                                                                                  ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Debt (note 5) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  361,305        333,250
Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . . . .              1,487          1,389
Accrued real estate taxes payable . . . . . . . . . . . . . . . . . . . .              5,465          9,334
Construction costs payable. . . . . . . . . . . . . . . . . . . . . . . .              9,931          8,403
Security deposits and prepaid rents . . . . . . . . . . . . . . . . . . .              3,049          2,722
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .              2,599          2,978
                                                                                  ----------     ----------
          Total liabilities . . . . . . . . . . . . . . . . . . . . . . .            383,836        358,076
                                                                                  ----------     ----------




                                        AMLI RESIDENTIAL PROPERTIES TRUST

                                     CONSOLIDATED BALANCE SHEETS - CONTINUED


                                                                                 MARCH 31,     DECEMBER 31,
                                                                                   1998            1997
                                                                               -------------   ------------

Commitments and contingencies (note 6)

Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .             50,092         51,463
                                                                                  ----------     ----------

SHAREHOLDERS' EQUITY:
Series A Cumulative Convertible Preferred shares of beneficial interest,
 $.01 par value,
  1,500,000 authorized, 1,200,000 issued and
  1,100,000 outstanding (aggregate liquidation price of $22,195
   and $22,195, respectively) . . . . . . . . . . . . . . . . . . . . . .                 11             11
Series B Cumulative Convertible Preferred shares of beneficial interest,
 $0.01 par value, 3,125,000 authorized, 1,041,666 issued and outstanding
 (aggregate liquidation price of $25,120 at March 31, 1998) . . . . . . .                 10          --
Shares of beneficial interest, $.01 par value, 145,375,000
  authorized, 16,609,455 and 16,577,580 common shares issued
  and outstanding, respectively . . . . . . . . . . . . . . . . . . . . .                166            166
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . .            367,392        341,148
Employees and trustees notes. . . . . . . . . . . . . . . . . . . . . . .             (7,243)        (6,924)
Retained earnings (deficit) . . . . . . . . . . . . . . . . . . . . . . .             24,223         18,897
Dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (90,639)       (82,859)
                                                                                  ----------     ----------
          Total shareholders' equity. . . . . . . . . . . . . . . . . . .            293,920        270,439
                                                                                  ----------     ----------

          Total Liabilities and Shareholders' Equity. . . . . . . . . . .         $  727,848        679,978
                                                                                  ==========     ==========











                          See accompanying notes to consolidated financial statements.

                                        AMLI RESIDENTIAL PROPERTIES TRUST

                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                   (UNAUDITED)
                                    (Dollars in thousands, except share data)


                                                                                       1998             1997
                                                                                     --------         -------
Revenues:
  Property:
    Rental. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $24,138          18,680
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,292             975
  Interest and share of income from Service Companies . . . . . . . . . . . . .           429             264
  Other interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           191             107
  Income from partnerships. . . . . . . . . . . . . . . . . . . . . . . . . . .           324             167
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           288             657
                                                                                     --------        --------
          Total revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . .        26,662          20,850
                                                                                     --------        --------
Expenses:
  Personnel . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,317           1,723
  Advertising and promotion . . . . . . . . . . . . . . . . . . . . . . . . . .           708             507
  Utilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,085           1,025
  Building repairs and maintenance and services . . . . . . . . . . . . . . . .         1,255           1,156
  Landscaping and grounds maintenance . . . . . . . . . . . . . . . . . . . . .           442             364
  Real estate taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,180           2,322
  Insurance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           221             198
  Property management fees. . . . . . . . . . . . . . . . . . . . . . . . . . .           638             491
  Other operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .           344             275
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,938           2,646
  Amortization of deferred costs. . . . . . . . . . . . . . . . . . . . . . . .           130             243
  Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,291           3,057
  General and administrative. . . . . . . . . . . . . . . . . . . . . . . . . .           854             767
                                                                                     --------        --------
          Total expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .        20,403          14,774
                                                                                     --------        --------




                                        AMLI RESIDENTIAL PROPERTIES TRUST

                                CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                                                       1998             1997
                                                                                     --------         -------

Income before minority interest . . . . . . . . . . . . . . . . . . . . . . . .         6,259           6,076
Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           933             953
                                                                                     --------        --------

          Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,326           5,123

Less income attributable to preferred shares. . . . . . . . . . . . . . . . . .           604             473
                                                                                     --------        --------

          Net income attributable to common shares. . . . . . . . . . . . . . .      $  4,722           4,650
                                                                                     ========        ========

Net income per common share (basic and diluted) . . . . . . . . . . . . . . . .      $    .28             .31
Dividends declared and paid per common share. . . . . . . . . . . . . . . . . .      $    .44             .43
                                                                                     ========        ========
























                          See accompanying notes to consolidated financial statements.

                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                           THREE MONTHS ENDED MARCH 31, 1998
                                                (Dollars in thousands)


                                    SHARES OF                     EMPLOYEES
                                BENEFICIAL INTEREST   ADDITIONAL     AND       RETAINED
                               --------------------    PAID-IN     TRUSTEES    EARNINGS   DIVIDENDS
                                SHARES       AMOUNT    CAPITAL      NOTES      (DEFICIT)     PAID      TOTAL
                               -------       ------  ----------   ---------    --------   ---------  ---------
Balance at
 December 31, 1997. . . . .  17,677,580        $177     341,148      (6,924)     18,897     (82,859)   270,439
  Shares issued in
   connection:
     Preferred shares
      offering. . . . . . .   1,041,666          10      24,739       --          --          --        24,749
     Executive Share
       Purchase Plan. . . .      28,491         --          645       --          --          --           645
  Employees and
    Trustees notes, net . .       --            --        --           (319)      --          --          (319)
  Units converted
    to shares . . . . . . .       3,384         --           69       --          --          --            69
  Reallocation of
    minority interest . . .       --            --          791       --          --          --           791
  Net income. . . . . . . .       --            --        --          --          5,326       --         5,326
  Dividends paid. . . . . .       --            --        --          --          --         (7,780)    (7,780)
                             ----------        ----     -------     -------     -------     -------    -------
Balance at
  March 31, 1998. . . . . .  18,751,121        $187     367,392      (7,243)     24,223     (90,639)   293,920
                             ==========        ====     =======     =======     =======     =======    =======












                             See accompanying notes to consolidated financial statements.

                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                      (UNAUDITED)
                                                (Dollars in thousands)
                                                                                       1998            1997
                                                                                     --------        --------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   5,326           5,123
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . .         4,422           3,300
    Income from partnerships. . . . . . . . . . . . . . . . . . . . . . . . . .          (294)           (167)
    (Income) loss from Service Companies. . . . . . . . . . . . . . . . . . . .           116             (11)
    Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           933             953
  Changes in assets and liabilities:
    Increase in deferred costs. . . . . . . . . . . . . . . . . . . . . . . . .           (75)           (238)
    Decrease in security deposits . . . . . . . . . . . . . . . . . . . . . . .           157               5
    Increase in other assets. . . . . . . . . . . . . . . . . . . . . . . . . .          (980)           (586)
    Increase in accrued interest payable. . . . . . . . . . . . . . . . . . . .            98              43
    Decrease in accrued real estate taxes . . . . . . . . . . . . . . . . . . .        (3,802)         (2,908)
    Increase (decrease) in tenant security deposits and prepaid rents . . . . .           327            (320)
    Decrease in other liabilities . . . . . . . . . . . . . . . . . . . . . . .          (379)            (34)
                                                                                     --------         -------
          Net cash provided by operating activities . . . . . . . . . . . . . .         5,849           5,160
                                                                                     --------         -------

Cash flows from investing activities:
  Investments in partnerships . . . . . . . . . . . . . . . . . . . . . . . . .          (307)         (6,807)
  Cash distributions from partnerships. . . . . . . . . . . . . . . . . . . . .         1,176             198
  Payments from (advances to) affiliates. . . . . . . . . . . . . . . . . . . .           (65)          2,079
  Earnest money deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . .           117             275
  Capital expenditures - existing properties. . . . . . . . . . . . . . . . . .          (792)         (1,163)
  Acquisition properties. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (18,895)         (2,132)
  Properties under development, net of
   reimbursable costs from co-investors . . . . . . . . . . . . . . . . . . . .       (33,494)        (11,123)
  Capitalized interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,397)         (1,045)
  Increase (decrease) in construction costs payable . . . . . . . . . . . . . .         1,528            (293)
                                                                                     --------         -------
          Net cash used in investing activities . . . . . . . . . . . . . . . .       (52,129)        (20,011)
                                                                                     --------         -------




                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                       1998            1997
                                                                                     --------        --------
Cash flows from financing activities:
  Debt proceeds, net of financing costs . . . . . . . . . . . . . . . . . . . .        68,651          21,000
  Debt repayments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (40,633)         (2,049)
  Proceeds from preferred shares offering, net of issuance costs. . . . . . . .        24,750           --
  Net proceeds from Executive Share Purchase Plan . . . . . . . . . . . . . . .           645             166
  Employee notes for stock purchase, net of payments  . . . . . . . . . . . . .          (319)         (2,500)
  Distributions to partners . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,444)         (1,269)
  Dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (7,780)         (6,842)
                                                                                     --------         -------
          Net cash provided by financing activities . . . . . . . . . . . . . .        43,870           8,506
                                                                                     --------         -------

Net decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . . .        (2,410)         (6,345)
Cash and cash equivalents at beginning of period. . . . . . . . . . . . . . . .         5,676          10,291
                                                                                     --------         -------
Cash and cash equivalents at end of period. . . . . . . . . . . . . . . . . . .      $  3,266           3,946
                                                                                     ========         =======
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest, net of amounts capitalized . . . .      $  4,840           2,604
                                                                                     ========        ========

















                             See accompanying notes to consolidated financial statements.

                     AMLI RESIDENTIAL PROPERTIES TRUST

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 1998 AND 1997

                                (Unaudited)
                 (Dollars in thousands, except share data)



1.    ORGANIZATION AND BASIS OF PRESENTATION

      Organization

      AMLI Residential Properties Trust (the "Company") commenced operations upon the completion of its initial public offering on February 15, 1994. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position at March 31, 1998 and December 31, 1997 and the results of operations and cash flows for the periods presented, have been made.

      Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results for the three months ended March 31, 1998 are not necessarily indicative of expected results for the entire year.

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

      At March 31, 1998, the Company's properties under development include parcels of land in the development planning stage on which physical construction will commence later this year or in 1999. Properties under development are as follows:

                                        AMLI RESIDENTIAL PROPERTIES TRUST

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                                      NUMBER      NUMBER         TOTAL
                                                                       OF          OF           EXPENDED
COMMUNITY                           LOCATION                          ACRES       UNITS      THRU 3/31/98
---------                           --------                          ------      ------     -------------
Wholly-Owned:

Development Communities:
  AMLI on the Parkway (1)           Dallas, TX                            10         240        $ 7,962
  AMLI at Wells Branch (1)          Austin, TX                            29         576         20,837
  AMLI at Deerfield (1)             Plano, TX                             18         240          2,720
  AMLI at AutumnChase III           Carrollton, TX                        24         240         12,725
  AMLI at Peachtree City            Atlanta, GA                           26         312         19,431
  AMLI at Park Creek                Gainesville, GA                       20         200          8,963
  AMLI at Killian Creek             Gwinnett County, GA                   22         216          2,862
  AMLI at Oakhurst (1)              Aurora, IL                            29         464         20,166
                                                                         ---       -----       --------
    Total Development Communities                                        178       2,488         95,666(2)
                                                                         ---       -----       --------
Land Held for Future Development:
  AMLI at Bent Tree II              Dallas, TX                            10         200          1,708
  AMLI at Mesa Ridge                Ft. Worth, TX                         27         504          3,473
  AMLI at Spring Creek V            Atlanta, GA                           20         160          1,157
  AMLI at Clearwater (1)            Indianapolis, IN                      11         216          2,588
  AMLI at Castle Creek (1)          Indianapolis, IN                      15         276          2,423
  AMLI at Wynnewood (1)             Overland Park, KS                     20         232          1,868
  AMLI at Regents Crest II (1)      Overland Park, KS                      6         108            893
  AMLI at Regents Creek (1)         Overland Park, KS                     12         224          1,957
  AMLI at Lake Houston              Houston, TX                           15         300          1,809
                                                                         ---       -----       --------
    Total Land Held for Future Development                               136       2,220         17,876
                                                                         ---       -----       --------
    Total Wholly-Owned                                                   314       4,708        113,542
                                                                         ---       -----       --------

Co-Investments (Company Ownership Percentage):
  AMLI at Fox Valley (25%)          Aurora, IL                            18         272         24,456
  AMLI at Fossil Creek (25%)        Ft. Worth, TX                         19         384         20,980
  AMLI at Northwinds (35%)          Atlanta, GA                           80         800         31,983
                                                                         ---       -----       --------
    Total Co-Investments                                                 117       1,456         77,419(3)
                                                                         ---       -----       --------
    Total                                                                431       6,164       $190,961
                                                                         ===       =====       ========




                                        AMLI RESIDENTIAL PROPERTIES TRUST

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


    (1) It is the Company's intention to develop these land parcels in partnership with one or more institutional investors.

    (2) Total development costs for the Development Communities is estimated at approximately $173,900.

    (3) At March 31, 1998, the estimated completion costs of $26,281 for the Co-investment Development relates primarily to AMLI at Northwinds.




                     AMLI RESIDENTIAL PROPERTIES TRUST

      Acquisition

      The Company's policy is and has been to expense internal property acquisition costs (i.e., salaries and overhead of acquisition personnel). This policy is consistent with the recently-issued EITF 97-11 on this subject.

      The Company's current adoption of EITF 97-11 thus has no impact on its results of operations.


      Interest Rate Limitation Contracts

      The Company has used interest rate caps and swaps to limit its exposure to increases in interest rates on its floating rate debt. The Company does not use them for trading purposes.

      At March 31, 1998, the Company was a party to various interest rate swap agreements which require the Company to pay to or receive from counterparties on a monthly basis the amounts, if any, by which the Company's interest costs on the fixed rate basis differs from the interest payments required on certain floating rate debt.

      The following summarizes certain information pursuant to interest rate limitation and swap contracts at March 31, 1998.


                                        AMLI RESIDENTIAL PROPERTIES TRUST

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



                                                                                      Approximate
                                                                                       Value of
                              Type        Remaining                    Cumulative     Liability
Notional     Fixed             of         Contract       Original         Cash          March
Amount       Rate           Contract      Maturity         Cost           Paid          1998
--------    -------         --------      ---------      --------      ----------     -----------

$10,000     6.216%            Swap         11/01/02          --             16             157
 10,000     6.029%            Swap         11/01/02          --              9              82
 20,000     6.145%            Swap         02/15/03          --              8             264
 10,000     6.070%            Swap         02/18/03          --              3             101
                                                           ------         ----            ----
                                                           $ --             36             604
                                                           ======         ====            ====



     The fixed rate for the swaps includes the swap spread (the risk component added to the Treasury yield to determine a fixed rate; excludes lender's spread).








                                        AMLI RESIDENTIAL PROPERTIES TRUST

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

PER SHARE DATA

The following is reconciliation of net income and weighted average number of shares.

                                                               For the three months ended March 31,
                                                --------------------------------------------------------------
                                                              1998                             1997
                                                 ----------------------------      ---------------------------
                                                                       Per                              Per
                                                                       Share                            Share
                                              Income      Shares       Amount   Income       Shares     Amount
                                              ------    ----------     ------   ------     ----------   ------
Net income. . . . . . . . . . . . . . . .    $ 5,326                             5,123
Less: Net income allocable to
 preferred shares . . . . . . . . . . . .       (604)                             (473)
                                             -------                           -------

BASIC EARNINGS PER SHARE
  Net income attributable to
    common shares . . . . . . . . . . . .      4,722    16,591,904     $ .28      4,650    14,819,443     .31

EFFECT OF DILUTIVE SECURITIES
  Option and other Plan shares. . . . . .                   94,194                            101,023
  Preferred shares (antidilutive) . . . .                    --          --                     --        --
                                             -------    ----------     -----   -------     ----------    ----
DILUTED EARNINGS PER SHARE
  Net income allocable to common
    shares outstanding and
    assumed shares exercised. . . . . . .    $ 4,722    16,686,098     $ .28      4,650    14,920,466     .31
                                             =======    ==========     =====   =======     ==========    ====





                                        AMLI RESIDENTIAL PROPERTIES TRUST

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


3. INVESTMENTS IN PARTNERSHIPS AND SERVICE COMPANIES

   INVESTMENTS IN PARTNERSHIPS

   At March 31, 1998, the Company is a general partner in various co-investment partnerships and in the GP
Properties (AMLI at Prairie Court in Oak Park, Illinois and AMLI at Towne Creek in Gainesville, Georgia) which are accounted for using the equity method.  Investments in partnerships at March 31, 1998 and the Company's 1998 share of income or loss from each are summarized as follows:

                                                       Equity                              Total      Company's
                   Company's                     -------------------                        Net        Share of
                   Percentage         Total                Company's      Company's        Income    Net Income
Community          Ownership          Assets      Total      Share        Investment       (Loss)      (Loss)
-----------        ---------          ------      -----    ---------      ----------       -----     ----------

AMLI at:
  Park Place          25%            $19,195      6,388        1,597          1,562          109          27
  Greenwood Forest    15%             16,793      4,870          730            712          (17)         (2)
  Champions Park      15%             12,276      3,153          473            473           32           5
  Champions Centre    15%              9,492      2,697          405            405            7           1
  Windbrooke          15%             17,055      4,947          742            742           20           3
  Willeo Creek        30%             14,875      4,639        1,392          1,392          (37)        (11)
  Pleasant Hill       40%             26,410     10,667        4,514          4,103          156          62
  Barrett Lakes       35%             26,618     10,132        3,546          3,659          157          55
  Chevy Chase         33%             44,380     13,566        4,467          4,467          212          70
  Willowbrook         40%             36,861     11,409        4,564          4,472           95          38
  River Park          40%             14,467      5,671        2,268          2,222           64          26
  Fox Valley          25%             24,723     23,704        5,926          6,113          (55)        (14)
  Fossil Creek        25%             20,868     20,424        5,106          5,191          (52)        (13)
  Danada Farms        10%             48,433     22,606        2,261          2,251          216          22
  Verandah            35%             25,269      7,910        2,779          2,841           40          32
  Northwinds          35%             31,960     20,958        7,349          7,277          (36)        (13)
  Regents Crest       25%             25,808      9,398        2,349          2,363           56          14
                                     =======     ======      -------         ------          ===         ---
                                                             $50,468         50,245                      302
                                                             =======         ======
  Other                                                                                                   22
                                                                                                         ---
                                                                                                         324
                                                                                                         ===


                     AMLI RESIDENTIAL PROPERTIES TRUST

     The fixed-rate debt financing which has been obtained from various insurance companies on behalf of these co-investment partnerships is summarized below:

                        Total      Outstanding  Interest
Community             Commitment   at 3/31/98     Rate          Maturity
---------             ----------   -----------  --------        --------
AMLI at:
 Park Place              $13,000        12,377     8.21%      October 1999
 Champions Centre          6,700         6,634     8.93%      January 2002
 Champions Park            9,500         8,936     7.26%      January 2002
 Windbrooke               11,500        11,492     9.24%     February 2002
 Greenwood Forest         11,625        11,625     8.95%          May 2002
 Chevy Chase              29,767        29,330     6.67%        April 2003
 Willeo Creek             10,000         9,869     6.77%          May 2003
 Willowbrook              24,500        24,225    7.785%          May 2003
 Regents Crest            16,500        16,190     7.50%     December 2003
 Verandah                 16,940        16,940     7.55%        April 2004
 Danada Farms             24,500        24,500     7.33%        March 2007
 Pleasant Hill            15,500        15,313     9.15%        March 2007
 River Park                9,100         8,025     7.75%         June 2008
 Barrett Lakes            16,680        13,326     8.50%     December 2009
 Northwinds               33,800         7,468     8.25%      October 2010

     In general, these loans provide for monthly payments of principal and interest based on a 25 or 27 year amortization schedule and a balloon payment at maturity. Loans against newly-completed properties provide for payments of interest only for an initial period, with principal amortization commencing generally within two years of completion of construction and initial lease-up.

Investments in Service Companies

Summarized combined financial information of the Service Companies at and for the three months ended March 31, 1998 and 1997 follows:

                                           1998            1997
                                         -------         -------

         Income (1)                      $ 2,348           1,867
         General and adminis-
           trative expenses               (1,644)         (1,456)
                                         -------         -------

             EBITDA                          704             411

         Interest                           (545)           (253)
         Depreciation (2)                   (298)            (58)
         Income taxes                         46             (40)
                                         -------         -------
           Net income (loss)             $   (93)             60
                                         =======         =======

         Total assets                    $25,622          12,873
                                         =======         =======

         (1)   Net of construction and landscaping costs.

         (2)   In 1998 includes $166 in amortization of goodwill.

                     AMLI RESIDENTIAL PROPERTIES TRUST

    Substantially all interest expense of the Service Companies results from notes payable to the Company at interest rates ranging from 9.5% to 13.0%. The Company's share of income (loss) from the Service Companies for the three months ended March 31, 1998 and 1997 was ($116) and $11, respectively, after elimination of intercompany profit on construction activities. The Company's interest income from the Service Companies is combined with the Company's share of income (loss) from the Service Companies in the accompanying consolidated statements of operations.

4.  RELATED PARTY TRANSACTIONS

    During the three months ended March 31, 1998 and 1997, the Company accrued or paid to its affiliates fees and other costs and expenses as follows:
                                                1998              1997
                                                -----             ----
       Management fees                          $ 638              491
       General contractor fees                    322               88
       Interest expense                           150                8
       Landscaping and grounds maintenance        179              154
                                                =====             ====

   In addition, at March 31, 1998 and 1997, the Company owed Amrescon $5,457 and $1,228, respectively, for construction costs of communities under development.

   During the three months ended March 31, 1998 and 1997, the Company earned or received from its affiliates other income as follows:

                                                 1998             1997
                                                -----             ----

        Development fees                        $ 102              330
        Acquisition fees                          --                49
        Asset management fees                     151              153
        Debt placement fee                        --                88
        Accounting and administrative fees          2                1
        Interest on advances                       46              139
        Interest on notes receivable              506              114
                                                 ====             ====

   In addition, total revenues of $447 and $207, respectively, were generated from leases to AMLI Corporate Homes ("ACH"), a division of one of the Service Companies. At March 31, 1998 and 1997, $787 and $359 were due from ACH, respectively.


                                        AMLI RESIDENTIAL PROPERTIES TRUST

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


5. DEBT

   The table below sets forth certain information relating to the indebtedness of the Company.

                                                                 Balance                                Balance
                                                   Original        at           Interest    Maturity       at
Encumbered Communities                              Amount       3/31/98          Rate        Date      12/31/97
----------------------                             --------      --------       --------    --------    --------

BOND FINANCING:
                                                                              Tax-Exempt
Unsecured (1)                                      $ 40,750        40,750     Rate+1.48%     10/1/24      40,750
                                                                              Tax-Exempt
AMLI at Poplar Creek                                  9,500         9,500     Rate+1.15%      2/1/24       9,500
                                                   --------       -------                                -------
    Total Bonds                                      50,250        50,250                                 50,250
                                                   --------       -------                                -------

MORTGAGE NOTES PAYABLE TO FINANCIAL INSTITUTIONS:
AMLI at Reflections                                   4,800         4,411          7.05%     6/30/98       4,436
AMLI on Rosemeade                                     7,050         6,513          7.02%     10/5/98       6,548
AMLI at Sherwood                                      7,320         6,765          7.75%      7/1/03       6,813
AMLI at Riverbend                                    31,000        30,226          7.30%      7/1/03      30,349
AMLI in Great Hills                                  11,000        10,727          7.34%      7/1/03      10,770
AMLI at Valley Ranch                                 11,500        10,639         7.625%     7/10/03      10,693
AMLI at Conner Farms                                 13,275        12,910          7.00%     6/15/03      12,965
AMLI at Nantucket                                     7,735         7,735          7.70%      6/1/04       7,735
AMLI on Timberglen                                    6,770         6,770          7.70%      6/1/04       6,770
AMLI at Regents Center                               20,100        19,778            (2)      9/1/05      19,819
AMLI at Bishop's Gate                                15,380        15,266            (3)      8/1/05      15,329
AMLI on the Green (4)
AMLI of North Dallas (4)                             43,234        42,237         7.789%      5/1/06      42,383
AMLI at Clairmont                                    12,880        12,880          6.95%     2/15/08      --
                                                   --------       -------                               --------
  Total Mortgage Notes Payable                      192,044       186,857(5)                             174,610
                                                   --------       -------                               --------





                                        AMLI RESIDENTIAL PROPERTIES TRUST

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                  Balance                               Balance
                                                   Original        at           Interest    Maturity       at
Encumbered Properties                               Amount        3/31/98         Rate        Date      12/31/97
---------------------                              --------      --------       --------    --------    --------

OTHER NOTES PAYABLE:

AMLI at Park Creek                                   10,322         5,432         7.875%     12/1/38       2,640
AMLI at Clairmont (6)                                 4,016         4,016        L+1.50%     4/15/98        --
Unsecured line of credit (7)(8)                     150,000       109,000        L+1.30%     6/26/00     100,000
Note payable to Service Company                       5,000         5,000          9.50%      1/1/03       5,000
Unsecured note payable to Service Company               750           750          4.00%      Demand         750
Unsecured line of credit                              8,000         --           L+1.30%     8/30/98       --
                                                   --------       -------     ---------      -------     -------
  Total Other Notes Payable                         178,088       124,198                                108,390
                                                   --------       -------                                -------
  Total                                            $420,382       361,305                                333,250
                                                   ========       =======                                =======


(1)   The terms of these tax-exempt bonds require that a portion of the apartment units be leased to individuals who qualify based on income levels specified by the U.S. Government.  The bonds bear interest at a variable rate that is adjusted weekly based upon the remarketing rate for these bonds (4.1% for Spring Creek and Poplar Creek at
April 29, 1998).  The credit enhancement for the Spring Creek bonds was provided by a $41,297 letter of credit from Wachovia Bank which expires on October 15, 2002 and the credit enhancement for the Poplar Creek bonds was provided by a $9,617 letter of credit from LaSalle National Bank that expires December 18, 2002.

(2)   $13,800 at 8.73% and $6,300 at 9.23%.

(3)   This original $14,000 mortgage bears interest at 9.1%.  For financial reporting purposes, it was valued at
$15,380 to reflect a 7.25% market rate of interest when assumed in connection with the acquisition of AMLI at
Bishop's Gate on October 17, 1997.

(4)   These two properties secure the FNMA loan that was sold at a discount of $673.  At March 31, 1998, the unamortized discount amount is $544.





                                        AMLI RESIDENTIAL PROPERTIES TRUST

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(5)   All but $21,278 of the total is non-recourse to the partners of the Operating Partnership.

(6)   This loan was repaid on its maturity date.

(7)   The Company has used interest rate swaps on $50,000 of the outstanding amount to fix its base interest rate
(before current lender's spread of 1.30%) at an average of 6.12%.

(8)   The Company's $150,000 unsecured line of credit has been provided by a group of five banks led by Wachovia
Bank, N.A. and the First National Bank of Chicago.  The credit agreement provides for annual one-year extensions and reductions in the interest rate based on the future credit rating the Company is able to obtain.  This unsecured line of credit requires that the Company meet various covenants typical of such an arrangement, including minimum net worth, minimum debt service coverage and maximum debt to equity percentage.  The unsecured line of credit is used for acquisition and development activities and working capital needs.  The Company intends to negotiate an increase in the line of credit to $200,000 during 1998.



























                                        AMLI RESIDENTIAL PROPERTIES TRUST

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     As of March 31, 1998, the scheduled maturities of the Company's debt are as follows:

                                                       FIXED RATE
                                                        MORTGAGE                    NOTES
                                                      NOTES PAYABLE    UNSECURED   PAYABLE TO
                                             BOND     TO FINANCIAL       LINES      SERVICE
                                          FINANCINGS  INSTITUTIONS     OF CREDIT   COMPANIES       TOTAL
                                          ----------  -------------    ---------  -----------   ----------

1998. . . . . . . . . . . . . . . . . .     $  --            12,800        --           4,766       17,566
1999. . . . . . . . . . . . . . . . . .        --             2,780        --           --           2,780
2000. . . . . . . . . . . . . . . . . .        --             3,138      109,000        --         112,138
2001. . . . . . . . . . . . . . . . . .        --             3,394        --           --           3,394
2002. . . . . . . . . . . . . . . . . .       50,250          3,656        --           --          53,906
Thereafter. . . . . . . . . . . . . . .        --           166,521        --           5,000      171,521
                                             -------        -------      -------      -------      -------
                                             $50,250        192,289      109,000        9,766      361,305
                                             =======        =======      =======      =======      =======


                     AMLI RESIDENTIAL PROPERTIES TRUST

6. COMMITMENTS AND CONTINGENCIES

   The limited partnership agreement of AMLI at Verandah L.P. provides for the redemption (at an amount determined by formula) by the partnership of the limited partner's entire interest, in the limited partner's sole discretion, at any time after March 25, 2002, or at any time that there is a designated event of default on related indebtedness of the partnership, which event of default remains uncured and unwaived to the time of notice of redemption election. The redemption amount may be paid in cash or Company shares of beneficial interest, or any combination thereof, in the sole discretion of the Company. The original capital contribution made by the limited partner was $5,525.

   On February 20, 1998, the Company placed 3,125,000 Series B cumulative convertible Preferred Shares with Security Capital Preferred Growth Incorporated. At March 31, 1998, 1,041,666 Preferred Shares have been issued. The remaining authorized shares are anticipated to be issued in equal installments during June and September 1998.


7. SUBSEQUENT EVENTS

   On April 30, 1998, the Company acquired 35.2 acres of land located in Alpharetta, Georgia. The Company intends to develop a 352-unit apartment community on this land and expects to commence construction in the second quarter of this year. In a related transaction, Amrescon concurrently acquired 17.5 adjacent acres which are not zoned for multi-family residential and which Amrescon is holding for re-sale. The total purchase price of the 52.7 acres was approximately $5,600.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS,
      EXCEPT SHARE DATA)

The following discussion is based primarily on the consolidated financial statements of Amli Residential Properties Trust (the "Company") as of March 31, 1998 and December 31, 1997 and for the three months ended
March 31, 1998 and 1997.

This information should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

On January 30, 1996, the Company issued 1,200,000 convertible preferred shares for $20 per share, or $24,000, directly to four institutional investors and Amli Realty Co. ("ARC") in a registered offering. In November 1996, the Company completed a public offering of 2,976,900 common shares. In July 1997, the Company closed on an offering of 1,694,700 common shares. In February 1998, the Company placed 3,125,000 convertible preferred shares for $24 per share with Security Capital Growth Incorporated. The net proceeds of the issuance of the preferred shares and the public offerings were used to reduce the Company's debt and fund development costs.

As of March 31, 1998, the Company owned an 85% general partnership interest in the Operating Partnership, which holds the operating assets of the Company. The limited partners hold Operating Partnership units ("OP Units") that are convertible into common shares of the Company on a one-for-one basis, subject to certain limitations. At March 31, 1998, the Company owned 18,751,121 OP Units and the limited partners owned 3,277,559 OP Units. The Company has qualified, and anticipates continuing to qualify, as a real estate investment trust ("REIT") for Federal income tax purposes.

RESULTS OF OPERATIONS

During the period from January 1, 1997 through March 31, 1998, growth in property revenues and property operating expenses resulted from increases at communities owned as of January 1, 1997, from communities acquired since January 1, 1997 and from the newly-constructed communities.

During the same period, the Company has invested in five co-investment partnerships, which own the 600-unit AMLI at Danada in Wheaton, Illinois, the 538-unit AMLI at Verandah in Arlington, Texas, the 368-unit AMLI at Regents Crest in Overland Park, Kansas, the 592-unit AMLI at Chevy Chase in Buffalo Grove, Illinois, and the 488-unit AMLI at Willowbrook in Willowbrook, Illinois. In addition, in January 1998, the Company acquired the 288-unit AMLI at Clairmont in Atlanta, Georgia.

For the three months ended March 31, 1998, net income attributable to common shares was $4,722, or $.28 per share on total revenues of $26,662. For the three months ended March 31, 1997, net income was $4,650 or $.31 per share on total revenues of $20,850. The decrease on a per share basis is primarily due to increased depreciation.

On a "same community" basis, weighted average occupancy of the apartment homes owned wholly by the Company increased slightly to 93.9% for the three months ended March 31, 1998 from 93.3% in the prior year. Weighted average collected rental rates increased by 2.3% to $672 from $657 per unit per month for the three months ended March 31, 1998 and 1997, respectively. Including Co-Investment Communities, weighted average occupancy of the Company's apartment homes increased to 94.1% for the three months ended March 31, 1998 from 93.5% in the prior year, and weighted average collected rental rates increased by 1.7% to $707 from $695 per unit per month for the three months ended March 31, 1998 and 1997, respectively.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 TO THREE MONTHS ENDED MARCH 31, 1997.

Income before minority interest increased to $6,259 for the three months ended March 31, 1998 from $6,076 for the three months ended March 31, 1997.

This increase was primarily attributable to a $5,812 increase in total revenues, reduced by a $2,129 increase in property operating expenses, a $2,293 increase in interest expense and an $1,234 increase in depreciation.

Net income for the three months ended March 31, 1998 and 1997 was $5,326 and $5,123, respectively.

Total property revenues increased by $5,775, or 29.4%. On the same community basis total property revenues increased by $505, or 2.7%.

Property operating expenses increased by $2,129, or 26.4%. On the same community basis, property operating expenses decreased by $43 or .6%.

Interest expense, net of the amounts capitalized, increased to $4,938 from $2,646, or 86.6%, primarily due to increased indebtedness incurred in conjunction with property acquisition and development.

General and administrative expenses increased to $854 for the three months ended March 31, 1998 from $767 for the three months ended March 31, 1997. The increase is primarily attributable to increased compensation and compensation-related costs attributable to both additional employees and increased rates of compensation.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had $3,266 in cash and cash equivalents and $41,000 in availability under its $150,000 unsecured line of credit. The Company is negotiating to increase this line of credit to $200,000 during the second quarter of 1998 and anticipates that a sixth bank will join the existing bank group at that time.

On February 20, 1998, the Company privately placed $75,000 of Series B cumulative convertible preferred shares with an institutional investor at $24 per share. The initial funding of $25,000 occurred on March 9, 1998. The Company anticipates funding the remaining two equal installments in June and September 1998. Proceeds from this private placement, net of an estimated 1.05% in offering costs, are anticipated to aggregate approximately $74,200.

At March 31, 1998, there were fifteen of the Company's wholly-owned stabilized Communities that are unencumbered. The Company expects to repay two fixed rate loans aggregating $10,924 at their scheduled 1998 maturities from additional borrowings under its unsecured line of credit, whereupon two more Communities will be unencumbered. There are no other fixed rate loans on wholly-owned Communities with maturity dates prior to June 2003.

Net cash flows provided by operating activities for the three months ended March 31, 1998 increased to $5,849 from $5,160 for the three months ended March 31, 1997. The increase is primarily due to an increase in property net operating income (before depreciation) and an increase in other revenues.

Cash flows used in investing activities for the three months ended
March 31, 1998 increased to $52,129 from $20,011 for the three months ended March 31, 1997. The increase consisted primarily of expenditures for the acquisition of land parcels and development costs, contributions to co-investment partnerships and working capital advances to the Service Companies.

Net cash flows provided by financing activities for the three months ended March 31, 1998 were $43,870, which reflect net proceeds from the preferred shares issued and net proceeds of additional borrowings. In 1997, cash flows include net proceeds of borrowings and $37,447 net proceeds from the offering of common shares reduced by employees' and trustees' notes.

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

Funds from operations for the three months ended March 31, 1998 and 1997 are summarized as follows:
                                                 MARCH 31,
                                        ------------------------
                                           1998            1997
                                         -------         -------
    Income before minority
     interest                            $ 6,259           6,076
    Depreciation                           4,291           3,057
    Other, net (1)                           914             500
                                         -------          ------
    Funds from operations                $11,464           9,633
                                         =======          ======
    Weighted average shares
     and units (including
     dilutive shares and units)           21,238          18,882
                                         =======          ======

     (1) Share of co-investment partnerships' depreciation and, in 1998, share of Service Company amortization of goodwill (net of related income taxes).

In the typical situation, start-up losses will be recorded between the time the first apartment homes are delivered from construction until occupancy levels are adequate to recover all costs and expenses (including interest but excluding depreciation). The amounts shown above for the three months ended March 31, 1998 and 1997 are shown net of $419 and $144, respectively, of start-up losses which, for the three months endeyd March 31, 1998 are attributable to the initial lease-up of Phase III of AMLI at Autumn Chase, AMLI at Wells Branch, AMLI at Park Creek, AMLI at Fox Valley, AMLI at Fossil Creek, AMLI at Peachtree City and AMLI at Northwinds. Additional amounts will be recorded in future quarters of 1998 as initial lease-up is completed or continued at these and other communities currently under development.

The Company expects to pay quarterly dividends from cash available for distribution. Until distributed, funds available for distribution will be invested in short-term investment-grade securities or used to temporarily reduce outstanding balances on the Company's revolving lines of credit.

The Company expects to meet its short-term liquidity requirements by using its working capital and any portion of net cash flow from operations not distributed currently. The Company is of the opinion that its future net cash flows will be adequate to meet operating requirements in both the short and the long term and provide for payment of dividends by the Company in accordance with REIT requirements. In order to qualify as a REIT, the Company is required to make distributions to its shareholders equal to 95% of its REIT taxable income. The Company's 1998 estimated dividend payment level equals an annual rate of $1.76 per share. The Company estimates that approximately 18% of the total dividends to be paid in 1998 will be treated as a return of capital.

The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, repayment of loans for construction, development, and acquisition activities through the issuance of long-term secured and unsecured debt and additional equity securities of the Company (or OP Units). On July 20, 1995, the Company's shelf registration became effective. The registration statement provided for up to an aggregate of $200,000 of preferred shares, common shares and security warrants which the Company may issue from time to time. Through March 31, 1998, the Company has issued preferred and common shares for an aggregate issuance price of $128,467, leaving a balance of $71,533 in shares that the Company may issue in the future under the shelf registration statement.

COMPANY INDEBTEDNESS

     The Company's debt as of March 31, 1998 includes $201,789 (56% of the total) which is secured by first mortgages on 16 of the Wholly-Owned Communities and is summarized as follows:

                            SUMMARY DEBT TABLE
                            ------------------

Type of                Weighted Average          Outstanding    Percent
Indebtedness             Interest Rate             Balance     of Total
------------           ----------------          -----------   --------

Fixed Rate
Mortgages                    7.59%                  $192,289        53%

Tax-Exempt          Tax-Exempt Rate + 1.48%           50,250        14%
Bonds (1)           Tax-Exempt Rate + 1.15%



Lines of
Credit (2)              LIBOR + 1.30%                109,000        30%


Notes payable
to Service
Companies                   Various                    5,750         2%

Other                                                  4,016         1%
                                                    --------       ----
     Total                                          $361,305       100%
                                                    ========       ====
--------------------

(1) The tax-exempt bonds bear interest at a variable tax-exempt rate that is adjusted weekly based on the re-marketing of these bonds (4.10% for AMLI at Spring Creek and AMLI at Poplar Creek at April 29, 1998). The Spring Creek bonds mature on October 1, 2024 and the related credit enhancement expires on October 15, 2002. The Poplar Creek bonds mature on February 1, 2024 and the related credit enhancement expires on December 18, 2002.

(2)   Amounts borrowed under lines of credit are due in 2000.

DEVELOPMENT ACTIVITIES

At March 31, 1998, there are eleven communities or additional phases to existing communities including co-investment properties that are under development. When completed, a total of 3,944 apartment homes will be added to the Company's portfolio of rental apartments. The estimated development costs of the eight wholly-owned communities under development total approximately $173,900 of which $95,666 has been incurred at March 31, 1998. The Company's share of the development costs for the three co-investment partnerships is approximately $31,475 of which $19,355 has been funded at March 31, 1998. The remaining costs to complete will be funded from construction.

In addition, the Company owns land for the development of an additional 2,220 apartment homes in Ft. Worth, Dallas and Houston Texas, Atlanta, Georgia, Indianapolis, Indiana and Overland Park, Kansas. The total costs incurred to date of $17,876 are primarily land acquisition costs and professional fees. In addition, a 35.2 acre land parcel located in Alpharetta, Georgia was acquired on April 30, 1998. The company intends to develop a 352-unit apartment community on this site.


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

INFLATION

Virtually all apartment leases at the communities and co-investment communities are for six or twelve months' duration. This enables the Company to pass along inflationary increases in its operating expenses on a timely basis. Because the Company's property operating expenses (exclusive of depreciation and amortization) are approximately 40% of rental and other revenue, increased inflation typically results in comparable increases in income before interest and general and administrative expenses, so long as rental market conditions allow increases in rental rates while maintaining stable occupancy.

An increase in general price levels may immediately precede, or accompany, an increase in interest rates. The Company's exposure to rising interest rates is mitigated by the existing debt level of approximately 46% of the Company's total market capitalization at March 31, 1998, the high percentage (55%) of intermediate term fixed rate debt, and the use of interest rate swaps to effectively fix the interest rate on $50 million of floating rate debt through the year 2002. As a result, for the foreseeable future, increases in interest expense resulting from increasing inflation are anticipated to be less than future increases in income before interest and general and administrative expenses.

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


                                                    OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Company's Wholly-Owned
Communities and Co-Investment Communities:

                                                                1998                        1997
LOCATION/COMMUNITY             COMPANY'S   NUMBER    --------------------------  --------------------------
------------------            PERCENTAGE     OF        AT     AT     AT     AT     AT     AT     AT     AT
WHOLLY-OWNED COMMUNITIES       OWNERSHIP    UNITS    12/31   9/30   6/30   3/31  12/31   9/30   6/30   3/31
------------------------      ----------   -------   -----  -----  ----- ------  -----  ----- ------ ------

DALLAS/FT. WORTH, TEXAS
   AMLI at AutumnChase. . . .                 450                           97%    96%    97%    95%    97%
   AMLI at Bent Tree. . . . .                 300                           93%    93%    N/A    N/A    N/A
   AMLI at Bishop's Gate. . .                 266                          100%    90%    N/A    N/A    N/A
   AMLI at Chase Oaks . . . .                 250                           98%    94%    96%    97%    96%
   AMLI at Gleneagles . . . .                 590                           97%    97%    99%    98%    96%
   AMLI on the Green. . . . .                 424                           96%    93%    95%    93%    91%
   AMLI at Nantucket. . . . .                 312                           98%    98%    98%    98%    99%
   AMLI of North Dallas . . .               1,032                           96%    95%    96%    97%    94%
   AMLI at Reflections. . . .                 212                           98%    98%    98%    98%    96%
   AMLI on Rosemeade. . . . .                 236                           96%    92%    95%    97%    97%
   AMLI on Timberglen . . . .                 260                           95%    98%    95%    97%    97%
   AMLI at Valley Ranch . . .                 460                           98%    99%    97%    97%    95%
                                           ------    -----  -----  -----  -----  -----  -----  -----  -----
                                            4,792                           97%    96%    97%    96%    95%
                                           ------    -----  -----  -----  -----  -----  -----  -----  -----
AUSTIN, TEXAS
   AMLI at the Arboretum. . .                 231                           97%    96%   100%    97%    97%
   AMLI in Great Hills. . . .                 344                           98%    97%    98%    97%    95%
   AMLI at Lantana Ridge. . .                 354                           94%    81%    83%    N/A    N/A
   AMLI at Martha's Vineyard.                 360                           96%    97%    98%    99%    97%
                                           ------    -----  -----  -----  -----  -----  -----  -----  -----
                                            1,289                           96%    92%    94%    98%    96%
                                           ------    -----  -----  -----  -----  -----  -----  -----  -----
ATLANTA, GEORGIA
   AMLI at Sope Creek . . . .                 695                           94%    93%    94%    93%    96%
   AMLI at Spring Creek . . .               1,180                           94%    94%    95%    95%    97%
   AMLI at Vinings. . . . . .                 360                           95%    96%    96%    95%    93%
   AMLI at West Paces . . . .                 337                           98%    94%    92%    93%    98%
   AMLI at Clairmont. . . . .                 288                           96%    N/A    N/A    N/A    N/A
                                           ------    -----  -----  -----  -----  -----  -----  -----  -----
                                            2,860                           95%    94%    94%    94%    96%
                                           ------    -----  -----  -----  -----  -----  -----  -----  -----





                                                                1998                        1997
                               COMPANY'S   NUMBER    --------------------------  --------------------------
                              PERCENTAGE     OF        AT     AT     AT     AT     AT     AT     AT     AT
LOCATION/COMMUNITY             OWNERSHIP    UNITS    12/31   9/30   6/30   3/31  12/31   9/30   6/30   3/31
------------------            ----------   -------   -----  -----  ----- ------  -----  ----- ------ ------

EASTERN KANSAS
   AMLI at Alvamar. . . . . .                 152                           95%    93%    90%    93%    98%
   AMLI at Crown Colony . . .                 220                           96%    95%    98%    93%    97%
   AMLI at Regents Center . .                 424                           90%    87%    93%    99%    91%
   AMLI at Town Center. . . .                 156                           93%    92%    N/A    N/A    N/A
   AMLI at Sherwood . . . . .                 300                           92%    97%    98%    95%    98%
                                           ------    -----  -----  -----  -----  -----  -----  -----  -----
                                            1,252                           93%    92%    95%    96%    96%
                                           ------    -----  -----  -----  -----  -----  -----  -----  -----

INDIANAPOLIS, INDIANA
   AMLI at Conner Farms . . .                 300                           90%    93%    N/A    N/A    N/A
   AMLI at Riverbend. . . . .                 996                           96%    88%    89%    94%    92%
                                           ------    -----  -----  -----  -----  -----  -----  -----  -----
                                            1,296                           95%    89%    89%    94%    92%
                                           ------    -----  -----  -----  -----  -----  -----  -----  -----

CHICAGO, ILLINOIS
   AMLI at Park Sheridan. . .                 253                          100%    98%    99%    92%    93%
   AMLI at Poplar Creek . . .                 196                           98%    91%    N/A    N/A    N/A
                                           ------    -----  -----  -----  -----  -----  -----  -----  -----
                                              449                           99%    95%    99%    92%    93%
                                           ------    -----  -----  -----  -----  -----  -----  -----  -----
                                           11,938                         95.6%  93.6%  95.0%  95.4%  95.1%
                                           ======    =====  =====  =====  =====  =====  =====  =====  =====

CO-INVESTMENT COMMUNITIES:
--------------------------

ATLANTA, GA
   AMLI at:                                                                             lease  lease  lease
    Barrett Lakes . . . . . .     35%         446                           96%    95%    up     up     up
    Pleasant Hill . . . . . .     40%         502                           93%    89%    91%    96%    97%
                                                                                               lease  lease
    River Park. . . . . . . .     40%         222                           98%    95%    97%    up     up
    Towne Creek . . . . . . .      1%         150                           95%    88%    97%    90%    93%
    Willeo Creek. . . . . . .     30%         242                           98%    91%    91%    95%    98%
                                           ------    -----  -----  -----  -----  -----  -----  -----  -----
                                            1,562                           96%    92%    93%    95%    96%
                                           ------    -----  -----  -----  -----  -----  -----  -----  -----






                                                                1998                        1997
                               COMPANY'S   NUMBER    --------------------------  --------------------------
                              PERCENTAGE     OF        AT     AT     AT     AT     AT     AT     AT     AT
LOCATION/COMMUNITY             OWNERSHIP    UNITS    12/31   9/30   6/30   3/31  12/31   9/30   6/30   3/31
------------------            ----------   -------   -----  -----  ----- ------  -----  ----- ------ ------

CHICAGO, IL
   AMLI at:
    Chevy Chase . . . . . . .     33%         592                           97%    94%    96%    99%    97%
    Prairie Court . . . . . .      1%         125                           96%    98%    98%   100%    97%
    Willowbrook . . . . . . .     40%         488                           98%    94%    98%    94%    96%
    Windbrooke. . . . . . . .     15%         236                          100%    98%    99%   100%    96%
    Danada Farms. . . . . . .     10%         600                           98%    93%    94%    93%    92%
                                          -------    -----  -----  -----  -----  -----  -----  -----  -----
                                            2,041                           98%    94%    96%    96%    95%
                                          -------    -----  -----  -----  -----  -----  -----  -----  -----

EASTERN KANSAS
   AMLI at Regents Crest. . .     25%         368                           92%    93%    N/A    N/A    N/A
                                          -------    -----  -----  -----  -----  -----  -----  -----  -----

DALLAS, TX
   AMLI at Verandah . . . . .     35%         538                           97%    94%    95%    96%    94%
                                          -------    -----  -----  -----  -----  -----  -----  -----  -----

AUSTIN, TX
   AMLI at Park Place . . . .     25%         588                           95%    98%    97%    94%    96%
                                          -------    -----  -----  -----  -----  -----  -----  -----  -----

HOUSTON, TX
   AMLI at:
    Champions Centre. . . . .     15%         192                           98%    97%    94%    98%    95%
    Champions Park. . . . . .     15%         246                           95%    98%    99%    99%    97%
    Greenwood Forest. . . . .     15%         316                           97%    95%    96%    96%    96%
                                          -------    -----  -----  -----  -----  -----  -----  -----  -----
                                              754                           97%    96%    96%    98%    96%
                                          -------    -----  -----  -----  -----  -----  -----  -----  -----

Total Co-Investment
  Communities . . . . . . . .               5,851                         96.4%  94.2%  95.5%  95.8%  95.5%
                                          -------    -----  -----  -----  -----  -----  -----  -----  -----

TOTAL . . . . . . . . . . . .              17,789                         95.9%  93.8%  95.2%  95.7%  95.3%
                                          =======    =====  =====  =====  =====  =====  =====  =====  =====


PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of AMLI Residential Properties Trust was held on April 28, 1998, for the purpose of electing three members of the Board of Trustees, approving of amendments to Option Plan and ratifying the appointment of independent auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

All of the management's nominees for directors as listed in the proxy statement were elected with the following vote:

                         SHARES                              SHARES
                         VOTED             SHARES             NOT
                         "FOR"           "WITHHELD"          VOTED
                       ----------        ----------        ----------

John E. Allen          14,500,654            62,001                 1
Philip N. Tague        14,499,604            63,051                 1
Quintin E. Primo III   14,499,304            63,351                 1


The amendment to the Option Plan was approved by the following votes:

         SHARES         SHARES                             SHARES
         VOTED          VOTED           SHARES              NOT
         "FOR"         "AGAINST"      "WITHHELD"           VOTED
      ----------       ----------     ------------       ----------

       6,722,207        2,208,117          143,655        5,486,677


The ratification of the appointment of KPMG Peat Marwick LLP as independent auditor was approved by the following vote:

         SHARES         SHARES                             SHARES
         VOTED          VOTED           SHARES              NOT
         "FOR"         "AGAINST"      "WITHHELD"           VOTED
      ----------       ----------     ------------       ----------

      14,458,137         37,371           64,148             --


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K have been filed during the quarter ended March 31, 1998. The Exhibits filed as part of this report are listed below.

EXHIBIT NO.       DOCUMENT DESCRIPTION

    4. Articles Supplementary to the Amended and Restated Declaration of Trust of AMLI Residential Properties Trust Classifying Unissued shares of Beneficial Interest in AMLI Residential Properties Trust as Series B Cumulative Convertible Preferred Shares of Beneficial Interest.

   10.1. Fourth Amendment to Amended and Restated Agreement of Limited Partnership of AMLI Residential Properties, L.P.

   10.2           Second Amendment to AMLI Residential Properties Option
Plan.

   10.3 Registration Rights Agreement dated March 9, 1998 between AMLI Residential Properties Trust and Security Capital Preferred Growth Incorporated.

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

                              AMLI RESIDENTIAL PROPERTIES TRUST



Date:  May 14, 1998           By:   /s/ CHARLES C. KRAFT
                                    -----------------------------------
                                    Charles C. Kraft
                                    Principal Accounting Officer
                                    Principal Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Date:  May 14, 1998           By:   /s/ GREGORY T. MUTZ
                                    -----------------------------------
                                    Gregory T. Mutz
                                    Chairman of the Board of Trustees




Date:  May 14, 1998           By:   /s/ ALLAN J. SWEET
                                    -----------------------------------
                                    Allan J. Sweet
                                    President and Trustee




Date:  May 14, 1998           By:   /s/ CHARLES C. KRAFT
                                    -----------------------------------
                                    Charles C. Kraft
                                    Principal Accounting Officer
                                    Principal Financial Officer