Form 10-Q
period 1998-06-30
AMLI RESIDENTIAL PROPERTIES TRUST
filed 1998-08-07
CIK 914724

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549


                                 FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934



               For the Quarterly Period Ended June 30, 1998



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

The number of the Registrant's Common Shares of Beneficial Interest outstanding was 16,624,040 as of June 30, 1998.

                                   INDEX



PART I:  FINANCIAL INFORMATION


Item 1:    Financial Statements (Unaudited)

           Consolidated Balance Sheets as of
             June 30, 1998 and December 31, 1997 . . . . . . . .     3

           Consolidated Statements of Operations
             for the three and six months ended
             June 30, 1998 and 1997. . . . . . . . . . . . . . .     5

           Consolidated Statements of
             Shareholders' Equity
             for the six months ended
             June 30, 1998 . . . . . . . . . . . . . . . . . . .     7

           Consolidated Statements of Cash Flows
             for the six months ended
             June 30, 1998 and 1997. . . . . . . . . . . . . . .     8

           Notes to Consolidated Financial Statements. . . . . .    10

Item 2:    Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations . . . . . . . . . . . . . . .    24

Item 3:    Quantitative and Qualitative Disclosures
             About Market Risk . . . . . . . . . . . . . . . . .    30



PART II:  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . .    34



SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .    35

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                         AMLI RESIDENTIAL PROPERTIES TRUST

                                            CONSOLIDATED BALANCE SHEETS

                                        JUNE 30, 1998 AND DECEMBER 31, 1997

                                                    (UNAUDITED)
                                     (Dollars in thousands, except share data)
                                                                                   JUNE 30,      DECEMBER 31,
                                                                                    1998             1997
                                                                                -------------    ------------
ASSETS:
Rental apartments:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   83,471          78,476
  Depreciable property . . . . . . . . . . . . . . . . . . . . . . . . . .            532,706         496,747
                                                                                   ----------      ----------
                                                                                      616,177         575,223
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . .            (71,159)        (62,641)
                                                                                   ----------      ----------
                                                                                      545,018         512,582

Property under development . . . . . . . . . . . . . . . . . . . . . . . .             74,594          78,724

Investments in partnerships. . . . . . . . . . . . . . . . . . . . . . . .             60,604          50,729

Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .              3,120           5,676
Security deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,779           1,821
Deferred expenses, net . . . . . . . . . . . . . . . . . . . . . . . . . .              3,098           3,140
Notes receivable from and advances to Service Companies. . . . . . . . . .             23,475          18,356
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             10,000           8,950
                                                                                   ----------      ----------
          Total Assets                                                             $  721,688         679,978
                                                                                   ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Debt (note 5). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  337,108         333,250
Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . . .              1,359           1,389
Accrued real estate taxes payable. . . . . . . . . . . . . . . . . . . . .              7,863           9,334
Construction costs payable . . . . . . . . . . . . . . . . . . . . . . . .              3,065           8,403
Security deposits and prepaid rents. . . . . . . . . . . . . . . . . . . .              2,992           2,722
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              2,065           2,978
                                                                                   ----------      ----------
          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .            354,452         358,076
                                                                                   ----------      ----------




                                         AMLI RESIDENTIAL PROPERTIES TRUST

                                      CONSOLIDATED BALANCE SHEETS - CONTINUED


                                                                                   JUNE 30,      DECEMBER 31,
                                                                                    1998             1997
                                                                                -------------    ------------

Commitments and contingencies (note 6)

Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             49,731          51,463
                                                                                   ----------      ----------

SHAREHOLDERS' EQUITY:
Series A Cumulative Convertible Preferred shares of beneficial interest,
 $.01 par value,
  1,500,000 authorized, 1,200,000 issued and
  1,100,000 outstanding (aggregate liquidation price of $22,223
   and $22,213 respectively) . . . . . . . . . . . . . . . . . . . . . . .                 11              11
Series B Cumulative Convertible Preferred shares of beneficial interest,
 $0.01 par value, 3,125,000 authorized, 2,083,333 issued and outstanding
 (aggregate liquidation price of $50,474 at June 30, 1998) . . . . . . . .                 21           --
Shares of beneficial interest, $.01 par value, 145,375,000
  authorized, 16,624,040 and 16,577,580 common shares issued
  and outstanding, respectively. . . . . . . . . . . . . . . . . . . . . .                166             166
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .            392,475         341,148
Employees and trustees notes . . . . . . . . . . . . . . . . . . . . . . .             (7,417)         (6,924)
Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             30,804          18,897
Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (98,555)        (82,859)
                                                                                   ----------      ----------
          Total shareholders' equity . . . . . . . . . . . . . . . . . . .            317,505         270,439
                                                                                   ----------      ----------

          Total Liabilities and Shareholders' Equity . . . . . . . . . . .         $  721,688         679,978
                                                                                   ==========      ==========












                           See accompanying notes to consolidated financial statements.

                                         AMLI RESIDENTIAL PROPERTIES TRUST

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                 THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                    (UNAUDITED)
                                     (Dollars in thousands, except share data)

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                JUNE 30                        JUNE 30
                                                        ------------------------      ------------------------
                                                           1998           1997           1998           1997
                                                        ---------       --------      ---------       --------
Revenues:
  Property:
    Rental . . . . . . . . . . . . . . . . . . . .        $25,204         19,281         49,342         37,961
    Other. . . . . . . . . . . . . . . . . . . . .          1,456          1,019          2,748          1,994
  Interest and share of income
   from Service Companies. . . . . . . . . . . . .            630            253          1,059            517
  Other interest . . . . . . . . . . . . . . . . .            223            120            414            227
  Income from partnerships . . . . . . . . . . . .            499            166            823            333
  Other. . . . . . . . . . . . . . . . . . . . . .          1,297            474          1,585          1,131
                                                         --------       --------       --------       --------
          Total revenues . . . . . . . . . . . . .         29,309         21,313         55,971         42,163
                                                         --------       --------       --------       --------
Expenses:
  Personnel. . . . . . . . . . . . . . . . . . . .          2,529          1,822          4,846          3,545
  Advertising and promotion. . . . . . . . . . . .            796            482          1,504            989
  Utilities. . . . . . . . . . . . . . . . . . . .          1,059            909          2,144          1,934
  Building repairs and maintenance and services. .          1,490          1,407          2,745          2,563
  Landscaping and grounds maintenance. . . . . . .            648            515          1,090            879
  Real estate taxes. . . . . . . . . . . . . . . .          3,274          2,312          6,454          4,634
  Insurance. . . . . . . . . . . . . . . . . . . .            251            200            472            398
  Property management fees . . . . . . . . . . . .            667            517          1,305          1,008
  Other operating expenses . . . . . . . . . . . .            387            236            731            511
  Interest . . . . . . . . . . . . . . . . . . . .          4,800          2,886          9,738          5,532
  Amortization of deferred costs . . . . . . . . .            118             87            248            330
  Depreciation . . . . . . . . . . . . . . . . . .          4,488          3,196          8,779          6,253
  General and administrative . . . . . . . . . . .          1,112            706          1,966          1,473
                                                         --------       --------       --------       --------
          Total expenses . . . . . . . . . . . . .         21,619         15,275         42,022         30,049
                                                         --------       --------       --------       --------




                                         AMLI RESIDENTIAL PROPERTIES TRUST

                                 CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                JUNE 30                        JUNE 30
                                                        ------------------------      ------------------------
                                                           1998           1997           1998           1997
                                                        ---------       --------      ---------       --------

Income before minority interest and
  extraordinary item . . . . . . . . . . . . . . .          7,690          6,038         13,949         12,114
Minority interest. . . . . . . . . . . . . . . . .          1,109            958          2,042          1,911
                                                         --------       --------       --------       --------

Income before extraordinary item . . . . . . . . .          6,581          5,080         11,907         10,203
Extraordinary item -
  loss on early extinguishment of debt
  (net of minority interest) . . . . . . . . . . .          --               177          --               177
                                                         --------       --------       --------       --------
          Net income . . . . . . . . . . . . . . .          6,581          4,903         11,907         10,026

Less income attributable preferred shares. . . . .            958            473          1,562            946
                                                         --------       --------       --------       --------
          Net income attributable to
            common shares. . . . . . . . . . . . .       $  5,623          4,430         10,345          9,080
                                                         ========       ========       ========       ========
Net income per common share:
  Before extraordinary item. . . . . . . . . . . .       $    .34            .31            .62            .62
  Extraordinary item . . . . . . . . . . . . . . .       $  --              (.01)         --              (.01)
  Net income per common share. . . . . . . . . . .       $    .34            .30            .62            .61
Dividends declared and paid
  per common share . . . . . . . . . . . . . . . .       $    .44            .43            .88            .86
                                                         ========       ========       ========       ========












                           See accompanying notes to consolidated financial statements.

                                            AMLI RESIDENTIAL PROPERTIES TRUST

                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                             SIX MONTHS ENDED JUNE 30, 1998
                                                 (Dollars in thousands)


                                    SHARES OF                      EMPLOYEES
                                BENEFICIAL INTEREST    ADDITIONAL     AND       RETAINED
                               --------------------     PAID-IN     TRUSTEES    EARNINGS   DIVIDENDS
                                SHARES       AMOUNT     CAPITAL      NOTES      (DEFICIT)     PAID       TOTAL
                               -------       ------   ----------   ---------    --------   ---------   ---------
Balance at
 December 31, 1997 . . . .   17,677,580        $177      341,148      (6,924)     18,897     (82,859)    270,439
  Shares issued in
   connection:
     Preferred shares
      offering . . . . . .    2,083,333          21       49,459       --          --          --         49,480
     Executive Share
       Purchase Plan . . .       37,460         --           849       --          --          --            849
     Options exercised . .        1,666         --            34       --          --          --             34
  Employees and
    Trustees notes, net. .        --            --         --           (493)      --          --           (493)
  Units converted
    to shares. . . . . . .        7,334         --           150       --          --          --            150
  Reallocation of
    minority interest. . .        --            --           835       --          --          --            835
  Net income . . . . . . .        --            --         --          --         11,907       --         11,907
  Dividends paid . . . . .        --            --         --          --          --        (15,696)    (15,696)
                             ----------        ----      -------     -------     -------     -------     -------
Balance at
  June 30, 1998. . . . . .   19,807,373        $198      392,475      (7,417)     30,804     (98,555)    317,505
                             ==========        ====      =======     =======     =======     =======     =======











                              See accompanying notes to consolidated financial statements.

                                            AMLI RESIDENTIAL PROPERTIES TRUST

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                       (UNAUDITED)
                                                 (Dollars in thousands)
                                                                                        1998             1997
                                                                                      --------         --------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  11,907           10,026
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . .         9,027            6,583
      Income from partnerships . . . . . . . . . . . . . . . . . . . . . . . . .          (823)            (333)
      (Income) loss from Service Companies . . . . . . . . . . . . . . . . . . .            93              (77)
      Loss on early extinguishment of debt . . . . . . . . . . . . . . . . . . .         --                 211
      Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,042            1,877
    Changes in assets and liabilities:
      Increase in deferred costs . . . . . . . . . . . . . . . . . . . . . . . .          (211)            (272)
      Decrease in security deposits. . . . . . . . . . . . . . . . . . . . . . .            42                7
      (Increase) decrease in other assets. . . . . . . . . . . . . . . . . . . .        (1,735)             970
      (Decrease) increase in accrued interest payable. . . . . . . . . . . . . .           (30)              55
      Decrease in accrued real estate taxes. . . . . . . . . . . . . . . . . . .        (1,412)          (1,124)
      Increase (decrease) in tenant security deposits and prepaid rents. . . . .           270             (534)
      Decrease in other liabilities. . . . . . . . . . . . . . . . . . . . . . .          (917)            (667)
                                                                                      --------          -------
          Net cash provided by operating activities. . . . . . . . . . . . . . .        18,253           16,722
                                                                                      --------          -------

Cash flows from investing activities:
  Investments in partnerships. . . . . . . . . . . . . . . . . . . . . . . . . .            73           (9,492)
  Cash distributions from partnerships . . . . . . . . . . . . . . . . . . . . .         2,212            1,311
  Payments from (advances to) affiliates . . . . . . . . . . . . . . . . . . . .        (3,794)           1,027
  Earnest money deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .           253              (75)
  Capital expenditures - existing properties . . . . . . . . . . . . . . . . . .        (1,853)          (1,880)
  Acquisition properties . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (19,139)         (11,231)
  Properties under development, net of
   reimbursable costs from co-investors. . . . . . . . . . . . . . . . . . . . .       (28,380)         (25,240)
  (Decrease) increase in construction costs payable. . . . . . . . . . . . . . .        (5,240)           2,767
                                                                                      --------          -------
          Net cash used in investing activities. . . . . . . . . . . . . . . . .       (55,868)         (42,813)
                                                                                      --------          -------




                                            AMLI RESIDENTIAL PROPERTIES TRUST

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                        1998             1997
                                                                                      --------         --------
Cash flows from financing activities:
  Debt proceeds, net of financing costs. . . . . . . . . . . . . . . . . . . . .       128,097           79,938
  Debt repayments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (124,327)         (45,107)
  Net proceeds from stock options exercised. . . . . . . . . . . . . . . . . . .            34            --
  Proceeds from offering, net of issuance costs. . . . . . . . . . . . . . . . .        49,479              (57)
  Net proceeds from Executive Share Purchase Plan. . . . . . . . . . . . . . . .           849              249
  Employee notes for stock purchase, net of payments . . . . . . . . . . . . . .          (494)          (2,493)
  Distributions to partners. . . . . . . . . . . . . . . . . . . . . . . . . . .        (2,884)          (2,561)
  Dividends. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (15,695)         (13,708)
                                                                                      --------          -------
          Net cash provided by financing activities. . . . . . . . . . . . . . .        35,059           16,261
                                                                                      --------          -------

Net decrease in cash and cash equivalents. . . . . . . . . . . . . . . . . . . .        (2,556)          (9,830)
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . .         5,676           10,291
                                                                                      --------          -------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . .      $  3,120              461
                                                                                      ========          =======
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest, net of amounts capitalized. . . . .      $  9,768            5,477
                                                                                      ========         ========


















                              See accompanying notes to consolidated financial statements.

                     AMLI RESIDENTIAL PROPERTIES TRUST

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1998 AND 1997

                                (Unaudited)
                 (Dollars in thousands, except share data)



1.   ORGANIZATION AND BASIS OF PRESENTATION

     Organization

     AMLI Residential Properties Trust (the "Company") commenced operations upon the completion of its initial public offering on February 15, 1994. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position at June 30, 1998 and December 31, 1997 and the results of operations and cash flows for the periods presented, have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results for the six months ended June 30, 1998 are not necessarily indicative of expected results for the entire year.

     The consolidated financial statements include the accounts of the Company and AMLI Residential Properties, L. P. (the "Operating Partnership" which holds the operating assets of the Company). The Company is the sole general partner and owns an 86% majority interest in the Operating Partnership. The limited partners hold Operating Partnership units ("OP Units") which are convertible into shares of the Company on a one-for-one basis, subject to certain limitations.

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

     At June 30, 1998, the Company's properties under development include parcels of land in the development planning stage on which physical construction will commence later this year or in 1999. Properties under development are as follows:

                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                                       NUMBER      NUMBER          TOTAL
                                                                        OF          OF            EXPENDED
COMMUNITY                           LOCATION                           ACRES       UNITS       THRU 6/30/98
---------                           --------                           ------      ------      -------------
Wholly-Owned:

Development Communities:
  AMLI on the Parkway (1)           Dallas, TX                             10         240       $ 12,372
  AMLI at Deerfield (2)             Plano, TX                              18         240          3,549
  AMLI at AutumnChase III           Carrollton, TX                         24         240         13,649
  AMLI at Park Creek                Gainesville, GA                        20         200         10,796
  AMLI at Killian Creek             Gwinnett County, GA                    22         216          3,785
  AMLI at Wynnewood (2)             Overland Park, KS                      20         232          2,259
  AMLI at Regents Crest II (2)      Overland Park, KS                       6         108          1,125
  AMLI at Creekside (2)             Overland Park, KS                      12         224          2,531
  AMLI at St. Charles (2)           St. Charles, IL                        25         400          5,562
                                                                          ---       -----       --------
    Total Development Communities                                         157       2,100         55,628(4)
                                                                          ---       -----       --------
Land Held for Future Development:
  AMLI at Bent Tree II              Dallas, TX                             10         200          1,806
  AMLI at Mesa Ridge                Ft. Worth, TX                          27         520          3,551
  AMLI at Clearwater (2)            Indianapolis, IN                       11         216          2,690
  AMLI at Castle Creek (2)          Indianapolis, IN                       15         276          2,781
  AMLI at Lake Houston (2)          Houston, TX                            15         300          1,972
  AMLI at Park Bridge (2)           City of Alpharetta, GA                 35         352          3,460
  AMLI at Fossil Lake (2)           Ft. Worth, TX                          19         324          2,706
                                                                          ---       -----       --------
    Total Land Held for Future Development                                132       2,188         18,966
                                                                          ---       -----       --------
    Total Wholly-Owned                                                    289       4,288         74,594
                                                                          ---       -----       --------

Co-Investments (Company Ownership Percentage):
  AMLI at Fossil Creek (25%)        Ft. Worth, TX                          19         384         21,042
  AMLI at Northwinds (35%)          Atlanta, GA                            80         800         37,700
  AMLI at Wells Branch (25%) (3)    Austin, TX                             29         576         25,191
  AMLI at Oakhurst (25%) (3)        Aurora, IL                             29         464         25,883
                                                                          ---       -----       --------
    Total Co-Investments                                                  157       2,224        109,816(5)
                                                                          ---       -----       --------
    Total                                                                 446       6,512       $184,410
                                                                          ===       =====       ========




                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


   (1)  AMLI on the Parkway was conveyed at cost to a 25%-owned co-investment venture on July 2, 1998.

   (2)  It is the Company's intention to develop these land parcels in partnership with one or more institutional investors.

   (3)  AMLI at Wells Branch and AMLI at Oakhurst were conveyed at cost to a 25%-owned co-investment venture in
June 1998.

   (4)  Total development costs for the Development Communities is estimated at approximately $153,110.

   (5)  The total development costs for the Co-investment Development properties is estimated at approximately
$156,000.




                     AMLI RESIDENTIAL PROPERTIES TRUST

     Acquisition

     The Company's policy is and has been to expense internal property acquisition costs (i.e., salaries and overhead of acquisition personnel). This policy is consistent with the recently-issued EITF 97-11 on this subject, and thus the issuance of EITF 97-11 had no impact on its results of operations.


     Interest Rate Limitation Contracts

     The Company has used interest rate caps and swaps to limit its exposure to increases in interest rates on its floating rate debt. The Company does not use them for trading purposes.

     At June 30, 1998, the Company was a party to various interest rate swap agreements which require the Company to pay to or receive from counterparties on a monthly basis the amounts, if any, by which the Company's interest costs on the fixed rate basis differs from the interest payments required on certain floating rate debt.

     The following table summarizes certain information pursuant to interest rate limitation and swap contracts at June 30, 1998.


                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




                             Type         Remaining    Cumulative     Approximate
Notional    Fixed             of          Contract        Cash          Value of
Amount      Rate(1)        Contract       Maturity        Paid        Liability(2)
--------   -------         --------       ---------    ----------    -------------

$10,000    6.216%             Swap         11/01/02         $ 29           193
 10,000    6.029%             Swap         11/01/02           18           120
 20,000    6.145%             Swap         02/15/03           32           344
 10,000    6.070%             Swap         02/18/03           14           142
                                                            ----          ----
                                                            $ 93           799
                                                            ====          ====



(1)    The fixed rate for the swaps includes the swap spread (the risk component added to the Treasury yield to determine a fixed rate; excludes lender's spread).

(2)    "Value of Liability" represents the approximate amount which would have to be paid as of June 30, 1998 to terminate these contracts.  This amount is not recorded as a liability in the accompanying balance sheet as of
June 30, 1998.






                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

PER SHARE DATA

Earnings per share, basic and diluted, are calculated based on weighted average common shares outstanding for the three months and six months ended June 30, 1998 and 1997.


                                                     Three Months Ended                Six Months Ended
                                                          June 30,                        June 30,
                                                  -------------------------       -------------------------
                                                    1998            1997            1998            1997
                                                 ----------     -----------      ----------      ----------
Net income . . . . . . . . . . . . . . . .       $    6,581           4,903          11,907          10,026
Less income attributable to
  preferred shares . . . . . . . . . . . .             (958)           (473)         (1,562)           (946)
                                                 ----------      ----------      ----------      ----------
Net income attributable to common shares .       $    5,623           4,430          10,345           9,080
                                                 ==========      ==========      ==========      ==========
Weighted average common shares - Basic . .       16,619,783      14,864,800      16,605,921      14,842,247
Dilutive Options and Other Plan shares . .           73,154          75,856          83,616          88,369
Weighted average common shares - Dilutive.       16,692,937      14,940,656      16,689,537      14,930,616
                                                 ==========      ==========      ==========      ==========
Earnings per share - Basic . . . . . . . .       $      .34             .30             .62             .61
Earnings per share - Diluted . . . . . . .       $      .34             .30             .62             .61
                                                 ==========      ==========      ==========      ==========









                                         AMLI RESIDENTIAL PROPERTIES TRUST
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

3. INVESTMENTS IN PARTNERSHIPS AND SERVICE COMPANIES

   INVESTMENTS IN PARTNERSHIPS

   At June 30, 1998, the Operating Partnership is a general partner in various co-investment partnerships and in the GP Properties (AMLI at Prairie Court in Oak Park, Illinois and AMLI at Towne Creek in Gainesville, Georgia)
which are accounted for using the equity method.  The Operating Partnership and the Service Companies receive various fees for services provided to these co-investment partnerships, including development fees, construction fees, acquisition fees, property management fees, asset management fees, administrative fees and disposition fees.

The Operating Partnership is entitled to shares of cash flow or liquidation proceeds in excess of its stated
ownership percentages based on returns to its partners in excess of specified rates. Through June 30, 1998, the
Operating Partnership has received $97 of cash flow in excess of its ownership percentages. Investments in partnerships at June 30, 1998 and the Company's 1998 share of income or loss from each are summarized as follows:

                                                        Equity                              Total      Company's
                   Company's                      -------------------                        Net        Share of
                   Percentage         Total                 Company's      Company's        Income    Net Income
Community          Ownership          Assets       Total      Share        Investment       (Loss)      (Loss)
---------          ----------         ------       -----    ---------      ----------       -----     ----------
AMLI at:
  Park Place          25%           $ 19,156       6,162        1,541          1,505          163          41
  Greenwood Forest    15%             16,747       4,781          717            699           14           2
  Champions Park      15%             12,320       3,162          474            474           92          14
  Champions Centre    15%              9,498       2,645          397            397           30           4
  Windbrooke          15%             16,821       4,819          723            723           16           2
  Willeo Creek        30%             14,784       4,563        1,369          1,369           (1)         --
  Pleasant Hill       40%             26,351      10,555        4,469          4,058          363         145
  Barrett Lakes       35%             27,016       9,899        3,465          3,577          332         104
  Chevy Chase         33%             43,722      13,325        4,387          4,387          371         127
  Willowbrook         40%             36,510      11,303        4,521          4,430          229          92
  River Park          40%             14,477       5,624        2,250          2,204          168          67
  Fox Valley          25%             24,195      23,611        5,903          6,101           87          22
  Fossil Creek        25%             20,957      20,317        5,079          5,177           70          18
  Danada Farms        10%             48,291      22,676        2,268          2,258          580          58
  Verandah            35%             25,319       7,790        2,741          2,803          113          76
  Northwinds          35%             37,508      20,953        7,347          7,260          (42)        (11)
  Regents Crest       25%             25,550       9,140        2,285          2,286           69          60
  Oakhurst North      25%             25,923      22,399        5,600          5,472          (29)         (7)
  Wells Branch        25%             25,312      24,004        6,001          5,424           37           9
                                     =======      ======      -------         ------          ===         ---
                                                              $61,537         60,604                      823
                                                              =======         ======                      ===
     The Company's original investment in the co-investment partnerships totals $66,454.

                     AMLI RESIDENTIAL PROPERTIES TRUST

     The fixed-rate debt financing which has been obtained from various insurance companies on behalf of these co-investment partnerships is summarized below:

                        Total      Outstanding  Interest
Community             Commitment   at 6/30/98     Rate          Maturity
---------             ----------   -----------  --------        --------
AMLI at:
 Park Place              $13,000      12,324       8.21%      October 1999
 Champions Centre          6,700       6,619       8.93%      January 2002
 Champions Park            9,500       8,905       7.26%      January 2002
 Windbrooke               11,500      11,467       9.24%     February 2002
 Greenwood Forest         11,625      11,616       8.95%          May 2002
 Chevy Chase              29,767      29,205       6.67%        April 2003
 Willeo Creek             10,000       9,828       6.77%          May 2003
 Willowbrook              24,500      24,139      7.785%          May 2003
 Regents Crest            16,500      16,132       7.50%     December 2003
 Verandah                 16,940      16,940       7.55%        April 2004
 Danada Farms             24,500      24,500       7.33%        March 2007
 Pleasant Hill            15,500      15,271       9.15%        March 2007
 River Park                9,100       8,025       7.75%         June 2008
 Barrett Lakes            16,680      16,680       8.50%     December 2009
 Northwinds               33,800      13,063       8.25%      October 2010

     In general, these loans provide for monthly payments of principal and interest based on a 25 or 27 year amortization schedule and a balloon payment at maturity. Loans against newly-completed properties provide for payments of interest only for an initial period, with principal amortization commencing generally within two years of completion of construction and initial lease-up.

Investments in Service Companies

Summarized combined financial information of the Service Companies at and for the six months ended June 30, 1998 and 1997 follows:

                                           1998            1997
                                         -------         -------

        Income (1)                       $ 6,738           4,120
        General and adminis-
          trative expenses                (4,629)         (3,041)
                                         -------         -------

            EBITDA                         2,109           1,079

        Interest                            (873)           (440)
        Depreciation (2)                    (585)           (108)
        Income taxes                        (269)           (207)
                                         -------         -------
          Net income (loss)              $   382             324
                                         =======         =======

        Total assets                     $31,533          12,958
                                         =======         =======

        (1)   Net of construction and landscaping costs.

        (2)   In 1998, includes $334 in amortization of goodwill.

                     AMLI RESIDENTIAL PROPERTIES TRUST

   Substantially all interest expense of the Service Companies results from notes payable to the Company at interest rates ranging from 9.5% to 13.0%. The Company's share of income (loss) from the Service Companies for the six months ended June 30, 1998 and 1997 was ($92) and $77, respectively, after elimination of intercompany profit on construction activities. The Company's interest income from the Service Companies is combined with the Company's share of income (loss) from the Service Companies in the accompanying consolidated statements of operations.

4. RELATED PARTY TRANSACTIONS

   During the six months ended June 30, 1998 and 1997, the Company accrued or paid to its affiliates fees and other costs and expenses as follows:

                                                 1998              1997
                                                ------            -----
       Management fees                          $1,305            1,008
       General contractor fees                     827            1,169
       Interest expense                            287               15
       Landscaping and grounds maintenance         335              316
                                                ======            =====

   In addition, at June 30, 1998 and December 31, 1997, the Company owed Amrescon $3,065 and $8,403, respectively, for construction costs of communities under development.

   During the six months ended June 30, 1998 and 1997, the Company earned or received from its affiliates other income as follows:

                                                 1998              1997
                                                ------             ----

       Development fees                         $1,207              601
       Acquisition fees                           --                 49
       Asset management fees                       302              304
       Debt placement fee                         --                 88
       Accounting and administrative fees           76                8
       Interest on advances                        117              212
       Interest on notes receivable              1,060              228
                                                ======             ====

   In addition, total revenues of $968 and $494, respectively, were generated from leases to AMLI Corporate Homes ("ACH"), a division of one of the Service Companies. At June 30, 1998 and December 31, 1997, $97 and $624 were due from ACH, respectively.


                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


5. DEBT

   The table below sets forth certain information relating to the indebtedness of the Company.

                                                                  Balance                                Balance
                                                   Original         at           Interest    Maturity       at
Encumbered Communities                              Amount        6/30/98          Rate        Date      12/31/97
----------------------                             --------       --------       --------    --------    --------

BOND FINANCING:
                                                                               Tax-Exempt
Unsecured (1)                                      $ 40,750         40,750     Rate+1.48%     10/1/24      40,750
                                                                               Tax-Exempt
AMLI at Poplar Creek                                  9,500          9,500     Rate+1.15%      2/1/24       9,500
                                                   --------        -------                                -------
    Total Bonds                                      50,250         50,250                                 50,250
                                                   --------        -------                                -------

MORTGAGE NOTES PAYABLE TO FINANCIAL INSTITUTIONS:
AMLI at Reflections (2)                               4,800           --            7.05%     6/30/98       4,436
AMLI on Rosemeade                                     7,050          6,477          7.02%     10/5/98       6,548
AMLI at Sherwood                                      7,320          6,719          7.75%      7/1/03       6,813
AMLI at Riverbend                                    31,000         30,102          7.30%      7/1/03      30,349
AMLI in Great Hills                                  11,000         10,683          7.34%      7/1/03      10,770
AMLI at Valley Ranch                                 11,500         10,584         7.625%     7/10/03      10,693
AMLI at Conner Farms                                 13,275         12,854          7.00%     6/15/03      12,965
AMLI at Nantucket                                     7,735          7,735         7.707%      6/1/04       7,735
AMLI on Timberglen                                    6,770          6,770          7.70%      6/1/04       6,770
AMLI at Regents Center                               20,100         19,736            (3)      9/1/05      19,819
AMLI at Bishop's Gate                                15,380         15,202            (4)      8/1/05      15,329
AMLI on the Green (5)
AMLI of North Dallas (5)                             43,234         42,087         7.789%      5/1/06      42,383
AMLI at Clairmont                                    12,880         12,880          6.95%     2/15/08      --
                                                   --------        -------                               --------
  Total Mortgage Notes Payable                      192,044        181,829(6)                             174,610
                                                   --------        -------                               --------





                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                   Balance                               Balance
                                                   Original         at           Interest    Maturity       at
Encumbered Properties                               Amount         6/30/98         Rate        Date      12/31/97
---------------------                              --------       --------       --------    --------    --------

OTHER NOTES PAYABLE:

AMLI at Park Creek                                   10,322          8,279         7.875%     12/1/38       2,640
Unsecured line of credit (7)(8)                     150,000         90,000        L+1.30%     6/27/01     100,000
Unsecured line of credit                              8,000          1,000        L+1.30%     8/30/98       --
Note payable to Service Company                       5,000          5,000          9.50%      1/1/03       5,000
Unsecured note payable to Service Company               750            750          4.00%      Demand         750
                                                   --------        -------     ---------      -------     -------
  Total Other Notes Payable                         174,072        105,029                                108,390
                                                   --------        -------                                -------
  Total                                            $416,366        337,108                                333,250
                                                   ========        =======                                =======


(1)   The terms of these tax-exempt bonds require that a portion of the apartment units be leased to individuals who qualify based on income levels specified by the U.S. Government.  The bonds bear interest at a variable rate that is adjusted weekly based upon the remarketing rate for these bonds (3.55% for Spring Creek and Poplar Creek at July 29, 1998).  The credit enhancement for the Spring Creek bonds was provided by a $41,297 letter of credit from Wachovia Bank which expires on October 15, 2002 and the credit enhancement for the Poplar Creek bonds was provided by a $9,617 letter of credit from LaSalle National Bank that expires December 18, 2002.

(2)   This loan was repaid on its maturity date.

(3)   $13,800 at 8.73% and $6,300 at 9.23%.

(4)   This original $14,000 mortgage bears interest at 9.1%.  For financial reporting purposes, it was valued at
$15,380 to reflect a 7.25% market rate of interest when assumed in connection with the acquisition of AMLI at
Bishop's Gate on October 17, 1997.

(5)   These two properties secure the FNMA loan that was sold at a discount of $673.  At June 30, 1998, the unamortized discount amount is $527.






                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(6)   All but $21,278 of the total is non-recourse to the partners of the Operating Partnership.

(7)   The Company has used interest rate swaps on $50,000 of the outstanding amount to fix its base interest rate
(before current lender's spread) at an average of 6.12%.

(8)   The Company's $150,000 unsecured line of credit has been provided by a group of five banks led by Wachovia
Bank, N.A. and the First National Bank of Chicago.  The credit agreement provides for annual one-year extensions and reductions in the interest rate based on the future credit rating the Company is able to obtain.  In June
1998, the Company extended the maturity of the line of credit by one year to June 2001.  In July 1998, the Company received a Baa3 credit rating which will reduce the interest rate from LIBOR plus 130 basis points to LIBOR plus
90 basis points.  Concurrently, the annual 15 basis points non-use fee will be replaced by an annual 20 basis points facility fee based on the entire commitment.  The commitment under the line of credit was increased to
$200,000 in July, 1998, and a sixth bank was added to the bank lending group.  This unsecured line of credit requires that the Company meet various covenants typical of such an arrangement, including minimum net worth, minimum debt service coverage and maximum debt to equity percentage.  The unsecured line of credit is used for acquisition and development activities and working capital needs.





























                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     As of June 30, 1998, the scheduled maturities of the Company's debt are as follows:

                                                        FIXED RATE
                                                         MORTGAGE                    NOTES
                                                       NOTES PAYABLE    UNSECURED   PAYABLE TO
                                              BOND     TO FINANCIAL       LINES      SERVICE
                                           FINANCINGS  INSTITUTIONS     OF CREDIT   COMPANIES        TOTAL
                                           ----------  -------------    ---------  -----------    ----------

1998 . . . . . . . . . . . . . . . . .       $  --            7,772        1,000          750         9,522
1999 . . . . . . . . . . . . . . . . .          --            2,780         --           --           2,780
2000 . . . . . . . . . . . . . . . . .          --            3,138         --           --           3,138
2001 . . . . . . . . . . . . . . . . .          --            3,394       90,000         --          93,394
2002 . . . . . . . . . . . . . . . . .        50,250          3,655         --           --          53,905
Thereafter . . . . . . . . . . . . . .          --          169,369         --          5,000       174,369
                                             -------        -------       ------      -------       -------
                                             $50,250        190,108       91,000        5,750       337,108
                                             =======        =======       ======      =======       =======


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

   On February 20, 1998, the Company placed 3,125,000 Series B cumulative convertible Preferred Shares with Security Capital Preferred Growth Incorporated. At June 30, 1998, 2,083,333 Preferred Shares have been issued. The remaining authorized shares are anticipated to be issued during September 1998.


7. SUBSEQUENT EVENTS

   On July 2, 1998, the Company entered into a partnership with Western and Southern Life Insurance Company ("Western and Southern") to jointly develop and own AMLI on the Parkway, a 240-unit residential community located in Dallas, Texas. Western and Southern contributed $4,188 for a 75% ownership interest. The Company contributed $1,396 for a 25% interest in the partnership, and will provide a 8%, $10,591 construction loan, which will be repaid from proceeds of a permanent loan. The partnership anticipates securing and closing on the permanent loan by the end of this year.

   In July, the Company acquired 23.6 acres of land located in Kansas and
125.5 acres of land located in Indianapolis, Indiana. The Company intends to develop a 410-unit residential community on the Kansas land either as wholly-owned or in a co-investment partnership. A multi-phase residential community will be developed on the Indianapolis parcel and the first phase will consist of approximately 228 apartment homes.

   In early July, Moody's Investors Service has assigned a Baa3 credit rating to borrowings pursuant to the Company's unsecured line of credit.
As a result, the Company's borrowing rate on this credit facility will be reduced to 90 basis points over LIBOR. In addition, the credit enhancement fee for the $40,750 floating rate bonds will also be reduced by 20 basis points effective October 1, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS,
      EXCEPT SHARE DATA)

The following discussion is based primarily on the consolidated financial statements of Amli Residential Properties Trust (the "Company") as of June 30, 1998 and December 31, 1997 and for the six months ended June 30, 1998 and 1997.

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

As of June 30, 1998, the Company owned an 86% general partnership interest in the Operating Partnership, which holds the operating assets of the Company. The limited partners hold Operating Partnership units ("OP Units") that are convertible into common shares of the Company on a one-for-one basis, subject to certain limitations. At June 30, 1998, the Company owned 19,807,373 OP Units and the limited partners owned 3,277,728 OP Units. The Company has qualified, and anticipates continuing to qualify, as a real estate investment trust ("REIT") for Federal income tax purposes.

RESULTS OF OPERATIONS

During the period from January 1, 1997 through June 30, 1998, growth in property revenues and property operating expenses resulted from increases at communities owned as of January 1, 1997, from communities acquired since January 1, 1997 and from the newly-constructed communities.

During the same period, the Company has invested in three co-investment partnerships, which acquired the 600-unit AMLI at Danada in Wheaton, Illinois, the 538-unit AMLI at Verandah in Arlington, Texas, and the 368-unit AMLI at Regents Crest in Overland Park, Kansas.

The Company in joint venture with institutional investors, has developed or has under development five residential communities and began rental operations during the same period, of the 222-unit AMLI at River Park in Atlanta, Georgia, the 446-unit AMLI at Barrett Lakes in Cobb County, Georgia, the 272-unit AMLI at Fox Valley in Aurora, Illinois, the 384-unit AMLI at Fossil Creek in Fort Worth, Texas and the 800-unit AMLI at Northwinds in Fulton County, Georgia.

In addition, the Company has acquired three communities in Texas with a total of 920 apartment homes, two communities in Georgia with 440 apartment homes and one community each in Indiana and Illinois with a total of 496 apartment homes. During the same period, the Company has developed and begun rental operations of three new communities and three additional phases to existing communities that contain a total of 1,096 apartment homes.

For the six months ended June 30, 1998, net income attributable to common shares was $10,345 or $.62 per share on total revenues of $55,971. For the six months ended June 30, 1997, net income was $9,080 or $.61 per share on total revenues of $42,163.

On a "same community" basis, weighted average occupancy of the apartment homes owned wholly by the Company increased slightly to 94.2% for the six months ended June 30, 1998 from 93.5% in the prior year. Weighted average collected rental rates increased by 1.8% to $677 from $665 per unit per month for the six months ended June 30, 1998 and 1997, respectively. Including Co-Investment Communities, weighted average occupancy of the Company's apartment homes increased to 94.4% for the six months ended
June 30, 1998 from 93.7% in the prior year, and weighted average collected rental rates increased by 2.1% to $711 from $697 per unit per month for the six months ended June 30, 1998 and 1997, respectively.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 TO SIX MONTHS ENDED
JUNE 30, 1997.

Income before minority interest increased to $13,949 for the six months ended June 30, 1998 from $12,114 for the six months ended June 30, 1997. This increase was primarily attributable to a $13,808 increase in total revenues, reduced by a $4,830 increase in property operating expenses, a $4,206 increase in interest expense and a $2,526 increase in depreciation. Net income for the six months ended June 30, 1998 and 1997 was $11,907 and $10,026, respectively.

Total property revenues increased by $12,135, or 30.4%. On the same community basis total property revenues increased by $1,149, or 3.0%.

Interest and share of income from Service Companies increased 105% from $517 to $1,059 as a result of additional advances to the Service Companies to fund the acquisition cost of non-residential land and the cost of computer hardware and software.

Income from partnerships increased 147% from $333 to $823 as a result of completion of development and leasing of existing co-investment partnerships and the formation of new co-investment partnerships.

Other income increased by 40% from $1,131 to $1,585 as a result of increased fees charged to co-investment development partnerships.

Property operating expenses increased by $4,830, or 29.3%. On the same community basis, property operating expenses decreased by $381 or 2.5%.

Interest expense, net of the amounts capitalized, increased to $9,738 from $5,532 or 76.0%, primarily due to increased indebtedness incurred in conjunction with property acquisition and development.

General and administrative expenses increased to $1,966 for the six months ended June 30, 1998 from $1,473 for the six months ended June 30, 1997. The increase is primarily attributable to increased compensation and compensation-related costs attributable to both additional employees and increased rates of compensation. In addition, a $100 provision for write off of predevelopment costs was made for the three and six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had $3,120 in cash and cash equivalents and $60,000 in availability under its $150,000 unsecured line of credit. On July 27, 1998, this line of credit was increased to $200,000 and a sixth bank joined the existing bank group.

On February 20, 1998, the Company privately placed $75,000 of Series B cumulative convertible preferred shares with an institutional investor at $24 per share. The initial funding of $25,000 occurred on March 9, 1998 and the second installment was funded on June 30, 1998. The Company anticipates funding the final installment in September 1998. Proceeds from this private placement, net of an estimated 1.05% in offering costs, are anticipated to aggregate approximately $74,200.

At June 30, 1998, there were seventeen of the Company's wholly-owned stabilized Communities that are unencumbered. The Company expects to repay one fixed rate loan aggregating $6,477 at its scheduled 1998 maturity from additional borrowings under its unsecured line of credit, whereupon one more Community will be unencumbered. There are no other fixed rate loans on wholly-owned Communities with maturity dates prior to June 2003.

Net cash flows provided by operating activities for the six months ended June 30, 1998 increased to $18,253 from $16,722 for the six months ended June 30, 1997. The increase is primarily due to an increase in property net operating income (before depreciation) and an increase in other revenues.

Cash flows used in investing activities for the six months ended June 30, 1998 increased to $55,868 from $42,813 for the six months ended June 30, 1997. The increase consisted primarily of expenditures for acquisition and development costs, contributions to co-investment partnerships and working capital advances to the Service Companies.

Net cash flows provided by financing activities for the six months ended June 30, 1998 were $35,059, which reflect net proceeds from the preferred shares issued and net proceeds of additional borrowings. In 1997, cash flows include net proceeds of borrowings and dividend payments.

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

Funds from operations for the six months ended June 30, 1998 and 1997 are summarized as follows:
                                                  JUNE 30,
                                        ------------------------
                                           1998            1997
                                         -------         -------
   Income before minority
     interest                            $13,949          12,114
   Depreciation                            8,779           6,253
   Other, net (1)                          1,866           1,154
                                         -------          ------
   Funds from operations                 $24,594          19,521
                                         =======          ======
   Weighted average shares
     and units (including
     dilutive shares and units)           21,730          19,017
                                         =======          ======

    (1) Share of co-investment partnerships' depreciation and, in 1998, share of Service Company amortization of goodwill (net of related income taxes).

In the typical situation, start-up losses will be recorded between the time the first apartment homes are delivered from construction until occupancy levels are adequate to recover all costs and expenses (including interest but excluding depreciation). The amounts shown above for the six months ended June 30, 1998 and 1997 are shown net of $782 and $568, respectively, of start-up losses which, for the six months ended June 30, 1998 are attributable to the initial lease-up of Phase III of AMLI at Autumn Chase, AMLI at Wells Branch, AMLI at Park Creek, AMLI at Fox Valley, AMLI at Fossil Creek, AMLI at Peachtree City and AMLI at Northwinds. Additional amounts will be recorded in future quarters of 1998 as initial lease-up is completed or continued at these and other communities currently under development.

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

The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, repayment of loans for construction, development, and acquisition activities through the issuance of long-term secured and unsecured debt and additional equity securities of the Company (or OP Units). On July 20, 1995, the Company's shelf registration became effective. The registration statement provided for up to an aggregate of $200,000 of preferred shares, common shares and security warrants which the Company may issue from time to time. Through June 30, 1998, the Company has issued preferred and common shares for an aggregate issuance price of $128,467, leaving a balance of $71,533 in shares that the Company may issue in the future under the shelf registration statement.

COMPANY INDEBTEDNESS

     The Company's debt as of June 30, 1998 includes $195,858 (58% of the total) which is secured by first mortgages on 14 of the Wholly-Owned Communities and is summarized as follows:

                            SUMMARY DEBT TABLE
                            ------------------
Type of                Weighted Average          Outstanding    Percent
Indebtedness             Interest Rate             Balance      of Total
------------           ----------------          -----------    --------

Fixed Rate
Mortgages                    7.61%                 $190,108         56%

Tax-Exempt          Tax-Exempt Rate + 1.48%          50,250         15%
Bonds (1)           Tax-Exempt Rate + 1.15%

Lines of
Credit (2)              LIBOR + 0.90%                91,000         27%

Notes payable
to Service
Companies                   Various                   5,750          2%
                                                   --------        ----
     Total                                         $337,108        100%
                                                   ========        ====

--------------------

(1) The tax-exempt bonds bear interest at a variable tax-exempt rate that is adjusted weekly based on the re-marketing of these bonds (3.55% for AMLI at Spring Creek and AMLI at Poplar Creek at July 29, 1998). The Spring Creek bonds mature on October 1, 2024 and the related credit enhancement expires on October 15, 2002. The Poplar Creek bonds mature on February 1, 2024 and the related credit enhancement expires on December 18, 2002.

(2) "Weighted average interest rate" reflects July 1998 change from LIBOR plus 1.30%. The July amendment to the Company's principal credit agreement also provides for an annual facility fee of 0.20% of the total commitment. The terms of the lines of credit extend to June 2001.


DEVELOPMENT ACTIVITIES

At June 30, 1998, there are thirteen communities or additional phases to existing communities (including co-investment properties) that are under development. When completed, a total of 4,324 apartment homes will be added to the Company's portfolio of rental apartments. The estimated development costs of the nine wholly-owned communities under development total approximately $153,110 of which $55,628 has been incurred at June 30, 1998. The Company's share of the development costs for the four co-investment partnerships is approximately $44,480 of which, at June 30, 1998, $8,694 remains to be funded.

In addition, the Company owns land for the development of an additional 2,188 apartment homes in Ft. Worth, Dallas and Houston Texas, Alpharetta, Georgia and Indianapolis, Indiana. The total costs incurred to date of $18,966 are primarily land acquisition costs and professional fees.

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

An increase in general price levels may immediately precede, or accompany, an increase in interest rates. The Company's exposure (including the Company's proportionate share of its co-investment partnerships' exposure) to rising interest rates is mitigated by the existing debt level of approximately 45% of the Company's total market capitalization at June 30, 1998, the high percentage (63%) of intermediate term fixed rate debt, and the use of interest rate swaps to effectively fix the interest rate on $20 million of floating rate debt through November 2002 and $30 million through February 2003. As a result, for the foreseeable future, increases in interest expense resulting from increasing inflation are anticipated to be less than future increases in income before interest and general and administrative expenses.

YEAR 2000 READINESS

The Chairman of the Securities and Exchange Commission has asked all public companies to provide thorough, meaningful disclosure regarding their Year 2000 readiness. This topic is getting increasing attention as January 1, 2000 gets closer. As is now widely understood, there is real potential for malfunction by computers and other equipment whose performance is dependent in part on microprocessors.

The Company and the Service Companies have replaced all primary data processing systems within the last thirty months and believe the new systems are Year 2000 compliant. The Company is commencing testing of its data processing systems in October 1998 and anticipates that this testing will be complete by March 31, 1999. Little remedial action is anticipated.

Some external consultants are being engaged by the Service Companies to assist to these testing efforts and remedial action, if any is required. Total costs for using outside consultants in this effort is estimated at less than $100,000, none of which has yet been incurred.

The Company has undertaken a review of other aspects of its operations that may be affected by the Year 2000 problem. For instance, three of its communities have elevators whose performance could be affected. The Company has contacted all its significant vendors, including banks and companies providing outsourcing services for payroll and benefits administration, to ensure that these vendors are satisfactorily addressing the problem. The Company continues to be of the opinion that there will be no direct material effect on its operating performance or results of operations from the Year 2000 problem. Although the Company intends to diligently continue preparations for Year 2000, it is not possible to quantify potential indirect effects resulting from the lack of readiness on the part of others with whom the Company conducts its business.

OTHER MATTERS

Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" becomes effective for fiscal years beginning after December 15, 1997 and will not have a material impact on the Company's financial statements.

Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" becomes effective for all fiscal quarters for fiscal years beginning after June 15, 1999 and is not expected to have a material impact on the Company's financial statements.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.


                                                     OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Company's Wholly-Owned
Communities and Co-Investment Communities:

                                                                 1998                        1997
LOCATION/COMMUNITY             COMPANY'S   NUMBER     --------------------------  --------------------------
------------------            PERCENTAGE     OF         AT     AT     AT     AT     AT     AT     AT     AT
WHOLLY-OWNED COMMUNITIES       OWNERSHIP    UNITS     12/31   9/30   6/30   3/31  12/31   9/30   6/30   3/31
------------------------      ----------   -------    -----  -----  ----- ------  -----  ----- ------ ------

DALLAS/FT. WORTH, TEXAS
   AMLI at AutumnChase . . . .                450                     90%    97%    96%    97%    95%    97%
   AMLI at Bent Tree . . . . .                300                     93%    93%    93%    N/A    N/A    N/A
   AMLI at Bishop's Gate . . .                266                     97%   100%    90%    N/A    N/A    N/A
   AMLI at Chase Oaks. . . . .                250                     93%    98%    94%    96%    97%    96%
   AMLI at Gleneagles. . . . .                590                     98%    97%    97%    99%    98%    96%
   AMLI on the Green . . . . .                424                     92%    96%    93%    95%    93%    91%
   AMLI at Nantucket . . . . .                312                     97%    98%    98%    98%    98%    99%
   AMLI of North Dallas. . . .              1,032                     93%    96%    95%    96%    97%    94%
   AMLI at Reflections . . . .                212                     96%    98%    98%    98%    98%    96%
   AMLI on Rosemeade . . . . .                236                     95%    96%    92%    95%    97%    97%
   AMLI on Timberglen. . . . .                260                     94%    95%    98%    95%    97%    97%
   AMLI at Valley Ranch. . . .                460                     97%    98%    99%    97%    97%    95%
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----
                                            4,792                     94%    97%    96%    97%    96%    95%
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----
AUSTIN, TEXAS
   AMLI at the Arboretum . . .                231                     96%    97%    96%   100%    97%    97%
   AMLI in Great Hills . . . .                344                     97%    98%    97%    98%    97%    95%
   AMLI at Lantana Ridge . . .                354                     92%    94%    81%    83%    N/A    N/A
   AMLI at Martha's Vineyard .                360                     97%    96%    97%    98%    99%    97%
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----
                                            1,289                     96%    96%    92%    94%    98%    96%
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----
ATLANTA, GEORGIA
   AMLI at Sope Creek. . . . .                695                     95%    94%    93%    94%    93%    96%
   AMLI at Spring Creek. . . .              1,180                     93%    94%    94%    95%    95%    97%
   AMLI at Vinings . . . . . .                360                     96%    95%    96%    96%    95%    93%
   AMLI at West Paces. . . . .                337                     99%    98%    94%    92%    93%    98%
   AMLI at Clairmont . . . . .                288                     96%    96%    N/A    N/A    N/A    N/A
   AMLI at Peachtree City. . .                312                     99%    N/A    N/A    N/A    N/A    N/A
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----
                                            3,172                     95%    95%    94%    94%    94%    96%
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----





                                                                 1998                        1997
                               COMPANY'S   NUMBER     --------------------------  --------------------------
                              PERCENTAGE     OF         AT     AT     AT     AT     AT     AT     AT     AT
LOCATION/COMMUNITY             OWNERSHIP    UNITS     12/31   9/30   6/30   3/31  12/31   9/30   6/30   3/31
------------------            ----------   -------    -----  -----  ----- ------  -----  ----- ------ ------

EASTERN KANSAS
   AMLI at Alvamar . . . . . .                152                     94%    95%    93%    90%    93%    98%
   AMLI at Crown Colony. . . .                220                     89%    96%    95%    98%    93%    97%
   AMLI at Regents Center. . .                424                     95%    90%    87%    93%    99%    91%
   AMLI at Town Center . . . .                156                     94%    93%    92%    N/A    N/A    N/A
   AMLI at Sherwood. . . . . .                300                     93%    92%    97%    98%    95%    98%
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----
                                            1,252                     93%    93%    92%    95%    96%    96%
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----

INDIANAPOLIS, INDIANA
   AMLI at Conner Farms. . . .                300                     86%    90%    93%    N/A    N/A    N/A
   AMLI at Riverbend . . . . .                996                     93%    96%    88%    89%    94%    92%
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----
                                            1,296                     92%    95%    89%    89%    94%    92%
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----

CHICAGO, ILLINOIS
   AMLI at Park Sheridan . . .                253                     97%   100%    98%    99%    92%    93%
   AMLI at Poplar Creek. . . .                196                     95%    98%    91%    N/A    N/A    N/A
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----
                                              449                     96%    99%    95%    99%    92%    93%
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----
                                           12,250                   94.3%  95.6%  93.6%  95.0%  95.4%  95.1%
                                           ======     =====  =====  =====  =====  =====  =====  =====  =====

CO-INVESTMENT COMMUNITIES:
--------------------------

ATLANTA, GA
   AMLI at:                                                                              lease  lease  lease
    Barrett Lakes. . . . . . .    35%         446                     93%    96%    95%    up     up     up
    Pleasant Hill. . . . . . .    40%         502                     95%    93%    89%    91%    96%    97%
                                                                                                lease  lease
    River Park . . . . . . . .    40%         222                     95%    98%    95%    97%    up     up
    Towne Creek. . . . . . . .     1%         150                     92%    95%    88%    97%    90%    93%
    Willeo Creek . . . . . . .    30%         242                     94%    98%    91%    91%    95%    98%
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----
                                            1,562                     94%    96%    92%    93%    95%    96%
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----






                                                                 1998                        1997
                               COMPANY'S   NUMBER     --------------------------  --------------------------
                              PERCENTAGE     OF         AT     AT     AT     AT     AT     AT     AT     AT
LOCATION/COMMUNITY             OWNERSHIP    UNITS     12/31   9/30   6/30   3/31  12/31   9/30   6/30   3/31
------------------            ----------   -------    -----  -----  ----- ------  -----  ----- ------ ------

CHICAGO, IL
   AMLI at:
    Chevy Chase. . . . . . . .    33%         592                     98%    97%    94%    96%    99%    97%
    Prairie Court. . . . . . .     1%         125                     93%    96%    98%    98%   100%    97%
    Willowbrook. . . . . . . .    40%         488                     98%    98%    94%    98%    94%    96%
    Windbrooke . . . . . . . .    15%         236                     95%   100%    98%    99%   100%    96%
    Danada Farms . . . . . . .    10%         600                     96%    98%    93%    94%    93%    92%
    Fox Valley . . . . . . . .    25%         272                     87%    N/A    N/A    N/A    N/A    N/A
                                          -------     -----  -----  -----  -----  -----  -----  -----  -----
                                            2,313                     95%    98%    94%    96%    96%    95%
                                          -------     -----  -----  -----  -----  -----  -----  -----  -----

EASTERN KANSAS
   AMLI at Regents Crest . . .    25%         368                     94%    92%    93%    N/A    N/A    N/A
                                          -------     -----  -----  -----  -----  -----  -----  -----  -----

DALLAS, TX
   AMLI at Verandah. . . . . .    35%         538                     96%    97%    94%    95%    96%    94%
                                          -------     -----  -----  -----  -----  -----  -----  -----  -----

AUSTIN, TX
   AMLI at Park Place. . . . .    25%         588                     95%    95%    98%    97%    94%    96%
                                          -------     -----  -----  -----  -----  -----  -----  -----  -----

HOUSTON, TX
   AMLI at:
    Champions Centre . . . . .    15%         192                     97%    98%    97%    94%    98%    95%
    Champions Park . . . . . .    15%         246                     95%    95%    98%    99%    99%    97%
    Greenwood Forest . . . . .    15%         316                     96%    97%    95%    96%    96%    96%
                                          -------     -----  -----  -----  -----  -----  -----  -----  -----
                                              754                     96%    97%    96%    96%    98%    96%
                                          -------     -----  -----  -----  -----  -----  -----  -----  -----

Total Co-Investment
  Communities. . . . . . . . .              6,123                   94.8%  96.4%  94.2%  95.5%  95.8%  95.5%
                                          -------     -----  -----  -----  -----  -----  -----  -----  -----

TOTAL. . . . . . . . . . . . .             18,373                   94.4%  95.9%  93.8%  95.2%  95.7%  95.3%
                                          =======     =====  =====  =====  =====  =====  =====  =====  =====


PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K have been filed during the quarter ended June 30, 1998. The Exhibits filed as part of this report are listed below.

EXHIBIT NO.       DOCUMENT DESCRIPTION

  10.1            Employment Agreement between the Registrant and
Gregory T. Mutz

  10.2            Employment Agreement between the Registrant and
John E. Allen

  10.3            Employment Agreement between the Registrant and Allan J.
Sweet

  10.4            Employment Agreement between the Registrant and
Philip N. Tague

  10.5            Employment Agreement between the Registrant and
Robert S. Aisner

  10.6            Employment Agreement between the Registrant and
Robert J. Chapman

  10.7 $200,000 Amended and Restated Credit Agreement dated as of July 27, 1998 among AMLI Residential Properties, L.P., the banks listed herein, Wachovia Bank, N.A., as Agent and The First National Bank of Chicago, as Documentation Agent and Dresdner Bank, A.G., New York and Grand Cayman Branches, as Co-Agent.

  21.1            Subsidiaries of the Registrant.

  27.             Financial Data Schedule

  99. Financial and Operating Data furnished to Shareholders and Analysts

                                SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             AMLI RESIDENTIAL PROPERTIES TRUST



Date:  August 7, 1998        By:    /s/ CHARLES C. KRAFT
                                    -----------------------------------
                                    Charles C. Kraft
                                    Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Date:  August 7, 1998        By:    /s/ GREGORY T. MUTZ
                                    -----------------------------------
                                    Gregory T. Mutz
                                    Chairman of the Board of Trustees




Date:  August 7, 1998        By:    /s/ ALLAN J. SWEET
                                    -----------------------------------
                                    Allan J. Sweet
                                    President and Trustee




Date:  August 7, 1998        By:    /s/ ROBERT J. CHAPMAN
                                    -----------------------------------
                                    Robert J. Chapman
                                    Principal Financial Officer




Date:  August 7, 1998        By:    /s/ CHARLES C. KRAFT
                                    -----------------------------------
                                    Charles C. Kraft
                                    Principal Accounting Officer