Form 10-Q
period 1998-09-30
AMLI RESIDENTIAL PROPERTIES TRUST
filed 1998-11-13
CIK 914724

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549


                                  FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



              For the Quarterly Period Ended September 30, 1998



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

The number of the Registrant's Common Shares of Beneficial Interest outstanding was 16,645,459 as of September 30, 1998.

                                    INDEX



PART I:  FINANCIAL INFORMATION


Item 1:     Financial Statements (Unaudited)

            Consolidated Balance Sheets as of
              September 30, 1998 and December 31, 1997. . . . .       3

            Consolidated Statements of Operations
              for the three and nine months ended
              September 30, 1998 and 1997 . . . . . . . . . . .       5

            Consolidated Statements of
              Shareholders' Equity
              for the nine months ended
             September 30, 1998 . . . . . . . . . . . . . . . .       7

            Consolidated Statements of Cash Flows
              for the nine months ended
              September 30, 1998 and 1997 . . . . . . . . . . .       8

            Notes to Consolidated Financial Statements. . . . .      10

Item 2:     Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations . . . . . . . . . . . . . .      25

Item 3:     Quantitative and Qualitative Disclosures
              About Market Risk . . . . . . . . . . . . . . . .      31



PART II:  OTHER INFORMATION

Item 5.     Other Events. . . . . . . . . . . . . . . . . . . .      35

Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . .      37



SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . .      38

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                         AMLI RESIDENTIAL PROPERTIES TRUST

                                            CONSOLIDATED BALANCE SHEETS

                                     SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                    (UNAUDITED)
                                     (Dollars in thousands, except share data)
                                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                                   1998              1997
                                                                               --------------    ------------
ASSETS:
Rental apartments:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   83,471          78,476
  Depreciable property. . . . . . . . . . . . . . . . . . . . . . . . . . .           534,538         496,747
                                                                                   ----------      ----------
                                                                                      618,009         575,223
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . .           (75,592)        (62,641)
                                                                                   ----------      ----------
                                                                                      542,417         512,582

Property under development. . . . . . . . . . . . . . . . . . . . . . . . .            81,770          78,724

Investments in partnerships . . . . . . . . . . . . . . . . . . . . . . . .            65,090          50,729

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .             8,754           5,676
Security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,637           1,821
Deferred expenses, net. . . . . . . . . . . . . . . . . . . . . . . . . . .             3,144           3,140
Notes receivable from and advances to Service Companies . . . . . . . . . .            29,463          18,356
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            15,214           8,950
                                                                                   ----------      ----------
          Total Assets                                                             $  747,489         679,978
                                                                                   ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Debt (note 5) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  336,190         333,250
Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . . . . .             1,523           1,389
Accrued real estate taxes payable . . . . . . . . . . . . . . . . . . . . .            10,609           9,334
Construction costs payable. . . . . . . . . . . . . . . . . . . . . . . . .             3,114           8,403
Security deposits and prepaid rents . . . . . . . . . . . . . . . . . . . .             3,044           2,722
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,411           2,978
                                                                                   ----------      ----------
          Total liabilities . . . . . . . . . . . . . . . . . . . . . . . .           356,891         358,076
                                                                                   ----------      ----------




                                         AMLI RESIDENTIAL PROPERTIES TRUST

                                      CONSOLIDATED BALANCE SHEETS - CONTINUED


                                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                                    1998             1997
                                                                                -------------    ------------

Commitments and contingencies (note 6)

Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            49,111          51,463
                                                                                   ----------      ----------

SHAREHOLDERS' EQUITY:
Series A Cumulative Convertible Preferred shares of beneficial interest,
 $.01 par value,
  1,500,000 authorized, 1,200,000 issued and
  1,100,000 outstanding (aggregate liquidation price of $22,191
   and $22,213 respectively). . . . . . . . . . . . . . . . . . . . . . . .                11              11
Series B Cumulative Convertible Preferred shares of beneficial interest,
 $0.01 par value, 3,125,000 authorized, issued and outstanding
 (aggregate liquidation price of $75,943 at September 30, 1998) . . . . . .                31           --
Shares of beneficial interest, $.01 par value, 145,375,000
  authorized, 16,645,459 and 16,577,580 common shares issued
  and outstanding, respectively . . . . . . . . . . . . . . . . . . . . . .               166             166
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . .           417,570         341,148
Employees and trustees notes. . . . . . . . . . . . . . . . . . . . . . . .            (7,432)         (6,924)
Dividends paid in excess of net income. . . . . . . . . . . . . . . . . . .           (68,859)        (63,962)
                                                                                   ----------      ----------
          Total shareholders' equity. . . . . . . . . . . . . . . . . . . .           341,487         270,439
                                                                                   ----------      ----------

          Total Liabilities and Shareholders' Equity. . . . . . . . . . . .        $  747,489         679,978
                                                                                   ==========      ==========













                           See accompanying notes to consolidated financial statements.

                                         AMLI RESIDENTIAL PROPERTIES TRUST

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                              THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                    (UNAUDITED)
                                     (Dollars in thousands, except share data)

                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              SEPTEMBER 30                   SEPTEMBER 30
                                                        ------------------------      ------------------------
                                                            1998          1997           1998           1997
                                                         ---------      --------      ---------       --------
Revenues:
  Property:
    Rental. . . . . . . . . . . . . . . . . . . . .       $ 25,673        20,035         75,015         57,996
    Other . . . . . . . . . . . . . . . . . . . . .          1,606         1,167          4,354          3,161
  Interest and share of income
   from Service Companies . . . . . . . . . . . . .            764           472          1,823            989
  Other interest. . . . . . . . . . . . . . . . . .            430           172            844            399
  Income from partnerships. . . . . . . . . . . . .            685           224          1,508            557
  Other . . . . . . . . . . . . . . . . . . . . . .            997           912          2,582          2,043
                                                          --------      --------       --------       --------
          Total revenues. . . . . . . . . . . . . .         30,155        22,982         86,126         65,145
                                                          --------      --------       --------       --------
Expenses:
  Personnel . . . . . . . . . . . . . . . . . . . .          2,565         1,953          7,411          5,498
  Advertising and promotion . . . . . . . . . . . .            674           559          2,178          1,548
  Utilities . . . . . . . . . . . . . . . . . . . .          1,259         1,097          3,403          3,031
  Building repairs and maintenance and services . .          1,748         1,706          4,493          4,269
  Landscaping and grounds maintenance . . . . . . .            609           474          1,699          1,353
  Real estate taxes . . . . . . . . . . . . . . . .          3,040         2,167          9,494          6,801
  Insurance . . . . . . . . . . . . . . . . . . . .            232           243            704            641
  Property management fees. . . . . . . . . . . . .            682           539          1,987          1,547
  Other operating expenses. . . . . . . . . . . . .            370           283          1,101            794
  Interest. . . . . . . . . . . . . . . . . . . . .          5,255         2,619         14,993          8,151
  Amortization of deferred costs. . . . . . . . . .            116           105            364            435
  Depreciation  . . . . . . . . . . . . . . . . . .          4,466         3,328         13,245          9,581
  General and administrative. . . . . . . . . . . .            837           680          2,803          2,153
                                                          --------      --------       --------       --------
          Total expenses. . . . . . . . . . . . . .         21,853        15,753         63,875         45,802
                                                          --------      --------       --------       --------




                                         AMLI RESIDENTIAL PROPERTIES TRUST

                                 CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              SEPTEMBER 30                   SEPTEMBER 30
                                                        ------------------------      ------------------------
                                                            1998          1997           1998           1997
                                                         ---------      --------      ---------       --------
Income before minority interest and
  extraordinary item. . . . . . . . . . . . . . . .          8,302         7,229         22,251         19,343
Minority interest . . . . . . . . . . . . . . . . .          1,129         1,062          3,171          2,973
                                                          --------      --------       --------       --------
Income before extraordinary item. . . . . . . . . .          7,173         6,167         19,080         16,370
Extraordinary item -
  loss on early extinguishment of debt
  (net of minority interest). . . . . . . . . . . .          --               19          --               196
                                                          --------      --------       --------       --------
          Net income. . . . . . . . . . . . . . . .          7,173         6,148         19,080         16,174
Less income attributable to
  preferred shares. . . . . . . . . . . . . . . . .          1,423           473          2,985          1,419
                                                          --------      --------       --------       --------
          Net income attributable to
            common shares . . . . . . . . . . . . .       $  5,750         5,675         16,095         14,755
                                                          ========      ========       ========       ========
Net income per common share - basic:
  Before extraordinary item . . . . . . . . . . . .       $    .35           .35            .97            .97
  Extraordinary item. . . . . . . . . . . . . . . .       $  --            --             --              (.01)
  Net income per common share . . . . . . . . . . .       $    .35           .35            .97            .96
                                                          ========      ========       ========       ========
Net income per common share - diluted:
  Before extraordinary item . . . . . . . . . . . .       $    .34           .35            .96            .97
  Extraordinary item. . . . . . . . . . . . . . . .       $  --            --             --              (.01)
  Net income per common share . . . . . . . . . . .       $    .34           .35            .96            .96
                                                          ========      ========       ========       ========
Dividends declared and paid
  per common share. . . . . . . . . . . . . . . . .       $    .44           .43           1.32           1.29
                                                          ========      ========       ========       ========








                           See accompanying notes to consolidated financial statements.

                                            AMLI RESIDENTIAL PROPERTIES TRUST

                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                          NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                 (Dollars in thousands)


                                    SHARES OF                      EMPLOYEES
                                BENEFICIAL INTEREST    ADDITIONAL     AND       RETAINED
                               --------------------     PAID-IN     TRUSTEES    EARNINGS   DIVIDENDS
                                 SHARES      AMOUNT     CAPITAL      NOTES      (DEFICIT)     PAID       TOTAL
                                -------      ------   ----------   ---------    --------   ---------   ---------
Balance at
 December 31, 1997. . . . .   17,677,580       $177      341,148      (6,924)     18,897     (82,859)    270,439
  Shares issued in
   connection with:
     Preferred shares
      offering. . . . . . .    3,125,000         31       74,169       --          --          --         74,200
     Executive Share
       Purchase Plan. . . .       41,653         --          939       --          --          --            939
     Options exercised. . .        1,666         --           34       --          --          --             34
  Employees and
    Trustees notes, net . .       --             --        --           (508)      --          --           (508)
  Units converted
    to shares . . . . . . .       24,560         --          503       --          --          --            503
  Reallocation of
    minority interest . . .       --             --          777       --          --          --            777
  Net income. . . . . . . .       --             --        --          --         19,080       --         19,080
  Dividends paid. . . . . .       --             --        --          --          --        (23,977)    (23,977)
                              ----------       ----      -------     -------     -------     -------     -------
Balance at
  September 30, 1998. . . .   20,870,459       $208      417,570      (7,432)     37,977    (106,836)    341,487
                              ==========       ====      =======     =======     =======     =======     =======











                              See accompanying notes to consolidated financial statements.

                                            AMLI RESIDENTIAL PROPERTIES TRUST

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                       (UNAUDITED)
                                                 (Dollars in thousands)
                                                                                        1998            1997
                                                                                      --------        --------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 19,080          16,174
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .         13,609          10,016
      Income from partnerships. . . . . . . . . . . . . . . . . . . . . . . . .         (1,508)           (555)
      (Income) loss from Service Companies. . . . . . . . . . . . . . . . . . .            179            (260)
      Loss on early extinguishment of debt. . . . . . . . . . . . . . . . . . .          --                211
      Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,171           2,936
    Changes in assets and liabilities:
      Increase in deferred costs. . . . . . . . . . . . . . . . . . . . . . . .           (407)           (309)
      Decrease (increase) in security deposits. . . . . . . . . . . . . . . . .            184            (183)
      (Increase) decrease in other assets . . . . . . . . . . . . . . . . . . .         (2,311)            168
      Increase (decrease) in accrued interest payable . . . . . . . . . . . . .            134            (127)
      Increase in accrued real estate taxes . . . . . . . . . . . . . . . . . .          1,283             190
      Increase (decrease) in tenant security deposits and prepaid rents . . . .            322            (380)
      (Decrease) increase in other liabilities. . . . . . . . . . . . . . . . .           (567)            147
                                                                                      --------         -------
          Net cash provided by operating activities . . . . . . . . . . . . . .         33,169          28,028
                                                                                      --------         -------

Cash flows from investing activities:
  Investments in partnerships . . . . . . . . . . . . . . . . . . . . . . . . .         (3,044)        (10,723)
  Cash distributions from partnerships. . . . . . . . . . . . . . . . . . . . .          3,390           2,015
  Advances to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . .         (8,435)         (1,351)
  Earnest money deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,261            (875)
  Capital expenditures - existing properties. . . . . . . . . . . . . . . . . .         (3,029)         (2,705)
  Acquisition properties. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (19,552)        (35,281)
  Properties under development, net of
   reimbursable costs from co-investors . . . . . . . . . . . . . . . . . . . .        (44,690)        (36,416)
  (Decrease) increase in construction costs payable . . . . . . . . . . . . . .         (5,210)          6,273
                                                                                      --------         -------
          Net cash used in investing activities . . . . . . . . . . . . . . . .        (79,309)        (79,063)
                                                                                      --------         -------




                                            AMLI RESIDENTIAL PROPERTIES TRUST

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                        1998            1997
                                                                                      --------        --------
Cash flows from financing activities:
  Debt proceeds, net of financing costs . . . . . . . . . . . . . . . . . . . .        286,455         125,788
  Debt repayments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (283,604)        (93,623)
  Proceeds from shares offering, net of issuance costs. . . . . . . . . . . . .         74,200          37,447
  Net proceeds from issuance of Executive Share Purchase Plan
    shares and employee notes for stock purchase  . . . . . . . . . . . . . . .            465          (2,195)
  Distributions to partners . . . . . . . . . . . . . . . . . . . . . . . . . .         (4,321)         (3,853)
  Dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (23,977)        (21,304)
                                                                                      --------         -------
          Net cash provided by financing activities . . . . . . . . . . . . . .         49,218          42,260
                                                                                      --------         -------

Net increase (decrease) in cash and cash equivalents. . . . . . . . . . . . . .          3,078          (8,775)
Cash and cash equivalents at beginning of period. . . . . . . . . . . . . . . .          5,676          10,291
                                                                                      --------         -------
Cash and cash equivalents at end of period. . . . . . . . . . . . . . . . . . .       $  8,754           1,516
                                                                                      ========         =======
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest, net of amounts capitalized . . . .       $ 14,859           8,278
                                                                                      ========        ========




















                              See accompanying notes to consolidated financial statements.

                      AMLI RESIDENTIAL PROPERTIES TRUST

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 1998 AND 1997

                                 (Unaudited)
                  (Dollars in thousands, except share data)



1.    ORGANIZATION AND BASIS OF PRESENTATION

      Organization

      AMLI Residential Properties Trust (the "Company") commenced operations upon the completion of its initial public offering on February 15, 1994. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position at September 30, 1998 and December 31, 1997 and the results of operations and cash flows for the periods presented, have been made.

      Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results for the nine months ended September 30, 1998 are not necessarily indicative of expected results for the entire year.

      The consolidated financial statements include the accounts of the Company and AMLI Residential Properties, L. P. (the "Operating Partnership" which holds the operating assets of the Company). The Company is the sole general partner and owned an 86% majority interest in the Operating Partnership at September 30, 1998. The limited partners hold Operating Partnership units ("OP Units") which are convertible into shares of the Company on a one-for-one basis, subject to certain limitations.

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

      At September 30, 1998, the Company's properties under development include parcels of land in the development planning stage on which physical construction will commence later this year or in 1999. Properties under development are as follows:

                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                                                       NUMBER     NUMBER           TOTAL
                                                                        OF         OF             EXPENDED
COMMUNITY                           LOCATION                           ACRES      UNITS        THRU 9/30/98
---------                           --------                           ------     ------       -------------
Wholly-Owned:

Development Communities:
  AMLI at Deerfield (1)             Plano, TX                              18      240           $ 5,907
  AMLI at AutumnChase III           Carrollton, TX                         24      240            13,830
  AMLI at Park Creek                Gainesville, GA                        20      200            11,235
  AMLI at Killian Creek             Gwinnett County, GA                    22      216             6,580
  AMLI at Wynnewood (1)             Overland Park, KS                      20      232             2,625
  AMLI at Regents Crest II (1)      Overland Park, KS                       6      108             1,219
  AMLI at Creekside (1)             Overland Park, KS                      12      224             2,839
  AMLI at St. Charles (1)           St. Charles, IL                        25      400             6,095
  AMLI at Clearwater (1)            Indianapolis, IN                       11      216             3,279
  AMLI at Castle Creek (1)          Indianapolis, IN                       15      276             2,778
                                                                          ---    -----          --------
    Total Development Communities                                         173    2,352            56,387(5)
                                                                          ---    -----          --------
Land Held for Future Development:
  AMLI at Bent Tree II              Dallas, TX                             10      200             1,937
  AMLI at Mesa Ridge                Ft. Worth, TX                          27      520             3,630
  AMLI at Lake Houston (1)          Houston, TX                            15      300             2,024
  AMLI at Park Bridge (1)           City of Alpharetta, GA                 35      352             3,882
  AMLI at Fossil Lake (1)           Ft. Worth, TX                          19      324             2,785
  AMLI at Prairie Lakes I           Indianapolis, IN                       17      228               814
  AMLI at Prairie Lakes II-VI       Indianapolis, IN                     (4)      (4)              3,928
  AMLI at Lee Summit (1)            Overland Park, KS                      24      410             1,584
  AMLI at Monterey Oaks (1)         Austin, TX                             38      452             4,799
                                                                          ---    -----          --------
    Total Land Held for Future Development                                185    2,786            25,383
                                                                          ---    -----          --------
    Total Wholly-Owned                                                    358    5,138            81,770
                                                                          ---    -----          --------
Co-Investments (Company Ownership Percentage):
  AMLI at Fossil Creek (25%)        Ft. Worth, TX                          19      384            21,047
  AMLI at Northwinds (35%)          Atlanta, GA                            80      800            41,665
  AMLI at Wells Branch (25%) (2)    Austin, TX                             29      576            31,018
  AMLI at Oakhurst (25%) (2)        Aurora, IL                             29      464            33,029
  AMLI on the Parkway (25%) (3)     Dallas, TX                             10      240            15,136
                                                                          ---    -----          --------
    Total Co-Investments                                                  167    2,464           141,895(6)
                                                                          ---    -----          --------
    Total                                                                 525    7,602          $223,665
                                                                          ===    =====          ========




                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


    (1)  It is the Company's intention to develop these land parcels in partnership with one or more institutional investors.

    (2)  AMLI at Wells Branch and AMLI at Oakhurst were conveyed at cost to a 25%-owned co-investment venture in
June 1998.

    (3)  AMLI on the Parkway was conveyed at cost to a 25%-owned co-investment venture on July 2, 1998.

    (4)  The Company intends to develop approximately 1,100 apartment homes on 104 acres after 1999 in Phases II-
         VI of AMLI at Prairie Lakes.

    (5)  Total development costs for the Development Communities is estimated at approximately $178,765.

    (6)  The total development costs for the Co-investment Development properties is estimated at approximately
$172,200.





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

      At September 30, 1998, the Company was a party to various interest rate swap agreements which require the Company to pay to or receive from counterparties on a monthly basis the amounts, if any, by which the Company's interest costs on the fixed rate basis differs from the interest payments required on certain floating rate debt.

      The following table summarizes certain information pursuant to interest rate limitation and swap contracts at September 30, 1998.


                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




                              Type         Remaining   Cumulative     Approximate
Notional     Fixed             of          Contract       Cash          Value of
Amount       Rate(1)        Contract       Maturity       Paid        Liability(2)
--------    -------         --------       ---------   ----------    -------------

$10,000     6.216%            Swap         11/01/02         $ 44            529
 10,000     6.029%            Swap         11/01/02           28            460
 20,000     6.145%            Swap         02/15/03           57          1,053
 10,000     6.070%            Swap         02/18/03           24            497
                                                            ----          -----
                                                            $153          2,539
                                                            ====          =====



(1)    The fixed rate for the swaps includes the swap spread (the risk component added to the Treasury yield to determine a fixed rate) and excludes lender's spread.

(2)    "Value of Liability" represents the approximate amount which would have to be paid as of September 30, 1998 to terminate these contracts.  This amount is not recorded as a liability in the accompanying balance sheet as of
September 30, 1998.






                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

PER SHARE DATA

Earnings per share, basic and diluted, are calculated based on weighted average common shares outstanding for the three and nine months ended September 30, 1998 and 1997.


                                                     Three Months Ended                Nine Months Ended
                                                        September 30,                   September 30,
                                                  -------------------------       -------------------------
                                                    1998            1997            1998            1997
                                                 ----------     -----------      ----------      ----------
Net income. . . . . . . . . . . . . . . . .      $    7,173           6,148          19,080          16,174
Less income attributable to
  preferred shares. . . . . . . . . . . . .          (1,423)           (473)         (2,985)         (1,419)
                                                 ----------      ----------      ----------      ----------
Net income attributable to common shares. .      $    5,750           5,675          16,095          14,755
                                                 ==========      ==========      ==========      ==========
Weighted average common shares - Basic. . .      16,636,875      16,356,320      16,616,352      15,352,484
Dilutive Options and Other Plan shares. . .          43,414          82,717          70,481          86,532
Weighted average common shares - Dilutive .      16,680,289      16,439,037      16,686,833      15,439,016
                                                 ==========      ==========      ==========      ==========
Earnings per share - Basic. . . . . . . . .      $      .35             .35             .97             .96
Earnings per share - Diluted. . . . . . . .      $      .34             .35             .96             .96
                                                 ==========      ==========      ==========      ==========









                                         AMLI RESIDENTIAL PROPERTIES TRUST
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


3. INVESTMENTS IN PARTNERSHIPS AND SERVICE COMPANIES

   INVESTMENTS IN PARTNERSHIPS

   At September 30, 1998, the Operating Partnership is a general partner in various co-investment partnerships and in the GP Properties (AMLI at Prairie Court in Oak Park, Illinois and AMLI at Towne Creek in Gainesville, Georgia)
which are accounted for using the equity method.  The Operating Partnership and the Service Companies receive various fees for services provided to these co-investment partnerships, including development fees, construction fees, acquisition fees, property management fees, asset management fees, financing fees, administrative fees and disposition fees.  The Operating Partnership is entitled to shares of cash flow or liquidation proceeds in excess of its stated ownership percentages based on returns to its partners in excess of specified rates. Through
September 30, 1998, the Operating Partnership has received $152 of cash flow in excess of its ownership percentages ($55 for the three months ended September 30, 1998). Investments in partnerships at September 30, 1998 and the Company's 1998 share of income or loss from each are summarized as follows:

                                                        Equity                              Total      Company's
                    Company's                     -------------------                        Net        Share of
                    Percentage       Total                  Company's      Company's        Income    Net Income
Community           Ownership        Assets        Total      Share        Investment       (Loss)      (Loss)
---------           ----------      -------        -----    ---------      ----------       -----     ----------
AMLI at:
  Park Place           25%          $19,162       6,052        1,513           1,478          233          58
  Greenwood Forest     15%           16,782       4,721          708             690           74          11
  Champions Park       15%           12,373       3,166          475             475          146          22
  Champions Centre     15%            9,523       2,604          390             390           63           9
  Windbrooke           15%           16,621       4,726          709             709           49           7
  Willeo Creek         30%           14,677       4,483        1,345           1,345           32          10
  Pleasant Hill        40%           26,064      10,441        4,423           4,012          617         247
  Barrett Lakes        35%           26,864       9,628        3,370           3,482          432         139
  Chevy Chase          33%           43,246      13,178        4,339           4,339          623         210
  Willowbrook          40%           36,261      11,221        4,489           4,398          387         155
  River Park           40%           14,504       5,583        2,233           2,187          276         111
  Fox Valley           25%           24,057      23,452        5,863           6,061          328          82
  Fossil Creek         25%           20,957      20,175        5,044           5,141          318          80
  Danada Farms         10%           47,738      22,263        2,226           2,217          915          92
  Verandah             35%           25,290       7,619        4,938           2,744          167         113
  Northwinds           35%           41,670      21,173        7,423           7,323          178          62
  Regents Crest        25%           25,460       9,036        2,260           2,260          103          90





                                                        Equity                              Total      Company's
                    Company's                     -------------------                        Net        Share of
                    Percentage       Total                  Company's      Company's        Income    Net Income
Community           Ownership        Assets       Total       Share        Investment       (Loss)      (Loss)
---------           ----------      -------       ------    ---------      ----------       -----     ----------

  Oakhurst North       25%           33,002       22,322       5,581           7,757         (106)           (26)
  Wells Branch         25%           31,124       24,109       6,027           6,981          142             35
  AMLI on the
    Parkway            25%           15,140        5,568       1,392           1,101          (16)            (4)
                                   --------      -------      ------          ------        -----          -----
                                   $500,515      231,520      64,748          65,090        4,961          1,503
                                   ========      =======      ======          ======        =====
   GP Properties and other                                                                                     5
                                                                                                           -----
                                                                                                           1,508
                                                                                                           =====

     The Company's original investment in the co-investment partnerships totals $70,847 at September 30, 1998.



                      AMLI RESIDENTIAL PROPERTIES TRUST

     All but one debt financing has been obtained at fixed rate from various insurance companies on behalf of these co-investment partnerships. AMLI at Parkway's debt financing is a variable rate note payable to AMLI. AMLI at Parkway has received a ten year 6.75% fixed rate permanent loan commitment from an insurance company and anticipates funding this $10,800 loan prior to March 31, 1999. The following table summarizes co-investment debt at September 30, 1998:

                        Total      Outstanding   Interest
Community             Commitment   at 9/30/98      Rate         Maturity
---------             ----------   -----------   --------       --------
AMLI on the
 Parkway                 $10,800         8,600     L+1.5%    December 1998
AMLI at:
 Park Place               13,000        12,271      8.21%     October 1999
 Champions Centre          6,700         6,603      8.93%     January 2002
 Champions Park            9,500         9,872      7.26%     January 2002
 Windbrooke               11,500        11,442      9.24%    February 2002
 Greenwood Forest         11,625        11,590      8.95%         May 2002
 Chevy Chase              29,767        29,079      6.67%       April 2003
 Willeo Creek             10,000         9,786      6.77%         May 2003
 Willowbrook              24,500        24,052     7.785%         May 2003
 Regents Crest            16,500        16,074      7.50%    December 2003
 Verandah                 16,940        16,940      7.55%       April 2004
 Danada Farms             24,500        24,500      7.33%       March 2007
 Pleasant Hill            15,500        15,227      9.15%       March 2007
 River Park                9,100         8,025      7.75%        June 2008
 Barrett Lakes            16,680        16,680      8.50%    December 2009
 Northwinds               33,800        17,070      8.25%     October 2010

     In general, these loans provide for monthly payments of principal and interest based on a 25 or 27 year amortization schedule and a balloon payment at maturity. Loans against newly-completed properties provide for payments of interest only for an initial period, with principal amortization commencing generally within two years of completion of construction and initial lease-up.

Investments in Service Companies

Summarized combined financial information of the Service Companies at and for the nine months ended September 30, 1998 and 1997 follows:

                                           1998            1997
                                         -------         -------

         Income (1)                      $10,970           6,519
         General and adminis-
           trative expenses               (7,383)         (4,780)
                                         -------         -------
             EBITDA                        3,587           1,739

         Interest                         (2,001)           (729)
         Depreciation (2)                   (967)           (218)
         Income taxes                       (286)           (300)
                                         -------         -------
           Net income (loss)             $   333             492
                                         =======         =======
         Total assets                    $32,490          19,144
                                         =======         =======

         (1)   Net of construction and landscaping costs.

         (2)   In 1998, includes $501 in amortization of goodwill.

                      AMLI RESIDENTIAL PROPERTIES TRUST

    Substantially all interest expense of the Service Companies results from notes payable to the Company at interest rates ranging from 9.5% to 13.0%. The Company's share of income (loss) from the Service Companies for the nine months ended September 30, 1998 and 1997 was $122 and $260, respectively, after elimination of intercompany profit on construction activities. The Company's interest income from the Service Companies is combined with the Company's share of income (loss) from the Service Companies in the accompanying consolidated statements of operations.

4.  RELATED PARTY TRANSACTIONS

    During the nine months ended September 30, 1998 and 1997, the Company accrued or paid to its affiliates fees and other costs and expenses as follows:

                                                 1998              1997
                                                ------            -----
        Management fees                         $1,987            1,547
        General contractor fees                    943            1,204
        Interest expense                           496               23
        Landscaping and grounds maintenance        513              472
                                                ======            =====

   In addition, at September 30, 1998 and December 31, 1997, the Company owed Amrescon $3,114 and $8,403, respectively, for construction costs of communities under development.

   During the nine months ended September 30, 1998 and 1997, the Company earned or received from its affiliates other income as follows:

                                                 1998             1997
                                                ------           ------

        Development fees                        $2,019            1,175
        Acquisition fees                          --                 49
        Asset management fees                      452              455
        Debt placement fee                        --                 88
        Accounting and administrative fees         108               10
        Interest on advances to other
          affiliates                               262              339
        Interest on notes and advances
          to Service Companies                   2,001              390
                                                ======            =====

   In addition, total revenues of $1,552 and $687, respectively, were generated from leases to AMLI Corporate Homes ("ACH"), a division of one of the Service Companies. At September 30, 1998 and December 31, 1997, $50 and $624 were due from ACH, respectively.


                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


5. DEBT

   The table below sets forth certain information relating to the indebtedness of the Company.

                                                                  Balance                                Balance
                                                   Original         at           Interest    Maturity       at
Encumbered Communities                              Amount        9/30/98          Rate        Date      12/31/97
----------------------                             --------       --------       --------    --------    --------

BOND FINANCING:
                                                                               Tax-Exempt
Unsecured (1)                                      $ 40,750         40,750     Rate+1.48%     10/1/24      40,750
                                                                               Tax-Exempt
AMLI at Poplar Creek                                  9,500          9,500     Rate+1.15%      2/1/24       9,500
                                                   --------        -------                                -------
    Total Bonds                                      50,250         50,250                                 50,250
                                                   --------        -------                                -------

MORTGAGE NOTES PAYABLE TO FINANCIAL INSTITUTIONS:
AMLI at Reflections (2)                               4,800          --             7.05%     6/30/98       4,436
AMLI on Rosemeade (2)                                 7,050          6,441          7.02%     10/5/98       6,548
AMLI at Sherwood                                      7,320          6,671          7.75%      7/1/03       6,813
AMLI at Riverbend                                    31,000         29,976          7.30%      7/1/03      30,349
AMLI in Great Hills                                  11,000         10,639          7.34%      7/1/03      10,770
AMLI at Valley Ranch                                 11,500         10,527         7.625%     7/10/03      10,693
AMLI at Conner Farms                                 13,275         12,797          7.00%     6/15/03      12,965
AMLI at Nantucket                                     7,735          7,709          7.70%      6/1/04       7,735
AMLI on Timberglen                                    6,770          6,747          7.70%      6/1/04       6,770
AMLI at Regents Center                               20,100         19,693            (3)      9/1/05      19,819
AMLI at Bishop's Gate                                15,380         15,137            (4)      8/1/05      15,329
AMLI on the Green (5)
AMLI of North Dallas (5)                             43,234         41,935         7.789%      5/1/06      42,383
AMLI at Clairmont                                    12,880         12,880          6.95%     2/15/08      --
                                                   --------        -------                               --------
  Total Mortgage Notes Payable                      192,044        181,152(6)                             174,610
                                                   --------        -------                               --------





                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                   Balance                               Balance
                                                   Original         at           Interest    Maturity       at
Encumbered Properties                               Amount         9/30/98         Rate        Date      12/31/97
---------------------                              --------       --------       --------    --------    --------

OTHER NOTES PAYABLE:

AMLI at Park Creek                                   10,322          9,038         7.875%     12/1/38       2,640
Unsecured line of credit (7)(8)                     200,000         90,000         L+.90%     6/27/01     100,000
Note payable to Service Company                       5,000          5,000         10.00%      1/1/03       5,000
Unsecured note payable to Service Company               750            750          4.00%      Demand         750
                                                   --------        -------     ---------      -------     -------
  Total Other Notes Payable                         216,072        104,788                                108,390
                                                   --------        -------                                -------
  Total                                            $458,366        336,190                                333,250
                                                   ========        =======                                =======


(1)   The terms of these tax-exempt bonds require that a portion of the apartment units be leased to individuals who qualify based on income levels specified by the U.S. Government.  The bonds bear interest at a variable rate that is adjusted weekly based upon the remarketing rate for these bonds (3.20% for Spring Creek and 3.13% for
Poplar Creek at October 29, 1998).  The credit enhancement for the Spring Creek bonds was provided by a $41,297 letter of credit from Wachovia Bank which expires on October 15, 2002 and the credit enhancement for the Poplar
Creek bonds was provided by a $9,617 letter of credit from LaSalle National Bank that expires December 18, 2002.

(2)   These loans were repaid on their maturity dates.

(3)   $13,800 at 8.73% and $6,300 at 9.23%.

(4)   This original $14,000 mortgage bears interest at 9.1%.  For financial reporting purposes, it was valued at
$15,380 to reflect a 7.25% market rate of interest when assumed in connection with the acquisition of AMLI at
Bishop's Gate on October 17, 1997.

(5)   These two properties secure the FNMA loan that was sold at a discount of $673.  At September 30, 1998, the unamortized discount amount is $511.






                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(6)   All but $21,193 of the total is non-recourse to the partners of the Operating Partnership.

(7)   The Company has used interest rate swaps on $50,000 of the outstanding amount to fix its base interest rate
(before current lender's spread) at an average of 6.12%.

(8)   The Company's $200,000 unsecured line of credit has been provided by a group of six banks led by Wachovia
Bank, N.A. and the First National Bank of Chicago.  The credit agreement provides for annual one-year extensions and reductions in the interest rate based on the future credit rating the Company is able to obtain.  In June
1998, the Company extended the maturity of the line of credit by one year to June 2001.  In July 1998, Moody's rated the borrowing under this facility Baa3; this reduced the interest rate from LIBOR plus 130 basis points to
LIBOR plus 90 basis points.  Concurrently, the annual 15 basis points non-use fee was replaced by an annual 20 basis points facility fee based on the entire commitment.  The commitment under the line of credit was increased to $200,000 in July, 1998, and a sixth bank was added to the bank lending group.  This unsecured line of credit requires that the Company meet various covenants typical of such an arrangement, including minimum net worth, minimum debt service coverage and maximum debt to equity percentage.  The unsecured line of credit is used for acquisition and development activities and working capital needs.





























                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     As of September 30, 1998, the scheduled maturities of the Company's debt are as follows:

                                                        FIXED RATE
                                                         MORTGAGE                    NOTES
                                                       NOTES PAYABLE    UNSECURED   PAYABLE TO
                                              BOND     TO FINANCIAL       LINES      SERVICE
                                           FINANCINGS  INSTITUTIONS     OF CREDIT   COMPANIES       TOTAL
                                           ----------  -------------    ---------  -----------   ----------

1998. . . . . . . . . . . . . . . . . .      $  --            7,104         --            750        7,854
1999. . . . . . . . . . . . . . . . . .         --            2,780         --           --          2,780
2000. . . . . . . . . . . . . . . . . .         --            3,138         --           --          3,138
2001. . . . . . . . . . . . . . . . . .         --            3,394       90,000         --         93,394
2002. . . . . . . . . . . . . . . . . .       50,250          3,655         --           --         53,905
Thereafter. . . . . . . . . . . . . . .         --          170,119         --          5,000      175,119
                                             -------        -------       ------      -------      -------
                                             $50,250        190,190       90,000        5,750      336,190
                                             =======        =======       ======      =======      =======


                      AMLI RESIDENTIAL PROPERTIES TRUST

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED



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

7. SUBSEQUENT EVENTS

   On October 26, 1998, the Company closed on the acquisition of two TCR-Midwest communities, AMLI at Eagle Creek in Indiana and AMLI at
Lexington Farms in Kansas. The two communities have a total of 644 apartment homes, and the acquisition price of $48,150 was paid in cash of $41,108 and OP Units valued at $7,042. In addition, the acquisition of the last TCR-Midwest community, AMLI at Centennial, a 170-unit apartment community, closed on November 2, 1998. The acquisition price of $16,250 was paid in cash of $15,337 and the balance in OP Units.

   On November 2, 1998, the Company's Board of Trustees adopted a shareholder rights plan. In connection with the adoption of the rights plan, the Board declared a dividend distribution of one right for each common share outstanding on November 13, 1998, and created a series of preferred shares, consisting of 150,000 shares, designated the Series C Junior Participating Preferred Shares (the "Series C Preferred Shares"). The rights will not become exercisable unless someone acquires 15% or more of the Company's common shares or commences a tender offer for 15% or more of the common shares. Once exercisable, each right would entitle the holder, other than holders who caused the rights to become exercisable, to purchase one one-thousandth of a Series C Preferred Share. Each Series C Preferred Share, when and if issued, would entitle the holder to receive quarterly dividends on a cumulative basis, to exercise 1,000 votes per share on all matters submitted to shareholders and to receive a preference in the event of a liquidation. Under certain circumstances, each right would also entitle the holder, other than holders who caused the rights to become exercisable, to purchase common shares of the Company or of an acquiring person at a 50% discount to the market price.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS,
      EXCEPT SHARE DATA)

The following discussion is based primarily on the consolidated financial statements of Amli Residential Properties Trust (the "Company") as of September 30, 1998 and December 31, 1997 and for the nine months ended September 30, 1998 and 1997.

This information should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

On January 30, 1996, the Company issued 1,200,000 convertible preferred shares for $20 per share, or $24,000, directly to four institutional investors and Amli Realty Co. ("ARC") in a registered offering. In November 1996, the Company completed a public offering of 2,976,900 common shares. In July 1997, the Company closed on an offering of 1,694,700 common shares. In February 1998, the Company placed 3,125,000 convertible preferred shares for $24 per share with Security Capital Preferred Growth Incorporated. The net proceeds of the issuance of the preferred shares and the public offerings were used to reduce the Company's debt and fund development costs.

As of September 30, 1998, the Company owned an 86% general partnership interest in the Operating Partnership, which holds the operating assets of the Company. The limited partners hold Operating Partnership units ("OP Units") that are convertible into common shares of the Company on a one-for-one basis, subject to certain limitations. At September 30, 1998, the Company owned 20,870,459 OP Units and the limited partners owned 3,259,669 OP Units. The Company has qualified, and anticipates continuing to qualify, as a real estate investment trust ("REIT") for Federal income tax purposes.

RESULTS OF OPERATIONS

During the period from January 1, 1997 through September 30, 1998, growth in property revenues and property operating expenses resulted from increases at communities owned as of January 1, 1997, from communities acquired and from the newly-constructed communities since January 1, 1997.

During the same period, the Company has invested in three co-investment partnerships, which acquired the 600-unit AMLI at Danada in Wheaton, Illinois, the 538-unit AMLI at Verandah in Arlington, Texas, and the 368-unit AMLI at Regents Crest in Overland Park, Kansas.

The Company in joint venture with institutional investors, has developed or has under development five residential communities. Since January 1997, the Company began rental operations of the 222-unit AMLI at River Park in Atlanta, Georgia, the 446-unit AMLI at Barrett Lakes in Cobb County, Georgia, the 272-unit AMLI at Fox Valley in Aurora, Illinois, the 384-unit AMLI at Fossil Creek in Fort Worth, Texas and the 800-unit AMLI at Northwinds in Fulton County, Georgia.

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

For the nine months ended September 30, 1998, net income attributable to common shares was $16,095 or $.97 per share ($.96 per share-diluted) on total revenues of $86,126. For the nine months ended September 30, 1997, net income was $14,755 or $.96 per share (basic and diluted) on total revenues of $65,145.

On a "same community" basis, weighted average occupancy of the apartment homes owned wholly by the Company increased slightly to 94.3% for the nine months ended September 30, 1998 from 93.7% in the prior year. Weighted average collected rental rates increased by 2.1% to $680 from $666 per unit per month for the nine months ended September 30, 1998 and 1997, respectively. Including Co-Investment Communities, weighted average occupancy of the Company's apartment homes increased to 94.5% for the nine months ended September 30, 1998 from 93.8% in the prior year, and weighted average collected rental rates increased by 2.4% to $716 from $699 per unit per month for the nine months ended September 30, 1998 and 1997, respectively.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 TO NINE MONTHS ENDED SEPTEMBER 30, 1997.

Income before minority interest increased to $22,251 for the nine months ended September 30, 1998 from $19,343 for the nine months ended
September 30, 1997. This increase was primarily attributable to a $20,981 increase in total revenues, reduced by a $6,988 increase in property operating expenses, a $6,842 increase in interest expense and a $3,664 increase in depreciation. Net income for the nine months ended
September 30, 1998 and 1997 was $19,080 and $16,174, respectively.

Total property revenues increased by $18,212, or 29.8%. This increase in property revenues was primarily from the 1,856 apartment homes acquired during the fourth quarter of 1997 and January 1988. In addition, leasing commenced on 1,096 apartment homes developed by the Company during the period from January 1997 through September 30, 1998. Furthermore, moderate increases in rental rates were achieved while managing and maintaining just below 95% average occupancy at the communities. Other property revenues include increases in revenues from garages and carport ($233), telephone and cable systems ($82) and other fees ($1,465) charged to residents. On the same community basis total property revenues increased by $1,761, or 3.1%.

Interest and share of income from Service Companies increased 84.3% to $1,823 from $989 as a result of additional advances to the Service Companies to fund the acquisition cost of non-residential land and the cost of computer hardware and software.

Income from partnerships increased to $1,508 from $557, or 170.7%. This increase was a result of the acquisition of 1,506 apartment homes in 1997 through three new co-investment partnerships. In addition, five new co-investment partnerships have invested in five development communities, which has a total of 2,124 apartment homes that began rental operations in 1997 and of which, 940 units were stabilized in 1998.

Other income increased to $2,582 from $2,043, or 26.4% as a result of fees charged to newly formed co-investment partnerships that own properties under development. This increase includes a $845 increase in development fees, reduced by a $303 decrease in financing, acquisition and other fees.

Other interest income increased by $445. This increase was from additional employee notes for purchase of the Company's shares, from increased short-term advances to co-investment partnerships, and from a gap loan to one co-investment partnership that is anticipated to be repaid by year end.

Property operating expenses increased by $6,988, or 27.4%. This increase is principally due to the increase in the number of apartment homes through acquisition or development. On the same community basis, property operating expenses increased by $649 or 2.7%.

Interest expense, net of the amounts capitalized, increased to $14,993 from $8,151 or 83.9%, primarily due to increased indebtedness incurred in conjunction with property acquisition, development and investments in joint ventures.

General and administrative expenses increased to $2,803 for the nine months ended September 30, 1998 from $2,153 for the nine months ended
September 30, 1997. The increase is primarily attributable to increased compensation and compensation-related costs attributable to both additional employees and increased rates of compensation.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had $8,754 in cash and cash equivalents and $110,000 in availability under its $200,000 unsecured line of credit.

On February 20, 1998, the Company privately placed $75,000 of Series B cumulative convertible preferred shares with an institutional investor at $24 per share. Funding of $25,000 each occurred on March 9, June 30 and September 30, 1998. Proceeds from this private placement, net of an estimated 1.05% in offering costs, were approximately $74,200.

At September 30, 1998, eighteen of the Company's wholly-owned stabilized Communities were unencumbered. The Company expects to repay one fixed rate loan aggregating $6,441 at its scheduled 1998 maturity from additional borrowings under its unsecured line of credit, whereupon one more Community will be unencumbered. There are no other fixed rate loans on wholly-owned Communities with maturity dates prior to July 2003.

Net cash flows provided by operating activities for the nine months ended September 30, 1998 increased to $33,169 from $28,028 for the nine months ended September 30, 1997. The increase is primarily due to an increase in property net operating income (before depreciation) and an increase in other revenue, reduced by increases in interest expense and general and administrative expense.

Cash flows used in investing activities for the nine months ended
September 30, 1998 slightly increased to $79,309 from $79,063 for the nine months ended September 30, 1997. The investing activities consisted primarily of expenditures for acquisition and development costs, contributions to co-investment partnerships and working capital advances to the Service Companies. For the nine months ended September 30, 1998, the Company has acquired 288 apartment homes compared to 506 apartment homes acquired during the same period last year. There were 2,352 apartment homes under development and 2,786 apartment homes that were anticipated to be developed on land parcels owned by the Company at September 30, 1998. During the same period in 1997, there were 2,032 apartment homes under development and 1,292 apartment homes that either commenced development in the fourth quarter of 1997 or in 1998. Contributions to co-investment partnerships decreased as costs of acquiring land and costs prior to construction, before the partnerships were formed in 1998, were advanced by the Company in 1997.

Net cash flows provided by financing activities for the nine months ended September 30, 1998 were $49,218, which reflect net proceeds from the preferred shares issued and net proceeds of additional borrowings. In 1997, cash flows include net proceeds of borrowings and dividend payments.

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

Funds from operations for the nine months ended September 30, 1998 and 1997 are summarized as follows:
                                               SEPTEMBER 30,
                                        ------------------------
                                           1998            1997
                                         -------         -------
    Income before minority
     interest                            $22,251          19,343
    Depreciation                          13,245           9,581
    Other, net (1)                         2,940           1,834
                                         -------          ------
    Funds from operations                $38,436          30,758
                                         =======          ======
    Weighted average shares
     and units (including
     dilutive shares and units)           22,206          19,525
                                         =======          ======

     (1) Share of co-investment partnerships' depreciation and, in 1998, share of Service Company amortization of goodwill (net of related income taxes).

In the typical situation, start-up losses will be recorded between the time the first apartment homes are delivered from construction until occupancy levels are adequate to recover all costs and expenses (including interest but excluding depreciation). The amounts shown above for the nine months ended September 30, 1998 and 1997 are shown net of $996 and $822, respectively, of start-up losses which, for the nine months ended
September 30, 1998 are attributable to the initial lease-up of Phase III of AMLI at Autumn Chase, AMLI at Wells Branch, AMLI at Park Creek, AMLI at Fox Valley, AMLI at Fossil Creek, AMLI at Northwinds, AMLI at Oakhurst North and AMLI on the Parkway. Additional amounts will be recorded in future quarters of 1998 as initial lease-up is completed or continued at these and other communities currently under development.

The Company expects to pay quarterly dividends from cash available for distribution. Until distributed, funds available for distribution will be invested in short-term investment-grade securities or used to temporarily reduce outstanding balances on the Company's revolving lines of credit.

The Company intends to finance the majority of its future development activities by co-investing these developments with institutional partners. The Company expects to meet its short-term liquidity requirements by using its working capital and any portion of net cash flow from operations not distributed currently. The Company is of the opinion that its future net cash flows will be adequate to meet operating requirements in both the short and the long term and provide for payment of dividends by the Company in accordance with REIT requirements. In order to qualify as a REIT, the Company is required to make distributions to its shareholders equal to 95% of its REIT taxable income. The Company's 1998 estimated dividend payment level equals an annual rate of $1.76 per share. The Company estimates that no more than 18% of the total dividends to be paid in 1998 will be treated as a return of capital.

The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, repayment of loans for construction, development, and acquisition activities through the issuance of long-term secured and unsecured debt and additional equity securities of the Company (or OP Units). On July 20, 1995, the Company's shelf registration became effective. The registration statement provided for up to an aggregate of $200,000 of preferred shares, common shares and security warrants which the Company may issue from time to time. Through September 30, 1998, the Company has issued preferred and common shares for an aggregate issuance price of $128,467, leaving a balance of $71,533 in shares that the Company may issue in the future under the shelf registration statement.

COMPANY INDEBTEDNESS

     The Company's debt as of September 30, 1998 includes $195,940 (58% of the total) which is secured by first mortgages on 14 of the Wholly-Owned Communities and is summarized as follows:

                             SUMMARY DEBT TABLE
                             ------------------
Type of                Weighted Average           Outstanding   Percent
Indebtedness             Interest Rate              Balance     of Total
------------           ----------------           -----------   --------

Fixed Rate
Mortgages                    7.61%                  $190,190        56%

Tax-Exempt          Tax-Exempt Rate + 1.48%           50,250        15%
Bonds (1)           Tax-Exempt Rate + 1.15%

Lines of
Credit (2)              LIBOR + 0.90%                 90,000        27%

Notes payable
to Service
Companies                    9.22%                     5,750         2%
                                                    --------       ----
     Total                                          $336,190       100%
                                                    ========       ====
--------------------
(1) The tax-exempt bonds bear interest at a variable tax-exempt rate that is adjusted weekly based on the re-marketing of these bonds (3.20% for AMLI at Spring Creek and 3.13% for AMLI at Poplar Creek at October 29, 1998). The Spring Creek bonds mature on October 1, 2024 and the related credit enhancement expires on October 15, 2002. The Poplar Creek bonds mature on February 1, 2024 and the related credit enhancement expires on December 18, 2002.

(2) "Weighted average interest rate" reflects July 1998 change from LIBOR plus 1.30%. The July amendment to the Company's principal credit agreement also provides for an annual facility fee of 0.20% of the total commitment. The terms of the lines of credit extend to June 2001.


DEVELOPMENT ACTIVITIES

At September 30, 1998, there are fifteen communities or additional phases to existing communities (including co-investment properties) that are under development. When completed, a total of 4,816 apartment homes will be added to the Company's portfolio of rental apartments. The estimated development costs of the nine wholly-owned communities under development total approximately $178,765 of which $56,387 has been incurred at September 30, 1998. The Company's share of the development costs for the five co-investment partnerships is approximately $48,530 of which, at September 30, 1998, $8,694 remains to be funded.

In addition, the Company owns land for the development of an additional 2,786 apartment homes in Ft. Worth, Austin and Houston Texas, Alpharetta, Georgia, Indianapolis, Indiana and Overland Park, Kansas. The total costs incurred to date of $25,383 are primarily land acquisition costs and professional fees.

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

An increase in general price levels may immediately precede, or accompany, an increase in interest rates. The Company's exposure (including the Company's proportionate share of its co-investment partnerships' exposure) to rising interest rates is mitigated by the existing debt level of approximately 44% of the Company's total market capitalization at September 30, 1998, the high percentage (58%) of intermediate term fixed rate debt, and the use of interest rate swaps to effectively fix the interest rate on $20 million of floating rate debt through November 2002 and $30 million through February 2003. As a result, for the foreseeable future, increases in interest expense resulting from increasing inflation are anticipated to be less than future increases in income before interest and general and administrative expenses.

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

Some external consultants are being engaged by the Service Companies to assist these testing efforts and remedial action, if any is required. Total costs for using outside consultants in this effort is estimated at less than $100,000, none of which has yet been incurred.

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

Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" becomes effective for all fiscal quarters for fiscal years beginning after June 15, 1999 and is not currently expected to have a material impact on the Company's financial statements.


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


                                                     OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Company's Wholly-Owned
Communities and Co-Investment Communities:

                                                                 1998                        1997
LOCATION/COMMUNITY             COMPANY'S    NUMBER    --------------------------  --------------------------
------------------            PERCENTAGE      OF        AT     AT     AT     AT     AT     AT     AT     AT
WHOLLY-OWNED COMMUNITIES       OWNERSHIP     UNITS    12/31   9/30   6/30   3/31  12/31   9/30   6/30   3/31
------------------------      ----------    -------   -----  -----  ----- ------  -----  ----- ------ ------

DALLAS/FT. WORTH, TEXAS
   AMLI at AutumnChase. . . . .               450              93%    90%    97%    96%    97%    95%    97%
   AMLI at Bent Tree. . . . . .               300              91%    93%    93%    93%    N/A    N/A    N/A
   AMLI at Bishop's Gate. . . .               266              92%    97%   100%    90%    N/A    N/A    N/A
   AMLI at Chase Oaks . . . . .               250              93%    93%    98%    94%    96%    97%    96%
   AMLI at Gleneagles . . . . .               590              93%    98%    97%    97%    99%    98%    96%
   AMLI on the Green. . . . . .               424              93%    92%    96%    93%    95%    93%    91%
   AMLI at Nantucket. . . . . .               312              93%    97%    98%    98%    98%    98%    99%
   AMLI of North Dallas . . . .             1,032              93%    93%    96%    95%    96%    97%    94%
   AMLI at Reflections. . . . .               212              95%    96%    98%    98%    98%    98%    96%
   AMLI on Rosemeade. . . . . .               236              94%    95%    96%    92%    95%    97%    97%
   AMLI on Timberglen . . . . .               260              95%    94%    95%    98%    95%    97%    97%
   AMLI at Valley Ranch . . . .               460              92%    97%    98%    99%    97%    97%    95%
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----
                                            4,792              93%    94%    97%    96%    97%    96%    95%
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----
AUSTIN, TEXAS
   AMLI at the Arboretum. . . .               231              97%    96%    97%    96%   100%    97%    97%
   AMLI in Great Hills. . . . .               344              99%    97%    98%    97%    98%    97%    95%
   AMLI at Lantana Ridge. . . .               354              92%    92%    94%    81%    83%    N/A    N/A
   AMLI at Martha's Vineyard. .               360              96%    97%    96%    97%    98%    99%    97%
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----
                                            1,289              95%    96%    96%    92%    94%    98%    96%
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----
ATLANTA, GEORGIA
   AMLI at Sope Creek . . . . .               695              97%    95%    94%    93%    94%    93%    96%
   AMLI at Spring Creek . . . .             1,180              94%    93%    94%    94%    95%    95%    97%
   AMLI at Vinings. . . . . . .               360              94%    96%    95%    96%    96%    95%    93%
   AMLI at West Paces . . . . .               337              97%    99%    98%    94%    92%    93%    98%
   AMLI at Clairmont. . . . . .               288              95%    96%    96%    N/A    N/A    N/A    N/A
   AMLI at Peachtree City . . .               312              96%    99%    N/A    N/A    N/A    N/A    N/A
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----
                                            3,172              95%    95%    95%    94%    94%    94%    96%
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----





                                                                 1998                        1997
                               COMPANY'S    NUMBER    --------------------------  --------------------------
                              PERCENTAGE      OF        AT     AT     AT     AT     AT     AT     AT     AT
LOCATION/COMMUNITY             OWNERSHIP     UNITS    12/31   9/30   6/30   3/31  12/31   9/30   6/30   3/31
------------------            ----------    -------   -----  -----  ----- ------  -----  ----- ------ ------

EASTERN KANSAS
   AMLI at Alvamar. . . . . . .               152              94%    94%    95%    93%    90%    93%    98%
   AMLI at Crown Colony . . . .               220              91%    89%    96%    95%    98%    93%    97%
   AMLI at Regents Center . . .               424              93%    95%    90%    87%    93%    99%    91%
   AMLI at Town Center. . . . .               156              96%    94%    93%    92%    N/A    N/A    N/A
   AMLI at Sherwood . . . . . .               300              89%    93%    92%    97%    98%    95%    98%
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----
                                            1,252              92%    93%    93%    92%    95%    96%    96%
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----

INDIANAPOLIS, INDIANA
   AMLI at Conner Farms . . . .               300              93%    86%    90%    93%    N/A    N/A    N/A
   AMLI at Riverbend. . . . . .               996              92%    93%    96%    88%    89%    94%    92%
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----
                                            1,296              92%    92%    95%    89%    89%    94%    92%
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----

CHICAGO, ILLINOIS
   AMLI at Park Sheridan. . . .               253              98%    97%   100%    98%    99%    92%    93%
   AMLI at Poplar Creek . . . .               196              94%    95%    98%    91%    N/A    N/A    N/A
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----
                                              449              96%    96%    99%    95%    99%    92%    93%
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----
                                           12,250            93.8%  94.3%  95.6%  93.6%  95.0%  95.4%  95.1%
                                           ======     =====  =====  =====  =====  =====  =====  =====  =====

CO-INVESTMENT COMMUNITIES:
--------------------------

ATLANTA, GA
   AMLI at:                                                                              lease  lease  lease
    Barrett Lakes . . . . . . .    35%        446              93%    93%    96%    95%    up     up     up
    Pleasant Hill . . . . . . .    40%        502              94%    95%    93%    89%    91%    96%    97%
                                                                                                lease  lease
    River Park. . . . . . . . .    40%        222              96%    95%    98%    95%    97%    up     up
    Towne Creek . . . . . . . .     1%        150              89%    92%    95%    88%    97%    90%    93%
    Willeo Creek. . . . . . . .    30%        242              96%    94%    98%    91%    91%    95%    98%
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----
                                            1,562              94%    94%    96%    92%    93%    95%    96%
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----






                                                                 1998                        1997
                               COMPANY'S    NUMBER    --------------------------  --------------------------
                              PERCENTAGE      OF        AT     AT     AT     AT     AT     AT     AT     AT
LOCATION/COMMUNITY             OWNERSHIP     UNITS    12/31   9/30   6/30   3/31  12/31   9/30   6/30   3/31
------------------            ----------    -------   -----  -----  ----- ------  -----  ----- ------ ------

CHICAGO, IL
   AMLI at:
    Chevy Chase . . . . . . . .    33%        592              97%    98%    97%    94%    96%    99%    97%
    Prairie Court . . . . . . .     1%        125              96%    93%    96%    98%    98%   100%    97%
    Willowbrook . . . . . . . .    40%        488              95%    98%    98%    94%    98%    94%    96%
    Windbrooke. . . . . . . . .    15%        236              99%    95%   100%    98%    99%   100%    96%
    Danada Farms. . . . . . . .    10%        600              94%    96%    98%    93%    94%    93%    92%
    Fox Valley. . . . . . . . .    25%        272              89%    87%    N/A    N/A    N/A    N/A    N/A
                                          -------     -----  -----  -----  -----  -----  -----  -----  -----
                                            2,313              95%    95%    98%    94%    96%    96%    95%
                                          -------     -----  -----  -----  -----  -----  -----  -----  -----

EASTERN KANSAS
   AMLI at Regents Crest. . . .    25%        368              96%    94%    92%    93%    N/A    N/A    N/A
                                          -------     -----  -----  -----  -----  -----  -----  -----  -----

DALLAS, TX
   AMLI at Verandah . . . . . .    35%        538              93%    96%    97%    94%    95%    96%    94%
                                          -------     -----  -----  -----  -----  -----  -----  -----  -----

AUSTIN, TX
   AMLI at Park Place . . . . .    25%        588              95%    95%    95%    98%    97%    94%    96%
                                          -------     -----  -----  -----  -----  -----  -----  -----  -----

HOUSTON, TX
   AMLI at:
    Champions Centre. . . . . .    15%        192              95%    97%    98%    97%    94%    98%    95%
    Champions Park. . . . . . .    15%        246              98%    95%    95%    98%    99%    99%    97%
    Greenwood Forest. . . . . .    15%        316              98%    96%    97%    95%    96%    96%    96%
                                          -------     -----  -----  -----  -----  -----  -----  -----  -----
                                              754              97%    96%    97%    96%    96%    98%    96%
                                          -------     -----  -----  -----  -----  -----  -----  -----  -----

Total Co-Investment
  Communities . . . . . . . . .             6,123            94.8%  94.8%  96.4%  94.2%  95.5%  95.8%  95.5%
                                          -------     -----  -----  -----  -----  -----  -----  -----  -----

TOTAL . . . . . . . . . . . . .            18,373            94.1%  94.4%  95.9%  93.8%  95.2%  95.7%  95.3%
                                          =======     =====  =====  =====  =====  =====  =====  =====  =====


PART II.  OTHER INFORMATION

ITEM 5.  OTHER EVENTS

On November 2, 1998, the Board of Trustees of the Company declared a dividend distribution of one preferred share purchase right (a "Right") for each common share of beneficial interest, par value $0.01 per share (the "Common Shares"), of the Company outstanding at the close of business on November 13, 1998 (the "Record Date"). The dividend will be paid on the Record Date to holders of Common Shares on such date. The holders of any additional Common Shares issued after the Record Date and before the redemption or expiration of the Rights (or the Distribution Date, as defined below) will also be entitled to one Right for each such additional Common Share. Each Right entitles the registered holder under certain circumstances to purchase from the Company one one-thousandth of a Series C Junior Participating Preferred Share, par value $0.01 per share (the "Participating Preferred Shares"), of the Company at a price of $70.00 per one one-thousandth of a Participating Preferred Share (the "Purchase Price"), subject to adjustment. The description and terms of the Rights are set forth in the Rights Agreement dated as of November 2, 1998 between the Company and Harris Trust and Savings Bank, as rights agent (the "Rights Agreement").

Initially, the Rights will be attached to and evidenced by certificates evidencing Common Shares, and no separate certificates for the Rights will be distributed. The Rights will become exercisable and will be evidenced by separate certificates only after the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of 15% or more of the outstanding Common Shares (thereby becoming an "Acquiring Person"), (ii) 15 business days (or such later date as may be determined by the Board of Trustees prior to such time as any person or group of affiliated or associated persons becomes an Acquiring Person) following the commencement of, or the announcement of an intention to commence, a tender or exchange offer the consummation of which would result in the beneficial ownership by a person or group of persons of 15% or more of the outstanding Common Shares, or (iii) 10 business days (or such later date as may be determined by action of the Board of Trustees prior to such time as any person or group of affiliated or associated persons becomes an Acquiring Person) after the filing of any application, request or other document with a governmental agency seeking approval of, attempting to rebut any presumption of control upon, or indicating an intention to enter into, any transaction or series of transactions that would result in any person becoming the beneficial owner of 15% or more of the outstanding Common Shares (the first of such dates to occur being referred to herein as the "Distribution Date"). Common Share certificates issued upon transfer or issuance of Common Shares after the Record Date and prior to the Distribution Date (or earlier redemption or expiration of the Rights) will contain a notation incorporating the Rights Agreement by reference. Notwithstanding the foregoing, certain existing investors specified in the Rights Agreement (the "Grandfathered Persons") will not be deemed to be Acquiring Persons except under certain circumstances. In addition, if the Board of Trustees in good faith determines that a person who would otherwise be an Acquiring Person has become such inadvertently, and such person divests as soon as practicable a sufficient number of Common Shares so that such person would no longer be an Acquiring Person, then such person shall not be deemed to be an Acquiring Person for purposes of the Rights Agreement.

The Rights will expire on November 2, 2008 (the "Final Expiration Date"), unless the Final Expiration Date is extended or unless the Rights are earlier redeemed or exchanged by the Company, in each case as described below.

The Purchase Price payable, and the number of Participating Preferred Shares or other securities or property issuable, upon exercise of the Rights are subject to adjustment under certain circumstances from time to time to prevent dilution. With certain exceptions, no adjustment in the Purchase Price will be required until cumulative adjustments require an adjustment of at least 1% in such Purchase Price.

Participating Preferred Shares purchasable upon exercise of the Rights will not be redeemable. Each Participating Preferred Share will be entitled to a minimum preferential quarterly distribution payment, when, as and if authorized by the Board of Trustees out of funds legally available for such purpose, of $1.00 per share but will be entitled to an aggregate distribution of 1,000 times any distribution declared per Common Share. In the event of liquidation, the holders of the Participating Preferred Shares will be entitled to a minimum preferential liquidation payment of $1.00 per share but will be entitled to an aggregate payment of 1,000 times the payment made per Common Share. Each Participating Preferred Share will have 1,000 votes, voting together with the Common Shares. In the event of any merger, consolidation or other transaction in which Common Shares are exchanged, each Participating Preferred Share will be entitled to receive 1,000 times the amount received per Common Share. In the event of issuance of Participating Preferred Shares upon exercise of the Rights, in order to facilitate trading, a depositary receipt may be issued for each one one-thousandth of a Participating Preferred Share. The Rights will be protected by customary antidilution provisions.

In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, proper provision will be made so that each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter be void), will thereafter have the right to receive, upon exercise thereof, a number of Common Shares having a market value (determined in accordance with the Rights Agreement) equal to two times the Purchase Price. In lieu of the issuance of Common Shares upon exercise of Rights, the Board of Trustees may under certain circumstances, and if there is an insufficient number of Common Shares authorized but unissued to permit the exercise in full of the Rights, the Board is required to, take such action as may be necessary to cause the Company to issue or pay upon the exercise of Rights, cash (including by way of a reduction of the Purchase Price), property, other securities or any combination of the foregoing having an aggregate value equal to that of the Common Shares which otherwise would have been issuable upon exercise of the Rights. The Company may permit the Rights to be exercised for 50% of the Common Shares (or cash, property or other securities that may be substituted for Common Shares) that would otherwise be purchasable upon exercise thereof in consideration of the surrender of the Rights so exercised and without other payment of the Purchase Price.

In the event that, after any person or group becomes an Acquiring Person, the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold, proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then current Purchase Price, a number of shares of common stock of the acquiring company having a market value (determined in accordance with the Rights Agreement) equal to two times the Purchase Price.

At any time after any person or group becomes an Acquiring Person and prior to the acquisition by that person or group of 50% or more of the outstanding Common Shares, the Board of Trustees may exchange the Rights (other than Rights owned by that person or group which will have become void), in whole or in part, at an exchange ratio of one Common Share (or one one-thousandth of a Participating Preferred Share) per Right (subject to adjustment).

As soon as practicable after the Distribution Date, the Company is obligated to use its best efforts to file a registration statement under the Securities Act of 1933, as amended, relating to the securities issuable upon exercise of Rights and to cause such registration statement to become effective as soon as practicable.

At any time prior to the time a person or group of persons becomes an Acquiring Person, the Board of Trustees may redeem the Rights, in whole but not in part, at a redemption price of $0.01 per Right (the "Redemption Price"), payable in cash, Common Shares or any other form of consideration deemed appropriate by the Board of Trustees. The redemption of the Rights may be made effective at such time, on such basis and with such conditions as the Board of Trustees in its sole discretion may establish. Immediately upon the effectiveness of any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

The terms of the Rights may be amended by the Board of Trustees without the consent of the holders of the Rights, except that from and after the time any person or group of affiliated or associated persons becomes an Acquiring Person, no such amendment may adversely affect the interests of the holders of the Rights.

Until a Right is exercised, the holder thereof, as such, will have no rights as a shareholder of the Company, including, without limitation, the right to vote or to receive dividends.

The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board of Trustees. The Rights should not interfere with any merger or other business combination approved by the Board of Trustees since the Rights may be redeemed by the Company at the Redemption Price prior to the time that a person or group has acquired beneficial ownership of 15% or more of the Common Shares.

The Rights Agreement, which specifies the terms of the Rights and the Participating Preferred Shares, has been filed as an exhibit to this report and is incorporated herein by reference. The foregoing description of the Rights does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the Rights Agreement, including the definitions therein of certain terms.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K have been filed during the quarter ended
September 30, 1998. The Exhibits filed as part of this report are listed below.

EXHIBIT NO.       DOCUMENT DESCRIPTION

   4. Rights Agreement, dated as of November 2, 1998, between AMLI Residential Properties Trust and Harris Trust and Savings Bank, as Rights Agent, including Exhibit A thereto (Form of Articles Supplementary relating to the Series C Junior Participating Preferred Shares) and Exhibit B thereto (Form of Right Certificate).

  27.             Financial Data Schedule

  99. Financial and Operating Data furnished to Shareholders and Analysts

                                 SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMLI RESIDENTIAL PROPERTIES TRUST



Date:  November 12, 1998            By:/s/ CHARLES C. KRAFT
                                    -----------------------------------
                                    Charles C. Kraft
                                    Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Date:  November 12, 1998            By:/s/ GREGORY T. MUTZ
                                    -----------------------------------
                                    Gregory T. Mutz
                                    Chairman of the Board of Trustees




Date:  November 12, 1998            By:/s/ ALLAN J. SWEET
                                    -----------------------------------
                                    Allan J. Sweet
                                    President and Trustee




Date:  November 12, 1998            By:/s/ ROBERT J. CHAPMAN
                                    -----------------------------------
                                    Robert J. Chapman
                                    Principal Financial Officer




Date:  November 12, 1998            By:/s/ CHARLES C. KRAFT
                                    -----------------------------------
                                    Charles C. Kraft
                                    Principal Accounting Officer