Form 10-K
period 1998-12-31
AMLI RESIDENTIAL PROPERTIES TRUST
filed 1999-03-19
CIK 914724

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549


                                   FORM 10-K


               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For the fiscal year ended
December 31, 1998                       Commission File Number 1-12784


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

Preferred Share Purchase Rights               New York Stock Exchange


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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $293,685,396 based on the closing price ($19.9375) on the New York Stock Exchange on March 1, 1999.

The number of the Registrant's Common Shares of Beneficial Interest, $.01 par value, outstanding as of December 31, 1998 was 16,655,155.


                      Documents Incorporated By Reference

Portions of the Proxy Statement for the annual shareholders' meeting to be held on May 3, 1999 are incorporated by reference into Part III.

                               TABLE OF CONTENTS



                                                               Page
                                                               ----
PART I

Item 1.       Business . . . . . . . . . . . . . . . . . . . .    1

Item 2.       Communities. . . . . . . . . . . . . . . . . . .   18

Item 3.       Legal Proceedings. . . . . . . . . . . . . . . .   27

Item 4.       Submission of Matters to a Vote
              of Security Holders. . . . . . . . . . . . . . .   27


PART II

Item 5.       Market for the Registrant's Common Equity
              and Related Shareholder Matters. . . . . . . . .   28

Item 6.       Selected Financial Data. . . . . . . . . . . . .   30

Item 7.       Management's Discussion and
              Analysis of Financial Condition
              and Results of Operations. . . . . . . . . . . .   32

Item 7A.      Quantitative and Qualitative Disclosures
              About Market Risk. . . . . . . . . . . . . . . .   43

Item 8.       Financial Statements and
              Supplementary Data . . . . . . . . . . . . . . .   45

Item 9.       Changes in and Disagreements
              with Accountants on Accounting and
              Financial Disclosure . . . . . . . . . . . . . .   93


PART III

Item 10.      Trustees and Executive Officers
              of the Registrant. . . . . . . . . . . . . . . .   93

Item 11.      Executive Compensation . . . . . . . . . . . . .   93

Item 12.      Security Ownership of Certain
              Beneficial Owners and Management . . . . . . . .   93

Item 13.      Certain Relationships and
              Related Transactions . . . . . . . . . . . . . .   93


PART IV

Item 14.      Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K. . . . . . . . . . . . .   94


SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . .   98

                                    PART I

ITEM 1.  BUSINESS

THE COMPANY

     AMLI Residential Properties Trust ("AMLI" or the "Company") is a self-administered and self-managed real estate investment trust (a "REIT") engaged in the development, acquisition and management of upscale, institutional quality multifamily apartment communities in seven major metropolitan markets in the Southeast, Southwest and Midwest regions of the United States. Founded in 1980, AMLI became a publicly traded company through an initial public offering ("Initial Offering") in February 1994.

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

     As of December 31, 1998, AMLI owned or had co-investment interests in 64 multifamily apartment communities (the "Communities") comprised of 24,421 apartment homes. Fifty-two of these Communities, totalling 19,559 apartment homes, were stabilized as of December 31, 1998. An additional twelve Communities and three additional phases to existing Communities were under development or in lease-up at that date. When completed, these development communities will total 4,862 apartment homes. In addition, the Company owns land for the future development of six additional communities and six additional phases to existing communities totalling approximately 3,522 apartment homes. Of this total, the Company anticipates that 1,100 apartment homes will be developed over a long-term development plan.

     AMLI is the sole general partner of, and controls a majority of the limited partnership interests in, Amli Residential Properties, L.P., a Delaware limited partnership (the "Operating Partnership") through which it owns its interests in the Communities. As of December 31, 1998, the Company owned 85% of the outstanding partnership interests ("OP Units") in the Operating Partnership. OP Units are convertible into common shares on a one-for-one basis. The Company conducts all its business through the Operating Partnership and its subsidiaries and affiliates.

     The Company's headquarters offices are located at 125 S. Wacker Drive, Suite 3100, Chicago, Illinois 60606, and its telephone number is (312) 443-1477. In addition, AMLI maintains regional offices in Atlanta, Dallas, Indianapolis and Kansas City.

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

AMLI focuses on institutional quality multifamily communities having high-quality construction, amenities, location and market position. The Company believes that over time these communities will realize returns exceeding national averages for multifamily properties due to higher expected annual growth in cash flows, reduced on-going maintenance costs and capital expenditures, and higher relative levels of residual values. The Company applies a long-term ownership perspective to the development process, utilizing high-quality building materials, and designs communities which satisfy the current needs of residents and anticipate their future needs. AMLI acquires assets at times when it believes capitalization rates are attractive and enhanced performance from the target communities is possible through the potential for application of the Company's management expertise.

     INSTITUTIONAL CO-INVESTMENTS. AMLI actively acquires and develops multifamily communities in co-investment joint ventures with institutional investment partners such as insurance companies, endowments, foundations, and public and private pension funds. The Company believes that co-investment partnerships create an opportunity to leverage the Company's acquisition, development and management expertise and generate higher returns on its invested equity capital. Since its Initial Offering, and through December 31, 1998, AMLI has formed 26 such co-investment joint ventures with ten institutional investors, representing total anticipated acquisition and development costs of approximately $656 million, of which $91.5 million are the estimated completion costs of communities under construction at ten locations at December 31, 1998. The Company's invested capital in these 26 joint ventures totals approximately $103 million of which $21.4 million will be funded in 1999. In connection with co-investment partnerships, the Company has established strategic alliances with Prudential Insurance Company of America, Western and Southern Life Insurance Company, Allstate Insurance Company, Erie Insurance Group, The New York Common Retirement Fund, Northwestern Mutual Life Insurance Company, Endowment Realty Investors, The Rockefeller Foundation, and investors represented by Nomura Securities and others. The Company formed seven new co-investment partnerships with five of these institutional investors during 1998.

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

DEVELOPMENT

     At the time of the Initial Offering in 1994, the Company and its predecessors had not begun the development of a new multifamily community for five years. Since that time, the development pipeline has grown steadily and extensively. Approximately 64% of the 8,108 apartment homes developed or under development by the Company had been built with a co-investment partner and the other 36% had been developed or are under development solely for the Company.

     In conjunction with the acquisition of interests in seven apartment communities from Trammell Crow Residential Midwest ("TCR-Midwest"), AMLI and its Service Companies acquired TCR-Midwest's Development and Management Operations in Indianapolis and Kansas City in December 1997. Through 1997, most of the Company's development activities had been in Atlanta and Dallas. In 1998 and 1999, the Company anticipates developing more apartment homes in its three Midwest markets (Chicago, Indianapolis and Kansas City) than in either Atlanta or Dallas.

     The tables below summarize as of December 31, 1998, certain information related to the Company development communities and the co-investment development communities.


                                            COMPANY DEVELOPMENT COMMUNITIES
                                            -------------------------------


                                                                                                          AMOUNT
COMPANY                                                                 PROJECTED       ANTICIPATED      EXPENDED
DEVELOPMENT                                    NO. OF     COMPLETION    COMPLETION      DEVELOPMENT      THROUGH
COMMUNITIES              LOCATION               UNITS     PERCENTAGE      DATE             COST          12/31/98
-----------              --------              ------     ----------    ----------      -----------      --------
                                                                                      (in thousands)  (in thousands)

AMLI:

 at AutumnChase III      Carrollton, Texas        240            99%     Jan. 1999          $ 14,200        $ 13,941

 at Killian Creek        Gwinnett County,
                         Georgia                  216            74%     Jun. 1999            13,900          10,484

 at St. Charles          St. Charles,
                         Illinois                 400             6%     Jun. 2000            41,900           8,713

 at Bent Tree II         Dallas, Texas            200             1%     Mar. 2000            14,200           2,069
 at Monterey Oaks        Austin, Texas            430             1%     Sep. 2000            30,900           4,992
                                                -----                                       --------        --------
                                                1,486                                       $115,100        $ 40,199
                                                =====                                       ========        ========



                                         CO-INVESTMENT DEVELOPMENT COMMUNITIES
                                         -------------------------------------
                                                                                             AMOUNT
CO-INVESTMENT    COMPANY                     NO.               PROJECTED    ANTICIPATED     EXPENDED    CO-INVEST-
DEVELOPMENT    PERCENTAGE                    OF    COMPLETION  COMPLETION   DEVELOPMENT      THROUGH      MENT
COMMUNITIES     OWNERSHIP  LOCATION         UNITS  PERCENTAGE     DATE          COST        12/31/98     PARTNER
-----------    ----------  ---------------- -----  ----------  ----------   -----------    ----------   ----------
                                                                                (in           (in
                                                                             thousands)    thousands)
AMLI:
 at Deerfield      25%     Plano, Texas       240       42%     Sep. 1999      $ 17,500      $  8,609   Western and
                                                                                                        Southern Life
                                                                                                        Insurance
                                                                                                        Company
 on the Parkway    25%     Dallas, Texas      240       99%     Jan. 1999        16,200        15,519   Western and
                                                                                                        Southern Life
                                                                                                        Insurance
                                                                                                        Company
 at Northwinds     35%      Atlanta, Georgia  800       81%     Sep. 1999        54,400        44,432   Northwestern
                                                                                                        Mutual Life
 at Oakhurst
   North           25%     Aurora, Illinois   464       91%     Sep. 1999        44,300        38,092   Prudential
                                                                                                        Insurance
                                                                                                        Company of
                                                                                                        America
 at Wells Branch   25%     Austin, Texas      576       95%     Mar. 1999        35,100        33,030   Prudential
                                                                                                        Insurance
                                                                                                        Company of
                                                                                                        America
 Creekside         25%     Overhand Park,     224        3%     Jun. 2000        16,200         3,195   ERI Creekside,
                           Kansas                                                                       Inc.
 at Wynnewood      25%     Overland Park,     232        4%     Mar. 2000        17,600         2,858   The N.Y.
  Farms                    Kansas                                                                       Common Retire-
                                                                                                        ment Fund
 at Regents
  Crest II         25%     Overland Park,     108        8%     Dec. 1999         7,800         1,638   ERI Regents
                           Kansas                                                                       Crest, Inc.
 at Castle Creek   40%     Indianapolis,      276        3%     Jun. 2000        20,700         3,458   ERI Castle
                           Indiana                                                                      Creek, Inc.
 at Lake
   Clearwater      25%     Indianapolis,      216        9%     Mar. 2000        16,700         4,137   The N.Y.
                           Indiana                                                                      Common
                                                                                                        Retirement
                                                                                                        Fund
                                           ------                              --------      --------
                                            3,376                              $246,500      $154,968
                                           ======                              ========      ========

     The Company believes that the operating prospects for the development communities remain favorable based on current economic and other conditions existing in the areas in which the Company's development activities are focused. As with any development project, there are uncertainties and risks associated with development. While the Company has prepared development budgets and has estimated completion and stabilization target dates for each of the development communities based on what it believes are reasonable assumptions, there can be no assurance that actual costs will not exceed current budgets or that the Company will not experience construction delays due to the unavailability of building materials, weather conditions or other events beyond the Company's control.
Similarly, adverse market conditions at the time that the development communities become available for leasing could affect the rental rates that may be charged and the period necessary to achieve stabilization at the development communities, which could have a material adverse effect on the financial condition of the affected development communities.

CO-INVESTMENT DEVELOPMENT

     During 1997, the Company and Northwestern Mutual Life Insurance formed a partnership to develop an 800-unit apartment community, which was the Company's only development co-investment that year. During 1998, the Company formed seven new co-investment partnerships for the development of new communities at eight locations. Prudential Insurance Company of America, Western and Southern Life Insurance Company, The New York Common Retirement Fund and Endowment Realty Investors, Inc. are each co-owners with AMLI of two new development communities. Seven properties currently under construction in co-investment partnerships will contain 2,468 apartment homes and an additional phase to an existing 368-unit apartment community is under construction and will contain 108 apartment homes. The Company's ownership interests in these co-investment partnerships range from 25% to 40%. The costs of the co-investment development communities total $246.5 million of which AMLI has a remaining capital commitment of $52.9 million and the co-investors have a total capital commitment of $138 million. One community secures a $10.8 million first mortgage loan that was funded in December 1998 and another community's construction is being funded in part by a $11.7 million construction loan from the Company. This loan is expected to be refinanced late in 1999 with permanent first mortgage financing from a third party lender.

ACQUISITIONS

     The table set forth below summarizes the Company's acquisition activities during 1998.


                                                   1998 ACQUISITIONS
                                                   -----------------
AMLI RESIDENTIAL



Company                                  No. of      Acquisition       Acquisition                         Interest
Communities         Location             Units          Date              Cost              Loan             Rate
----------          --------             ------      -----------       -----------       ----------       ----------

AMLI:
 at Clairmont       Atlanta, Georgia        288          1/21/98           $18,400          12,880             6.95%
 at Lexington
   Farms            Overland Park,          404         10/27/98            31,700            --
                    Kansas
 at Centennial
   Park             Overland Park,          170         10/28/98            16,250            --
                    Kansas
 at Eagle Creek     Indianapolis,
                    Indiana                 240         10/27/98            16,450            --
                                         ------                            -------          ------
Total Company
Communities                               1,102                            $82,800          12,880
                                         ======                            =======          ======


     On January 21, 1998, the Company acquired a 288 apartment home community in Atlanta, Georgia for $18.4 million financed in part by a $12.9 million, 6.95% fixed rate, ten-year loan from an insurance company.

     On December 22, 1997, the Company closed the first part of its acquisition of apartment home communities from TCR-Midwest. The initial closing included rights to four development sites in Indianapolis and Kansas City and included the hiring of key development and management personnel. The Company acquired AMLI at Conner Farms, a 300 apartment home community in Indianapolis for an allocated cost of $21.7 million, financed in part by a $13.0 million, 7.0% fixed rate insurance company loan with a maturity date of June 15, 2003; and AMLI at Town Center, a newly-constructed 156 apartment home community in Overland Park, Kansas whose development had been financed by a $13.0 ADC (Acquisition, Development, Construction) loan from the Company. A co-investment venture in which the Company has a 25% interest concurrently acquired AMLI at Regents Crest, a 368 apartment home community in Overland Park, Kansas, for $25.3 million, including the assumption of a $16.3 million, 7.5% fixed rate mortgage loan due December 15, 2003.

     As part of the total $132 million purchase price payable to TCR-Midwest in 1997, 1998 and 1999, the Company's general contractor affiliate paid in 1997 $3.4 million for the construction organization and personnel. The Company anticipates paying $1.5 million for the general partnership interest in another 400 apartment home community in 1999 to complete TCR-Midwest acquisition.

     In October 1998, the Company acquired three additional TCR-Midwest communities, AMLI at Lexington Farms, a 404-unit property located in Overland Park, Kansas, AMLI at Centennial Park, a 170-unit property located in Overland Park, Kansas and AMLI at Eagle Creek, a 240-unit property located in Indianapolis, Indiana. The acquisition price of these three communities totalled $64.4 million which was paid in part by cash of $56.4 million and OP Units that were valued at $8.0 million.

FINANCING

     In July 1998, the Company increased its unsecured line of credit to $200 million from $150 million and a sixth bank was added to the bank group. In June 1998, the Company extended the maturity of the line of credit to June 2001. In July 1998, Moody's assigned an investment grade rating of Baa3 to borrowings under this credit facility and the interest rate decreased to LIBOR plus 90 basis points from LIBOR plus 130 basis points. At December 31, 1998, the Company's remaining availability on its $200 million line of credit was $65 million. The line of credit agreement also provides for an annual fee of $0.4 million (20 basis points).

     On February 20, 1998, the Company privately placed $75 million of Series B convertible preferred shares with an institutional investor. The shares were issued at $24 per share and carried an initial annual dividend of $1.80 per share, are non-callable for nine years and not subject to mandatory redemption. The preferred shares are convertible into common shares on a one-to-one basis. The minimum $1.80 per share annual dividend will increase to match the dividend rate on AMLI's common shares (currently $1.80 per share annually) if the annual dividend rate on common shares is increased to more than $1.80 per share. Funding occurred in three equal installments in March, June and September 1998. Total proceeds, net of 1.12% in offering costs, were approximately $74.2 million.

THE OPERATING PARTNERSHIP

     The Company carries on its business through the Operating Partnership and its affiliates, AMLI Management Company ("AMC"), AMLI Residential Construction, Inc. ("Amrescon") and AMLI Institutional Advisors, Inc. ("AIA") (collectively the "Service Companies"). The Company is the sole general partner of the Operating Partnership, the Delaware limited partnership, through which it owns the Communities, interests in co-investment Communities and interests in the Service Companies. At December 31, 1998, the Company owned an 85% (17.3% represents preferred units) partnership interest in the Operating Partnership, 7.4% was held by Amli Realty Co. and its affiliates ("ARC") and 7.6% was held by certain other third party investors. The Company's interest in the Operating Partnership entitles it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to the Company's percentage ownership (apart from tax allocations of profits and losses to take into account pre-contribution property appreciation). In connection with each offering of shares by the Company, the net proceeds from the issuance of any such shares are contributed to the Operating Partnership in exchange for a corresponding number of OP Units. The Company holds one OP Unit in the Operating Partnership for each common share and each preferred share that it has issued. The Operating Partnership, from time to time, has issued OP Units for the acquisition of apartment communities and land parcels for development. The OP Units are convertible into common shares on a one-for-one basis.

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

THE SERVICE COMPANIES

     The management, institutional advisory and construction management aspects of the Company's business are conducted through AMC, AIA and Amrescon, respectively, because, among other things, the third-party income from their respective businesses might jeopardize the Company's REIT status under Sections 856 through 860 of the Code if such operations were carried on directly by the Operating Partnership. The Operating Partnership holds 100% of the nonvoting preferred stock of each of the Service Companies and also holds certain subordinated notes of AMC, AIA and Amrescon. The nonvoting preferred stock is entitled to dividends equal to 95% of all distributions of the Service Companies. ARC holds 95% of the voting common stock of each of the Service Companies which, in each case, is generally entitled to dividends equal to 4.75% of all distributions. The remaining 5% of the voting common stock of each of the Service Companies, entitled to
 .25% of all distributions, is owned by the Operating Partnership. The charter of each of the Service Companies requires the quarterly distribution as dividends of the "net operating cash flow" (as defined in each such charter) of each such Service Company, if there are funds legally available for dividends. Such provision of the charter of each of the Service Companies may not be changed without the consent of the holders of the preferred stock. Accordingly, the Operating Partnership is entitled to receive substantially all of the available net cash flow from each of the Service Companies through ownership of the preferred stock thereof and the subordinated notes, and thereby enjoys substantially all of the economic benefit of the businesses carried on by such companies.

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

THE BUSINESS OF AMC

     AMC, a Delaware corporation, provides management and leasing services to each of the Communities presently owned by the Company. In addition, AMC provides such services to the co-investment Communities. AMC is expected to manage any additional multifamily communities acquired or developed by the Operating Partnership, as well as any additional co-investment communities acquired through investor relationships of AIA, subject to the consent of the co-investment partners. Management and leasing services are provided to the Communities and the co-investment Communities pursuant to the terms of a management contract which has an initial term of three years and which AMC has agreed not to terminate so long as the Operating Partnership is not in material breach of such contract. Residential property management and leasing services provided by AMC are performed at market rates. AMLI Corporate Homes ("ACH"), a division of AMC, leases apartment homes from the Communities and the co-investment Communities for short-term residents. Such ACH leases are at market rates.

THE BUSINESS OF AIA

     AIA, an Illinois corporation, renders investment advice to institutional capital sources, primarily pension plans, endowments, foundations and insurance companies and provides certain asset management services to co-investment partnerships. AIA intends to continue to develop its institutional investment advisory business and will continue to manage and administer existing advisory relationships with institutional investors. The Company actively pursues co-investments through relationships administered by AIA. In this way, the Company seeks to diversify the sources of capital for investments in properties. In addition to generating advisory fee income for AIA, these relationships have the potential to generate fee income for (1) AMC in cases where AMC is engaged to manage the communities acquired by the co-investment ventures;
(2) Amrescon, in cases where Amrescon is engaged as general contractor by co-investment development ventures; and (3) the Operating Partnership.

THE BUSINESS OF AMRESCON

     Amrescon, a Delaware corporation, provides general contracting, construction management and landscaping services to the Company and its managed ventures. Amrescon is based in Atlanta, has regional offices in Chicago, Dallas Indianapolis and Kansas City, and is engaged exclusively in the design, development, construction and landscaping of upscale multifamily properties on behalf of the Company. A division of Amrescon, Amli Landscape Co., performs all landscape installation and maintenance services for the Communities located in Atlanta and Dallas.

LEASES

     AMC uses a standard Company lease modified at each Community to the extent necessary to comply with state and local law or custom. The term of a lease varies with local market conditions, however, six-month and one-year leases are most common. Generally, the leases provide that unless the parties agree in writing to a renewal, the tenancy will convert at the end of the lease term to a month-to-month tenancy, subject to the terms and conditions of the lease, unless either party gives the other at least 30 days prior notice of termination. All leases are terminable by the lessor for nonpayment of rent, violation of property rules and regulations, or other specified defaults.

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

AMERICANS WITH DISABILITIES ACT

     The Communities and any newly acquired apartment communities must comply with Title III of the Americans with Disabilities Act (the "ADA") to the extent that such properties are public accommodations and/or commercial facilities as defined by the ADA. Compliance with the ADA requirements could require removal of structural barriers to handicapped access in certain public areas of the Company's Communities where such removal is readily achievable. The ADA does not, however, consider residential properties, such as apartment communities, to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as the leasing office, are open to the public. The Company believes that its properties comply with all present requirements under the ADA and applicable state laws. Noncompliance could result in imposition of fines or an award of damages to private litigants. If required to make material additional changes, the Company's results of operations could be adversely affected.

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

EMPLOYEES

     The Company, the Operating Partnership and the Service Companies employ a total of approximately 800 persons. AMC employs substantially all of the professional employees that are currently engaged in the residential property management and leasing business on behalf of the Company.

PROPERTY OPERATIONS

     The Company seeks to increase cash flow at the Communities through rent increases while maintaining high occupancy rates and aggressive management of its operating expenses. As of December 31, 1998, the weighted average occupancy rate of the stabilized Communities was 92%, and the average monthly rental rate per apartment home was $768, or $.88 per square foot. The Company owns multifamily communities with service, lifestyle and physical amenities that residents value and that support higher rental rates. Typical services that are provided at the Communities, which are customary for similar upscale multifamily properties, include pet care or plant watering for out-of-town residents; on-site overnight delivery drop-off boxes; on-site pick-up of dry cleaning or other items; occasional social events for residents designed to provide a sense of community; frequent maintenance programs; and a policy of guaranteeing attention to any maintenance or repair request from a tenant within 48 hours.

     By establishing critical mass in each of its markets, the Company expects to achieve economies of scale in its operations, resulting in reduced operating and administrative expenses without reductions in service. In addition, the relatively low average age of the Communities contributes to reduced operating and maintenance expenses. At December 31, 1998, the average age of the stabilized Communities was approximately eight years. The Company also believes that attention to landscaping and physical appearance contributes to reducing resident turnover and enhances the rental rates and occupancy levels of the Communities.

     Additionally, AMLI has a dedicated team whose function is to evaluate new or enhanced products, features or services that might be incorporated in either the apartment homes or the Communities to produce complementary income from property operations and maximize customer/resident satisfaction within the Communities. Some of the products, features and services either in existence or being considered include the construction of carports and garages, private phone and cable systems, high-speed internet connection services, custom rental insurance, energy efficient lighting programs, water submetering, bulk purchases of utilities and card key systems for laundry facilities.

     DEVELOPMENT ACTIVITIES

     The Company has identified certain sub-markets within its seven identified geographic markets where strong multifamily property demand justifies new construction. The Company currently has developments underway in Chicago, Atlanta, Dallas, Austin, Indianapolis and Kansas City.

In addition, the Company owns 254 acres of land, on which it expects to develop approximately 3,522 apartment homes, including 2,422 units on 150 acres on which it expects to break ground and commence construction during 1999.

     The following table summarizes the Company's development activities for the period from the date of its Initial Offering in February 1994 through December 31, 1998:

                          AMLI DEVELOPMENT ACTIVITIES

                               No. of
                            Communities
                             Developed             No. of        Estimated
                              or Under            Apartment      Development
Year                       Development (1)         Homes         Budget (2)
----                       ---------------        ---------     ------------

1994 . . . . . . . . . .            2                 734       $ 37,600,000
1995 . . . . . . . . . .            5               1,280         75,900,000
1996 . . . . . . . . . .            6               1,672        113,600,000
1997 . . . . . . . . . .            6               2,336        166,300,000
1998 . . . . . . . . . .            8               2,086        167,700,000
                                  ---               -----       ------------
    Total. . . . . . . .           27               8,108       $561,100,000
                                  ===               =====       ============
--------------------

(1) Represents the number of communities or additional phases for which development was commenced during the applicable year. Of the twenty-seven communities developed or under development, fourteen are owned by co-investment partnerships, and two others are anticipated to be owned by co-investment partnerships.

(2) The Company's share of the total estimated development budget is expected to be approximately $231 million, of which $135 million has been expended through December 31, 1998. The Company anticipates that the remaining commitment of $96 million will be reduced in 1999 upon the formation of additional co-investment partnerships.

     ACQUISITION ACTIVITIES

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

     The following table summarizes the Company's acquisition activities for the period from the date of the Initial Offering through December 31, 1998:

                          AMLI ACQUISITION ACTIVITIES

                                  No. of            No of         Total
                                Communities        Apartment    Acquisition
Year                            Acquired (1)        Homes         Costs (2)
----                            ------------      ----------    ------------

1994 . . . . . . . . . . . .           8             2,184      $ 99,428,000
1995 . . . . . . . . . . . .           3               794        51,763,000
1996 . . . . . . . . . . . .           2             1,080        82,152,000
1997 . . . . . . . . . . . .          10             3,230       222,050,000
1998 (3) . . . . . . . . . .           5             1,362        93,860,000
                                     ---             -----      ------------
    Total. . . . . . . . . .          28             8,650      $549,253,000
                                     ===             =====      ============
--------------------

(1) Of these acquisitions, sixteen Communities were acquired by the Company directly and twelve through co-investment joint ventures. The Company's ownership interest in these co-investment joint ventures ranges from 10% to 40%.

(2) The Company's share of the total acquisition costs was $202.4 million.

(3) Includes AMLI on Timberglen, a 260-unit property contributed by the Company to a 40% owned partnership in December 1998.

INSTITUTIONAL CO-INVESTMENTS

     AMLI differentiates itself from other multifamily REITs through its co-investment activities and its established relationships with a number of institutional partners. By co-investing, AMLI is able to (i) diversify access to equity capital; (ii) "leverage" its invested capital to promote the AMLI<registered trademark> brand identify and increase market share;
(iii) obtain the participation of sophisticated partners in its real estate decisions; (iv) increase FFO returns on reduced capital exposure. In addition to the incremental fee income, AMLI receives its pro rata share of the real estate income generated by the on-going operation of each community owned through a co-investment joint venture. All of the co-investment Communities are managed by the Company and operated under the AMLI [registered trademark] brand name.

     While each co-investment is structured individually, in a typical venture the Company (i) acts as the general partner or managing member of the venture; (ii) handles the administration of the venture; (iii) manages the day-to-day operations of the community held by the venture;
(iv) oversees construction and development in the case of a venture with a property under development; and (v) recommends the sale or refinancing of the property. All of AMLI's equity investments are made on a pari passu basis with its co-investment partners and any disputes over major decisions are generally resolved through the exercise of a buy-sell provision. As of December 31, 1998, the Company had established co-investment relationships with ten institutional investors.

     Since the Initial Offering, the Company has entered into 26 co-investment ventures for the acquisition or development of multifamily apartment communities. The table below summarizes the co-investment activities of the Company since the Initial Offering:

                         AMLI CO-INVESTMENT ACTIVITIES

                            No. of                      No. of       Total
                No. of     Apartment    No. of        Apartment      No. of
             Communities     Homes    Communities       Homes       Apartment
Year           Acquired    Acquired   Developed(1)   Developed(2)    Homes
----         -----------   ---------  ------------   ------------   ---------

1994 . . . .       3          1,026           1             502        1,528
1995 . . . .       3            794           1             446        1,240
1996 . . . .       2          1,080           3             878        1,958
1997 . . . .       3          1,506           1             800        2,306
1998 . . . .       1            260           8           2,576        2,836
                 ---         ------         ---          ------       ------
  Total. . .      12          4,666          14           5,202        9,868
                 ===         ======         ===          ======       ======
--------------------

(1) Represents the number of Communities for which development was commenced during the applicable year. Excludes an additional phase to an existing community on which development was started in 1998.

(2) Represents the number of apartment homes planned for the Community for which development was commenced in the applicable year. Includes 108 apartment homes in an additional phase to an existing community on which development was started in 1998.


     The table below sets forth the total expected capital outlays for all 26 of these development and acquisition ventures, the Company's expected share of such capital requirements and the one-time and recurring annual fee income that the Company and the Service Companies have received from these 26 joint venture relationships through December 31, 1998:

                                  CO-INVESTMENT ACTIVITIES SINCE THE INITIAL OFFERING


                                1994           1995           1996           1997           1998          Total (4)
                            -----------     -----------   ------------   ------------   ------------   -----------
Total Expected
 Project Cost (1). . . .    $71,191,000     $79,682,000   $146,819,000   $154,252,000   $203,179,000   $655,123,000
AMLI Expected
 Equity Investment . . .      7,641,000       7,548,000     25,165,000     15,046,000     47,328,000    102,728,000
Actual Fee Income
 to AMLI and the
 Service Companies
 Initial or One-Time
   Fees (2). . . . . . .        287,000         607,000      1,921,000      3,290,000      5,414,000     11,519,000
  Annual Fee Income
   (3) . . . . . . . . .        287,000         949,000      1,822,000      2,720,000      3,690,000      9,468,000

--------------------

(1)   Includes $278.3 million which has been or is expected to be debt financed.  Total expected costs are included in the year in which a development project begins or an acquisition closes.

(2)   The one-time fee income is shown net of intercompany eliminations to the extent of the Company's percentage interest in its co-investment joint ventures.  One time fees include general contractor fees, development and redevelopment fees, property acquisition fees, financing fees and disposition fees.  The amounts shown represent the portion of the fees earned in the applicable year.  The initial and one-time fee income for 1998 represents amounts earned by the Company for the year ended December 31, 1998.  Subsequent to December 31, 1998, additional one-time fees of approximately $3,471,000 are anticipated to be earned by the Company and the Service Companies in connection with the completion of nine development communities under construction on behalf of existing co-
investment joint ventures.

(3)   Annual fee income before intercompany eliminations includes property management fees, asset management fees and partnership administration fees.  The Company owns an average of 27% interest in the 26 co-investment partnerships at December 31, 1998.  The amounts shown represent the portion of the fees earned in the applicable year.  The annual fee income for 1998 represents amounts earned by the Company for the year ended December 31,
1998.  Annual fee income will increase as additional co-investment Communities under development are completed.


     The Company has received indications of interest and is pursuing other commitments for the acquisition or development of additional co-investment communities. In addition, the Company is continually working to expand the base of its institutional joint venture partners.


HISTORY OF THE AMLI RESIDENTIAL PROPERTY BUSINESS

     The Company was formed in February 1994 to continue and expand the multifamily property business previously conducted by ARC. ARC was founded in 1980 by Gregory T. Mutz and John E. Allen, the Chairman and Vice-Chairman of the Company, respectively. Ronald L. Jensen, Chairman of UICI, served on ARC's Board of Directors from 1980 to 1982. From the date of its inception through the date of the Initial Offering, ARC focused on owning, managing, leasing, acquiring and developing upscale residential apartment communities in the Southwest, Southeast and Midwest areas of the United States. During the period from 1982 to 1989, ARC was actively engaged in both the development and acquisition of multifamily communities. From 1989 through the date of the Initial Offering, ARC exclusively pursued acquisition opportunities due to ARC's belief that this strategy provided a more favorable return relative to the risk taken than did the development of new properties during this period. From the date of the Initial Offering to the present, AMLI has pursued a strategy of selective acquisitions and developments in its target markets.


     Prior to 1994 all communities currently wholly-owned were originally acquired as co-investments between ARC and the Original Investors in various Property Partnerships.  The table below sets forth ARC's and the Company's history of acquiring and developing apartment communities:

                                                             AT DECEMBER 31,
                               ------------------------------------------------------------------------------------
                                                                                                              1982-
                               1998      1997      1996      1995     1994      1993      1992      1991      1990
                             -------    ------    ------    ------   ------    ------    ------    ------    ------

WHOLLY-OWNED:
  Units at beginning
   of year . . . . . . . . .  11,650     9,824     9,600     9,789    8,207     6,793     5,673     5,103     --
  Units acquired . . . . . .   1,102     1,724       --      --       1,582     1,414     1,120       570     3,460
  Units sold/contributed
   to co-investment. . . . .    (472)     (350)      --       (421)   --        --        --        --        --
  Units developed. . . . . .     512       452       224       232    --        --        --        --        1,643
  Total wholly
    owned units
    at end of year . . . . .  12,792    11,650     9,824     9,600    9,789     8,207     6,793     5,673     5,103

CO-INVESTMENTS:
  Units at beginning
    of year. . . . . . . . .   5,851     3,677     2,245     1,451      425       425       425       425     --
  Units acquired/con-
    tributed to
    co-investment. . . . . .     260     1,506     1,080       794    1,026     --        --        --          150
  Units sold . . . . . . . .   --         --        (150)    --       --        --        --        --        --
  Units developed. . . . . .     656       668       502     --       --        --        --        --          275
  Total co-investment
    units at end
    of year. . . . . . . . .   6,767     5,851     3,677     2,245    1,451       425       425       425       425

          Total stabilized
            units. . . . . .  19,559    17,501    13,501    11,845   11,240     8,632     7,218     6,098     5,528



ITEM 2.  COMMUNITIES

     STABILIZED COMMUNITIES

     The Communities include 52 stabilized (generally 95% occupied) multifamily apartment communities containing 19,559 apartment homes operated under the AMLI [registered trademark] brand name. Thirty-three of the stabilized Communities, containing an aggregate of 12,792 apartment homes, are directly owned by the Company (the "Wholly-Owned Communities") and nineteen Communities, containing an aggregate of 6,767 apartment homes, are owned through co-investment joint ventures (the "Co-Investment Communities"). The stabilized Communities are located in the markets described in the table below:

                                                Wholly-Owned   Co-Investment
                                   Total         Communities     Communities
                              -------------     ------------    ------------
Location                       No.    Units     No.    Units     No.   Units
--------                      ----    -----    ----    -----    ----   -----

Dallas/Ft. Worth,
  Texas. . . . . . . . . .      13    5,502      10    4,320       3   1,182
Atlanta, Georgia . . . . .      12    4,934       7    3,372       5   1,562
Chicago, Illinois. . . . .       8    2,762       2      449       6   2,313
Austin, Texas. . . . . . .       5    1,877       4    1,289       1     588
Indianapolis, Indiana. . .       3    1,536       3    1,536      --      --
Eastern Kansas . . . . . .       8    2,194       7    1,826       1     368
Houston, Texas . . . . . .       3      754      --       --       3     754
                               ---   ------     ---   ------     ---   -----
    Total. . . . . . . . .      52   19,559      33   12,792      19   6,767
                               ===   ======     ===   ======     ===   =====

     As of December 31, 1998, the average age of the stabilized Communities was approximately eight years, the average occupancy rate of the stabilized Communities was 92%, and the average monthly rental rate per apartment home was $768.

     DEVELOPMENT COMMUNITIES

     The development communities consist of fifteen multifamily apartment communities or new phases of existing communities which upon completion will contain 4,862 apartment homes. The development communities are under development in the markets described in the table below:

                                                  Company      Co-Investment
                                                 Development    Development
                                   Total         Communities    Communities
                              -------------     ------------   -------------
Location                       No.    Units     No.    Units     No.   Units
--------                      ----    -----    ----    -----   -----   -----

Atlanta, Georgia . . . . .       2    1,016       1      216       1     800
Dallas/Ft. Worth,
 Texas . . . . . . . . . .       4      920       2      440       2     480
Chicago, Illinois. . . . .       2      864       1      400       1     464
Austin, Texas. . . . . . .       2    1,006       1      430       1     576
Indianapolis, Indiana. . .       2      492      --       --       2     492
Eastern Kansas . . . . . .       3      564      --       --       3     564
                              ----    -----    ----    -----    ----   -----
    Total. . . . . . . . .      15    4,862       5    1,486      10   3,376
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

     The table set forth below summarizes certain information related to the Wholly-Owned Communities and the Co-Investment Communities.


                                                                                                 1998         1998
                                                                                               AVERAGE      WEIGHTED
                                                                                AVERAGE       COLLECTED      AVERAGE
                                                      YEAR       NUMBER        UNIT SIZE         RENT       PHYSICAL
WHOLLY-OWNED COMMUNITIES         LOCATION           COMPLETED    OF UNITS    (SQUARE FEET)     PER UNIT     OCCUPANCY
------------------------         --------           ---------    --------    -------------     --------    ----------

DALLAS/FT. WORTH, TX
AMLI:
  at AutumnChase                 Carrollton          1987/96          450              832       $  695           94%
  at Bent Tree                   Dallas               1996            300              943          832           93%
  at Bishop's Gate               West Plano           1997            266            1,098        1,040           94%
  at Chase Oaks                  Plano                1986            250              775          679           94%
  at Gleneagles                  Dallas              1987/97          590              882          719           95%
  on the Green                   Ft. Worth           1990/93          424              846          682           93%
  at Nantucket                   Dallas               1986            312              712          556           96%
  of North Dallas                Dallas              1985/86        1,032              878          652           93%
  on Rosemeade                   Dallas               1987            236              870          665           95%
  at Valley Ranch                Irving               1985            460              848          703           95%
                                                                   ------           ------       ------         -----
                                                                    4,320              867          706           94%
                                                                   ------           ------       ------         -----

AUSTIN, TX
AMLI:
  at the Arboretum               Austin               1983            231              771          688           95%
  in Great Hills                 Austin               1985            344              750          690           96%
  at Lantana Ridge               Austin               1997            354              881          809           91%
  at Martha's Vineyard           Austin               1986            360              723          611           96%
                                                                   ------           ------       ------         -----
                                                                    1,289              782          700           94%
                                                                   ------           ------      -------         -----

ATLANTA, GA
AMLI:
  at Clairmont                   Atlanta              1988            288              796          779           95%
  at Park Creek (1)              Gainesville          1998            200              976          664           93%
  at Peachtree City              Fayette County       1998            312              980          846           94%
  at Sope Creek                  Marietta          1982/83/95         695              910          691           95%
  at Spring Creek                Dunwoody         1985/86/87/89     1,180              916          723           93%
  at Vinings                     Atlanta              1985            360            1,041          779           94%
  at West Paces                  Atlanta              1992            337              934          882           96%
                                                                   ------           ------       ------         -----
                                                                    3,372              929          751           94%
                                                                   ------           ------       ------         -----





                                                                                                              1998
                                                                                                 1998       WEIGHTED
                                                                                AVERAGE         AVERAGE      AVERAGE
                                                      YEAR       NUMBER        UNIT SIZE         RENT       PHYSICAL
WHOLLY-OWNED COMMUNITIES         LOCATION           COMPLETED    OF UNITS    (SQUARE FEET)     PER UNIT     OCCUPANCY
------------------------         --------           ---------    --------    -------------     --------    ----------

EASTERN KANSAS
AMLI:
  at Alvamar                     Lawrence             1989            152              828          664           92%
  at Centennial Park             Overland Park        1997            170            1,205          974           90%
  at Crown Colony                Topeka              1986/97          220              783          597           92%
  at Lexington Farms (1)         Overland Park        1998            404              972          782           79%
  at Regents Center              Overland Park     1991/95/97         424              940          729           92%
  at Sherwood                    Topeka               1993            300              868          626           92%
  at Town Center                 Overland Park        1997            156            1,134          973           93%
                                                                   ------           ------       ------         -----
                                                                    1,826              948          746           89%
                                                                   ------           ------       ------         -----

INDIANAPOLIS, IN
AMLI:
  at Conner Farms                Indianapolis         1993            300            1,082          782           91%
  at Riverbend                   Indianapolis        1983/85          996              824          587           93%
  at Eagle Creek (1)             Indianapolis         1998            240              973          753           86%
                                                                   ------           ------       ------         -----
                                                                    1,536              898          651           91%
                                                                   ------           ------       ------         -----

CHICAGO, IL
AMLI:
  at Park Sheridan               Chicago              1986            253              855          945           97%
  at Poplar Creek                Schaumburg           1985            196              911          954           95%
                                                                   ------           ------       ------         -----
                                                                      449              879          949           96%
                                                                   ------           ------       ------         -----
  TOTAL WHOLLY-OWNED
    COMMUNITIES AT
    DECEMBER 31, 1998                                              12,792              890       $  725         93.1%
                                                                   ======           ======       ======         =====



                                                                                                              1998
                                                                                                 1998       WEIGHTED
                      COMPANY'S                                                    AVERAGE      AVERAGE      AVERAGE
CO-INVESTMENT         PERCENTAGE                         YEAR      NUMBER         UNIT SIZE      RENT       PHYSICAL
COMMUNITIES           OWNERSHIP      LOCATION          COMPLETED   OF UNITS     (SQUARE FEET)  PER UNIT     OCCUPANCY
----------------      ----------     --------          ---------   --------     -------------  --------    ----------
ATLANTA, GA
AMLI:
 at Barrett Lakes       35%          Atlanta             1997           446             1,037    $  842           93%
 at Pleasant Hill       40%          Gwinnett County     1996           502             1,000       797           93%
 at River Park          40%          Atlanta             1997           222             1,021       855           95%
 at Towne Creek          1%          Gainesville         1989           150               811       617           90%
 at Willeo Creek        30%          Rosewell            1989           242             1,229       821           93%
                                                                     ------            ------      ----         -----
                                                                      1,562             1,031       805           93%
                                                                     ------            ------      ----         -----

CHICAGO, IL

AMLI:
 at Chevy Chase         33%          Buffalo Grove       1988           592               812       956           96%
 at Danada Farms        10%          Wheaton            1989/91         600               869       920           95%
 at Fox Valley (1)      25%          Aurora              1998           272               986       934           88%
 at Prairie Court        1%          Oak Park            1987           125               845     1,080           96%
 at Willowbrook         40%          Willowbrook         1987           488               857       934           95%
 at Windbrooke          15%          Buffalo Grove       1987           236               903       975           98%
                                                                     ------            ------      ----         -----
                                                                      2,313               868       948           95%
                                                                     ------            ------      ----         -----
EASTERN KANSAS

AMLI:
 at Regents Crest       25%          Overland Park       1997           368               942       738           94%
                                                                     ------            ------      ----         -----

AUSTIN, TX

AMLI:
 at Park Place          25%          Austin              1985           588               677       588           95%
                                                                     ------            ------      ----         -----





                                                                                                              1998
                                                                                                 1998       WEIGHTED
                      COMPANY'S                                                    AVERAGE      AVERAGE      AVERAGE
CO-INVESTMENT         PERCENTAGE                         YEAR      NUMBER         UNIT SIZE      RENT       PHYSICAL
COMMUNITIES           OWNERSHIP      LOCATION          COMPLETED   OF UNITS     (SQUARE FEET)  PER UNIT     OCCUPANCY
----------------      ----------     --------          ---------   --------     -------------  --------    ----------

DALLAS, TX

AMLI:
 at Fossil Creek (1)    25%          Ft. Worth           1998           384             1,001       788           89%
 at Timberglen          40%          Dallas              1985           260               774       636           95%
 at Verandah            35%          Arlington          1986/91         538               733       670           95%
                                                                     ------            ------      ----         -----

                                                                      1,182               829       701           93%
                                                                     ------            ------      ----         -----

HOUSTON, TX

AMLI:
 at Champions Centre    15%          Houston             1994           192               857       747           95%
 at Champions Park      15%          Houston             1991           246               902       728           96%
 at Greenwood Forest    15%          Houston             1995           316               984       780           95%
                                                                     ------            ------      ----         -----
                                                                        754               925       755           95%
                                                                     ------            ------      ----         -----
    TOTAL CO-INVESTMENT COMMUNITIES
      AT DECEMBER 31, 1998                                            6,767               892      $808         94.1%
                                                                     ======            ======      ====         =====
    TOTAL                                                            19,559               891      $754         93.5%
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








                                                       OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Company's Wholly-Owned
Communities and Co-Investment Communities:

                                                                    1998                         1997
LOCATION/COMMUNITY               COMPANY'S   NUMBER      --------------------------   --------------------------
------------------              PERCENTAGE     OF         AT     AT     AT      AT     AT     AT     AT      AT
WHOLLY-OWNED COMMUNITIES         OWNERSHIP    UNITS     12/31   9/30   6/30    3/31  12/31   9/30   6/30    3/31
------------------------        ----------   -------    -----  -----  -----  ------  -----  ----- ------  ------
DALLAS/FT. WORTH, TEXAS
 AMLI:
   at AutumnChase. . . . . . . .                450       92%    93%    90%     97%    96%    97%    95%     97%
   at Bent Tree. . . . . . . . .                300       97%    91%    93%     93%    93%    N/A    N/A     N/A
   at Bishop's Gate. . . . . . .                266       91%    92%    97%    100%    90%    N/A    N/A     N/A
   at Chase Oaks . . . . . . . .                250       92%    93%    93%     98%    94%    96%    97%     96%
   at Gleneagles . . . . . . . .                590       92%    93%    98%     97%    97%    99%    98%     96%
   on the Green. . . . . . . . .                424       88%    93%    92%     96%    93%    95%    93%     91%
   at Nantucket. . . . . . . . .                312       91%    93%    97%     98%    98%    98%    98%     99%
   of North Dallas . . . . . . .              1,032       91%    93%    93%     96%    95%    96%    97%     94%
   on Rosemeade. . . . . . . . .                236       94%    94%    95%     96%    92%    95%    97%     97%
   at Valley Ranch . . . . . . .                460       90%    92%    97%     98%    99%    97%    97%     95%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
                                              4,320       92%    93%    94%     97%    96%    97%    96%     95%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
AUSTIN, TEXAS
 AMLI:
   at the Arboretum. . . . . . .                231       94%    97%    96%     97%    96%   100%    97%     97%
   in Great Hills. . . . . . . .                344       89%    99%    97%     98%    97%    98%    97%     95%
   at Lantana Ridge. . . . . . .                354       90%    92%    92%     94%    81%    83%    N/A     N/A
   at Martha's Vineyard. . . . .                360       93%    96%    97%     96%    97%    98%    99%     97%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
                                              1,289       91%    95%    96%     96%    92%    94%    98%     96%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
ATLANTA, GEORGIA
 AMLI:
   at Clairmont. . . . . . . . .                288       96%    95%    96%     96%    N/A    N/A    N/A     N/A
   at Peachtree City . . . . . .                312       90%    96%    99%     N/A    N/A    N/A    N/A     N/A
                                                               lease  lease
   at Park Creek . . . . . . . .                200       97%    up     up      N/A    N/A    N/A    N/A     N/A
   at Sope Creek . . . . . . . .                695       94%    97%    95%     94%    93%    94%    93%     96%
   at Spring Creek . . . . . . .              1,180       92%    94%    93%     94%    94%    95%    95%     97%
   at Vinings. . . . . . . . . .                360       92%    94%    96%     95%    96%    96%    95%     93%
   at West Paces . . . . . . . .                337       95%    97%    99%     98%    94%    92%    93%     98%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
                                              3,372       93%    95%    95%     95%    94%    94%    94%     96%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----





                                                                    1998                         1997
                                 COMPANY'S   NUMBER      --------------------------   --------------------------
                                PERCENTAGE     OF         AT     AT     AT      AT     AT     AT     AT      AT
LOCATION/COMMUNITY               OWNERSHIP    UNITS     12/31   9/30   6/30    3/31  12/31   9/30   6/30    3/31
------------------              ----------   -------    -----  -----  -----  ------  -----  ----- ------  ------

EASTERN KANSAS
 AMLI:
   at Alvamar. . . . . . . . . .                152       90%    94%    94%     95%    93%    90%    93%     98%
   at Centennial Park. . . . . .                170       89%    N/A    N/A     N/A    N/A    N/A    N/A     N/A
   at Crown Colony . . . . . . .                220       88%    91%    89%     96%    95%    98%    93%     97%
   at Lexington Farms. . . . . .                404       85%    N/A    N/A     N/A    N/A    N/A    N/A     N/A
   at Regents Center . . . . . .                424       95%    93%    95%     90%    87%    93%    99%     91%
   at Sherwood . . . . . . . . .                300       93%    89%    93%     92%    97%    98%    95%     98%
   at Town Center. . . . . . . .                156       91%    96%    94%     93%    92%    N/A    N/A     N/A
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
                                              1,826       90%    92%    93%     93%    92%    95%    96%     96%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
INDIANAPOLIS, INDIANA
 AMLI:
   at Conner Farms . . . . . . .                300       89%    93%    86%     90%    93%    N/A    N/A     N/A
   at Eagle Creek. . . . . . . .                240       87%    N/A    N/A     N/A    N/A    N/A    N/A     N/A
   at Riverbend. . . . . . . . .                996       88%    92%    93%     96%    88%    89%    94%     92%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
                                              1,536       88%    92%    92%     95%    89%    89%    94%     92%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
CHICAGO, ILLINOIS
 AMLI:
   at Park Sheridan. . . . . . .                253       93%    98%    97%    100%    98%    99%    92%     93%
   at Poplar Creek . . . . . . .                196       93%    94%    95%     98%    91%    N/A    N/A     N/A
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
                                                449       93%    96%    96%     99%    95%    99%    92%     93%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
                                             12,792     91.4%  93.6%  94.2%   95.1%  93.6%  95.0%  95.4%   95.1%
                                             ======     =====  =====  =====   =====  =====  =====  =====   =====
CO-INVESTMENT COMMUNITIES:
--------------------------

ATLANTA, GA
 AMLI:                                                                                      lease  lease   lease
   at Barrett Lakes. . . . . . .    35%         446       88%    93%    93%     96%    95%    up     up      up
   at Pleasant Hill. . . . . . .    40%         502       91%    94%    95%     93%    89%    91%    96%     97%
                                                                                                   lease   lease
   at River Park . . . . . . . .    40%         222       91%    96%    95%     98%    95%    97%    up      up
   at Towne Creek. . . . . . . .     1%         150       83%    89%    92%     95%    88%    97%    90%     93%
   at Willeo Creek . . . . . . .    30%         242       86%    96%    94%     98%    91%    91%    95%     98%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
                                              1,562       89%    94%    94%     96%    92%    93%    95%     96%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----






                                                                    1998                         1997
                                 COMPANY'S   NUMBER      --------------------------   --------------------------
                                PERCENTAGE     OF         AT     AT     AT      AT     AT     AT     AT      AT
LOCATION/COMMUNITY               OWNERSHIP    UNITS     12/31   9/30   6/30    3/31  12/31   9/30   6/30    3/31
------------------              ----------   -------    -----  -----  -----   -----  -----  ----- ------  ------

CHICAGO, IL
 AMLI:
   at Chevy Chase. . . . . . . .    33%         592       95%    97%    98%     97%    94%    96%    99%     97%
   at Danada Farms . . . . . . .    10%         600       94%    94%    96%     98%    93%    94%    93%     92%
                                                                              lease  lease  lease
   at Fox Valley . . . . . . . .    25%         272       86%    89%    87%      up     up     up    N/A     N/A
   at Prairie Court. . . . . . .     1%         125       94%    96%    93%     96%    98%    98%   100%     97%
   at Willowbrook. . . . . . . .    40%         488       96%    95%    98%     98%    94%    98%    94%     96%
   at Windbrooke . . . . . . . .    15%         236       98%    99%    95%    100%    98%    99%   100%     96%
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----
                                              2,313       94%    95%    95%     98%    94%    96%    96%     95%
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----
EASTERN KANSAS
 AMLI:
   at Regents Crest. . . . . . .    25%         368       96%    96%    94%     92%    93%    N/A    N/A     N/A
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----
DALLAS, TX
 AMLI:                                                         lease  lease   lease
   at Fossil Creek . . . . . . .    25%         384       90%     up     up      up    N/A    N/A    N/A     N/A
   on Timberglen . . . . . . . .    40%         260       92%    N/A    N/A     N/A    N/A    N/A    N/A     N/A
   at Verandah . . . . . . . . .    35%         538       94%    93%    96%     97%    94%    95%    96%     94%
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----
                                              1,182       92%    93%    96%     97%    94%    95%    96%     94%
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----
AUSTIN, TX
 AMLI:
   at Park Place . . . . . . . .    25%         588       92%    95%    95%     95%    98%    97%    94%     96%
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----
HOUSTON, TX
 AMLI:
   at Champions Centre . . . . .    15%         192       93%    95%    97%     98%    97%    94%    98%     95%
   at Champions Park . . . . . .    15%         246       91%    98%    95%     95%    98%    99%    99%     97%
   at Greenwood Forest . . . . .    15%         316       92%    98%    96%     97%    95%    96%    96%     96%
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----
                                                754       92%    97%    96%     97%    96%    96%    98%     96%
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----
Total Co-Investment
  Communities. . . . . . . . . .              6,767     92.1%  94.8%  94.8%   96.4%  94.2%  95.5%  95.8%   95.5%
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----

Total Stabilized Communities . .             19,559     91.6%  94.1%  94.4%   95.9%  93.8%  95.2%  95.7%   95.3%
                                            =======     =====  =====  =====   =====  =====  =====  =====   =====

ITEM 3.  LEGAL PROCEEDINGS

     None of the Company, the Operating Partnership, the Service Companies or the co-investment partnerships is presently subject to any material litigation nor, to the Company's knowledge, has any material litigation been threatened. The Company is party to routine litigation and administrative proceedings arising in the ordinary course of business, most of which are expected to be covered by liability insurance and none of which individually or in the aggregate are expected to have a material effect on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 1998.


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

                                                           1998                               1997
                                               -----------------------------      -----------------------------
                                                                   DIVIDENDS                          DIVIDENDS
                                                                   PER SHARE                          PER SHARE
                                               HIGH         LOW       (1)         HIGH        LOW        (1)
                                              ------       -----   ---------     ------      -----    ---------

  First Quarter  . . . . . . . . . . . .      $24.38      $22.00       $0.44     $24.75     $22.50       $.43
  Second Quarter . . . . . . . . . . . .       23.94       19.31        0.44      23.63      21.50        .43
  Third Quarter. . . . . . . . . . . . .       23.13       19.56        0.44      23.75      21.75        .44
  Fourth Quarter . . . . . . . . . . . .       23.25       18.44        0.45      24.19      21.75        .44


    (1)  The Company paid dividends with respect to these quarters in the quarter immediately following the quarter for which they are paid.




     Dividends are declared and paid in the second month following the end of the calendar quarter in which the related cash flow from operations is generated. On March 1, 1999, the last reported sale price of the common shares on the NYSE was $19.9375 per share. On the same date, the Company had 16,675,832 common shares outstanding held by 338 shareholders of record.

     The Company's current dividend payment level equals an annual rate of $1.80 per common share. The Company anticipates that it will continue to make regular quarterly dividend payments. Approximately 6.9% of dividends paid during 1998 represented a return of capital, and the Company estimates that a similar percentage of the total dividends to be paid in 1999 will be treated as a return of capital.

     Future distributions by the Company will be at the discretion of the Board of Trustees and will depend on the actual cash available for distribution and funds from operations of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as the Board of Trustees deems relevant. The annual dividend payments for calendar year 1998 necessary for the Company to maintain its status as a REIT were approximately $1.05 per share.

ITEM 6.  SELECTED FINANCIAL DATA
     The following table sets forth selected financial data relating to the historical financial condition and results of operations of the Company.  Such selected financial data is qualified in its entirety by, and should be read in conjunction with, "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
Operations" and the financial statements and notes thereto included in this report.

                                                                 HISTORICAL
                                                    (in thousands, except per share data)
                                 -----------------------------------------------------------------------
                                   1998            1997           1996            1995           1994
                               -----------     -----------     ----------     -----------    -----------
OPERATING DATA:

Revenues . . . . . . . . . .    $  117,353          90,073         78,271          73,877       65,215
Income before minority
  interest and extra-
  ordinary item. . . . . . .        34,697          28,926         19,949          17,006       13,398
Net income . . . . . . . . .        29,700          24,352         15,250          13,719        8,710

Net income per common
  share (basic and
  diluted) . . . . . . . . .          1.49            1.43           1.11            1.18          .75(A)

BALANCE SHEET DATA:

Residential real estate,
 before accumulated
 depreciation. . . . . . . .    $  739,764         653,947        495,519         442,865      451,762
Total assets . . . . . . . .       785,592         679,978        504,357         433,227      442,619
Total debt . . . . . . . . .       367,370         333,250        202,013         215,255      217,687
Minority interest. . . . . .        54,574          51,463         44,871          39,077       42,743
Shareholders' equity . . . .       342,854         270,439        242,022         166,163      170,161

OTHER DATA:

Funds from operations
  (B). . . . . . . . . . . .        53,232          42,172         32,009          27,404       22,033(A)
Funds from operations
  per common share
  (diluted). . . . . . . . .          2.34            2.13           2.01            1.90         1.53(A)
Cash dividends paid per
  common share . . . . . . .          1.76            1.73           1.72            1.71         1.05(A)
Net cash flow from
  operating activities . . .        47,175          39,129         31,934          28,334       26,269
Net cash flow for
  investing activities . . .      (121,935)       (170,900)       (66,864)         (2,551)    (143,308)
Net cash flow from (for)
  financing activities . . .        73,630         127,156         42,942         (26,964)     110,326




     (A) The information presented is for the ten and one-half month period ended December 31, 1994 based on shares and units outstanding during the period.

     (B) The Company believes that funds from operations is useful as a measure of the performance of an equity REIT. Funds from operations is defined as net income (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships, joint ventures, and other affiliates. Adjustments for unconsolidated partnerships, joint ventures, and other affiliates are calculated to reflect funds from operations on the same basis. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles ("GAAP"), is not indicative that cash flows are adequate to fund all cash needs and is not to be considered an alternative to net income or any other GAAP measure as a measurement of the results of the Company's operations or the Company's cash flows or liquidity as defined by GAAP.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except share data and rental rates per unit)

     The following discussion is based primarily on the consolidated financial statements of AMLI Residential Properties Trust (the "Company") as of December 31, 1998 and 1997 for the years ended December 31, 1998, 1997 and 1996. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

     The Company commenced operations upon completion of its Initial Public Offering in February 1994. On January 30, 1996, the Company issued 1,200,000 Series A convertible preferred shares for $20 per share, or $24,000, directly to four institutional investors and Amli Realty Co. ("ARC") in a registered offering. In November 1996, the Company completed a public offering of 2,976,900 common shares. In July 1997, the Company closed on the public offering of 1,694,700 common shares. In February 1998, the Company placed 3,125,000 Series B convertible preferred shares for $24 per share. The net proceeds of the issuance of the preferred shares and the public offerings were used to reduce the Company's debt and fund development costs.

     As of December 31, 1998, the Company owned an 85% general partnership interest in AMLI Residential Properties, L.P. (the "Operating Partnership"), which holds the assets of the Company. The limited partners hold Operating Partnership units ("OP Units") that are convertible into common shares of the Company on a one-for-one basis, subject to certain limitations. At December 31, 1998, the Company owned 20,880,155 OP Units and the limited partners owned 3,565,672 OP Units.

     At December 31, 1998, the Company owns, or owns interests, in 19,559 apartment homes and an additional 4,862 apartment homes under development.

RESULTS OF OPERATIONS

     During the period from January 1, 1997 through December 31, 1998, growth from property revenues and property operating expenses resulted from increases at communities owned as of January 1, 1997, from communities acquired and from the newly-constructed communities since January 1, 1997.

     Since January 1, 1997, the Company has acquired a total of ten stabilized communities that contributed to increases in property revenues and property operating expenses as follows:

                                        Number of
Community                Location         Units        Date Acquired
---------                --------       ---------      -------------
AMLI:
 at Paces North          Atlanta, GA          152            Jun. 97
 at Lantana Ridge        Austin, TX           354            Sep. 97
 at Bent Tree            Dallas, TX           300            Oct. 97
 at Bishop's Gate        West Plano, TX       266            Oct. 97
 at Poplar Creek         Schaumburg, IL       196            Dec. 97
 at Conner Farms         Indianapolis, IN     300            Dec. 97
 at Clairmont            Atlanta, GA          288            Jan. 98
 at Centennial Park      Overland Park, KS    170            Oct. 98
 at Lexington Farms      Overland Park, KS    404            Oct. 98
 at Eagle Creek          Indianapolis, IN     240            Oct. 98
                                            -----
                                            2,670
                                            =====

     In addition, the Company has developed and begun rental operations of four new communities and three additional phases to existing stabilized communities as follows:

                                                          Date of
                                        Number of     Initial Rental
Community                Location         Units         Operations
---------                --------       ---------     --------------
AMLI:
 at Regents Center III   Overland Park, KS    124            Nov. 96
 at Town Center          Overland Park, KS    156            Jan. 97
 at Crown Colony II      Topeka, KS            64            Apr. 97
 at Peachtree City       Fayette County, GA   312            Aug. 97
 at AutumnChase III      Dallas, TX           240            Nov. 97
 at Park Creek           Gainesville, GA      200            Feb. 98
 at Killian Creek        Gwinnett County, GA  256            Nov. 98
                                            -----
                                            1,352
                                            =====

     During the same period, the Company has contributed AMLI on Timberglen to a co-investment partnership and has invested in co-investment partnerships which acquired the following stabilized communities:


                                     Number of        Date          Company
Community                Location      Units        Acquired       Ownership
---------                --------    ---------      --------       ---------
AMLI:
 at Danada Farms         Wheaton, IL       600          Feb. 97          10%
 at Verandah             Arlington, TX     538          Mar. 97          35%
 at Regents Crest        Overland Park, KS 368          Dec. 97          25%
 on Timberglen           Dallas, TX        260          Dec. 98          40%
                                         -----
                                         1,766
                                         =====

     In addition, the Company in joint venture with institutional investors, completed the development or has under development and begun rental operations of eight new communities as follows:

                                                      Date of
                                                      Initial
                                     Number of         Rental       Company
Community                Location      Units         Operations    Ownership
---------                --------    ---------       ----------    ---------
AMLI:
 at Barrett Lakes        Cobb County, GA   446          Nov. 96          35%
 at River Park           Norcross, GA      222          Nov. 96          40%
 at Fox Valley           Aurora, IL        272          Feb. 97          25%
 at Fossil Creek         Ft. Worth, TX     384          Apr. 97          25%
 at Northwinds           Fulton County, GA 800          Sep. 97          35%
 at Wells Branch         Austin, TX        576          Jan. 98          25%
 at Oakhurst North       Aurora, IL        464          May  98          25%
 on the Parkway          Dallas, TX        240          May  98          25%
                                         -----
                                         3,404
                                         =====

     For the year ended December 31, 1998, net income attributable to common shares was $24,825, or $1.49 per share, on total revenues of $117,353 (including a $3,621 non-recurring gain on sale of a residential property). For the year ended December 31, 1997, net income attributable to common shares was $22,449, or $1.43 per share, on total revenues of $90,073 (including a $2,457 non-recurring gain on sale of a residential property). In 1997, net income included an extraordinary loss of $196 on early extinguishment of debt.

     On a "same community" basis, weighted average occupancy of the wholly-owned apartment homes increased slightly to 93.9% for the year ended December 31, 1998 from 93.7% in the prior year. Weighted average collected rental rates increased by 1.5% to $681 from $671 per unit per month for the years ended December 31, 1998 and 1997, respectively. Including co-investment communities, weighted average occupancy of the apartment homes increased to 94.3% for the year ended December 31, 1998 from 93.8% in the prior year, and weighted average collected rental rates increased by 2.6% to $720 from $702 per unit per month for the years ended December 31, 1998 and 1997, respectively.

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997

     Income before minority interest increased to $34,697 for the year ended December 31, 1998 from $28,926 for the year ended December 31, 1997. This increase was primarily attributable to a $27,280 increase in total revenues, reduced by an $8,650 increase in property operating expenses, a $8,268 increase in interest expense and a $4,743 increase in depreciation. Net income for the years ended December 31, 1998 and 1997 was $29,700 and $24,352, respectively.

     Total property revenues increased by $23,011, or 27.1%. This increase in property revenues was primarily from the 2,670 apartment homes acquired during 1997 and 1998. In addition, leasing commenced on 1,228 apartment homes developed by the Company during the period from January 1, 1997 through December 31, 1998. Furthermore, moderate increases in rental rates were achieved while managing and maintaining just below 95% average occupancy at the stabilized communities. Other property revenues include increases in revenues from garages and carports ($211), telephone and cable systems ($111) and other fees ($1,260) charged to residents. On a same community basis, total property revenues increased by $2,197, or 2.9%.

     Interest and share of income from Service Companies increased 139.8% to $2,760 from $1,151 as a result of increased construction fees earned from co-investment partnerships.

     Income from partnerships increased to $2,169 from $925, or 134.5%. This increase was a result of the acquisition of 1,766 apartment homes in 1997 and 1998 through four new co-investment partnerships. In addition, eight new co-investment partnerships have invested in eight development communities, which have a total of 3,404 apartment homes that began rental operations in 1997 and 1998, and of which 1,324 units were stabilized in 1998.

     Other income increased to $3,323 from $2,658, or 25%, as a result of fees charged to newly formed co-investment partnerships that own properties under development. This increase includes a $1,074 increase in development fees, reduced by a $200 decrease in financing, acquisition and other fees.

     Other interest income increased by $751. This increase was from additional employee notes for purchase of the Company's shares, from increased short-term advances to co-investment partnerships, and from a gap loan to one co-investment partnership that was repaid in December 1998.

     Property operating expenses increased by $8,650, or 24.8%. This increase is principally due to the increase in the number of apartment homes through acquisition or development. On a same community basis, property operating expenses increased by $1,143, or 3.7%. The increase in operating expense is largely due to a $435 increase in real estate taxes, a $508 increase in personnel costs and a $307 increase in repairs and maintenance. This increase was offset in part by a $245 reduction of utilities expense resulting from the implementation of billings to residents and the installation of water and energy conservation equipment.

     Interest expense, net of the amounts capitalized, increased to $20,263 from $11,995, or 68.9%, primarily due to increased indebtedness incurred in conjunction with property acquisition, development and investments in joint ventures.

     General and administrative expenses increased to $3,993 for the year ended December 31, 1998 from $2,850, or 40.1%, for the year ended
December 31, 1997. The increase is primarily attributable to increased compensation and compensation-related costs attributable to both additional employees, increased rates of compensation and $422 of dead deal costs.

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

     Total property revenues increased by $9,686, or 12.7%. On a same community basis, total property revenues increased by $1,507, or 2.1%.

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

     Property operating expenses increased by $2,997, or 9.3%. On a same community basis, property operating expenses increased by $119, or 0.4%. The increase in individual community operating expenses was generally proportionate to the increase in total operating expenses, except that utilities expense decreased by $74, or 1.8%, as the Company continued implementation of its Resident Utility Billing System and installation of water and energy conservation equipment, and insurance expense decreased by $119, or 12.2%.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company had $4,546 in cash and cash equivalents and $65,000 in availability under its $200,000 unsecured line of credit.

     On February 20, 1998, the Company privately placed $75,000 of Series B preferred shares with an institutional investor. The shares were issued at $24 per share. Funding occurred in three equal installments in March, June and September 1998. Proceeds from this private placement, net of 1.12% in offering costs, were $74,160.

     During 1998, nineteen of the Company's wholly-owned stabilized communities are unencumbered. There are no fixed rate loans on wholly-owned communities with maturity dates prior to June 2003.

     Net cash flows provided by operating activities for the year ended December 31, 1998 increased to $47,175 from $39,129 for the year ended December 31, 1997. The increase is primarily due to an increase in property net operating income and an increase in other revenues.

     Cash flows used in investing activities for the year ended
December 31, 1998 decreased to $121,935 from $170,900 for the year ended December 31, 1997. The decrease consisted primarily of fewer acquisitions and repayments from affiliates of the Company's advances for development costs.

     Net cash flows provided by financing activities for the year ended December 31, 1998 were $73,630. In 1998, cash flows include repayments of borrowings of $361,599 and $74,160 net proceeds from the private placement of convertible preferred shares reduced by employees' and trustees' notes.

     The share prices of most REITs are generally depressed relative to share price levels of one or two years ago. Although the Company's share value held up better than its peers in 1998 (it was the same as it was at the end of 1997), it has declined in 1999. The Company does not anticipate raising any significant public equity capital in the near-term and will fund its construction and development activities primarily by raising additional Co-investment equity and through additional borrowings under its line of credit.

     Funds from operations ("FFO") is defined as net income (computed in accordance with generally accepted accounting principles("GAAP")), excluding gains (losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships, joint ventures and other affiliates. Adjustments for unconsolidated partnerships, joint ventures and other affiliates are calculated to reflect FFO on the same basis.

     FFO is widely accepted in measuring the performance of equity REITs. An understanding of the Company's FFO will enhance the reader's comprehension of the Company's results of operations and cash flows as presented in the financial statements and data included elsewhere herein. FFO should not be considered an alternative to net income or any other GAAP measurement as a measure of the results of the Company's operations, the Company's cash flows or liquidity.

     FFO for the years ended December 31, 1998 and 1997 is summarized as follows:

                                              1998          1997
                                             -------      -------
         Net income before minority
           interest and
           extraordinary item                $34,697       28,926
         Depreciation                         17,963       13,220
         Share of co-investment
           partnerships' depreciation          3,793        2,483
         Share of Service Company's
           goodwill amortization                 400        --
         Gains on sales of residential
           properties                         (3,621)      (2,457)
                                             -------      -------
             FFO                             $53,232       42,172
                                             =======      =======
             Weighted average
               diluted shares
               and units                      22,760       19,848
                                             =======      =======

     The Company expects to pay quarterly dividends from cash available for distribution. Until distributed, funds available for distribution will be invested in short-term investment grade securities or used to temporarily reduce outstanding balances on the Company's revolving lines of credit.

     FFO as shown above is net of startup losses at newly-constructed communities. At some communities, the initial lease-up was so rapid that there were no startup losses.

     In the typical situation, startup losses will be recorded between the time the first apartment building is delivered from construction until occupancy levels are adequate to recover all costs and expenses (including interest but excluding depreciation). FFO, as shown above for 1998 and 1997, is shown net of startup losses of $1,387 and $1,096, respectively. The startup losses for 1998 are attributable to the initial lease-up of AMLI at AutumnChase III, AMLI at Killian Creek, AMLI at Park Creek, AMLI at Wells Branch, AMLI at Oakhurst North, AMLI on the Parkway, AMLI at Fox Valley, AMLI at Fossil Creek and AMLI at Northwinds. The startup losses for 1997 are attributable to the initial lease-up of AMLI at AutumnChase III, AMLI at Town Center, AMLI at Crown Colony II, AMLI at River Park, AMLI at Barrett Lakes, AMLI at Fox Valley, AMLI at Fossil Creek, AMLI at Peachtree City, and AMLI at Northwinds. Additional amounts will be recorded in 1999 as initial lease-up is completed at these and other communities which will enter the lease-up period during 1999.

     The Company expects to meet its short-term liquidity requirements by using its working capital and any portion of net cash flow from operations not distributed currently. The Company is of the opinion that its future net cash flows will be adequate to meet operating requirements in both the short and the long term and provide for payment of dividends by the Company in accordance with REIT requirements. In order to qualify as a REIT, the Company is required to distribute dividends to its shareholders equal to 95% of its REIT taxable income. The Company's REIT taxable income for the year 1998 was $23,215 which would require the Company to pay dividends of approximately $22,054. For the year ended December 31, 1998, the Company paid dividends to its shareholders of $32,728 (141% of REIT taxable income), of which approximately 6.9% represents a return of capital and 20.6% is capital gain.

     The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities and repayment of loans for construction, development, and acquisition activities through the issuance of long-term secured and unsecured debt and additional equity securities of the Company (or OP Units). On July 20, 1995, the Company's shelf registration became effective. The registration covers up to an aggregate of $200,000 of preferred shares, common shares and warrants to purchase which the Company may issue from time to time. Through December 31, 1998, the Company has issued common and preferred shares that total approximately $128,467, leaving a balance of $71,533 that the Company may issue in the future.

COMPANY INDEBTEDNESS

     The Company's debt as of December 31, 1998 includes $176,370 (48% of the total) which is secured by first mortgages on 12 of the wholly-owned communities and is summarized as follows:

                              SUMMARY DEBT TABLE
                              ------------------

Type of                 Weighted Average            Outstanding     Percent
Indebtedness              Interest Rate               Balance      of Total
------------            ----------------            -----------    --------

Fixed Rate
Mortgages                     7.6%                     $176,370       48.0%

Tax-Exempt           Tax-Exempt Rate + 1.23%             40,750       11.1%
Bonds (1)            Tax-Exempt Rate + 1.15%              9,500        2.6%

Lines of
Credit (2)                LIBOR + .90%                  135,000       36.7%

Notes payable
to Service
Companies                    Various                      5,750        1.6%
                                                       --------      ------
     Total                                             $367,370      100.0%
                                                       ========      ======
--------------------

(1) The tax-exempt bonds bear interest at a variable tax-exempt rate that is adjusted weekly based on the re-marketing of these bonds (3.0% for AMLI at Spring Creek and 2.92% for AMLI at Poplar Creek at March 1, 1999). The AMLI at Spring Creek bonds mature on October 1, 2024 and the related credit enhancement expires on October 15, 2002. The AMLI at Poplar Creek bonds mature on February 1, 2024 and the related credit enhancement expires on December 18, 2002.

(2) Amounts borrowed under lines of credit are due in 2001. The interest rate on $50,000 has been fixed pursuant to interest rate swap contracts.


DEVELOPMENT ACTIVITIES

     At December 31, 1998, the Company has made capital contributions totalling $81,047 to its existing co-investment partnerships and anticipates funding substantially all of its remaining commitment of $21,339 during 1999 to complete the 3,376 apartment homes being developed by co-investment partnerships.

     Two of the five wholly-owned communities currently under development, AMLI at St. Charles and AMLI at Monterey Oaks, are anticipated to be contributed to co-investment partnerships in 1999. These 830 apartment homes under construction have estimated costs to complete of $59,095, will be funded in 1999 and 2000. The Company expects to incur $15,806 in 1999 to complete the 656 apartment homes in the remaining three wholly-owned communities under development.

     The Company owns land for the development of an additional 3,522 apartment homes in Ft. Worth and Houston, Texas; Noblesville, Indiana; Summit, Missouri and Atlanta, Georgia. The Company has earnest money deposits of $1,141 for six land parcels anticipated to be acquired in 1999 for future development.

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

     During 1998 and 1997, a total of $6,378 and $5,592 was spent on building repairs and maintenance (including contract services), respectively, and $2,298 and $1,796 was spent on landscaping and grounds maintenance, respectively, as follows:
                                                   1998            1997
                                                  ------          ------
    BUILDING REPAIRS AND MAINTENANCE
       Painting (exterior and interior)           $1,691           1,293
       Carpet and vinyl                              810             675
       Carpentry                                      87              76
       Heating and air-conditioning                  183             190
       Plumbing                                      250             223
       Appliances                                    155             181
       Electrical systems                            185             120
       Parking lots/resurfacing                      138             326
       Other repairs and maintenance               1,090             810

    CONTRACT SERVICES
       Property monitoring services                  496             621
       Rubbish collection services                   601             504
       Cleaning services                             395             277
       Pest control services                         192             179
       Other services                                105             117
                                                  ------           -----
                                                  $6,378           5,592
                                                  ======           =====
    LANDSCAPING AND GROUNDS MAINTENANCE
       Lawn maintenance                           $2,116           1,683
       Seasonal color                                 48              43
       All other                                     134              70
                                                  ------           -----
                                                  $2,298           1,796
                                                  ======           =====

     During 1998 and 1997, a total of $3,991 and $3,323, respectively, in expenditures was capitalized in accordance with the Company's policy, as follows:

                                                   1998            1997
                                                  ------          ------
       Carpet replacements                        $1,902           1,485
       Carports and entry gates                       55             398
       Energy saving lighting fixtures               145              96
       Water saving devices                           11             185
       Major appliances                              267             274
       Clubhouse, amenities and
         business centers                            764             438
       Roof replacements                             311             127
       Landscaping improvements                       47              54
       All other                                     489             266
                                                  ------           -----
                                                  $3,991           3,323
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


REHAB EXPENDITURES

     The average age of AMLI's communities was a little more than eight years at the time of its Initial Offering in 1994, the same as today. AMLI intends to maintain the average effective age of its portfolio in this same approximate range by continuing to:

      1.  develop new communities;
      2.  acquire newly-constructed communities;
      3.  sell selected older properties;
      4.  co-invest selected older properties;
      5. rehab desirable, well-located older properties after they become 15-20 years old.

     AMLI has sold three older properties in the five years it has been a public company. AMLI's oldest property is now 18 years old. In September 1998, AMLI initiated its first community rehab since its Initial Offering by commencing the rehab of AMLI at Riverbend in Indianapolis.

     Rehab is a capital improvement program undertaken to repair or replace, among other things, the items described previously in the Capital Expenditures Policy at an aggregate cost of at least the greater of $3,000 per apartment home or 5% of the value of the entire apartment community. All costs (except costs to routinely paint the interiors of units at turnover) associated with a rehab will be capitalized and depreciated over their policy lives. To the extent a cost would have been expensed had it not been incurred pursuant to a rehab (pavement resurfacing, exterior painting, vinyl replacement are the primary such costs), such costs will be depreciated over fifteen years.

     Rehab expenditures are distinguished from recurring capital expenditures in that they:

      1.  are made on behalf of older properties;
      2.  are started and completed within a 24 month period;
      3. cost a minimum of $3,000 per apartment home or 5% of the value of the property being rehabbed; and
      4. are generally undertaken only once or twice during the useful life of a given property.

     AMLI's larger properties were built in phases, and the rehabs of these larger properties are anticipated to be done in phases, each extending over consecutive periods not exceeding 24 months.

INFLATION

     Virtually all apartment leases at the wholly-owned communities and co-investment communities are for six or twelve months' duration. This enables the Company to pass along inflationary increases in its operating expenses on a timely basis. Because the Company's property operating expenses (exclusive of depreciation and amortization) are approximately 40.4% of rental and other revenue, increased inflation typically results in comparable increases in income before interest and general and administrative expenses, so long as rental market conditions allow increases in rental rates while maintaining stable occupancy.

     An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At December 31, 1998, the Company's exposure (including the Company's proportionate share of its co-investment partnerships' expense) to rising interest rates is mitigated by the existing debt level of approximately 40% of the Company's total market capitalization at December 31, 1998 (45% including the Company's share of co-investment partnerships' debt), the high percentage of intermediate-term fixed rate debt (48% of total debt), and the use of interest rate swaps to effectively fix the interest rate on $20,000 of floating rate debt through November 2002 and $30,000 through February 2003 (14% of total debt) of the Company's floating rate debt. As a result, for the foreseeable future, increases in interest expense resulting from increasing inflation are anticipated to be less than future increases in income before interest and general and administrative expenses.

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

     The Company and the Service Companies have replaced all primary data processing systems within the last thirty months and believe the new systems are Year 2000 compliant. The Company has commenced testing of its data processing systems; some testing will be complete by March 31, 1999, and all testing is now anticipated to be complete by September 30, 1999. Little remedial action is anticipated. Some external consultants are being engaged by the Service Companies to assist these testing efforts and remedial action, if any is required. Total costs for using outside consultants in this effort is estimated at less than $100,000, most of which has yet to be incurred.

     The Company has undertaken a review of other aspects of its operations that may be affected by the Year 2000 problem. In the currently expected worst case scenarios, either a computer program or software could malfunction, or mechanical operations, such as elevators, electronic locking or entry systems and HVAC systems, could malfunction. AMLI believes that each of these problems can be temporarily corrected manually, and repaired permanently in a short period of time. The Company has contacted all its significant vendors, including banks and companies providing outsourcing services for payroll and benefits administration, to ensure that these vendors are satisfactorily addressing the problem. The Company continues to be of the opinion that there will be no direct material effect on its operating performance or results of operations from the Year 2000 problem. Although the Company intends to diligently continue preparations for Year 2000, it is not possible to quantify potential indirect effects resulting from the lack of readiness on the part of others with whom the Company conducts its business.

     Contingency plans have been prepared for use by all community locations and for all departments at AMLI's corporate offices. In general, these plans provide for ensuring that hard copy of all significant reports is made at the end of 1999; they describe the manual procedures that will have to be performed during any period of disruption of services or communication; and they provide for inventorying a larger than usual quantity of supplies including computer supplies and fax machines, in case replacements are required as a result of any Year 2000 casualty.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     MARKET RISK

     The Company is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes.

     The Company's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.
                                                                        Esti-
                                                                        mated
                                                       There-           Fair
                 1999   2000    2001    2002    2003   after   Total    Value
                 ----   ----    ----    ----    ----  ------- -------   -----

Fixed rate
  debt . . .     $750                          75,270 106,100 182,120 185,220
Average
 interest
 rate. . . .     4.0%                            7.5%    7.8%    7.7%    7.5%

Variable
 rate LIBOR
 debt. . . .                  135,000                         135,000 135,000
Average
 interest
 rate. . . .                     6.5%                            6.5%    6.5%

Variable
 rate TENR
 debt. . . .                                           50,250  50,250  50,250
Average
 interest
 rate. . . .                                             5.4%    5.4%    5.4%
                 ----  ------ -------  ------  ------ ------- ------- -------

                 $750    --   135,000    --    75,270 156,350 367,370 370,470
                 ====  ====== =======  ======  ====== ======= ======= =======


     The table incorporates only those exposures that exist as of December 31, 1998; it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates.

     The following summarizes certain information pursuant to interest rate limitation and swap contracts at December 31, 1998.

                                                              Approximate
                                                               Value of
                                     Remaining   Cumulative   Liability at
Notional     Fixed       Type of     Contract       Cash      December 31,
Amount      Rate (1)     Contract    Maturity       Paid        1998 (2)
--------    --------     --------    ---------   ----------   ------------
$10,000       6.216%       Swap       11/01/02      $ 64            405
 10,000       6.029%       Swap       11/01/02        44            340
 20,000       6.145%       Swap       02/15/03        94            801
 10,000       6.070%       Swap       02/18/03        40            373
-------                                             ----          -----
$50,000                                             $242          1,919
=======                                             ====          =====

(1) The fixed rate for the swaps includes the swap spread (the risk component added to the Treasury yield to determine a fixed rate; excludes lender's spread).

(2) "Value of Liability" represents the approximate amount which would have to be paid as of December 31, 1998 to terminate these contracts. This amount is not recorded as a liability in the accompanying balance sheet as of December 31, 1998.

(3) Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," becomes effective for all fiscal quarters for fiscal years beginning after June 15, 1999 and is not expected to have a material impact on the Company's financial statements.



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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                       AMLI RESIDENTIAL PROPERTIES TRUST

                                     INDEX


                                                                     PAGE
                                                                     ----

Independent Auditors' Report . . . . . . . . . . . . . . . . .         46

Consolidated Balance Sheets, December 31, 1998 and 1997. . . .         47

Consolidated Statements of Operations, years ended
  December 31, 1998, 1997 and 1996 . . . . . . . . . . . . . .         49

Consolidated Statements of Shareholders' Equity,
  years ended December 31, 1998, 1997 and 1996 . . . . . . . .         51

Consolidated Statements of Cash Flows, years ended
  December 31, 1998, 1997 and 1996 . . . . . . . . . . . . . .         53

Notes to Consolidated Financial Statements . . . . . . . . . .         55


                                                                 SCHEDULE
                                                                 --------

Consolidated Real Estate and Accumulated Depreciation. . . . .        III


SCHEDULES NOT FILED:

All schedules other than those indicated in the above index have been omitted as the required information is inapplicable.

                         INDEPENDENT AUDITORS' REPORT


The Board of Trustees and Shareholders
AMLI Residential Properties Trust:


We have audited the accompanying consolidated balance sheets of AMLI Residential Properties Trust (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the management of the Company. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






                                                      KPMG LLP


Chicago, Illinois
February 23, 1999


                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                              CONSOLIDATED BALANCE SHEETS

                                              DECEMBER 31, 1998 AND 1997
                                       (Dollars in thousands, except share data)
                                                                                     1998               1997
                                                                                  ----------         ---------
ASSETS:

Rental apartments:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 91,459            78,476
  Depreciable property . . . . . . . . . . . . . . . . . . . . . . . . . .           586,507           496,747
                                                                                    --------         ---------
                                                                                     677,966           575,223
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . .           (78,143)          (62,641)
                                                                                    --------         ---------
                                                                                     599,823           512,582

Property under development . . . . . . . . . . . . . . . . . . . . . . . .            61,798            78,724

Investments in partnerships. . . . . . . . . . . . . . . . . . . . . . . .            72,150            50,729

Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .             4,546             5,676
Deferred expenses, net . . . . . . . . . . . . . . . . . . . . . . . . . .             2,942             3,140
Security deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,684             1,821
Notes receivable from and advances to Service Companies. . . . . . . . . .            31,277            18,356
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            11,372             8,950
                                                                                    --------         ---------
          Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .          $785,592           679,978
                                                                                    ========         =========





                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                        CONSOLIDATED BALANCE SHEETS - CONTINUED


                                                                                     1998               1997
                                                                                  ----------         ---------
LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:

Debt (note 5). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $367,370           333,250
Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . . .             2,170             1,389
Accrued real estate taxes payable. . . . . . . . . . . . . . . . . . . . .            10,141             9,334
Construction costs payable . . . . . . . . . . . . . . . . . . . . . . . .             1,967             8,403
Security deposits and prepaid rents. . . . . . . . . . . . . . . . . . . .             3,420             2,722
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             3,096             2,978
                                                                                    --------         ---------
     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .           388,164           358,076
                                                                                    --------         ---------
Commitments and contingencies (note 8)

Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            54,574            51,463
                                                                                    --------         ---------

SHAREHOLDERS' EQUITY:

Series A Cumulative Convertible Preferred shares of beneficial interest, $0.01 par value 1,500,000 authorized, 1,200,000 issued and 1,100,000 outstanding (aggregate liquidation preference
  of $22,200 and $22,195, respectively). . . . . . . . . . . . . . . . . .                11                11

Series B Cumulative Convertible Preferred shares of beneficial interest, $0.01 par value, 3,125,000 authorized, issued and outstanding (aggregate liquidation price of $76,406 at
  December 31, 1998) . . . . . . . . . . . . . . . . . . . . . . . . . . .                31             --

Shares of beneficial interest, $0.01 par value, 145,375,000
  authorized, 16,655,155 and 16,577,580 common shares
  issued and outstanding, respectively . . . . . . . . . . . . . . . . . .               167               166
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .           420,303           341,148
Employees' and trustees' notes . . . . . . . . . . . . . . . . . . . . . .           (10,668)           (6,924)
Dividends paid in excess of earnings . . . . . . . . . . . . . . . . . . .           (66,990)          (63,962)
                                                                                    --------         ---------
    Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . .           342,854           270,439
                                                                                    --------         ---------
    Total liabilities and shareholders' equity . . . . . . . . . . . . . .          $785,592           679,978
                                                                                    ========         =========

                             See accompanying notes to consolidated financial statements.

                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                     YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                       (Dollars in thousands, except share data)

                                                                  1998               1997               1996
                                                               ----------         ---------          ---------
Revenues:
  Property:
    Rental . . . . . . . . . . . . . . . . . . . . . . .         $101,892            80,479             71,863
    Other. . . . . . . . . . . . . . . . . . . . . . . .            5,937             4,339              3,269
Interest and share of income from Service Companies. . .            2,760             1,151                632
Other interest . . . . . . . . . . . . . . . . . . . . .            1,272               521                224
Income from partnerships . . . . . . . . . . . . . . . .            2,169               925                569
Other. . . . . . . . . . . . . . . . . . . . . . . . . .            3,323             2,658              1,714
                                                                ---------          --------           --------
          Total revenues . . . . . . . . . . . . . . . .          117,353            90,073             78,271
                                                                ---------          --------           --------

Expenses:
  Personnel. . . . . . . . . . . . . . . . . . . . . . .           10,073             7,648              6,714
  Advertising and promotion. . . . . . . . . . . . . . .            2,982             2,147              1,917
  Utilities. . . . . . . . . . . . . . . . . . . . . . .            4,272             4,087              4,161
  Building repairs and maintenance and services. . . . .            6,378             5,592              4,933
  Landscaping and grounds maintenance. . . . . . . . . .            2,298             1,796              1,736
  Real estate taxes. . . . . . . . . . . . . . . . . . .           12,539             9,476              8,465
  Insurance. . . . . . . . . . . . . . . . . . . . . . .              841               858                977
  Property management fees . . . . . . . . . . . . . . .            2,698             2,147              1,878
  Other operating expenses . . . . . . . . . . . . . . .            1,512             1,192              1,165
  Interest . . . . . . . . . . . . . . . . . . . . . . .           20,263            11,995             11,916
  Amortization of deferred costs . . . . . . . . . . . .              465               596              1,370
  Depreciation . . . . . . . . . . . . . . . . . . . . .           17,963            13,220             11,321
  General and administrative . . . . . . . . . . . . . .            3,993             2,850              2,353
                                                                ---------          --------           --------
          Total expenses . . . . . . . . . . . . . . . .           86,277            63,604             58,906
                                                                ---------          --------           --------
Income before nonrecurring gains,
  minority interest and extraordinary item . . . . . . .           31,076            26,469             19,365
Gain on sales of residential properties. . . . . . . . .            3,621             2,457              --
Gain resulting from interest rate cap contracts. . . . .            --                --                   584
                                                                ---------          --------           --------




                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                   CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED


                                                                  1998               1997               1996
                                                               ----------         ---------          ---------
Income before minority interest and
  extraordinary item . . . . . . . . . . . . . . . . . .           34,697            28,926             19,949
Minority interest. . . . . . . . . . . . . . . . . . . .            4,997             4,378              3,581
                                                                ---------          --------           --------
Income before extraordinary item . . . . . . . . . . . .           29,700            24,548             16,368
Extraordinary item -
  loss on early extinguishment of debt
  (net of minority interest) . . . . . . . . . . . . . .            --                 (196)            (1,118)
                                                                ---------          --------           --------
          Net income . . . . . . . . . . . . . . . . . .           29,700            24,352             15,250

Less income attributable to preferred shares . . . . . .            4,875             1,903              1,746
                                                                ---------          --------           --------
          Net income attributable to
            common shares. . . . . . . . . . . . . . . .        $  24,825            22,449             13,504
                                                                =========          ========           ========

Income per common share (basic and diluted):
  Before extraordinary item. . . . . . . . . . . . . . .        $    1.49              1.44               1.20
  Extraordinary item . . . . . . . . . . . . . . . . . .            --                 (.01)              (.09)
  Net income . . . . . . . . . . . . . . . . . . . . . .             1.49              1.43               1.11
Dividends declared and paid per common share . . . . . .             1.76              1.73               1.72



















                             See accompanying notes to consolidated financial statements.

                                              AMLI RESIDENTIAL PROPERTIES TRUST

                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                        YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                                   (Dollars in thousands)


                                                   SHARES OF                      EMPLOYEES'   DIVIDENDS
                                               BENEFICIAL INTEREST    ADDITIONAL     AND        PAID IN
                                             ---------------------     PAID-IN    TRUSTEES'    EXCESS OF
                                               SHARES       AMOUNT     CAPITAL      NOTES       EARNINGS     TOTAL
                                              -------       ------   ----------   ---------    ---------   ---------

Balance at December 31, 1995 . . . . . .   11,681,659         $117      218,752       --         (52,706)    166,163

  Shares issued in connection with:
     Class A Preferred shares
       offering. . . . . . . . . . . . .    1,200,000           12       23,906       --           --         23,918
     Common shares offering. . . . . . .    2,976,900           30       60,957       --           --         60,987
     Executive Share Purchase Plan . . .       35,700           --          779       --           --            779
  Employees' and Trustees' notes . . . .        --              --        --           (487)       --           (487)
  Units converted to shares. . . . . . .       17,776           --          270       --           --            270
  Reallocation of minority interest. . .        --              --       (3,079)      --           --         (3,079)
  Dividends paid in excess of
    earnings . . . . . . . . . . . . . .        --              --        --          --          (6,529)     (6,529)
                                           ----------         ----     --------     -------     --------     -------
Balance at December 31, 1996 . . . . . .   15,912,035          159      301,585        (487)     (59,235)    242,022

  Shares issued in connection with:
     Common shares offering. . . . . . .    1,694,700           17       37,430       --           --         37,447
     Executive Share Purchase Plan . . .       36,310          --           840       --           --            840
  Employees' and Trustees' notes,
    net of repayments. . . . . . . . . .        --             --         --         (6,437)       --         (6,437)
  Units converted to shares. . . . . . .       34,535            1          543       --           --            544
  Reallocation of minority interest. . .        --             --           750       --           --            750
  Dividends paid in excess of
    earnings . . . . . . . . . . . . . .        --             --         --          --          (4,727)     (4,727)
                                           ----------         ----      -------     -------      -------     -------
Balance at December 31, 1997 . . . . . .   17,677,580          177      341,148      (6,924)     (63,962)    270,439





                                              AMLI RESIDENTIAL PROPERTIES TRUST

                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - CONTINUED



                                                   SHARES OF                      EMPLOYEES'   DIVIDENDS
                                               BENEFICIAL INTEREST    ADDITIONAL     AND        PAID IN
                                             ---------------------     PAID-IN    TRUSTEES'    EXCESS OF
                                               SHARES       AMOUNT     CAPITAL      NOTES       EARNINGS     TOTAL
                                              -------       ------   ----------   ---------    ---------   ---------

  Shares issued in connection with:
     Class B Preferred shares offering .    3,125,000           31       74,125       --           --         74,156
     Executive Share Purchase Plan . . .       43,153            1          971       --           --            972
     Options exercised . . . . . . . . .        1,666          --            34       --           --             34
  Employees' and Trustees' notes,
    net of repayments. . . . . . . . . .        --             --         --         (3,744)       --         (3,744)
  Units converted to shares. . . . . . .       32,756          --           671       --           --            671
  Reallocation of minority interest. . .        --             --         3,354       --           --          3,354
  Dividends paid in excess
    of earnings. . . . . . . . . . . . .        --             --         --          --          (3,028)     (3,028)
                                           ----------         ----      -------     -------      -------     -------
Balance at December 31, 1998 . . . . . .   20,880,155         $209      420,303     (10,668)     (66,990)    342,854
                                           ==========         ====      =======     =======      =======     =======























                                See accompanying notes to consolidated financial statements.

                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                                (Dollars in thousands)
                                                                   1998               1997              1996
                                                                ---------          ---------         ---------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . .        $  29,700             24,352            15,250
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization . . . . . . . . . . .           18,428             13,816            12,691
     Income from partnerships. . . . . . . . . . . . . .           (2,169)              (915)             (569)
     (Income) loss from Service Companies. . . . . . . .              134               (104)              238
     Gain resulting from interest rate cap contracts . .            --                 --                 (584)
     Loss on early extinguishment of debt. . . . . . . .            --                   211             1,365
     Gain on sale of residential property. . . . . . . .           (3,621)            (2,457)            --
     Minority interest . . . . . . . . . . . . . . . . .            4,997              4,341             3,334
  Changes in assets and liabilities:
    (Increase) decrease in deferred expenses . . . . . .             (113)              (586)               35
    Decrease (increase) in security deposits . . . . . .              137                (84)              143
    Increase in other assets . . . . . . . . . . . . . .           (2,382)              (711)           (1,568)
    Increase in accrued real estate taxes
      and interest payable . . . . . . . . . . . . . . .            1,248                615               439
    Increase (decrease) in tenant security deposits
      and prepaid rents. . . . . . . . . . . . . . . . .              698                (35)              318
    Increase in other liabilities. . . . . . . . . . . .              118                686               842
                                                                ---------          ---------         ---------
          Net cash provided by operating activities. . .           47,175             39,129            31,934
                                                                ---------          ---------         ---------
Cash flows from investing activities:
  Net cash proceeds from sale of residential property. .           10,263             13,394             --
  Investments in partnerships, net of
    cash distributions . . . . . . . . . . . . . . . . .               25            (11,552)          (16,317)
  Advances to affiliates . . . . . . . . . . . . . . . .          (10,440)           (10,351)           (5,285)
  Earnest money deposits . . . . . . . . . . . . . . . .             (447)            (1,660)             (175)
  Capital expenditures - existing properties . . . . . .           (3,991)            (3,323)           (1,937)
  Acquisition properties . . . . . . . . . . . . . . . .          (74,541)          (104,493)            --
  Properties under development, net of co-investors'
    share of costs . . . . . . . . . . . . . . . . . . .          (36,368)           (59,055)          (44,100)
  (Decrease) increase in construction costs payable. . .           (6,436)             6,140               950
                                                                ---------          ---------         ---------
          Net cash used in investing activities. . . . .         (121,935)          (170,900)          (66,864)
                                                                ---------          ---------         ---------




                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                   1998              1997               1996
                                                                ---------          ---------         ---------
Cash flows from financing activities:
  Debt proceeds, net of financing costs. . . . . . . . .          402,355            249,088           165,589
  Debt repayments, including prepayment
    penalties in 1997 and 1996 . . . . . . . . . . . . .         (361,599)          (119,528)         (184,122)
  Net proceeds from the sale of interest
    rate cap contracts . . . . . . . . . . . . . . . . .            --                 --                1,310
  Net proceeds from treasury lock contracts. . . . . . .            --                 --                1,424
  Proceeds from preferred shares offering,
    net of issuance costs. . . . . . . . . . . . . . . .           74,160              --               23,918
  Proceeds from common shares offerings,
    net of issuance costs. . . . . . . . . . . . . . . .            --                37,447            61,169
  Employees' and Trustees' notes, net of proceeds
    from issuance of Executive Share
    Purchase Plan and Option Plan shares . . . . . . . .           (2,664)            (5,597)              292
  Distributions to partners. . . . . . . . . . . . . . .           (5,894)            (5,175)           (4,859)
  Dividends paid . . . . . . . . . . . . . . . . . . . .          (32,728)           (29,079)          (21,779)
                                                                ---------          ---------         ---------
          Net cash provided by
            financing activities . . . . . . . . . . . .           73,630            127,156            42,942
                                                                ---------          ---------         ---------
Net (decrease) increase in
  cash and cash equivalents. . . . . . . . . . . . . . .           (1,130)            (4,615)            8,012
Cash and cash equivalents
  at beginning of year . . . . . . . . . . . . . . . . .            5,676             10,291             2,279
                                                                ---------          ---------         ---------
Cash and cash equivalents
  at end of year . . . . . . . . . . . . . . . . . . . .        $   4,546              5,676            10,291
                                                                =========          =========         =========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest,
    net of amount capitalized. . . . . . . . . . . . . .        $  19,482             11,767            11,985
                                                                =========          =========         =========







                             See accompanying notes to consolidated financial statements.

                       AMLI RESIDENTIAL PROPERTIES TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years ended December 31, 1998, 1997 and 1996
                   (Dollars in thousands, except share data)


1.   ORGANIZATION AND BASIS OF PRESENTATION

     ORGANIZATION

     AMLI Residential Properties Trust ("AMLI" or the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), was formed on February 15, 1994 to continue and expand the multifamily property business previously conducted by Amli Realty Co. ("ARC") and its affiliates. The Company is the sole general partner of AMLI Residential Properties, L.P. (the "Operating Partnership") in which it holds an 85% interest. All the properties and property interests are owned and operated through the Operating Partnership. The Company and its affiliates develop, acquire, lease, manage and hold for investment upscale residential apartment communities.

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

     The Company's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     REAL ESTATE ASSETS AND DEPRECIATION

     Real estate assets are stated at cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred; replacements having an estimated useful life of at least one year and betterments are capitalized and depreciated over their estimated useful lives.
Depreciation is computed on a straight-line basis over useful lives of the properties (buildings and related land improvements -- 40 years; furniture, fixtures and equipment -- 5 - 15 years). Thirteen apartment communities having an original undepreciated cost of $281,565 are pledged to secure debt (see note 5).

                       AMLI RESIDENTIAL PROPERTIES TRUST

     In September 1998, AMLI initiated its first community rehab since its Initial Offering by commencing the rehab of AMLI at Riverbend in Indianapolis. Rehab is a capital improvement program involving significant repairs, replacements and improvements at an aggregate cost of at least the greater of $3,000 per apartment home or 5% of the value of the entire apartment community. All costs (except costs to routinely paint the interiors of units at turnover) associated with a rehab will be capitalized and depreciated over their policy lives. To the extent a cost would have been expensed had it not been incurred pursuant to a rehab (pavement re-surfacing, exterior painting, vinyl replacement are the primary such costs), such costs will be depreciated over fifteen years.

     In conjunction with acquisitions of existing properties, it is the Company's policy to provide in its acquisition budgets adequate funds to complete any deferred maintenance items and to otherwise make the properties acquired competitive with comparable newly-constructed properties. In some cases the Company will provide in its acquisition budget additional funds to upgrade or otherwise improve new acquisitions. All such costs are capitalized when subsequently incurred as costs of acquisition properties.

     On October 27, 1998, the Company closed on the acquisition of two TCR-Midwest communities, AMLI at Eagle Creek in Indiana and AMLI at Lexington Farms in Kansas. The two communities have a total of 644 apartment homes, and the acquisition price of $48,150 was paid in cash of $41,108 and OP Units valued at $7,042. In addition, the acquisition of a third TCR-Midwest community, AMLI at Centennial Park in Kansas, a 170-unit apartment community, closed on October 28, 1998. The acquisition price of $16,250 was paid in cash of $15,337 and the balance in OP Units.

     On December 30, 1998, the Company closed the sale of the 212-unit AMLI at Reflections apartments located in Irving, Texas. The sale price of $10,400 was paid in cash, resulting in a gain of $3,621.

     On December 10, 1997, the Company completed the sale of the 350-unit AMLI at Bear Creek apartments located in Euless, Texas. The sale price of $13,775 was paid in cash, resulting in a gain of $2,457.

     Losses in carrying values of investment assets are provided by management when the losses become apparent and the investment asset is considered impaired in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Management evaluates its investment properties at least quarterly to assess whether any impairment indications are present, comparing current net operating income as a percentage of cost to income capitalization rates. If any investment asset is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value. No such losses have been required or provided in the accompanying financial statements.

     PROPERTIES UNDER DEVELOPMENT

     Land being planned for development and all apartment homes in a new community or new phase are reported as "property under development" until the entire community or new phase is substantially complete and stabilized (generally 95% occupancy). Upon stabilization, all apartment homes in the community or new phase are reported as "Rental apartments."

     Regardless of whether or not 95% occupancy is achieved, a community or new phase will be reported as "Rental apartments" no later than six months following substantial completion of construction.

                       AMLI RESIDENTIAL PROPERTIES TRUST

     During 1997, the Company acquired five land parcels located in Ft. Worth, Texas and Atlanta, Georgia for a total cost of $9,110. A 200-unit apartment community known as AMLI at Park Creek was developed on one land parcel located in Atlanta, which achieved stabilized operations in the fourth quarter of 1998. The development of three land parcels is well underway and one is currently in lease-up. The remaining land parcel is currently held for sale.

     During 1998, the Company acquired thirteen land parcels for development for a total cost of $33,650. The sites are located in Atlanta, Indianapolis, Eastern Kansas, Metropolitan Chicago, Dallas, Austin and Houston. Construction has commenced on six of these sites in 1998 and will commence on the remaining sites in 1999. At December 31, 1998, the Company's properties under development include parcels of land in the development planning stage as follows:

                                           AMLI RESIDENTIAL PROPERTIES TRUST
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                                                          NUMBER       NUMBER          TOTAL
                                                                           OF           OF            EXPENDED
COMMUNITY                            LOCATION                             ACRES        UNITS       THRU 12/31/98
---------                            --------                             ------       ------      -------------
Wholly-Owned:
Development Communities:
 AMLI:
  at AutumnChase III                 Carrollton, TX                          24          240         $ 13,941
  at Bent Tree II                    Dallas, TX                              10          200            2,069
  at Monterey Oaks (1)               Austin, TX                              26          430            4,992
  at Killian Creek                   Gwinnett County, GA                     22          216           10,484
  at St. Charles (1)                 St. Charles, IL                         25          400            8,713
                                                                            ---        -----         --------
    Total Development Communities                                           107        1,486           40,199
                                                                            ---        -----         --------
Land held for future development:
 AMLI:
  at Champions II (1)                Houston, TX                             14          288            2,364
  at Kings Harbor (1)                Houston, TX                             15          300            2,087
  at Mesa Ridge (1)                  Ft. Worth, TX                           27          520            3,709
  at Fossil Lake                     Ft. Worth, TX                           19          324            2,844
  at Park Bridge (1)                 Atlanta, GA                             35          352            3,993
  at Prairie Lakes I                 Noblesville, IN                         17          228              835
  at Prairie Lakes II-IV             Noblesville, IN                        103        1,100            4,021
  at Summit Ridge (1)                Summit, MO                              24          410            1,746
                                                                            ---        -----         --------
    Total land held for future development                                  254        3,522           21,599
                                                                            ---        -----         --------
    Total Wholly-Owned                                                      361        5,008           61,798
                                                                            ---        -----         --------
Co-Investments (Company Ownership Percentage):
 AMLI:
  at Northwinds (35%) (2)            Atlanta, GA                             80          800           44,432
  at Deerfield (25%) (3)             Plano, TX                               18          240            8,609
  on the Parkway (25%) (4)           Dallas, TX                              10          240           15,519
  at Oakhurst North (25%) (5)        Aurora, IL                              29          464           38,092
  at Wells Branch (25%) (5)          Austin, TX                              29          576           33,030
  Creekside (25%) (3)                Overland Park, KS                       12          224            3,195
  at Wynnewood Farms (25%) (3)       Overland Park, KS                       20          232            2,858
  at Regents Crest II (25%) (3)      Overland Park, KS                        6          108            1,638
  at Castle Creek (40%) (6)          Indianapolis, IN                        16          276            3,458
  at Lake Clearwater (25%) (3)       Indianapolis, IN                        11          216            4,137
                                                                            ---        -----         --------
    Total Co-Investments                                                    231        3,376          154,968
                                                                            ---        -----         --------
    Total                                                                   592        8,384         $216,766
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

    (2) AMLI at Northwinds was conveyed at cost to a 35% owned co-investment limited liability company in
September 1997.

    (3) In December 1998, these land parcels under development were conveyed at cost to five co-investment partnerships in which the Company has a 25% ownership interest.

    (4) In July 1998, AMLI on the Parkway was conveyed at cost to a 25% owned co-investment partnership.

    (5) In June 1998, AMLI at Oakhurst North and AMLI at Wells Branch were contributed at cost to a 25% owned co-
        investment partnership.

    (6) In December 1998, AMLI at Castle Creek was contributed at cost to a 40% owned co-investment partnership.



                       AMLI RESIDENTIAL PROPERTIES TRUST

     INTEREST AND REAL ESTATE TAX CAPITALIZATION

     Interest and real estate taxes incurred during the construction period are capitalized and depreciated over the lives of the constructed assets. During the years ended December 31, 1998, 1997 and 1996, total interest capitalized was $5,695, $4,721 and $3,242, respectively. Net of amounts capitalized, total interest incurred during the years ended December 31, 1998, 1997 and 1996 aggregated $20,263, $11,995 and $11,916, respectively.

     ACQUISITION

     The Company's policy is and has been to expense internal costs (i.e., salaries and overhead of acquisition personnel) of acquiring operating properties. This policy is consistent with the recently-issued EITF 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" and thus the issuance of EITF 97-11 had no impact on the Company's results of operations.

     REVENUE RECOGNITION

     Rental revenues -- the Company leases its residential properties pursuant to operating leases with terms generally of six or twelve months. Rental income is recognized when earned; this method approximates recognition using the straight-line method over the related lease term. At December 31, 1998, apartment leases in effect provide for annual rentals aggregating approximately $111,958.

     FAIR VALUES

     The estimated fair values of the Company's financial instruments presented in these Notes to Consolidated Financial Statements have been determined by management based on pertinent information available as of December 31, 1998 and 1997, using appropriate methodologies. These estimates are not necessarily indicative of the amounts the Company could ultimately realize.

     The Company's financial instruments consist primarily of its cash equivalents, interest-bearing notes receivable, operating payables, debt and interest rate limitation contracts. The carrying amounts of the Company's cash equivalents, interest-bearing notes from the Service Companies and operating payables are considered to be a reasonable estimate of fair value due to the short-term nature of these instruments.

     At December 31, 1998, the Company's fixed rate debt that has a carrying amount of $182,120 has an estimated fair value of $185,220. The Company's liability on its interest rate limitation contracts has a total approximate fair value of $1,919 at December 31, 1998.

     CASH AND CASH EQUIVALENTS

     For purposes of the statements of cash flows, the Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

     DEFERRED EXPENSES AND INTEREST RATE LIMITATION CONTRACTS

     Deferred expenses consist primarily of financing costs which are amortized using the straight-line method over the terms of the related debt. During the construction period, amortization of deferred costs relating to properties under development is capitalized and depreciated over the lives of the constructed assets. During the years ended December 31, 1998, 1997 and 1996, capitalized amortization of deferred costs was $107, $246 and $63, respectively.

                       AMLI RESIDENTIAL PROPERTIES TRUST

     The Company uses interest rate caps and swaps to limit its exposure to increases in interest rates on its floating rate debt. The Company does not use them for trading purposes. The interest rate swaps the Company has entered into are off-balance sheet derivatives which are accounted for as "synthetic alterations," in that the borrowings on the Company's line of credit to which they relate have floating rate risk and the swaps have been designated and have been effective synthetic alterations of these borrowings. Under synthetic alteration accounting, periodic contractual payments or receipts are accounted for as adjustments to interest expense. Any derivative which cannot be accounted for as a synthetic alteration (of which the Company has none at December 31, 1998) would be carried at market value in the Company's balance sheet with changes in market value recognized in non-interest income.

     At December 31, 1998, the Company was a party to various interest rate swap agreements which require the Company to pay to counterparties on a monthly basis the amounts, if any, by which the Company's interest cost on the fixed rate basis exceeds the interest payments it makes on certain floating rate debt.

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

     The following summarizes certain information pursuant to interest rate limitation and swap contracts at December 31, 1998.


                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



                                                                                   Approximate
                                                                                    Value of
                                    Type          Remaining      Cumulative        Liability
Notional          Fixed              of           Contract          Cash            December
Amount           Rate (1)         Contract        Maturity          Paid            1998 (2)
--------         -------          --------        ---------      ----------        -----------

$10,000          6.216%             Swap          11/01/02         $ 64                 405
 10,000          6.029%             Swap          11/01/02           44                 340
 20,000          6.145%             Swap          02/15/03           94                 801
 10,000          6.070%             Swap          02/18/03           40                 373
-------                                                            ----               -----
$50,000                                                            $242               1,919
=======                                                            ====               =====



      (1)   The fixed rate for the swaps includes the swap spread (the risk component added to the Treasury yield to determine a fixed rate; excludes lender's spread).

      (2)   "Value of Liability" represents the approximate amount which would have to be paid as of December 31,
1998 to terminate these contracts.  This amount is not recorded as a liability in the accompanying balance sheet as of December 31, 1998.

      (3)   Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and
Hedging Activities," becomes effective for all fiscal quarters for fiscal years beginning after June 15, 1999 and is not expected to have a material impact on the Company's financial statements.







                       AMLI RESIDENTIAL PROPERTIES TRUST

     OTHER ASSETS

     At December 31, 1998, other assets consist primarily of $5,686 in current receivables from affiliates, $528 in development fees receivable, $1,135 in restricted cash, $611 in tax escrow deposits and $1,141 in earnest money deposits. The Company believes that the carrying amounts of its notes receivable reasonably approximate their fair values.

     PER SHARE DATA

     In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. A reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is as follows:

                       AMLI RESIDENTIAL PROPERTIES TRUST

                                           Years Ended December 31,
                                    -------------------------------------
                                      1998          1997          1996
                                   ----------    ----------    ----------
Income before extraordinary
  items. . . . . . . . . . . . .   $   29,700        24,548        16,368
Less income attributable to
  preferred shares . . . . . . .       (4,875)       (1,903)       (1,746)
                                   ----------    ----------    ----------
Income before extraordinary
  item attributable to
  common shares. . . . . . . . .   $   24,825        22,645        14,622
                                   ==========    ==========    ==========
Weighted average common
  shares - Basic . . . . . . . .   16,624,513    15,660,225    12,141,877
Dilutive Options and Other
  Plan shares. . . . . . . . . .       65,022        84,051        21,039
Weighted average common
  shares - Dilutive. . . . . . .   16,689,535    15,744,276    12,162,916
                                   ==========    ==========    ==========
Earnings per share before
 extraordinary item:
    Basic. . . . . . . . . . . .   $     1.49          1.44          1.20
    Diluted. . . . . . . . . . .   $     1.49          1.44          1.20
                                   ==========    ==========    ==========

     RECLASSIFICATIONS

     Certain amounts in the consolidated 1998 and 1997 financial statements of the Company have been reclassified to conform with the current presentation.


3.  INVESTMENTS IN PARTNERSHIPS AND SERVICE COMPANIES

     INVESTMENTS IN PARTNERSHIPS

     At December 31, 1998, the Operating Partnership is a general partner in various co-investment partnerships and in the GP Properties (AMLI at Prairie Court in Oak Park, Illinois and AMLI at Towne Creek in Gainesville, Georgia) which are accounted for using the equity method. The Operating Partnership and the Service Companies receive various fees for services provided to these co-investment partnerships, including development fees, construction fees, acquisition fees, property management fees, asset management fees, financing fees, administrative fees and disposition fees. The Operating Partnership is entitled to shares of cash flow or liquidation proceeds in excess of its stated ownership percentages based on returns to its partners in excess of specified rates. Through December 31, 1998, the Operating Partnership has received $370 of cash flow in excess of its ownership percentages ($270 for the year ended December 31, 1998). Investments in partnerships at December 31, 1998 and the Company's 1998 share of income or loss from each are summarized as follows:

                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                    Equity                         Total       Company's    Company's
                    Company's                 -------------------   Company's       Net         Share of    Share of
                    Percentage     Total                Company's   Investment     Income     Net Income    Deprecia-
Community           Ownership      Assets      Total    Share (1)      (1)         (Loss)       (Loss)       tion
-----------         ---------      ------      -----    ---------   ----------     -----      ----------    ---------
AMLI:
 at Park Place         25%       $ 19,388      6,203        1,551        1,516       384              96         140
 at Greenwood
   Forest              15%         16,771      4,628          694          676       141              21          71
 at Champions Park     15%         12,385      3,081          462          462       110              17          54
 at Champions
   Centre              15%          9,461      2,446          367          367        56               8          43
 at Windbrooke         15%         16,637      4,613          692          692        60               9          75
 at Willeo Creek       30%         14,509      4,472        1,342        1,342        84              25         151
 at Pleasant Hill      40%         25,806     10,314        4,357        3,886       850             340         336
 at Barrett Lakes      35%         26,483      9,480        3,318        3,429       631             209         324
 at Chevy Chase        33%         43,406     13,170        4,336        4,336       815             273         414
 at Willowbrook        40%         36,183     11,120        4,448        4,359       527             211         449
 at River Park         40%         14,811      5,672        2,269        2,223       515             206         176
 at Fox Valley         25%         24,199     23,731        5,933        6,129       589             147         184
 at Fossil Creek       25%         21,428     20,460        5,115        5,212       598             149         169
 at Danada Farms       10%         47,472     21,615        2,161        2,152     1,124             113         133
 at Verandah           35%         24,646      6,820        2,406        2,468      (426)            (73)        481
 at Northwinds         35%         44,092     21,276        7,461        7,332       533             187         241
 at Regents Crest      25%         26,917     10,535        2,634        2,650       178             131         166
 at Oakhurst North     25%         39,674     36,495        9,124        9,032      (103)            (26)         61
 at Wells Branch       25%         33,794     32,685        8,171        7,595       492             123          77
 on the Parkway        25%         16,639      5,544        1,386        1,062       (40)            (10)         40
 on Timberglen         40%         11,437      4,341        1,736          266         5               2           8
 at Castlecreek        40%          3,458      3,347        1,339        1,298       --              --          --
 at Lake
   Clearwater          25%          4,137      3,869          967          941       --              --          --
 Creekside             25%          3,195      3,076          769          747       --              --          --
 at Deerfield          25%          8,609      6,080        1,520        1,371       --              --          --
 at Wynnewood
   Farms               25%          2,893      2,687          672          607       --              --          --
                                 --------   --------      -------      -------    ------          ------      ------
    Total                        $548,430    277,760       75,230       72,150     7,123           2,158       3,793
                                 ========   ========      =======      =======    ======                      ======
    GP Properties and Other                                                                           11
                                                                                                  ------
                                                                                                  $2,169
                                                                                                  ======

                       AMLI RESIDENTIAL PROPERTIES TRUST

     (1) The Company's investment in partnerships differ from the Company's share of co-investment partnerships' equity primarily due to capitalized interest on its investments in properties under development and the elimination of the Company's share of development fee income. These items are amortized over 40 years using the straight-line method.


     The fixed-rate debt financing which has been obtained from various insurance companies on behalf of these co-investment partnerships is summarized below:

                         Total       Outstanding  Interest
Community              Commitment    at 12/31/98    Rate           Maturity
---------              ----------    -----------  --------         --------
AMLI:
 at Park Place            $13,000         12,216     8.21%       October 1999
 at Deerfield              11,370          2,185     7.13%      December 1999
 at Champions Centre        6,700          6,587     8.93%       January 2002
 at Champions Park          9,500          8,840     7.26%       January 2002
 at Windbrooke             11,500         11,417     9.24%      February 2002
 at Greenwood Forest       11,625         11,564     8.95%           May 2002
 at Chevy Chase            29,767         28,951     6.67%         April 2003
 at Willeo Creek           10,000          9,744     6.77%           May 2003
 at Willowbrook            24,500         23,962    7.785%           May 2003
 at Regents Crest          16,500         16,010     7.50%      December 2003
 at Verandah               16,940         16,940     7.55%         April 2004
 on Timberglen              6,770          6,724     7.70%          June 2004
 at Danada Farms           24,500         24,500     7.33%         March 2007
 at Pleasant Hill          15,500         15,179     9.15%         March 2007
 at River Park              9,100          8,663     7.75%          June 2008
 on the Parkway            10,800         10,800     6.75%       January 2009
 at Barrett Lakes          16,680         16,680     8.50%      December 2009
 at Northwinds             33,800         20,308     8.25%       October 2010

     In general, these loans provide for monthly payments of principal and interest based on a 25 or 27 year amortization schedule and a balloon payment at maturity. Loans against newly-completed properties provide for payments of interest only for an initial period, with principal amortization commencing generally within two years of completion of construction and initial lease-up.

     At December 31, 1997, the Company was a general partner in various co-investment partnerships and in the GP Properties which are accounted for using the equity method. Investments in partnerships at December 31, 1997 and the Company's 1997 share of income or loss from each (excluding the GP Properties) are summarized as follows:


                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                  Equity                          Total       Company's     Company's
                    Company's               -------------------    Company's       Net         Share of      Share of
                    Percentage    Total               Company's    Investment     Income     Net Income     Deprecia-
Community           Ownership     Assets      Total   Share (1)       (1)         (Loss)       (Loss)         tion
-----------         ---------     ------      -----   ---------    ----------     -----      ----------     ---------

AMLI:
 at Park Place         25%       $19,562      6,359       1,590         1,554       354              90          133
 at Greenwood
   Forest              15%        17,222      5,007         751           732       (38)             (5)          70
 at Champions Park     15%        12,558      3,170         476           476       148              21           53
 at Champions
   Centre              15%         9,828      2,766         415           415         7               1           42
 at Windbrooke         15%        17,112      5,052         758           758       (21)             (3)          75
 at Willeo Creek       30%        14,982      4,789       1,437         1,437        42               9          151
 at Pleasant Hill      40%        26,764     11,287       4,811         4,389       877             341          340
 at Barrett Lakes      35%        26,423     10,854       3,799         3,925       114              50          194
 at Chevy Chase        33%        44,487     13,754       4,529         4,546       550             182          406
 at Willowbrook        40%        36,973     11,553       4,621         4,528       292             121          424
 at River Park         40%        14,510      5,756       2,302         2,256       (67)            (26)         148
 at Fox Valley         25%        24,845     22,903       5,726         5,901      (248)            (63)          70
 at Fossil Creek       25%        21,125     19,621       4,905         4,989       (62)            (16)          63
 at Danada Farms       10%        48,808     23,151       2,315         2,305       967              97          112
 at Verandah           35%        25,976      8,085       2,830         2,902       197             132          180
 at Northwinds         35%        27,106     20,995       7,362         7,267       (27)             (9)          12
 at Regents Crest      25%        25,727      9,342       2,336         2,349        (2)             (1)          10
                                --------   --------     -------       -------    ------            ----       ------
    Total                       $414,008    184,444      50,963        50,729     3,083             921        2,483
                                ========   ========     =======       =======    ======                       ======
                                                                                                      4
    GP Properties and Other                                                                                     ----
                                                                                                   $925
                                                                                                   ====

     (1)  The Company's investment in partnerships differ from the Company's share of co-investment partnerships'
equity primarily due to capitalized interest on its investments in properties under development and the elimination of the Company's share of development fee income.  These items are amortized over 40 years using the straight-line method.


                       AMLI RESIDENTIAL PROPERTIES TRUST

     INVESTMENTS IN SERVICE COMPANIES

     The Company owns 5% of the voting common stock and 100% of the nonvoting preferred stock in the Service Companies, which provide property management, corporate homes administration, construction, landscaping, investment advisory and asset management services to the Company and to certain other parties. The nonvoting preferred stock entitles the Company to approximately 95% of all cash distributions from the Service Companies. No dividends have been paid by the Service Companies for each of the three years ended December 31, 1998.

     Summarized combined financial information of the various Service Companies at and for the years ended December 31, 1998, 1997 and 1996 follows:
                                       1998          1997          1996
                                     --------      -------       -------
         Income (1)                   $12,323        8,402         7,204
         General and administrative
           expenses                    (7,700)      (6,441)       (5,981)
                                      -------      -------       -------
                                        4,623        1,961         1,223

         Interest                      (2,352)      (1,049)         (871)
         Depreciation (2)              (1,297)        (381)         (188)
         Income tax                      (362)        (312)          (90)
                                      -------      -------       -------
           Net income                 $   612          219            74
                                      =======      =======       =======

         Total assets                 $44,759       26,410        14,226
                                      =======      =======       =======

         (1)  Net of construction and landscaping costs.

         (2)  Includes $668 in amortization of goodwill in 1998.

     Substantially all interest expense of the Service Companies results from notes payable to the Company at interest rates ranging from 9.5% to 13.0%. Interest and share of income from Service Companies as included in the accompanying Consolidated Statements of Operations is reconciled below:

                                          1998        1997        1996
                                        --------    --------    --------

    Intercompany interest expensed .    $  2,352       1,049         871
    Intercompany interest
      capitalized. . . . . . . . . .         542        --          --
    Net income . . . . . . . . . . .         612         219          74
    Intercompany eliminations and
      minority interests . . . . . .        (746)       (117)       (313)
                                        --------    --------    --------
                                        $  2,760       1,151         632
                                        ========    ========    ========

4.  RELATED PARTY TRANSACTIONS

     General and administrative expenses as included in the accompanying consolidated statements of operations include allocations of costs to the Company from ARC and its affiliates. Such allocations are not in excess of ARC's cost of providing services to the Company, including personnel, occupancy and other corporate overhead. Following the Initial Offering,

                       AMLI RESIDENTIAL PROPERTIES TRUST
the majority of these costs have been borne directly by the Company. Approximately $335 was allocated to the Company and the Service Companies from ARC's Service Bureau Division for the year ended December 31, 1996 to reimburse ARC for the Company's allocated share of costs incurred on its behalf. Since January 1, 1997, all former employees of the Service Bureau are full-time employees of the Company. The management of the Company is of the opinion that the costs allocated from ARC's Service Bureau Division reasonably approximate or are less than the costs the Company would incur by contracting for such services with an unaffiliated entity. The Company and the Service Companies have agreed to pay for a share of ARC's total occupancy cost. The Company's total occupancy cost was approximately $811, $485 and $310 for the years ended December 31, 1998, 1997 and 1996, respectively, including $400 and $255 for the years ended December 31, 1997 and 1996, respectively, allocable to the Service Companies. In 1998, the Company leased all of its office space at both the Corporate and regional locations. The Company's 1998 occupancy cost includes $662 which has been allocated to the Service Companies.

     During 1998, 1997 and 1996, the Company accrued or paid to its affiliates fees and other costs and expenses as follows:

                                    1998           1997            1996
                                   ------         ------          ------

    Management fees                $2,698          2,147           1,878
    General contractor fees         1,167            857             525
    Interest expense                  561             36              31
    Landscaping and
      grounds maintenance             786            629             613
                                   ======         ======          ======

     In addition, at December 31, 1998 and 1997, the Company owed Amrescon $1,967 and $8,403, respectively, for construction costs of communities under development.

     During 1998, 1997 and 1996, the Company earned or received from its affiliates other income as follows:

                                    1998           1997            1996
                                   ------         ------          ------
    Development fees               $2,526          1,452             826
    Acquisition fees                 --              281             184
    Asset management fees             603            606             507
    Debt placement fee                 81            --              --
    Disposition fee                  --              --               66
    Accounting and administrative
      fees                             12             11               6
    Interest on advances to other
      affiliates                      451            --              --
    Interest on notes and advances
      to Service Companies          2,894          1,047             836
                                   ======         ======           =====

     During 1997, the Company began a program of leasing apartment homes to ACH for short-term residents. Leases are at market rates. Rents and other charges are collected by ACH and payments are remitted to the Company on a periodic basis. During 1998 and 1997, total revenues of $2,129 and $1,362, respectively, were generated from ACH leases of which $22 and $624 were due from ACH at December 31, 1998 and 1997, respectively.

5.   DEBT

     The table below sets forth certain information relating to the indebtedness of the Company.


                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                 Balance                                  Balance
                                                  Original         at            Interest     Maturity       at
Encumbered Communities                             Amount        12/31/98          Rate         Date      12/31/97
----------------------                            --------       --------        --------     --------    --------

BOND FINANCING:
                                                                               Tax-Exempt
(1)(2)                                            $ 40,750        40,750       Rate+1.23%      10/1/24      40,750
                                                                               Tax-Exempt
AMLI at Poplar Creek (2)                             9,500         9,500       Rate+1.15%       2/1/24       9,500
                                                  --------        ------                                   -------
    Total Bonds                                     50,250        50,250                                    50,250
                                                  --------        ------                                   -------

MORTGAGE NOTES PAYABLE TO FINANCIAL INSTITUTIONS:
AMLI at Reflections (3)                              4,800          --           7.05%         6/30/98       4,436
AMLI on Rosemeade (3)                                7,050          --           7.02%         10/5/98       6,548
AMLI at Sherwood                                     7,320         6,621         7.75%          7/1/03       6,813
AMLI at Riverbend                                   31,000        29,847         7.30%          7/1/03      30,349
AMLI in Great Hills                                 11,000        10,593         7.34%          7/1/03      10,770
AMLI at Valley Ranch                                11,500        10,470        7.625%         7/10/03      10,693
AMLI at Conner Farms                                13,275        12,739         7.00%         6/15/03      12,965
AMLI at Nantucket                                    7,735         7,683         7.70%          6/1/04       7,735
AMLI on Timberglen                                   6,770         --            7.70%(4)       6/1/04       6,770
AMLI at Regents Center                              20,100        19,649          (5)           9/1/05      19,819
AMLI at Bishop's Gate                               15,380        15,072          (6)           8/1/05      15,329
AMLI on the Green (7)
AMLI of North Dallas (7)                            43,234        41,778        7.789%          5/1/06      42,383
AMLI at Clairmont                                   12,880        12,880         6.95%         2/15/08       --
                                                  --------       -------                                  --------
  Total Mortgage Notes Payable                     192,044       167,332 (8)                               174,610
                                                  --------       -------                                  --------





                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                  Balance                                 Balance
                                                     Original      at            Interest     Maturity       at
Encumbered Properties                                 Amount     12/31/98          Rate         Date      12/31/97
---------------------                                --------    --------        --------     --------    --------

OTHER NOTES PAYABLE:

AMLI at Park Creek                                     10,322       9,038          7.875%      12/1/38       2,640
Unsecured line of credit (9)(10)                      200,000     135,000          L+.90%      6/27/01     100,000
Note payable to Service Company                         5,000       5,000          10.00%       1/1/03       5,000
Unsecured note payable to Service Company                 750         750           4.00%       Demand         750
Unsecured line of credit                                7,000        --            L+.90%      8/30/01       --
                                                     --------     -------      ---------       -------     -------
  Total Other Notes Payable                           223,072     149,788                                  108,390
                                                     --------     -------                                  -------
  Total                                              $465,366     367,370                                  333,250
                                                     ========     =======                                  =======


(1)   This bond issue financed the original development of AMLI at Spring Creek; as of October 1997, this property no longer secures the bond indebtedness or the credit enhancement.

(2)   The terms of these tax-exempt bonds require that a portion of the apartment units be leased to individuals who qualify based on income levels specified by the U.S. Government.  The bonds bear interest at a variable rate that is adjusted weekly based upon the remarketing rate for these bonds (3.0% for AMLI at Spring Creek and 2.92%
for AMLI at Poplar Creek at March 1, 1999).  The credit enhancement for the AMLI at Spring Creek bonds was provided by a $41,297 letter of credit from Wachovia Bank that expires on October 15, 2002 and the credit enhancement for the AMLI at Poplar Creek bonds was provided by a $9,617 letter of credit from LaSalle National
Bank that expires December 18, 2002.

(3)   This loan was repaid on its maturity.

(4)   This property was contributed and the mortgage was transferred to a 40% owned co-investment partnership on
December 16, 1998.

(5)   $13,800 at 8.73% and $6,300 at 9.23%.

(6)   This original $14,000 mortgage bears interest at 9.1%.  It was valued at $15,380 to reflect a 7.25% market rate of interest when assumed in connection with the acquisition of AMLI at Bishop's Gate on October 17, 1997.

(7)   These two properties secure the FNMA loan that was sold at a discount of $673.  At December 31, 1998, the unamortized discount amount is $494.




                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(8)   All but $21,319 of the total is non-recourse to the partners of the Operating Partnership.

(9)   The Company has used interest rate swaps on $50,000 of the outstanding amount to fix its base interest rate
(before current lender's spread of .90%) at an average of 6.12%.

(10)  The Company's $200,000 unsecured line of credit has been provided by a group of six banks led by Wachovia
Bank, N.A. and the First National Bank of Chicago.  The credit agreement provides for annual one-year extensions and reductions in the interest rate based on the future credit rating the Company is able to obtain.  In June
1998, the Company extended the maturity of the line of credit by one year to June 2001.  In July 1998, Moody's rated the borrowing under this facility Baa3; this reduced the interest rate from LIBOR plus 130 basis points to
LIBOR plus 90 basis points.  Concurrently, the annual 15 basis points non-use fee was replaced by an annual 20 basis points facility fee based on the entire commitment.  The commitment under the line of credit was increased to $200,000 from $150,000 in July 1998, and a sixth bank was added to the bank lending group.  This unsecured line of credit requires that the Company meet various covenants typical of such an arrangement, including minimum net worth, minimum debt service coverage and maximum debt to equity percentage.  The unsecured line of credit is used for acquisition and development activities and working capital needs.

























                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     As of December 31, 1998, the scheduled maturities of the Company's debt are as follows:

                                                           FIXED RATE
                                                            MORTGAGE                     NOTES
                                                          NOTES PAYABLE    UNSECURED    PAYABLE TO
                                                BOND      TO FINANCIAL       LINES       SERVICE
                                             FINANCINGS   INSTITUTIONS     OF CREDIT    COMPANIES       TOTAL
                                             ----------   -------------    ---------   -----------   ----------

1999 . . . . . . . . . . . . . . . . . .      $   --              2,683        --              750        3,433
2000 . . . . . . . . . . . . . . . . . .          --              3,033        --            --           3,033
2001 . . . . . . . . . . . . . . . . . .          --              3,282      135,000         --         138,282
2002 . . . . . . . . . . . . . . . . . .         50,250           3,534        --            --          53,784
2003 . . . . . . . . . . . . . . . . . .          --             65,785        --            5,000       70,785
Thereafter . . . . . . . . . . . . . . .          --             98,053        --            --          98,053
                                                -------         -------      -------       -------      -------
                                                $50,250         176,370      135,000         5,750      367,370
                                                =======         =======      =======       =======      =======


                       AMLI RESIDENTIAL PROPERTIES TRUST

     At December 31, 1998, 1997 and 1996, the carrying value and fair value of the Company's long-term debt are not considered to be significantly different. The Company considers the interest rates on its long-term debt as market rates, based on interest rates, payment terms and maturities available to the Company as of December 31, 1998, 1997 and 1996, for these types of loans, and estimates that the fair value of its long-term debt exceeds the carrying value by approximately $3,100 at December 31, 1998. Current estimates of fair value may differ from the amount presented herein.

6.  INCOME TAXES

     The Company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to Federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 95% of its taxable income to its shareholders and complies with certain other requirements. In 1998, the Company distributed approximately 141% of its taxable income. Accordingly, no provision has been made for Federal income taxes for the Company. Approximately 6.9% of dividends paid during 1998 represented a return of capital.

7.  SHAREHOLDERS' EQUITY

     Upon the closing of the Company's Initial Offering on February 15, 1994, a total of 11,530,370 of the Company's common shares were issued and outstanding. At that time, the Company owned a like number of OP Units, which represented approximately 81% of the total 14,426,710 OP Units outstanding at that time.

     During 1998 and 1997, a total of 317,485 and 365,381 OP Units were issued, respectively, to third parties as partial consideration for the acquisition of certain communities and land parcels. A total of 32,756 and 34,535 OP Units were converted to common shares during 1998 and 1997, respectively.

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

     The Series A preferred shares will pay an annual dividend equal to $1.72 per share or the dividend amount paid on common shares, whichever is higher. The Company's Board of Trustees authorized the payment of dividends at this annual rate for the period from January 30, 1996 to February 20, 1996, the dividend payment date. The preferred shares are perpetual and generally have no voting rights except in certain limited circumstances. The preferred shares may be converted on a share-for-share basis into common shares at any time at a conversion price that shall be adjusted from time to time. After January 25, 2001, the Company may redeem the preferred shares at its option for cash or common shares. The Company may redeem the preferred shares for common shares only when the price of the common shares equals or exceeds the conversion price for 20 of the 30 days preceding the date of redemption notice. The preferred shares and the common shares into which the preferred shares may be converted have been registered under the Company's existing shelf registration.

                       AMLI RESIDENTIAL PROPERTIES TRUST

     On February 29, 1996, ARC elected to convert its 100,000 Series A convertible preferred shares into common shares.

     During 1998 and 1997, a total of 43,153 and 36,310 new common shares, respectively, were issued pursuant to the Company's Executive Share Purchase Plan (see note 8).

     On November 27, 1996, the Company closed a 2,750,000 share secondary offering of its common shares. The offering was priced at $21.75 per share. On December 30, 1996, 226,900 additional common shares were issued pursuant to the underwriters' over-allotment option. Net of approximately 5.75% in commissions and selling expenses, proceeds of the 2,976,900 common share offering totalled approximately $61,000. The net proceeds were used to pay down $46,035 of floating rate debt, to prepay a $4,774 first mortgage note payable, and to provide approximately $10,000 of working capital to fund future acquisition and development activities.

     On July 11, 1997, the Company completed an offering of 1,500,000 common shares at a price of $23.4375 per share. In addition, the underwriters exercised their over-allotment option for 194,700 shares. The net proceeds of $37,500 were used principally to pay down the balance outstanding on the Company's line of credit and to fund acquisition and development activities.

     On February 20, 1998, the Company privately placed $75,000 of Series B convertible preferred shares with an institutional investor. The preferred shares which were issued at $24 per share and carried an initial annual dividend of $1.80 per share, are non-callable for nine years and not subject to mandatory redemption. The preferred shares are convertible into common shares on a one-to-one basis. The minimum $1.80 per share annual dividend will increase to match the dividend rate on AMLI's common shares (currently $1.80 per share annually) if the annual dividend rate on common shares is increased to more than $1.80 per share. Funding of $25,000 each occurred on March 9, June 30, and September 30, 1998. Total proceeds, net of 1.12% in offering costs, were $74,160.

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

     At December 31, 1998, the Company owned 20,880,155 OP Units, which were approximately 85% of the total 24,445,827 OP Units outstanding. At December 31, 1997, the Company owned 17,677,580 OP Units, which were approximately 84% of the total 20,958,523 OP Units outstanding.

                       AMLI RESIDENTIAL PROPERTIES TRUST

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

     The Company's share of lease payments for noncancellable office leases (including amounts allocated to the Service Companies) was $811, $485 and $310 in 1998, 1997 and 1996, respectively. The 1997 expense includes the entire $223 rent for the Atlanta and Dallas offices and rent in Chicago based on actual space occupied at a rate not in excess of the current market rate. As of August 1, 1997, an ARC subsidiary occupying a portion of the Chicago offices relocated to provide additional space for the Company. Concurrently, the Company leased additional space in Chicago and extended its Chicago lease through October 31, 2008. The Company's estimated share of future minimum rent payments under the operating leases are as follows:

          1999 . . . . . . . . . . . . . . . . . .        $  782
          2000 . . . . . . . . . . . . . . . . . .           734
          2001 . . . . . . . . . . . . . . . . . .           748
          2002 . . . . . . . . . . . . . . . . . .           763
          2003 . . . . . . . . . . . . . . . . . .           680
          Thereafter . . . . . . . . . . . . . . .         3,339
                                                          ------
                                                          $7,046
                                                          ======

     GROUND LEASE

     In May 1998, the Company, as lessee, entered into a 60-year ground lease on a property in Austin, Texas. Rent is scheduled to commence July 1, 1999 at the initial annual base rent of $150. In addition to scheduled 2% annual increases in base rent, the lease provides for percentage rent based on a share of "Excess Cash Flow", as defined. The Company intends to contribute this leasehold interest to a new co-investment partnership which will develop and operate a Class A apartment community on this site, with construction commencing late in 1999.

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
                                                             ===

                       AMLI RESIDENTIAL PROPERTIES TRUST

     As of January 1, 1995, the Retirement Plan was amended to provide for an additional contribution by Participating Employers, as defined, equal to a percentage (3% for 1998, 1997 and 1996) of each eligible employee's compensation. An employee is eligible who has completed one year of service by, and is an employee as of, either June 30 or December 31 of the year for which the contribution is made. Those semi-annual additional contributions together with the Company's annual 50% matching contribution are to be invested in open market purchases of the Company's common shares and other investments. Such contributions, by and on behalf of affiliates of the Company, were $487, $314 and $228 in 1998, 1997 and 1996, respectively, all of which were invested in Company shares.

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

     PERFORMANCE INCENTIVE PLAN

     In 1995, the Company established a Performance Incentive Plan (the "Incentive Plan") whereby executive and key officers and employees may receive OP Units or cash if a target growth in FFO is achieved for a period of five years starting from the year the rights under this Incentive Plan are granted. If the target growth in FFO is achieved, OP Units actually issued under this Incentive Plan will include both the original award plus additional units based on assumed re-investment of dividends from the date of the award to the date of issuance. Expense is recognized for financial reporting purposes over the five-year determination period for each year's award based upon the estimated value at December 31, 1998 of the OP Units to be issued. In 1998, 1997 and 1996, a total of $533, $249 and $181, respectively, was charged to expense by the Company and the Service Companies pursuant to this Incentive Plan. At December 31, 1998, there are 110,697 OP Units (net of cancellations) that may be issued in conjunction with the Incentive Plan, as follows:

                                                          At December 31,
                                                            1998 After
                                            Original        Dividend
                                             Award        Re-investment
                                            --------      ---------------

         January 1995 Award. . . . .         17,700            24,586
         January 1996 Award. . . . .         13,350            16,813
         February 1997 Award . . . .         15,800            18,784
         December 1997 Award . . . .         23,450            26,014
         November 1998 Award . . . .         24,500            24,500
                                             ------           -------
                                             94,800           110,697
                                             ======           =======

                       AMLI RESIDENTIAL PROPERTIES TRUST

     OPTION PLAN

     The Company has adopted the AMLI Residential Properties Trust Option Plan (the "Option Plan") to provide incentives to attract and retain Trustees, officers and key employees and service providers. The Option Plan provides for options to purchase a specified number of common shares or OP Units ("Options"). Under the Option Plan, the total number of common shares available for grant and available to be issued upon exchange of OP Units issued under the Option Plan equals 2,000,000. Upon certain extraordinary events, the Executive Compensation Committee may make such adjustments in the aggregate number of common shares or OP Units reserved for issuance, the number of common shares or OP Units covered by outstanding awards and the exercise prices specified therein as they determine to be appropriate.

     At December 31, 1998, there were 828,500 remaining common shares available for grant under the Option Plan. The per share weighted average fair value of Options granted during 1998, 1997 and 1996 was $1.39, $1.61 and $1.52, respectively, on the date of grant using the Black Scholes Option-pricing model with the following weighted average assumptions: 1998
- expected dividend yield 7.91%, risk-free interest rate of 5.11%, expected life of 4.06 years and expected volatility rate of 17.16%; 1997 - expected dividend yield 7.76%, risk-free interest rate of 6.03%, expected life of
4.24 years and expected volatility rate of 16.53%; and 1996 - expected dividend yield 7.5%, risk-free interest rate of 5.6%, expected life of five years and expected volatility rate of 17.3%. The Options granted under this plan have a contractual term of ten years (except that the Options granted in 1995 have a contractual term of seven years).

     On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." Pursuant to its provisions, the Company may either record additional compensation expense each year based on the fair value of the Options granted in that year, or, as the Company has elected under APB No. 25, record no such additional compensation costs in its consolidated financial statements and disclose the pro forma effects as if SFAS No. 123 had been applied. Disclosure of pro forma effects are required only for Options granted after December 31, 1994. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not included because compensation cost is reflected over the vesting period of five years and compensation cost for Options granted prior to January 1, 1995 is not considered. Had the Company determined compensation cost based upon the fair value at the grant date for these Options under SFAS 123, the charge against the Company's net income would have been $200, $113 and $57 for the years ended December 31, 1998, 1997 and 1996, respectively, or less than $0.01 per share in each of these years.

     The Trustees who are not members of management hold 19,640 Options.
At December 31, 1998, there were 298,834 vested Options held by employees at a weighted average exercise price of $20.50 per share. Through
December 31, 1998, 1,666 Options have been exercised and none have expired.

                       AMLI RESIDENTIAL PROPERTIES TRUST

     Stock Option activity for employees during the years ended
December 31, 1998, 1997 and 1996 is as follows:

                                                                WEIGHTED
                                                                AVERAGE
                                            NUMBER OF           EXERCISE
                                             SHARES              PRICE
                                            ---------          ---------
    Balance at December 31, 1995              499,500            $20.29

Granted                                       125,600             20.19
Cancelled                                     (23,000)            20.46
                                            ---------            ------
    Balance at December 31, 1996              602,100             20.21

Granted                                       310,000             22.96
Cancelled                                     (10,434)            20.80
                                            ---------            ------
    Balance at December 31, 1997              901,666             21.23

Granted                                       312,000             21.80
Cancelled                                     (40,500)            21.33
Exercised                                      (1,666)            20.50
                                            ---------            ------
    Balance at December 31, 1998            1,171,500            $21.36
                                            =========            ======

     At December 31, 1998, the range of exercise prices was $18.25 - $23.50 and the weighted average remaining contractual life of the outstanding options was 7.4 years.

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

     During 1998 and 1997, Trustees and employees acquired a total of 43,153 and 36,310 common shares, respectively, pursuant to the Purchase Plan. Related shareholder loans ($636 in 1998 and $526 in 1997) bear interest at rates ranging from 6.91% to 8.23% and are fully amortizing over a ten-year term. At December 31, 1998 and 1997, the outstanding balances of these loans were $1,278 and $965, respectively, and are included in the accompanying balance sheets as a reduction of shareholders' equity. Total expense recorded in 1998 and 1997 for the 15% discount, including the Service Companies' share, was $146 and $126, respectively.

                       AMLI RESIDENTIAL PROPERTIES TRUST

     SHAREHOLDER LOANS TO OFFICERS/TRUSTEES

     During 1998 and 1997, the Board of Trustees approved up to $3,550 and $5,980, respectively, in recourse loans to the four Officers/Trustees and eleven other officers to enable them to acquire on the open market approximately 430,559 of the Company's common shares of beneficial interest. These loans bear interest at rates ranging from 4.45% to 6.23% and have terms of nine years. At December 31, 1998 and 1997, the balances of these loans totalled $9,390 and $5,959, respectively, and are included in the accompanying balance sheets as a reduction of shareholders' equity.

     PURCHASE OBLIGATION

     The limited partnership agreements of AMLI at Verandah L.P. and AMLI on Timberglen, L.P. provide for the redemption (at an amount determined by formula) by the partnerships of the limited partners' entire interests, in their sole discretion, at any time after March 25, 2002 and December 16, 2003, respectively, or at any time that there is a designated event of default on related indebtedness of the partnerships, which event of default remains uncured and unwaived to the time of notice of redemption election. The redemption amount may be paid in cash or Company common shares of beneficial interest, or any combination thereof, in the sole discretion of the Company.

     LETTERS OF CREDIT

     At December 31, 1998, the Company is contingently liable on $6,100 in bank letters of credit issued to secure commitments made in the ordinary course of business by the Company and its co-investment partnerships.

     LEGAL ACTIONS

     The Company is a party to several legal actions which arose in the normal course of business. In the opinion of management, there will be no adverse consequences from these actions which would be material to the Company's financial position or results of operations.

     FUTURE PROPERTY ACQUISITIONS

     In connection with the acquisition of certain properties and a portion of the assets and operations of Trammell Crow Residential Midwest, the Company agreed to acquire, assuming certain conditions are met, the general partnership interest in a partnership owning 400 apartment homes. The general partnership interest is anticipated to be acquired in 1999 for an aggregate of $1,500 pursuant to the terms of the purchase agreement.

9.   SEGMENT REPORTING

     During 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in financial statements, as well as related disclosures about products and services, geographic areas and major customers.

     The accounting policies of the segments are the same as those described in Note 2.

                       AMLI RESIDENTIAL PROPERTIES TRUST

     The Company defines each of its multifamily communities as an individual operating segment. It has also determined that all communities have similar economic characteristics and also meet the other criteria which permit the communities to be aggregated into one reportable segment, that being the development, acquisition, operation and ownership of multifamily communities in its target markets throughout the Southeast, Southwest, and Midwest. The Company's chief operating decision maker assesses and measures segment operating results based on a performance measure referred to as net operating income at the individual operating segment and FFO at the aggregated segment level. The National Association of Real Estate Investment Trusts defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships, joint ventures, and other affiliates. FFO is not a measure of operating results or cash flows from operating activities as measured by generally accepted accounting principles, is not necessarily indicative of cash available to fund cash needs, and should not be considered an alternative to cash flows as a measure of liquidity.

     The revenues, net operating income, FFO, assets, investments in partnerships and total expenditures for property additions for the Company's reportable segment for the years ended December 31, 1998, 1997 and 1996 are summarized as follows:

                                          1998         1997         1996
                                       ----------   ----------   ----------
Multifamily segment revenues (1) . .   $  172,582      130,135      101,408
Reconciling items:
  Reduce co-investment revenues
    to Company's share (2) . . . . .      (62,584)     (44,392)     (25,707)
  Interest income and share of
    income (loss) from Service
    Companies. . . . . . . . . . . .        2,760        1,151          632
  Other interest income. . . . . . .        1,272          521          224
  Other revenues . . . . . . . . . .        3,323        2,658        1,714
                                       ----------   ----------   ----------
Consolidated revenues. . . . . . . .   $  117,353       90,073       78,271
                                       ==========   ==========   ==========
Multifamily segment net operating
 income (1). . . . . . . . . . . . .   $  103,043       76,633       58,614

Reconciling items to FFO:
  Reduce co-investment net
   operating income to Company's
   share (3) . . . . . . . . . . . .      (32,845)     (23,350)     (13,536)
  Interest income and share of
    income (loss) from Service
    Companies. . . . . . . . . . . .        3,160        1,151          632
  Other interest income. . . . . . .        1,272          521          224
  Other revenues . . . . . . . . . .        3,323        2,658        1,714
  General and administrative
    expenses . . . . . . . . . . . .       (3,993)      (2,850)      (2,353)
  Interest expense and loan cost
    amortization . . . . . . . . . .      (20,728)     (12,591)     (13,286)
                                       ----------   ----------   ----------

                       AMLI RESIDENTIAL PROPERTIES TRUST

                                          1998         1997         1996
                                       ----------   ----------   ----------
Consolidated FFO before minority
  interest . . . . . . . . . . . . .       53,232       42,172       32,009
                                       ----------   ----------   ----------
Reconciling items to net income:
  Depreciation - wholly owned
    Properties . . . . . . . . . . .      (17,963)     (13,220)     (11,321)
  Depreciation - share of
    co-investment Properties . . . .       (3,793)      (2,483)      (1,323)
  Share of Service Company's
    goodwill amortization. . . . . .         (400)       --           --
  Gains on sales of residential
    properties . . . . . . . . . . .        3,621        2,457        --
  Gain resulting from interest
    rate cap contracts . . . . . . .        --           --             584
                                       ----------   ----------   ----------
Income before minority interest
  and extraordinary items. . . . . .       34,697       28,926       19,949
Minority interest. . . . . . . . . .        4,997        4,378        3,581
                                       ----------   ----------   ----------
Income before extraordinary
  items. . . . . . . . . . . . . . .   $   29,700       24,548       16,368
                                       ==========   ==========   ==========

                                           1998         1997
                                       ----------   ----------
Segment assets (1) (4) . . . . . . .   $1,281,291    1,061,378

Reconciling items:
  Subsequent capital expenditures
   (1) . . . . . . . . . . . . . . .       21,239       13,154
  Reduce co-investment Properties
    to Company's share (5) . . . . .     (490,616)    (369,856)
  Accumulated depreciation . . . . .      (78,143)     (62,641)
  Other assets (6) . . . . . . . . .       51,821       37,943
                                       ----------   ----------
Total assets . . . . . . . . . . . .   $  785,592      679,978
                                       ==========   ==========

Investments in partnerships. . . . .   $   72,150       50,729
                                       ==========   ==========
Total expenditures for property
 additions (1) . . . . . . . . . . .   $  201,058      285,058
                                       ==========   ==========

(1) Represents all Properties in which the Company has an ownership interest.
(2) Represents amount required to reduce co-investment Properties' revenues to the Company's share of net income from partnerships.
(3) Represents amount required to reduce co-investment Properties' net operating income to the Company's share of net operating income from partnerships.
(4) Represents original acquisition costs of Properties in which the Company has an ownership interest.
(5) Represents amount required to reduce co-investment Properties' assets to the Company's investments in partnerships.
(6) Non segment assets consist primarily of cash and cash equivalents, deferred expenses, security deposits, notes receivable from Service Companies and other assets.

     The Company does not derive any of its consolidated revenues from foreign countries and does not have any major customers that individually account for 10% or more of the Company's consolidated revenues.


                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


10.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                                              YEAR ENDED DECEMBER 31, 1998
                                                                         -------------------------------------
                                                                        FIRST     SECOND      THIRD     FOURTH
                                                                        -----     ------      -----     ------

Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $26,662     29,309     30,155     31,227
Income before minority interest
  and extraordinary item . . . . . . . . . . . . . . . . . . . . . .     6,259      7,690      8,302     12,446
Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . .       933      1,109      1,129      1,826
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,722      5,623      5,750      8,730
Earnings per common share - basic:
  Income before extraordinary item . . . . . . . . . . . . . . . . .      0.28       0.34       0.35       0.52
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .      0.28       0.34       0.35       0.52
Earnings per common share - diluted:
  Income before extraordinary item . . . . . . . . . . . . . . . . .      0.28       0.34       0.35       0.52
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .      0.28       0.34       0.34       0.52


                                                                              YEAR ENDED DECEMBER 31, 1997
                                                                         -------------------------------------
                                                                        FIRST     SECOND      THIRD     FOURTH
                                                                        -----     ------      -----     ------

Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $20,850     21,313     22,982     24,928
Income before minority interest
  and extraordinary item . . . . . . . . . . . . . . . . . . . . . .     6,076      6,038      7,229      9,583
Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . .       953        958      1,062      1,405
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,650      4,430      5,675      7,694
Earnings per common share (basic and diluted):
  Income before extraordinary item . . . . . . . . . . . . . . . . .      0.31       0.31       0.35       0.46
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .      0.31       0.30       0.35       0.46


                                                                                                       SCHEDULE III

                                            AMLI RESIDENTIAL PROPERTIES TRUST
                                  CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                    DECEMBER 31, 1998
                                                 (Dollars in thousands)


                                                                                             GROSS AMOUNT AT WHICH
                                                   INITIAL COSTS (A)                    CARRIED AT CLOSE OF PERIOD (B)
                                       --------------------------------------     -------------------------------------
                                                                   COSTS
                         RELATED                   BUILDINGS     CAPITALIZED                   BUILDINGS
                         ENCUM-                      AND        SUBSEQUENT TO                    AND
PROPERTIES              BRANCES(C)      LAND      IMPROVEMENTS   ACQUISITION         LAND     IMPROVEMENTS       TOTAL
----------              ----------   ---------    ------------  -------------     ----------  ------------    ----------
DALLAS/FT. WORTH TX

AMLI:
 at AutumnChase. . . . .  $  --          2,991          16,884           381          2,993        17,263        20,256
 at Bent Tree. . . . . .     --          2,854          16,173           203          2,856        16,374        19,230
 at Bishop's Gate. . . .    15,072       3,659          20,708          (108)         3,616        20,643        24,259
 at Chase Oaks . . . . .     --          1,003           9,513           415          1,003         9,928        10,931
 at Gleneagles . . . . .     --          3,178          22,723           386          3,182        23,105        26,287
 on the Green. . . . . .    12,205       1,693          17,007           391          1,693        17,398        19,091
 at Nantucket. . . . . .     7,683       1,931           6,817           276          1,931         7,093         9,024
 of North Dallas . . . .    29,573       7,278          37,204         1,777          7,278        38,981        46,259
 on Rosemeade. . . . . .     --          1,534           9,182           364          1,534         9,546        11,080
 at Valley Ranch . . . .    10,470       3,139          16,199           927          3,139        17,126        20,265
                           -------      ------         -------         -----         ------       -------       -------
Subtotal - Dallas/
  Ft. Worth, TX. . . . .    75,003      29,260         172,410         5,012         29,225       177,457       206,682
                           -------      ------         -------         -----         ------       -------       -------
AUSTIN, TX
AMLI:
 at the Arboretum. . . .     --          1,664           9,480           393          1,664         9,873        11,537
 in Great Hills. . . . .    10,593       3,228          14,304           562          3,228        14,866        18,094
 at Martha's
   Vineyard. . . . . . .     --          2,154          13,216           435          2,154        13,651        15,805
 at Lantana Ridge. . . .     --          3,582          20,299           139          3,585        20,435        24,020
                           -------      ------         -------         -----         ------       -------       -------
Subtotal - Austin, TX. .    10,593      10,628          57,299         1,529         10,631        58,825        69,456
                           -------      ------         -------         -----         ------       -------       -------

                                                                                            SCHEDULE III - CONTINUED

                                            AMLI RESIDENTIAL PROPERTIES TRUST
                            CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                        DATE        DEPRECIABLE
                                 ACCUMULATED          COMPLETED/       LIVES
PROPERTIES                       DEPRECIATION          ACQUIRED        YEARS
----------                       ------------         ----------    -----------
DALLAS/FT. WORTH TX

AMLI:
 at AutumnChase. . . . . . .           2,146           7/91-6/96    5 - 40 years
 at Bent Tree. . . . . . . .             601           10/15/97     5 - 40 years
 at Bishop's Gate. . . . . .             764           10/17/97     5 - 40 years
 at Chase Oaks . . . . . . .           1,481           06/02/94     5 - 40 years
 at Gleneagles . . . . . . .           4,481          7/88-11/96    5 - 40 years
 on the Green. . . . . . . .           2,713           02/16/94     5 - 40 years
 at Nantucket. . . . . . . .           2,552           12/16/88     5 - 40 years
 of North Dallas . . . . . .           5,527           7/89-7/90    5 - 40 years
 on Rosemeade. . . . . . . .           1,432           12/28/90     5 - 40 years
 at Valley Ranch . . . . . .           2,522           05/25/90     5 - 40 years
                                      ------
  Subtotal - Dallas/
    Ft. Worth, TX. . . . . .          24,219
                                      ------
AUSTIN, TX
AMLI:
 at the Arboretum. . . . . .           2,524           06/04/86     5 - 40 years
 in Great Hills. . . . . . .           2,211           01/18/91     5 - 40 years
 at Martha's
   Vineyard. . . . . . . . .           1,961           10/09/92     5 - 40 years
 at Lantana Ridge. . . . . .             822           09/30/97     5 - 40 years
                                      ------
  Subtotal -
    Austin, TX . . . . . . .           7,518
                                      ------


                                                                                            SCHEDULE III - CONTINUED
                                            AMLI RESIDENTIAL PROPERTIES TRUST
                            CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
                                                                                             GROSS AMOUNT AT WHICH
                                                     INITIAL COSTS (A)                  CARRIED AT CLOSE OF PERIOD (B)
                                          --------------------------------------      ----------------------------------
                                                                      COSTS
                              RELATED                  BUILDINGS    CAPITALIZED                  BUILDINGS
                              ENCUM-                     AND       SUBSEQUENT TO                   AND
PROPERTIES                   BRANCES(C)      LAND     IMPROVEMENTS  ACQUISITION        LAND     IMPROVEMENTS     TOTAL
----------                   ----------   ---------   ------------ -------------    ----------  ------------  ----------
ATLANTA, GA
AMLI:
 at Paces North. . . . . . .     --             916          8,019           331           916         8,350       9,266
 at Sope Creek . . . . . . .     --           3,347         22,817         1,313         3,378        24,099      27,477
 at Killian Creek. . . . . .     --             320          1,812           106           320         1,918       2,238
 at Spring Creek . . . . . .    40,750        8,579         45,971         1,531         8,579        47,502      56,081
 at Vinings. . . . . . . . .     --           1,490          9,576           239         1,490         9,815      11,305
 at West Paces . . . . . . .     --           2,160         20,595           291         2,160        20,886      23,046
 at Park Creek . . . . . . .     9,038        1,207         10,052             1         1,208        10,052      11,260
 at Peachtree City . . . . .     --           2,870         16,955           206         3,001        17,030      20,031
 at Clairmont. . . . . . . .    12,880        2,791         15,640           487         2,791        16,127      18,918
                               -------       ------        -------        ------        ------       -------     -------
Subtotal - Atlanta, GA . . .    62,668       23,680        151,437         4,505        23,843       155,779     179,622
                               -------       ------        -------        ------        ------       -------     -------
EASTERN KANSAS
AMLI:
 at Alvamar. . . . . . . . .     --             727          6,983           283           727         7,266       7,993
 at Crown Colony . . . . . .     --             977          8,548           591           978         9,138      10,116
 at Regents Center . . . . .    19,649        2,260         22,397           803         2,265        23,195      25,460
 at Sherwood . . . . . . . .     6,621        1,281         12,430           367         1,281        12,797      14,078
 at Town Center. . . . . . .     --           1,231         11,837           440         1,350        12,158      13,508
 at Centennial Park. . . . .     --           2,445         13,855             6         2,445        13,861      16,306
 at Lexington Farms. . . . .     --           4,776         27,060           119         4,776        27,179      31,955
                               -------       ------        -------        ------        ------       -------     -------
Subtotal - Overland, KS. . .    26,270       13,697        103,110         2,609        13,822       105,594     119,416
                               -------       ------        -------        ------        ------       -------     -------
INDIANAPOLIS, IN
AMLI:
 at Riverbend. . . . . . . .    29,847        5,184         33,209         1,343         5,184        34,552      39,736
 at Conner Farms . . . . . .    12,739        3,262         18,484           401         3,262        18,885      22,147
 at Eagle Creek. . . . . . .     --           2,477         14,038             7         2,478        14,044      16,522
                               -------       ------        -------        ------        ------       -------     -------
Subtotal - Indianapolis, IN.    42,586       10,923         65,731         1,751        10,924        67,481      78,405
                               -------       ------        -------        ------        ------       -------     -------




                                            AMLI RESIDENTIAL PROPERTIES TRUST
                            CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                                     INITIAL COSTS (A)                  CARRIED AT CLOSE OF PERIOD (B)
                                          --------------------------------------      ----------------------------------
                                                                      COSTS
                              RELATED                  BUILDINGS    CAPITALIZED                  BUILDINGS
                              ENCUM-                     AND       SUBSEQUENT TO                   AND
PROPERTIES                   BRANCES(C)      LAND     IMPROVEMENTS  ACQUISITION        LAND     IMPROVEMENTS     TOTAL
----------                   ----------   ---------   ------------ -------------    ----------  ------------  ----------
CHICAGO, IL
AMLI:
 at Park Sheridan. . . . . .     --           1,101          9,458           496         1,101         9,954      11,055
 at Poplar Creek . . . . . .     9,500        1,878         10,643           453         1,885        11,089      12,974
                               -------       ------        -------        ------        ------       -------     -------
Subtotal - Chicago, IL . . .     9,500        2,979         20,101           949         2,986        21,043      24,029
                               -------       ------        -------        ------        ------       -------     -------
   TOTAL PROPERTIES. . . . .   226,620       91,167        570,088        16,355        91,431       586,179     677,610
                               =======       ======        =======        ======        ======       =======     =======



                                                                                            SCHEDULE III - CONTINUED

                                            AMLI RESIDENTIAL PROPERTIES TRUST
                            CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                        DATE        DEPRECIABLE
                                 ACCUMULATED          COMPLETED/       LIVES
PROPERTIES                       DEPRECIATION          ACQUIRED        YEARS
----------                       ------------         ----------    -----------
ATLANTA, GA
AMLI:
 at Paces North. . . . . . . .           410           06/11/97     5 - 40 years
 at Sope Creek . . . . . . . .         7,622          7/82 -12/95   5 - 40 years
 at Killian Creek. . . . . . .           101           03/13/97     5 - 40 years
 at Spring Creek . . . . . . .        15,165          5/85 - 5/89   5 - 40 years
 at Vinings. . . . . . . . . .         1,595           06/19/92     5 - 40 years
 at West Paces . . . . . . . .         2,917           11/15/93     5 - 40 years
 at Park Creek . . . . . . . .           273           07/31/98     5 - 40 years
 at Peachtree City . . . . . .           721           04/30/98     5 - 40 years
 at Clairmont. . . . . . . . .           474           01/21/98     5 - 40 years
                                     -------
  Subtotal - Atlanta, GA . . .        29,278
                                     -------
EASTERN KANSAS
AMLI:
 at Alvamar. . . . . . . . . .           919           10/18/94     5 - 40 years
 at Crown Colony . . . . . . .           926          10/94-6/97    5 - 40 years
 at Regents Center . . . . . .         2,768          10/94-12/96   5 - 40 years
 at Sherwood . . . . . . . . .         1,629           10/18/94     5 - 40 years
 at Town Center. . . . . . . .           789           12/22/97     5 - 40 years
 at Centennial Park. . . . . .            80           12/28/98     5 - 40 years
 at Lexington Farms. . . . . .           159           10/27/98     5 - 40 years
                                     -------
  Subtotal - Overland, KS. . .         7,270
                                     -------
INDIANAPOLIS, IN
AMLI:
 at Riverbend. . . . . . . . .         5,316           12/12/92     5 - 40 years
 at Conner Farms . . . . . . .           608           12/22/97     5 - 40 years
 at Eagle Creek. . . . . . . .            81           12/27/98     5 - 40 years
                                     -------
Subtotal - Indianapolis, IN. .         6,005
                                      ------




                                                                                            SCHEDULE III - CONTINUED

                                            AMLI RESIDENTIAL PROPERTIES TRUST
                            CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED



                                                        DATE        DEPRECIABLE
                                 ACCUMULATED          COMPLETED/       LIVES
PROPERTIES                       DEPRECIATION          ACQUIRED        YEARS
----------                       ------------         ----------    -----------
CHICAGO, IL
AMLI:
 at Park Sheridan. . . . . . .         3,053           08/31/89     5 - 40 years
 at Poplar Creek . . . . . . .           365           12/18/97     5 - 40 years
                                     -------
Subtotal - Chicago, IL . . . .         3,418
                                     -------
   TOTAL PROPERTIES. . . . . .        77,708
                                     =======



                                                                                            SCHEDULE III - CONTINUED

                                            AMLI RESIDENTIAL PROPERTIES TRUST
                            CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                                                                             GROSS AMOUNT AT WHICH
                                                        INITIAL COSTS (A)               CARRIED AT CLOSE OF PERIOD (B)
                                                    -------------------------     -------------------------------------
                                                                   COSTS
                         RELATED                   BUILDINGS     CAPITALIZED                   BUILDINGS
                         ENCUM-                      AND        SUBSEQUENT TO                    AND
DESCRIPTION             BRANCES(C)      LAND      IMPROVEMENTS   ACQUISITION         LAND     IMPROVEMENTS       TOTAL
-----------             ----------   ---------    ------------  -------------     ----------  ------------    ----------
LAND PARCELS
 AND OTHER
AMLI:
 at AutumnChase III. . .     --          1,323          --             12,618          1,454        12,487        13,941
 at Mesa Ridge . . . . .     --          3,070          --                639          3,100           609         3,709
 at Bent Tree II . . . .     --          1,615          --                454          1,615           454         2,069
 at Killian Creek. . . .     --          1,726          --              8,758          1,726         8,758        10,484
 at Kings Harbor . . . .     --          1,765          --                322          1,802           285         2,087
 at Park Bridge. . . . .     --          3,312          --                681          3,407           586         3,993
 at St. Charles. . . . .     --          5,100          --              3,613          5,326         3,387         8,713
 at Fossil Lake. . . . .     --          2,439          --                405          2,722           122         2,844
 at Summit Ridge . . . .     --          1,500          --                246          1,513           233         1,746
 at Prairie Lakes I. . .     --            730          --                105            753            82           835
 at Prairie Lakes II-VI      --          3,595          --                426          3,706           315         4,021
 at Monterey Oaks. . . .     --          4,050          --                942          4,235           757         4,992
 at Champions II . . . .     --          2,343          --                 21          2,348            16         2,364
 Other . . . . . . . . .     --             28             248             80             28           328           356
                        ---------     --------        --------       --------       --------      --------      --------
  TOTAL LAND PARCELS
    AND OTHER. . . . . .     --         32,596             248         29,310         33,735        28,419        62,154
                        ---------     --------        --------       --------       --------      --------      --------
  TOTAL. . . . . . . . .$ 226,620      123,763         570,336         45,665        125,166       614,598       739,764
                        =========     ========        ========       ========       ========      ========      ========


                                                                                            SCHEDULE III - CONTINUED

                                            AMLI RESIDENTIAL PROPERTIES TRUST
                            CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                        DATE        DEPRECIABLE
                                 ACCUMULATED          COMPLETED/       LIVES
PROPERTIES                       DEPRECIATION          ACQUIRED        YEARS
----------                       ------------         ----------    -----------
LAND PARCELS
 AND OTHER
AMLI:
 at AutumnChase III. . . . .              317          08/31/95     5 - 40 years
 at Mesa Ridge . . . . . . .            --             12/23/96
 at Bent Tree II . . . . . .            --             12/08/97
 at Killian Creek. . . . . .               21          03/13/97     5 - 40 years
 at Kings Harbor . . . . . .            --             03/03/98
 at Park Bridge. . . . . . .            --             04/30/98
 at St. Charles. . . . . . .            --             06/08/98
 at Fossil Lake. . . . . . .            --             06/26/98
 at Summit Ridge . . . . . .            --             07/15/98
 at Prairie Lakes I. . . . .            --             07/22/98
 at Prairie Lakes II-VI. . .            --             07/22/98
 at Monterey Oaks. . . . . .            --             08/07/98
 at Champions II . . . . . .            --             12/01/98
 Other . . . . . . . . . . .               97                       5 - 40 years
                                    ---------
  TOTAL LAND PARCELS
    AND OTHER. . . . . . . .              435
                                    ---------
  TOTAL. . . . . . . . . . .        $  78,143
                                    =========


NOTES:

        (A)  The initial costs represents the original development costs or original purchase price of the properties to the Company, including closing costs.
        (B)  The aggregate cost of real estate owned at December 31, 1998 for Federal income tax purposes was $705,991.
        (C)  Amounts disclosed exclude current accrued interest and debt not secured by properties.


                                                                                            SCHEDULE III - CONTINUED

                                            AMLI RESIDENTIAL PROPERTIES TRUST
                            CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED




        (D)   Reconciliation of real estate owned:
                                                                     1998                 1997                   1996
                                                                  ----------           ----------            ----------

      Balance at beginning of period . . . . . . . . . . .          $653,947              495,519               442,865
      Additions during period. . . . . . . . . . . . . . .           190,810              189,939                66,700
      Contributions to Joint Venture . . . . . . . . . . .           (96,095)             (19,516)              (14,046)
      Sale of property . . . . . . . . . . . . . . . . . .            (7,737)             (11,995)                --
      Other. . . . . . . . . . . . . . . . . . . . . . . .            (1,161)               --                    --
                                                                    --------             --------              --------
                                                                    $739,764              653,947               495,519
                                                                    ========             ========              ========

        (E)  Reconciliation of accumulated depreciation:

      Balance at beginning of period . . . . . . . . . . .          $ 62,641               50,478                39,157
      Additions during period. . . . . . . . . . . . . . .            17,963               13,220                11,321
      Sale of property . . . . . . . . . . . . . . . . . .            (2,461)              (1,057)                --
                                                                    --------             --------              --------
      Balance at end of period . . . . . . . . . . . . . .          $ 78,143               62,641                50,478
                                                                    ========             ========              ========


ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes or disagreements with the accountants on accounting and financial disclosures.


                                   PART III

ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is hereby incorporated by reference to the materials appearing in the Company's Proxy Statement for the annual meeting of shareholders to be held on May 3, 1999 (the "Proxy Statement"), under the captions "Election of Trustees," "Management - Trustees and Executive Officers" and "Section 16(A) Beneficial Ownership Reporting Compliance."


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is hereby incorporated by reference to the materials appearing in the Proxy Statement under the captions "Election of Trustees" and "Executive Compensation."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is hereby incorporated by reference to the materials appearing in the Proxy Statement under the caption "Security Ownership."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is hereby incorporated by reference to the materials appearing in the Proxy Statement under the caption "Certain Relationships and Related Transactions."

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    (a)  The following documents are filed as part of this report:

         (1)   Independent Auditors' Report. . . . . . . . . . . . . .   46
               Consolidated Balance Sheets, December 31, 1998
                 and 1997. . . . . . . . . . . . . . . . . . . . . . .   47
               Consolidated Statements of Operations,
                 years ended December 31, 1998, 1997 and 1996. . . . .   49
               Consolidated Statements of Shareholders' Equity,
                 years ended December 31, 1998, 1997 and 1996. . . . .   51
               Consolidated Statements of Cash Flows,
                 years ended December 31, 1998, 1997 and 1996. . . . .   53
               Notes to Consolidated Financial Statements. . . . . . .   55

         (2)   Financial Statement Schedule and Independent Auditors'
Report

               TITLE                                               SCHEDULE

               Consolidated Real Estate and
               Accumulated Depreciation. . . . . . . . . . . . . .      III

               The independent auditors' report with respect to the financial statement schedule is on page 46.

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

               4.4 Articles Supplementary Classifying and Designating a Series of Preferred Shares as Series B Cumulative Convertible Preferred Shares of Beneficial Interest (Incorporated by reference to exhibit 4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

               4.5 Rights Agreement, dated as of November 2, 1998, between AMLI Residential Properties Trust and Harris Trust and Savings Bank, as Rights Agent, including Exhibit A thereto (Form of Articles Supplementary relating to the Series C Junior Participating Preferred Shares) and Exhibit B thereto (Form of Right Certificate) (Incorporated by reference to exhibit 4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

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

               10.1(d)   Fourth Amendment to Amended and Restated Agreement
of Limited Partnership of AMLI Residential Properties, L.P. (Incorporated by reference to exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

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

               10.11(b) Second Amendment to AMLI Residential Properties Option Plan (Incorporated by reference to exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

               10.12 AMLI Residential Properties Trust Executive Share Purchase Plan (Incorporated by reference to exhibit 10.1 to the Registration Statement No. 333-8813).

               10.13 Registration Rights Agreement dated March 9, 1998 between AMLI Residential Properties Trust and Security Capital Preferred Growth Incorporated (Incorporated by reference to exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
1998).

               10.14 Employment Agreement between the Registrant and Gregory T. Mutz (Incorporated by reference to exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
1998).

               10.15 Employment Agreement between the Registrant and John E. Allen (Incorporated by reference to exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
1998).

               10.16 Employment Agreement between the Registrant and Allan J. Sweet (Incorporated by reference to exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
1998).

               10.17 Employment Agreement between the Registrant and Philip N. Tague (Incorporated by reference to exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
1998).

               10.18 Employment Agreement between the Registrant and Robert S. Aisner (Incorporated by reference to exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
1998).

               10.19 Employment Agreement between the Registrant and Robert J. Chapman (Incorporated by reference to exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
1998).

               10.20 $200,000 Amended and Restated Credit Agreement dated as of July 27, 1998 among AMLI Residential Properties, L.P., the banks listed herein, Wachovia Bank, N.A., as Agent and The First National Bank of Chicago, as Documentation Agent and Dresdner Bank, A.G., New York and Grand Cayman Branches, as Co-Agent (Incorporated by reference to exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

               21.1      Subsidiaries of the Registrant.

               23.1      Consent of KPMG LLP.

               27        Financial Data Schedule.

               99.1 Operating and Financial Data furnished to Shareholders and Analysts.

    (b)  Reports on Form 8-K

              No reports on Form 8-K have been filed for the year ended December 31, 1998.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 AMLI RESIDENTIAL PROPERTIES TRUST

Date:  March 19, 1999    By:     /S/ ALLAN J. SWEET
                                 Allan J. Sweet
                                 President and Trustee


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  March 19, 1999    By:     /S/ GREGORY T. MUTZ
                                 Gregory T. Mutz
                                 Chairman of the Board of Trustees

Date:  March 19, 1999    By:     /S/ JOHN E. ALLEN
                                 John E. Allen
                                 Vice-Chairman of the Board of Trustees

Date:  March 19, 1999    By:     /S/ ALLAN J. SWEET
                                 Allan J. Sweet
                                 President and Trustee

Date:  March 19, 1999    By:     /S/ PHILIP N. TAGUE
                                 Philip N. Tague
                                 Executive Vice President and Trustee

Date:  March 19, 1999    By:     /S/ LAURA D. GATES
                                 Laura D. Gates
                                 Trustee

Date:  March 19, 1999    By:     /S/ MARC S. HEILWEIL
                                 Marc S. Heilweil
                                 Trustee

Date:  March 19, 1999    By:     /S/ STEPHEN G. MCCONAHEY
                                 Stephen G. McConahey
                                 Trustee

Date:  March 19, 1999    By:     /S/ QUINTIN E. PRIMO III
                                 Quintin E. Primo III
                                 Trustee

Date:  March 19, 1999    By:     /S/ JOHN G. SCHREIBER
                                 John G. Schreiber
                                 Trustee

Date:  March 19, 1999    By:     /S/ ROBERT J. CHAPMAN
                                 Robert J. Chapman
                                 Chief Financial Officer

Date:  March 19, 1999    By:     /S/ CHARLES C. KRAFT
                                 Charles C. Kraft
                                 Principal Accounting Officer

                               INDEX TO EXHIBITS


Exhibit No.              Document Description
-----------              --------------------

21.1                     Subsidiaries of the Registrant

23.1                     Consent of KPMG LLP

27                       Financial Data Schedule

99.1                     Operating and Financial Data furnished to
Shareholders and Analysts