Form 10-Q
period 1999-03-31
AMLI RESIDENTIAL PROPERTIES TRUST
filed 1999-05-13
CIK 914724

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549


                                 FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934



               For the Quarterly Period Ended March 31, 1999



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

The number of the Registrant's Common Shares of Beneficial Interest outstanding was 16,968,002 as of March 31, 1999.

                                   INDEX



PART I  FINANCIAL INFORMATION


Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheets as of
              March 31, 1999 and December 31, 1998. . . . . . .      3

            Consolidated Statements of Operations
              for the three months ended
              March 31, 1999 and 1998 . . . . . . . . . . . . .      5

            Consolidated Statements of
              Shareholders' Equity
              for the three months ended
             March 31, 1999 . . . . . . . . . . . . . . . . . .      7

            Consolidated Statements of Cash Flows
              for the three months ended
              March 31, 1999 and 1998 . . . . . . . . . . . . .      8

            Notes to Consolidated Financial Statements. . . . .     10

Item 2.     Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations . . . . . . . . . . . . . .     27

Item 3.     Quantitative and Qualitative Disclosures
              About Market Risk . . . . . . . . . . . . . . . .     35



PART II  OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . .     39



SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . .     40

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                        AMLI RESIDENTIAL PROPERTIES TRUST

                                           CONSOLIDATED BALANCE SHEETS

                                      MARCH 31, 1999 AND DECEMBER 31, 1998

                                                   (UNAUDITED)
                                    (Dollars in thousands, except share data)
                                                                                 MARCH 31,     DECEMBER 31,
                                                                                   1999            1998
                                                                              --------------   ------------
ASSETS:
Rental apartments:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   92,914         91,459
  Depreciable property. . . . . . . . . . . . . . . . . . . . . . . . . .            600,778        586,507
                                                                                  ----------     ----------
                                                                                     693,692        677,966
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . .            (82,945)       (78,143)
                                                                                  ----------     ----------
                                                                                     610,747        599,823

Property under development. . . . . . . . . . . . . . . . . . . . . . . .             55,148         61,798

Investments in partnerships . . . . . . . . . . . . . . . . . . . . . . .             73,731         72,150

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .              2,868          4,546
Deferred expenses, net. . . . . . . . . . . . . . . . . . . . . . . . . .              2,938          2,942
Security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,682          1,684
Notes receivable from and advances to Service Companies . . . . . . . . .             31,814         31,277
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             13,506         11,372
                                                                                  ----------     ----------
          Total assets                                                            $  792,434        785,592
                                                                                  ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Debt (note 5) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  380,475        367,370
Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . . . .              2,213          2,170
Accrued real estate taxes payable . . . . . . . . . . . . . . . . . . . .              6,159         10,141
Construction costs payable. . . . . . . . . . . . . . . . . . . . . . . .              2,410          1,967
Security deposits and prepaid rents . . . . . . . . . . . . . . . . . . .              3,260          3,420
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .              2,749          3,096
                                                                                  ----------     ----------
          Total liabilities . . . . . . . . . . . . . . . . . . . . . . .            397,266        388,164
                                                                                  ----------     ----------




                                        AMLI RESIDENTIAL PROPERTIES TRUST

                                     CONSOLIDATED BALANCE SHEETS - CONTINUED


                                                                                 MARCH 31,     DECEMBER 31,
                                                                                   1999             1998
                                                                               -------------   ------------

Commitments and contingencies (note 6)

Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .             53,683         54,574
                                                                                  ----------     ----------

SHAREHOLDERS' EQUITY:
Series A Cumulative Convertible Preferred shares of beneficial interest,
 $0.01 par value, 1,500,000 authorized, 1,200,000 issued and 850,000 and 1,100,000 outstanding, respectively (aggregate liquidation
 preference of $17,157 and $22,200, respectively) . . . . . . . . . . . .                  9             11
Series B Cumulative Convertible Preferred shares of beneficial interest,
 $0.01 par value, 3,125,000 authorized, issued and outstanding
 (aggregate liquidation preference of $76,406). . . . . . . . . . . . . .                 31             31
Shares of beneficial interest, $0.01 par value, 145,375,000
  authorized, 16,968,002 and 16,655,155 common shares issued
  and outstanding, respectively . . . . . . . . . . . . . . . . . . . . .                169            167
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . .            421,108        420,303
Employees' and Trustees' notes. . . . . . . . . . . . . . . . . . . . . .            (10,722)       (10,668)
Dividends paid in excess of earnings. . . . . . . . . . . . . . . . . . .            (69,110)       (66,990)
                                                                                  ----------     ----------
          Total shareholders' equity. . . . . . . . . . . . . . . . . . .            341,485        342,854
                                                                                  ----------     ----------

          Total liabilities and shareholders' equity. . . . . . . . . . .         $  792,434        785,592
                                                                                  ==========     ==========














                          See accompanying notes to consolidated financial statements.

                                        AMLI RESIDENTIAL PROPERTIES TRUST

                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                   (UNAUDITED)
                                    (Dollars in thousands, except share data)

                                                                                      1999            1998
                                                                                   ---------        --------
Revenues:
  Property:
    Rental. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 26,695          24,138
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,569           1,292
  Interest and share of income from Service Companies . . . . . . . . . . .              639             429
  Other interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              327             191
  Income from partnerships. . . . . . . . . . . . . . . . . . . . . . . . .              750             324
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              473             288
                                                                                    --------        --------
          Total revenues. . . . . . . . . . . . . . . . . . . . . . . . . .           30,453          26,662
                                                                                    --------        --------
Expenses:
  Personnel . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,643           2,317
  Advertising and promotion . . . . . . . . . . . . . . . . . . . . . . . .              619             708
  Utilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,022           1,085
  Building repairs and maintenance and services . . . . . . . . . . . . . .            1,292           1,255
  Landscaping and grounds maintenance . . . . . . . . . . . . . . . . . . .              594             442
  Real estate taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,420           3,180
  Insurance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              200             221
  Property management fees. . . . . . . . . . . . . . . . . . . . . . . . .              707             638
  Other operating expenses. . . . . . . . . . . . . . . . . . . . . . . . .              265             344
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5,316           4,938
  Amortization of deferred costs. . . . . . . . . . . . . . . . . . . . . .              111             130
  Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,790           4,291
  General and administrative. . . . . . . . . . . . . . . . . . . . . . . .            1,046             854
                                                                                    --------        --------
          Total expenses. . . . . . . . . . . . . . . . . . . . . . . . . .           22,025          20,403
                                                                                    --------        --------




                                        AMLI RESIDENTIAL PROPERTIES TRUST

                                CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                                                      1999            1998
                                                                                   ---------        --------

Income before minority interest . . . . . . . . . . . . . . . . . . . . . .            8,428           6,259
Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,148             933
                                                                                    --------        --------

          Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . .            7,280           5,326

Less income attributable to preferred shares. . . . . . . . . . . . . . . .            1,873             604
                                                                                    --------        --------

          Net income attributable to common shares. . . . . . . . . . . . .         $  5,407           4,722
                                                                                    ========        ========

Net income per common share (basic and diluted) . . . . . . . . . . . . . .         $    .32             .28
                                                                                    ========        ========

Dividends declared and paid per common share. . . . . . . . . . . . . . . .         $    .45             .44
                                                                                    ========        ========






















                          See accompanying notes to consolidated financial statements.

                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                           THREE MONTHS ENDED MARCH 31, 1999
                                                (Dollars in thousands)


                                    SHARES OF                       EMPLOYEES'       DIVIDENDS
                                BENEFICIAL INTEREST   ADDITIONAL       AND              PAID
                               --------------------    PAID-IN       TRUSTEES'       IN EXCESS
                                SHARES       AMOUNT    CAPITAL        NOTES         OF EARNINGS        TOTAL
                               -------       ------  ----------     ---------       -----------      ---------
Balance at
 December 31, 1998. . . . .  20,880,155        $209     420,303       (10,668)         (66,990)        342,854
  Shares issued in
   connection with:
     Executive Share
       Purchase Plan. . . .      18,978         --          383         --               --                383
  Employees' and
    Trustees' notes, net. .       --            --         --             (54)           --                (54)
  Units converted
    to shares . . . . . . .      43,869         --          671         --               --                671
  Reallocation of
    minority interest . . .       --            --         (249)        --               --               (249)
  Dividends paid in
    excess of earnings. . .       --            --        --            --              (2,120)         (2,120)
                             ----------        ----     -------       -------          -------         -------
Balance at
  March 31, 1999. . . . . .  20,943,002        $209     421,108       (10,722)         (69,110)        341,485
                             ==========        ====     =======       =======          =======         =======














                             See accompanying notes to consolidated financial statements.

                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                      (UNAUDITED)
                                                (Dollars in thousands)
                                                                                       1999            1998
                                                                                     --------        --------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  7,280           5,326
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .         4,901           4,422
      Income from partnerships. . . . . . . . . . . . . . . . . . . . . . . . .          (750)           (294)
      Loss from Service Companies . . . . . . . . . . . . . . . . . . . . . . .           374             116
      Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,148             933
    Changes in assets and liabilities:
      Increase in deferred costs. . . . . . . . . . . . . . . . . . . . . . . .          (131)            (75)
      Decrease in security deposits . . . . . . . . . . . . . . . . . . . . . .             2             157
      Decrease (increase) in other assets . . . . . . . . . . . . . . . . . . .         1,367            (980)
      Decrease in accrued real estate taxes and interest payable. . . . . . . .        (3,922)         (3,704)
      (Decrease) increase in tenant security deposits and prepaid rents . . . .          (160)            327
      Decrease in other liabilities . . . . . . . . . . . . . . . . . . . . . .          (347)           (379)
                                                                                     --------         -------
          Net cash provided by operating activities . . . . . . . . . . . . . .         9,762           5,849
                                                                                     --------         -------

Cash flows from investing activities:
  Investments in partnerships . . . . . . . . . . . . . . . . . . . . . . . . .        (2,108)           (307)
  Cash distributions from partnerships. . . . . . . . . . . . . . . . . . . . .         1,500           1,176
  Advances to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (4,655)            (65)
  Earnest money deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . .           242             117
  Acquisition properties. . . . . . . . . . . . . . . . . . . . . . . . . . . .          (754)        (18,895)
  Capital expenditures - rehab properties . . . . . . . . . . . . . . . . . . .          (547)           (472)
  Capital expenditures - other properties . . . . . . . . . . . . . . . . . . .          (421)           (320)
  Properties under development, net of co-investors' share of costs . . . . . .        (7,557)        (34,891)
  Increase in construction costs payable. . . . . . . . . . . . . . . . . . . .           443           1,528
                                                                                     --------         -------
          Net cash used in investing activities . . . . . . . . . . . . . . . .       (13,857)        (52,129)
                                                                                     --------         -------




                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                       1999            1998
                                                                                     --------        --------
Cash flows from financing activities:
  Debt proceeds, net of financing costs . . . . . . . . . . . . . . . . . . . .        51,934          68,651
  Debt repayments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (38,829)        (40,633)
  Proceeds from shares offering, net of issuance costs. . . . . . . . . . . . .         --             24,750
  Proceeds from issuance of Executive Share Purchase Plan shares,
    net of Employees' and Trustees' notes . . . . . . . . . . . . . . . . . . .           316             326
  Distributions to partners . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,604)         (1,444)
  Dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (9,400)         (7,780)
                                                                                     --------         -------
          Net cash provided by financing activities . . . . . . . . . . . . . .         2,417          43,870
                                                                                     --------         -------

Net decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . . .        (1,678)         (2,410)
Cash and cash equivalents at beginning of period. . . . . . . . . . . . . . . .         4,546           5,676
                                                                                     --------         -------
Cash and cash equivalents at end of period. . . . . . . . . . . . . . . . . . .      $  2,868           3,266
                                                                                     ========         =======
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest, net of amounts capitalized . . . .      $  5,273           4,840
                                                                                     ========        ========




















                             See accompanying notes to consolidated financial statements.

                     AMLI RESIDENTIAL PROPERTIES TRUST

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 1999 AND 1998

                                (Unaudited)
                 (Dollars in thousands, except share data)



1.    ORGANIZATION AND BASIS OF PRESENTATION

      Organization

      AMLI Residential Properties Trust (the "Company") commenced operations upon the completion of its initial public offering on February 15, 1994. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position at March 31, 1999 and December 31, 1998 and the results of operations and cash flows for the periods presented, have been made.

      Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results for the three months ended March 31, 1999 are not necessarily indicative of expected results for the entire year.

      The consolidated financial statements include the accounts of the Company and AMLI Residential Properties, L. P. (the "Operating Partnership" which holds the operating assets of the Company). The Company is the sole general partner and owned an 86% majority interest in the Operating Partnership at March 31, 1999. The limited partners hold Operating Partnership units ("OP Units") which are convertible into shares of the Company on a one-for-one basis, subject to certain limitations.

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


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Real Estate Assets

      In September 1998, AMLI initiated its first community rehab since its initial public offering by commencing the rehab of AMLI at Riverbend in Indianapolis, Indiana. In addition, three other properties, AMLI at Spring Creek in Atlanta, Georgia; AMLI at Valley Ranch in Irving, Texas; and AMLI at North Dallas in Dallas, Texas, have begun rehab programs in 1999. A rehab is a capital improvement program involving significant repairs, replacements and improvements at an aggregate cost of at least the greater of $3,000 per apartment home or 5% of the value of the entire apartment community. All costs (except costs to routinely paint the interiors of units at turnover) associated with a rehab will be capitalized and depreciated over their policy lives. The Company has incurred rehab costs of $547 and $472 during the three and twelve months ended March 31, 1999 and December 31, 1998, respectively.

                     AMLI RESIDENTIAL PROPERTIES TRUST

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

      At March 31, 1999, the Company's properties under development include parcels of land in the development planning stage on which physical construction will commence later this year or in 2000. Properties under development are as follows:

                                        AMLI RESIDENTIAL PROPERTIES TRUST

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                                                      NUMBER     NUMBER          TOTAL
                                                                       OF         OF            EXPENDED
COMMUNITY                           LOCATION                          ACRES      UNITS       THRU 3/31/99
---------                           --------                          ------     ------      -------------
Wholly-Owned:

Development Communities:
 AMLI:
  at Bent Tree II                   Dallas, TX                            10      200            $  2,674
  at Monterey Oaks (1)              Austin, TX                            26      430               5,635
  at Killian Creek                  Gwinnett County, GA                   22      216              12,444
  at St. Charles (1)                St. Charles, IL                       25      400              12,104
                                                                         ---    -----            --------
    Total Development Communities                                         83    1,246              32,857
                                                                         ---    -----            --------
Land Held for Future Development:
 AMLI:
  at Champions II (1)               Houston, TX                           14      288               2,414
  at Kings Harbor (1)               Houston, TX                           15      300               2,156
  at Mesa Ridge (1)                 Ft. Worth, TX                         27      520               3,807
  at Fossil Lake                    Ft. Worth, TX                         19      324               2,903
  at Park Bridge (1)                Atlanta, GA                           35      352               4,088
  at Prairie Lakes I                Noblesville, IN                       17      228                 869
  at Prairie Lakes II-IV            Noblesville, IN                      103    1,100               4,248
  at Summit Ridge (1)               Summit, MO                            24      410               1,806
                                                                         ---    -----            --------
    Total Land Held for Future Development                               254    3,522              22,291
                                                                         ---    -----            --------
    Total Wholly-Owned                                                   337    4,768              55,148
                                                                         ---    -----            --------
Co-Investments (Company Ownership Percentage):
 AMLI:
  at Northwinds (35%)               Atlanta, GA                           80      800              47,914
  at Deerfield (25%)                Plano, TX                             18      240              13,500
  at Oakhurst North (25%)           Aurora, IL                            29      464              41,001
  at Wells Branch (25%)             Austin, TX                            29      576              34,002
  Creekside (25%)                   Overland Park, KS                     12      224               4,284
  at Wynnewood Farms (25%)          Overland Park, KS                     20      232               3,634
  at Regents Crest II (25%)         Overland Park, KS                      6      108               2,147
  at Castle Creek (40%)             Indianapolis, IN                      16      276               4,977
  at Lake Clearwater (25%)          Indianapolis, IN                      11      216               5,756
                                                                         ---    -----            --------
    Total Co-Investments                                                 221    3,136             157,215
                                                                         ---    -----            --------
    Total                                                                558    7,904            $212,363
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





                     AMLI RESIDENTIAL PROPERTIES TRUST

      Interest Rate Limitation Contracts

      The Company has used interest rate caps and swaps to limit its exposure to increases in interest rates on its floating rate debt. The Company does not use them for trading purposes.

      At March 31, 1999, the Company was a party to various interest rate swap agreements which require the Company to pay to or receive from counterparties on a monthly basis the amounts, if any, by which the Company's interest costs on the fixed rate basis differs from the interest payments required on certain floating rate debt.

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

      The following summarizes certain information pursuant to interest rate limitation and swap contracts at March 31, 1999.


                                        AMLI RESIDENTIAL PROPERTIES TRUST

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




                              Type        Remaining    Cumulative    Approximate
Notional     Fixed             of         Contract        Cash         Value of
Amount       Rate(1)        Contract      Maturity        Paid       Liability(2)
--------    -------         --------      ---------    ----------   -------------

$10,000     6.216%            Swap         11/01/02         $ 89           246
 10,000     6.029%            Swap         11/01/02           64           185
 20,000     6.145%            Swap         02/15/03          143           461
 10,000     6.070%            Swap         02/18/03           63           204
                                                            ----         -----
                                                            $359         1,096
                                                            ====         =====



(1)    The fixed rate for the swaps includes the swap spread (the risk component added to the Treasury yield to determine a fixed rate) and excludes lender's spread.

(2)    "Value of Liability" represents the approximate amount which would have to be paid as of March 31, 1999 to terminate these contracts.  This amount is not recorded as a liability in the accompanying balance sheet as of
March 31, 1999.

(3)    Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging
Activities," becomes effective for all fiscal quarters for fiscal years beginning after June 15, 1999 and is not expected to have a material impact on the Company's financial statements.





                     AMLI RESIDENTIAL PROPERTIES TRUST

PER SHARE DATA

     In accordance with Statement of Financial Accounting Standards
No. 128, "Earnings Per Share," basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. A reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is as follows:
                                                Three months ended
                                                    March 31,
                                             ------------------------
                                                1999          1998
                                             ----------    ----------
Net income. . . . . . . . . . . . . . . .    $    7,280         5,326
Less income attributable to
  preferred shares. . . . . . . . . . . .        (1,873)         (604)
                                             ----------    ----------
Net income attributable to
  common shares . . . . . . . . . . . . .    $    5,407         4,722
                                             ==========    ==========
Weighted average common
  shares - Basic. . . . . . . . . . . . .    16,739,804    16,591,904
Dilutive Options and Other
  Plan shares . . . . . . . . . . . . . .        38,253        94,194
                                             ----------    ----------
Weighted average common
  shares - Dilutive . . . . . . . . . . .    16,778,057    16,686,098
                                             ==========    ==========
Net income per common share:
    Basic . . . . . . . . . . . . . . . .    $      .32           .28
    Diluted . . . . . . . . . . . . . . .    $      .32           .28
                                             ==========    ==========


3. INVESTMENTS IN PARTNERSHIPS AND SERVICE COMPANIES

     INVESTMENTS IN PARTNERSHIPS

     At March 31, 1999, the Operating Partnership is a general partner in various co-investment partnerships and in the GP Properties (AMLI at Prairie Court in Oak Park, Illinois and AMLI at Towne Creek in Gainesville, Georgia) which are accounted for using the equity method. The Operating Partnership and the Service Companies receive various fees for services provided to these co-investment partnerships, including development fees, construction fees, acquisition fees, property management fees, asset management fees, financing fees, administrative fees and disposition fees. The Operating Partnership is entitled to shares of cash flow or liquidation proceeds in excess of its stated ownership percentages, in most cases based on returns to its partners in excess of specified rates. Through March 31, 1999, the Operating Partnership has received $557 of cash flow in excess of its ownership percentages ($187 for the three months ended March 31, 1999).

Investments in partnerships at March 31, 1999 and the Company's 1999 share of income or loss from each are summarized as follows:

                                        AMLI RESIDENTIAL PROPERTIES TRUST
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                Equity                       Total      Company's    Company's
                   Company's               ----------------   Company's       Net        Share of    Share of
                   Percentage    Total            Company's   Investment     Income    Net Income    Deprecia-
Community          Ownership     Assets    Total  Share (1)      (1)         (Loss)      (Loss)        tion
---------          ----------   -------    -----  ---------   ----------     -----     ----------   ----------
AMLI:
 at Park Place        25%       $19,036    6,338     1,585        1,550        135             34          34
 at Greenwood
  Forest              15%        16,272    4,494       674          656        (13)            (2)         18
 at Champions
  Park                15%        12,002    3,003       450          450          9              1          13
 at Champions
  Centre              15%         9,136    2,395       359          359         (1)         --             11
 at Windbrooke        15%        16,647    4,593       689          689         56              8          19
 at Willeo Creek      30%        14,458    4,439     1,332        1,332         42             13          38
 at Pleasant Hill     40%        25,613   10,123     4,268        3,832        194             78          82
 at Barrett Lakes     35%        26,183    9,223     3,228        3,338        111             39          79
 at Chevy Chase       33%        43,535   13,202     4,347        4,347        332            110         105
 at Willowbrook       40%        36,107   11,087     4,435        4,347        242             97         114
 at River Park        40%        14,754    5,570     2,228        2,182         98             39          44
 at Fox Valley        25%        24,142   23,613     5,903        6,095        288             72          46
 at Fossil Creek      25%        20,969   20,736     5,184        5,278        372             93          45
 at Danada Farms      10%        47,088   21,058     2,106        2,096        309             31          34
 at Verandah          35%        23,896    6,547     2,311        2,370        (35)            10          96
 at Northwinds        35%        47,917   21,067     7,387        7,218        117             41         117
 at Regents Crest     25%        27,272   10,758     2,689        2,717        127             59          42
 at Oakhurst North    25%        42,507   39,243     9,811        9,785         17              4          50
 at Wells Branch      25%        34,334   33,539     8,385        7,802        245             61          67
 on the Parkway       25%        16,305    5,339     1,335        1,014        (27)            (7)         52
 on Timberglen        40%        11,124    4,256     1,705          279        (13)             3          46
 at Castle Creek      40%         5,043    4,276     1,710        1,701      --             --          --
 at Lake Clear-
  water               25%         5,761    4,904     1,226        1,207      --             --          --
 Creekside            25%         4,298    3,992       998        1,003      --             --          --
 at Deerfield         25%        13,483    6,040     1,510        1,361        (40)           (10)          5
 at Wynnewood
  Farms               25%         3,675    3,132       783          723      --             --          --
                               --------  -------    ------       ------      -----          -----      ------
                               $561,557  282,967    76,638       73,731      2,565            774       1,157
                               ========  =======    ======       ======      =====                     ======
   GP Properties and other                                                                    (24)
                                                                                            -----
                                                                                              750
                                                                                            =====

                     AMLI RESIDENTIAL PROPERTIES TRUST

     (1) The Company's investment in partnerships differs from the Company's share of co-investment partnerships' equity primarily due to capitalized interest on its investments in properties under development and the elimination of the Company's share of development fee income. These items are amortized over 40 years using the straight-line method.


     The Company's original investment in the co-investment partnerships totals $82,372 at March 31, 1999.

     All but one debt financing has been obtained at fixed rate from various insurance companies on behalf of these co-investment partnerships. AMLI at Deerfield's financing is a variable rate note payable to AMLI. The following summarizes co-investment debt at March 31, 1999:

                        Total      Outstanding  Interest
Community             Commitment   at 3/31/99     Rate          Maturity
---------             ----------   -----------  --------        --------
AMLI:
 at Park Place           $13,000       12,160      8.21%      October 1999
 at Deerfield             11,370        5,889     L+1.5%     December 1999
 at Champions Centre       6,700        6,571      8.93%      January 2002
 at Champions Park         9,500        8,806      7.26%      January 2002
 at Windbrooke            11,500       11,390      9.24%     February 2002
 at Greenwood Forest      11,625       11,536      8.95%          May 2002
 at Chevy Chase           29,767       28,821      6.67%        April 2003
 at Willeo Creek          10,000        9,701      6.77%          May 2003
 at Willowbrook           24,500       23,871     7.785%          May 2003
 at Regents Crest         16,500       15,943      7.50%     December 2003
 at Verandah              16,940       16,940      7.55%        April 2004
 on Timberglen             6,770        6,701      7.70%         June 2004
 at Danada Farms          24,500       24,500      7.33%        March 2007
 at Pleasant Hill         15,500       15,126      9.15%        March 2007
 at River Park             9,100        8,928      7.75%         June 2008
 on the Parkway           10,800       10,769      6.75%      January 2009
 at Barrett Lakes         16,680       16,626      8.50%     December 2009
 at Northwinds            33,800       23,847      8.25%      October 2010

     In general, these loans provide for monthly payments of principal and interest based on a 25 or 27 year amortization schedule and a balloon payment at maturity. Loans against newly-completed properties provide for payments of interest only for an initial period, with principal amortization commencing generally within two years of completion of construction and initial lease-up.

Investments in Service Companies

Summarized combined financial information of the Service Companies at and for the three months ended March 31, 1999 and 1998 follows:

                                           1999            1998
                                         -------         -------

         Income (1)                      $ 2,751           2,348
         General and adminis-
           trative expenses               (2,075)         (1,644)
                                         -------         -------
             EBITDA                          676             704

                     AMLI RESIDENTIAL PROPERTIES TRUST

                                           1999            1998
                                         -------         -------

         Interest                           (704)           (545)
         Depreciation (2)                   (362)           (298)
         Income taxes                        147              46
                                         -------         -------

           Loss                          $  (243)            (93)
                                         =======         =======

         Total assets                    $38,279          25,622
                                         =======         =======

         (1)   Net of construction and landscaping costs.
         (2)   Includes $100 in amortization of goodwill each year.


    Substantially all interest expense of the Service Companies results from notes payable to the Company at interest rates ranging from 9.5% to 13.0%. Interest and share of income from Service Companies as included in the accompanying Consolidated Statements of Operations is reconciled below:

                                                        March 31,
                                                   -----------------
                                                    1999       1998
                                                   ------     ------

    Intercompany interest expensed. . . . . . .     $ 704        545
    Intercompany interest capitalized . . . . .       309        --
    Loss. . . . . . . . . . . . . . . . . . . .      (243)       (93)
    Intercompany eliminations and
      minority interests. . . . . . . . . . . .      (131)       (23)
                                                    -----      -----

                                                    $ 639        429
                                                    =====      =====

4.  RELATED PARTY TRANSACTIONS

    During the three months ended March 31, 1999 and 1998, the Company accrued or paid to its affiliates fees and other costs and expenses as follows:

                                                1999              1998
                                                ----              ----
       Management fees                          $707               638
       General contractor fees                    89               322
       Interest expense                          137               150
       Landscaping and grounds maintenance       223               179
                                                ====              ====

   In addition, at March 31, 1999 and December 31, 1998, the Company owed Amrescon $1,249 and $1,967, respectively, for construction costs of communities under development.

                     AMLI RESIDENTIAL PROPERTIES TRUST

   During the three months ended March 31, 1999 and 1998, the Company earned or received from its affiliates other income as follows:

                                                1999            1998
                                               -----           ------
        Development fees                       $ 320              102
        Asset management fees                    151              151
        Accounting and administrative fees         2                2
        Interest on advances to other
          affiliates                              79                6
        Interest on notes and advances
          to Service Companies                 1,013              546
                                               =====            =====


   In addition, total revenues of $656 and $447, respectively, were generated from leases to AMLI Corporate Homes ("ACH"), a division of one of the Service Companies. At March 31, 1999 and December 31, 1998, ($30) and $22 were due (to) from ACH, respectively.


                                        AMLI RESIDENTIAL PROPERTIES TRUST

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


5. DEBT

   The table below summarizes certain information relating to the indebtedness of the Company.

                                                                 Balance                                Balance
                                                   Original        at           Interest    Maturity       at
Encumbered Communities                              Amount       3/31/99          Rate        Date      12/31/98
----------------------                             --------      --------       --------    --------    --------

BOND FINANCING:
                                                                              Tax-Exempt
Unsecured (1)                                      $ 40,750        40,750     Rate+1.23%     10/1/24      40,750
                                                                              Tax-Exempt
AMLI at Poplar Creek                                  9,500         9,500     Rate+1.15%      2/1/24       9,500
                                                   --------       -------                                -------
    Total Bonds                                      50,250        50,250                                 50,250
                                                   --------       -------                                -------

MORTGAGE NOTES PAYABLE TO FINANCIAL INSTITUTIONS:
AMLI at Conner Farms                                 13,275        12,681          7.00%     6/15/03      12,739
AMLI at Sherwood                                      7,320         6,569          7.75%      7/1/03       6,621
AMLI at Riverbend                                    31,000        29,715          7.30%      7/1/03      29,847
AMLI in Great Hills                                  11,000        10,547          7.34%      7/1/03      10,593
AMLI at Valley Ranch                                 11,500        10,411         7.625%     7/10/03      10,470
AMLI at Nantucket                                     7,735         7,656          7.70%      6/1/04       7,683
AMLI at Bishop's Gate                                15,380        15,006            (2)      8/1/05      15,072
AMLI at Regents Center                               20,100        19,604            (3)      9/1/05      19,649
AMLI on the Green (4)
AMLI of North Dallas (4)                             43,234        41,619         7.789%      5/1/06      41,778
AMLI at Clairmont                                    12,880        12,880          6.95%     2/15/08      12,880
                                                   --------       -------                               --------
  Total Mortgage Notes Payable                      173,424       166,688(5)                             167,332
                                                   --------       -------                               --------





                                        AMLI RESIDENTIAL PROPERTIES TRUST

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                  Balance                               Balance
                                                   Original        at           Interest    Maturity       at
Encumbered Properties                               Amount        3/31/99         Rate        Date      12/31/98
---------------------                              --------      --------       --------    --------    --------

OTHER NOTES PAYABLE:

AMLI at Park Creek                                   10,322        10,287         7.875%     12/1/38       9,038
Unsecured line of credit (6)(7)                     200,000       147,500         L+.90%     6/27/01     135,000
Note payable to Service Company                       5,000         5,000         10.00%      1/1/03       5,000
Unsecured note payable to Service Company               750           750          4.00%      Demand         750
                                                   --------       -------     ---------      -------     -------
  Total Other Notes Payable                         216,072       163,537                                149,788
                                                   --------       -------                                -------
  Total                                            $439,746       380,475                                367,370
                                                   ========       =======                                =======


(1)   The terms of these tax-exempt bonds require that a portion of the apartment units be leased to individuals who qualify based on income levels specified by the U.S. Government.  The bonds bear interest at a variable rate that is adjusted weekly based upon the remarketing rate for these bonds (4.15% for AMLI at Spring Creek and 3.97%
for AMLI at Poplar Creek at April 28, 1999).  The credit enhancement for the AMLI at Spring Creek bonds was provided by a $41,297 letter of credit from Wachovia Bank which expires on October 15, 2002 and the credit enhancement for the AMLI at Poplar Creek bonds was provided by a $9,617 letter of credit from LaSalle National
Bank that expires December 18, 2002.

(2)   This original $14,000 mortgage bears interest at 9.1%.  For financial reporting purposes, it was valued at
$15,380 to reflect a 7.25% market rate of interest when assumed in connection with the acquisition of AMLI at
Bishop's Gate on October 17, 1997.

(3)   $13,800 at 8.73% and $6,300 at 9.23%.

(4)   These two properties secure the FNMA loan that was sold at a discount of $673.  At March 31, 1999, the unamortized discount amount is $477.





                                        AMLI RESIDENTIAL PROPERTIES TRUST

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(5)   All but $21,104 of the total is non-recourse to the partners of the Operating Partnership.

(6)   The Company has used interest rate swaps on $50,000 of the outstanding amount to fix its base interest rate
(before current lender's spread) at an average of 6.12%.

(7)   The Company's $200,000 unsecured line of credit has been provided by a group of six banks led by Wachovia
Bank, N.A. and the First National Bank of Chicago.  The credit agreement provides for annual one-year extensions and reductions in the interest rate based on the future credit rating the Company is able to obtain.  In June
1998, the Company extended the maturity of the line of credit by one year to June 2001.  This unsecured line of credit requires that the Company meet various covenants typical of such an arrangement, including minimum net worth, minimum debt service coverage and maximum debt to equity percentage.  The unsecured line of credit is used for acquisition and development activities and working capital needs.





























                                        AMLI RESIDENTIAL PROPERTIES TRUST

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     As of March 31, 1999, the scheduled maturities of the Company's debt are as follows:

                                                       FIXED RATE
                                                        MORTGAGE                    NOTES
                                                      NOTES PAYABLE    UNSECURED   PAYABLE TO
                                             BOND     TO FINANCIAL       LINES      SERVICE
                                          FINANCINGS  INSTITUTIONS     OF CREDIT   COMPANIES       TOTAL
                                          ----------  -------------    ---------  -----------   ----------

1999. . . . . . . . . . . . . . . . . .     $  --            2,029         --            750        2,779
2000. . . . . . . . . . . . . . . . . .        --            3,034         --           --          3,034
2001. . . . . . . . . . . . . . . . . .        --            3,281      147,500         --        150,781
2002. . . . . . . . . . . . . . . . . .      50,250          3,534         --           --         53,784
2003. . . . . . . . . . . . . . . . . .        --           65,785         --          5,000       70,785
Thereafter. . . . . . . . . . . . . . .        --           99,312         --           --         99,312
                                            -------        -------      -------      -------      -------
                                            $50,250        176,975      147,500        5,750      380,475
                                            =======        =======      =======      =======      =======


                     AMLI RESIDENTIAL PROPERTIES TRUST

6. COMMITMENTS AND CONTINGENCIES

   The limited partnership agreements of AMLI at Verandah L.P. and AMLI on Timberglen provide for the redemption (at an amount determined by formula) by the partnerships of the limited partner's entire interest, in their sole discretion, at any time after March 25, 2002 and December 16, 2003, or at any time that there is a designated event of default on related indebtedness of the partnerships, which event of default remains uncured and unwaived to the time of notice of redemption election. The redemption amount may be paid in cash or Company shares of beneficial interest, or any combination thereof, in the sole discretion of the Company.

7. SEGMENT REPORTING

   The revenues, net operating income, FFO and assets for the Company's reportable segment are summarized as follows:

                                                         March 31,
                                               -------------------------
                                                  1999           1998
                                               ----------     ----------

Multifamily segment revenues (1). . . . . . .  $   47,329         39,637
                                               ==========     ==========

Multifamily segment net operating
  income (1). . . . . . . . . . . . . . . . .  $   29,159         23,512

Reconciling items to FFO:
  Reduce co-investment net operating
   income to Company's share (2). . . . . . .      (9,750)        (7,138)
  Interest income and share of income
    (loss) from Service Companies . . . . . .         739            533
  Other interest income . . . . . . . . . . .         327            191
  Other revenues. . . . . . . . . . . . . . .         473            288
  General and administrative expenses . . . .      (1,046)          (854)
  Interest expense and loan cost
    amortization. . . . . . . . . . . . . . .      (5,427)        (5,068)
                                               ----------     ----------
Consolidated FFO before minority
  interest. . . . . . . . . . . . . . . . . .      14,475         11,464
                                               ----------     ----------

Reconciling items to net income:
  Depreciation - wholly owned
    Properties. . . . . . . . . . . . . . . .      (4,790)        (4,291)
  Depreciation - share of
    co-investment Properties. . . . . . . . .      (1,157)          (810)
  Share of Service Company's
    goodwill amortization . . . . . . . . . .        (100)          (104)
                                               ----------     ----------
Income before minority interest
  and extraordinary items . . . . . . . . . .       8,428          6,259
Minority interest . . . . . . . . . . . . . .      (1,148)          (933)
                                               ----------     ----------
Income before extraordinary
  items . . . . . . . . . . . . . . . . . . .  $    7,280          5,326
                                               ==========     ==========

                     AMLI RESIDENTIAL PROPERTIES TRUST

                                                March 31,   December 31,
                                                  1999         1998
                                               ----------   ------------
Segment assets (1) (3). . . . . . . . . . . .  $1,306,469      1,281,291
                                               ==========     ==========

(1)  Represents revenues from wholly owned and co-investment properties.

(2) Represents amount required to reduce co-investment properties' net operating income to the Company's share of net operating income from partnerships.

(3) Represents original acquisition costs of wholly owned and co-investment properties.


     The Company does not derive any of its consolidated revenues from foreign countries and does not have any major customers that individually account for 10% or more of the Company's consolidated revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS,
        EXCEPT SHARE DATA)

The following discussion is based primarily on the consolidated financial statements of Amli Residential Properties Trust (the "Company") as of March 31, 1999 and December 31, 1998 and for the three months ended
March 31, 1999 and 1998.

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

As of March 31, 1999, the Company owned an 86% general partnership interest in AMLI Residential Properties, L.P. (the "Operating Partnership"), which holds the operating assets of the Company. The limited partners hold Operating Partnership units ("OP Units") that are convertible into common shares of the Company on a one-for-one basis, subject to certain limitations. At March 31, 1999, the Company owned 20,943,002 OP Units and the limited partners owned 3,521,803 OP Units. The Company has qualified, and anticipates continuing to qualify, as a real estate investment trust ("REIT") for Federal income tax purposes.

RESULTS OF OPERATIONS

     During the period from January 1, 1998 through March 31, 1999, growth from property revenues and property operating expenses resulted from increases at communities owned as of January 1, 1998, from communities acquired and from the newly-constructed communities since January 1, 1998.

     Since January 1, 1998, the Company has acquired a total of 1,102 units of four stabilized communities (AMLI at Clairmont, AMLI at Centennial Park, AMLI at Lexington Farms and AMLI at Eagle Creek) and developed and begun rental operations on 456 apartment homes of two new communities (AMLI at Park Creek and AMLI at Killian Creek). Property operations for the three months ended March 31, 1999 and 1998 are summarized as follows:

                                                              Increase
                                        1999         1998    (Decrease)
                                      -------      -------   ---------
Total Property Revenues
-----------------------
 Same Communities . . . . . . .       $23,775       23,176         599
 New Communities. . . . . . . .         1,769          653       1,116
 Development and/or Lease-up
  Communities . . . . . . . . .           188           73         115
 Acquisition Communities. . . .         2,531          560       1,971
 Communities Contributed
  to Ventures/Sold. . . . . . .             1          968        (967)
                                      -------      -------     -------
    Total . . . . . . . . . . .       $28,264       25,430       2,834
                                      =======      =======     =======

                                                              Increase
                                        1999         1998    (Decrease)
                                      -------      -------   ---------
Total Property Operating Expenses
---------------------------------
 Same Communities . . . . . . .       $ 9,164        9,103          61
 New Communities. . . . . . . .           544          323         221
 Development and/or Lease-up
  Communities . . . . . . . . .           146           50          96
 Acquisition Communities. . . .           898          170         728
 Communities Contributed
  to Ventures/Sold. . . . . . .            10          544        (534)
                                      -------      -------     -------
    Total . . . . . . . . . . .       $10,762       10,190         572
                                      =======      =======     =======
Total Property Net Operating Income
-----------------------------------
 Same Communities . . . . . . .      $14,611        14,073         538
 New Communities. . . . . . . .        1,225           330         895
 Development and/or Lease-up
  Communities . . . . . . . . .           42            23          19
 Acquisition  Communities . . .        1,633           390       1,243
 Communities Contributed
  to Ventures/Sold. . . . . . .           (9)          424        (433)
                                     -------       -------     -------
    Total . . . . . . . . . . .      $17,502        15,240       2,262
                                     =======       =======     =======

     The term "New Communities" refers to completed properties owned since the beginning of the earliest period for which comparative financial information is presented.

     Property Net Operating Income is computed before interest, taxes, depreciation and amortization. This performance measure is not intended as a replacement for net income determined in accordance with generally accepted accounting principles ("GAAP").

     In December 1998, the Company contributed AMLI on Timberglen, a 260-unit property, to a 40% owned partnership. In addition, the Company in joint venture with institutional investors, completed the development or has under development and begun rental operations of five new communities that contain a total of 2,320 apartment homes (AMLI at Northwinds, AMLI at Wells Branch, AMLI at Oakhurst North, AMLI on the Parkway and AMLI at Deerfield). Property operations for the three months ended March 31, 1999 and 1998 are summarized as follows:
                                                              Increase
                                        1999         1998    (Decrease)
                                      -------      -------   ---------
Total Co-investment Property Revenues
-------------------------------------
 Same Communities . . . . . . .       $14,391       13,798         593
 New Communities. . . . . . . .         1,688          945         743
 Development and/or Lease-up
  Communities . . . . . . . . .         3,379          235       3,144
 Acquisition Communities. . . .         --           --           --
 Communities Contributed
  to Ventures/Sold. . . . . . .           463        --            463
                                      -------      -------     -------
    Total . . . . . . . . . . .       $19,921       14,978       4,943
                                      =======      =======     =======
Company's share of co-invest-
  ment total revenues . . . . .       $ 5,372        3,949       1,423
                                      =======      =======     =======

                     AMLI RESIDENTIAL PROPERTIES TRUST
                 COMPONENTS OF PROPERTY EBITDA - CONTINUED


                                                              Increase
                                        1999         1998    (Decrease)
                                      -------      -------   ---------

Total Co-investment Property Operating Expenses
-----------------------------------------------
 Same Communities . . . . . . .       $ 5,425        5,498         (73)
 New Communities. . . . . . . .           664          621          43
 Development and/or Lease-up
  Communities . . . . . . . . .         1,425          172       1,253
 Acquisition Communities. . . .         --           --           --
 Communities Contributed
  to Ventures/Sold. . . . . . .           225        --            225
                                      -------      -------     -------
    Total . . . . . . . . . . .       $ 7,739        6,291       1,448
                                      =======      =======     =======
Company's share of co-invest-
  ment property operating
  expenses. . . . . . . . . . .       $ 2,048        1,636         412
                                      =======      =======     =======

Total Co-investment Property
Net Operating Income
----------------------------
 Same Communities . . . . . . .       $ 8,966        8,300         666
 New Communities. . . . . . . .         1,024          324         700
 Development and/or Lease-up
  Communities . . . . . . . . .         1,954           63       1,891
 Acquisition
  Communities . . . . . . . . .         --           --           --
 Communities Contributed to
  Ventures/Sold . . . . . . . .           238        --            238
                                      -------      -------     -------
    Total . . . . . . . . . . .       $12,182        8,687       3,495
                                      =======      =======     =======
Company's share of co-invest-
 ment property EBITDA . . . . .       $ 3,388        2,363       1,025
                                      =======      =======     =======

For the three months ended March 31, 1999, net income attributable to common shares was $5,407 or $.32 per share on total revenues of $30,453. For the three months ended March 31, 1998, net income attributable to common shares was $4,722, or $.28 per share on total revenues of $26,662.

On a "same community" basis, weighted average occupancy of the apartment homes owned wholly by the Company decreased slightly to 92.4% for the three months ended March 31, 1999 from 93.3% in the prior year. Weighted average collected rental rates increased by 3.1% to $726 from $705 per unit per month for the three months ended March 31, 1999 and 1998, respectively. Including Co-Investment Communities, weighted average occupancy of the Company's apartment homes decreased to 92.6% for the three months ended March 31, 1999 from 93.7% in the prior year, and weighted average collected rental rates increased by 3.4% to $759 from $735 per unit per month for the three months ended March 31, 1999 and 1998, respectively.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 TO THREE MONTHS ENDED MARCH 31, 1998.

Income before minority interest increased to $8,428 for the three months ended March 31, 1999 from $6,259 for the three months ended March 31, 1998.

This increase was primarily attributable to a $3,791 increase in total revenues, reduced by a $2,668 increase in property operating expenses, a $378 increase in interest expense and a $499 increase in depreciation. Net income for the three months ended March 31, 1999 and 1998 was $7,280 and $5,326, respectively.

Total property revenues increased by $2,834, or 11.1%. This increase in property revenues was primarily from the 1,102 apartment homes acquired during 1988. In addition, leasing commenced on 456 apartment homes developed by the Company during 1998. Furthermore, moderate increases in rental rates were achieved while managing and maintaining just below 95% average occupancy at the communities. Other property revenues include increases in revenues from garages and carport ($226), telephone and cable systems ($88) and other fees ($1,255) charged to residents. On the same community basis total property revenues increased by $599, or 2.6%.

Interest and share of income from Service Companies increased 49% to $639 from $429 as a result of additional advances to the Service Companies to fund the acquisition cost of non-residential land and the cost of computer hardware and software.

Income from partnerships increased to $750 from $324, or 131.5%. This increase was a result of the contribution of a 260-unit apartment community into a co-investment partnership in 1998. In addition, five new co-investment partnerships have invested in five development communities, which has a total of 2,320 apartment homes that began rental operations in late 1998 and 1999.

Other income increased to $473 from $288, or 64.2% as a result of fees charged to newly formed co-investment partnerships that own properties under development. This increase includes a $219 increase in development fees.

Other interest income increased by $136. This increase was from additional employee notes for purchase of the Company's shares, from increased short-term advances to co-investment partnerships, and from a gap loan to one co-investment partnership that is anticipated to be repaid by year end.

Property operating expenses increased by $572, or 5.6%. This increase is principally due to the increase in the number of apartment homes through acquisition or development. On the same community basis, property operating expenses increased by $61 or .7%.

Interest expense, net of the amounts capitalized, increased to $5,316 from $4,938 or 7.7%, primarily due to increased indebtedness incurred in conjunction with properties under development and investments in joint ventures.

General and administrative expenses increased to $1,046 for the three months ended March 31, 1999 from $854 for the three months ended March 31, 1998. The increase is primarily attributable to increased compensation and compensation-related costs attributable to both additional employees and increased rates of compensation.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had $2,868 in cash and cash equivalents and $52,500 in availability under its $200,000 unsecured line of credit.

At March 31, 1999, nineteen of the Company's wholly-owned stabilized Communities were unencumbered. There are no other fixed rate loans on wholly-owned Communities with maturity dates prior to July 2003.

Net cash flows provided by operating activities for the three months ended March 31, 1999 increased to $9,762 from $5,849 for the three months ended March 31, 1998. The increase is primarily due to an increase in property net operating income and an increase in other revenue, reduced by increases in interest expense and general and administrative expense.

Cash flows used in investing activities for the three months ended
March 31, 1999 deceased to $13,857 from $52,129 for the three months ended March 31, 1998. The decrease consisted primarily of fewer expenditures for acquisition and development costs and more working capital advances to the Service Companies.

Net cash flows provided by financing activities for the three months ended March 31, 1999 were $2,417, which reflect net proceeds of additional borrowings and dividend payments. In 1998, cash flows include net proceeds from preferred shares issued, net proceeds of borrowings and dividend payments.

Funds from operations ("FFO") is defined as net income (computed in accordance with GAAP), excluding gains (losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships, joint ventures and other affiliates. Adjustments for unconsolidated partnerships, joint ventures and other affiliates are calculated to reflect FFO on the same basis.

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

FFO for the three months ended March 31, 1999 and 1998 is summarized as follows:
                                                 MARCH 31,
                                        ------------------------
                                           1999            1998
                                         -------         -------
    Net income before minority
     interest                            $ 8,428           6,259
    Depreciation                           4,790           4,291
    Share of co-investment partner-
      ships' depreciation                  1,157             810
    Share of Service Company's
      goodwill amortization                  100             104
                                         -------          ------
    FFO                                  $14,475          11,464
                                         =======          ======
    Weighted average shares and
      units including dilutive
      shares                              24,494          21,332
                                         =======          ======

FFO shown above is net of startup losses at newly-constructed communities. At some communities, the initial lease-up was so rapid that there were no startup losses.

In the typical situation, startup losses will be recorded between the time the first apartment building is delivered from construction until occupancy levels are adequate to recover all costs and expenses (including interest but excluding depreciation). FFO, as shown above for the three months ended March 31, 1999 and 1998, is shown net of startup losses of $158 and $419, respectively. The startup losses for the three months ended
March 31, 1999 are attributable to the initial lease-up of AMLI at Wells Branch, AMLI at Oakhurst North, AMLI at Killian Creek and AMLI at Deerfield. Additional amounts will be recorded in future quarters of 1999 as initial lease-up is completed or continued at these and other communities which will enter the lease-up period during 1999.

The Company expects to pay quarterly dividends from cash available for distribution. Until distributed, funds available for distribution will be invested in short-term investment-grade securities or used to temporarily reduce outstanding balances on the Company's revolving lines of credit.

The Company intends to finance the majority of its future development activities by co-investing these developments with institutional partners. The Company expects to meet its short-term liquidity requirements by using its working capital and any portion of net cash flow from operations not distributed currently. The Company is of the opinion that its future net cash flows will be adequate to meet operating requirements in both the short and the long term and provide for payment of dividends by the Company in accordance with REIT requirements. In order to qualify as a REIT, the Company is required to make distributions to its shareholders equal to 95% of its REIT taxable income. The Company's 1999 estimated dividend payment level equals an annual rate of $1.80 per common share. The Company anticipates that all dividends to be paid in 1999 will be fully taxable.

The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, repayment of loans for construction, development, and acquisition activities through the issuance of long-term secured and unsecured debt and additional equity securities of the Company (or OP Units). On July 20, 1995, the Company's shelf registration became effective. The registration statement provided for up to an aggregate of $200,000 of preferred shares, common shares and security warrants which the Company may issue from time to time. Through March 31, 1999, the Company has issued preferred and common shares for an aggregate issuance price of $128,467, leaving a balance of $71,533 in shares that the Company may issue in the future under the shelf registration statement.

COMPANY INDEBTEDNESS

     The Company's debt as of March 31, 1999 includes $176,975 (46.5% of the total) which is secured by first mortgages on 12 of the wholly-owned communities and is summarized as follows:

                            SUMMARY DEBT TABLE
                            ------------------
Type of                Weighted Average          Outstanding   Percent
Indebtedness             Interest Rate             Balance     of Total
------------           ----------------          -----------   --------
Fixed Rate
Mortgages                    7.6%                  $176,975       46.5%

Tax-Exempt          Tax-Exempt Rate + 1.23%          50,250       13.2%
Bonds (1)           Tax-Exempt Rate + 1.15%

Lines of
Credit (2)               LIBOR + 0.90%              147,500       38.8%

Notes payable
to Service
Companies                   Various                   5,750        1.5%
                                                   --------      -----
     Total                                         $380,475      100.0%
                                                   ========      =====
--------------------

(1) The tax-exempt bonds bear interest at a variable tax-exempt rate that is adjusted weekly based on the re-marketing of these bonds (4.15% % for AMLI at Spring Creek and 3.97% for AMLI at Poplar Creek at April 28, 1999).

The AMLI at Spring Creek bonds mature on October 1, 2024 and the related credit enhancement expires on October 15, 2002. The AMLI at Poplar Creek bonds mature on February 1, 2024 and the related credit enhancement expires on December 18, 2002.

(2) Amounts borrowed under lines of credit are due in 2001. The interest rate on $50,000 has been fixed pursuant to interest rate swap contracts.

DEVELOPMENT ACTIVITIES

At March 31, 1999, the Company has made capital contributions totalling $83,243 to its existing co-investment partnerships and anticipates funding substantially all of its remaining commitment of $19,248 during 1999 to complete the 3,136 apartment homes being developed by co-investment partnerships.

Two of the four wholly-owned communities currently under development, AMLI at St. Charles and AMLI at Monterey Oaks, are anticipated to be contributed to co-investment partnerships during 1999. These 830 apartment homes under construction have estimated costs to complete of $55,061, that are anticipated to be funded in 1999 and 2000. The Company expects to incur $12,982 in 1999 to complete the 416 apartment homes in the remaining two wholly-owned communities under development.

The Company owns land for the development of an additional 3,522 apartment homes in Ft. Worth and Houston, Texas; Noblesville, Indiana; Lees Summit, Missouri and Atlanta, Georgia. The Company has earnest money deposits of $899 for seven land parcels anticipated to be acquired in 1999 for future development.

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

REHAB EXPENDITURES

In September 1998, AMLI initiated its first community rehab since its initial public offering. Rehab is a capital improvement program involving significant repairs, replacements and improvements at an aggregate cost of at least the greater of $3,000 per apartment home or 5% of the value of the entire apartment community. All costs (except costs to routinely paint the interiors of units at turnover) associated with a rehab will be capitalized and depreciated over their policy lives.

AMLI's larger properties were built in phases, and the rehabs of these larger properties are anticipated to be done in phases, each extending over consecutive periods not exceeding 24 months.

At March 31, 1999, four communities were under rehab and have incurred costs as follows:

     AMLI:
     at Riverbend                          $  759
     at Spring Creek                          101
     at North Dallas                          110
     at Valley Ranch                           49
                                           ------
                                           $1,019
                                           ======

INFLATION

Virtually all apartment leases at the communities and co-investment communities are for six or twelve months' duration. This enables the Company to pass along inflationary increases in its operating expenses on a timely basis. Because the Company's property operating expenses (exclusive of depreciation and amortization) average approximately 40% of rental and other property revenue, increased inflation typically results in comparable increases in income before interest and general and administrative expenses, so long as rental market conditions allow increases in rental rates while maintaining stable occupancy.

An increase in general price levels may immediately precede, or accompany, an increase in interest rates. The Company's exposure (including the Company's proportionate share of its co-investment partnerships' expense) to rising interest rates is mitigated by the existing debt level of approximately 43% of the Company's total market capitalization at March 31, 1999 (47% including the Company's share of co-investment partnerships' debt), the high percentage of intermediate term fixed rate debt (47% of total debt), and the use of interest rate swaps to effectively fix the interest rate on $20 million of floating rate debt through November 2002 and $30 million through February 2003 (13% of total debt). As a result, for the foreseeable future, increases in interest expense resulting from increasing inflation are anticipated to be less than future increases in income before interest and general and administrative expenses.

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

The Company and the Service Companies have replaced all primary data processing systems within the last thirty months and believe the new systems are Year 2000 compliant. The Company has commenced testing of its data processing systems; some testing has been complete by March 31, 1999, and all testing is now anticipated to be complete by September 30, 1999. Little remedial action is anticipated. Some external consultants are being engaged by the Service Companies to assist these testing efforts and remedial action, if any is required. Total costs for using outside consultants in this effort is estimated at less than $100,000, none of which has yet been incurred.

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

OTHER MATTERS

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

                                                    OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Company's Wholly-Owned
Communities and Co-Investment Communities:

                                                                1999                        1998
LOCATION/COMMUNITY             COMPANY'S   NUMBER    --------------------------  --------------------------
------------------            PERCENTAGE     OF        AT     AT     AT     AT     AT     AT     AT     AT
WHOLLY-OWNED COMMUNITIES       OWNERSHIP    UNITS    12/31   9/30   6/30   3/31  12/31   9/30   6/30   3/31
------------------------      ----------   -------   -----  -----  ----- ------  -----  ----- ------ ------

DALLAS/FT. WORTH, TEXAS
 AMLI:
   at AutumnChase . . . . . .                 690                           91%    92%    93%    90%    97%
   at Bent Tree . . . . . . .                 300                           93%    97%    91%    93%    93%
   at Bishop's Gate . . . . .                 266                           94%    91%    92%    97%   100%
   at Chase Oaks. . . . . . .                 250                           92%    92%    93%    93%    98%
   at Gleneagles. . . . . . .                 590                           94%    92%    93%    98%    97%
   on the Green . . . . . . .                 424                           93%    88%    93%    92%    96%
   at Nantucket . . . . . . .                 312                           94%    91%    93%    97%    98%
   of North Dallas. . . . . .               1,032                           92%    91%    93%    93%    96%
   on Rosemeade . . . . . . .                 236                           95%    94%    94%    95%    96%
   at Valley Ranch. . . . . .                 460                           91%    90%    92%    97%    98%
                                           ------    -----  -----  -----  -----  -----  -----  -----  -----
                                            4,560                           93%    92%    93%    94%    97%
                                           ------    -----  -----  -----  -----  -----  -----  -----  -----
AUSTIN, TEXAS
 AMLI:
   at the Arboretum . . . . .                 231                           97%    94%    97%    96%    97%
   in Great Hills . . . . . .                 344                           93%    89%    99%    97%    98%
   at Lantana Ridge . . . . .                 354                           92%    90%    92%    92%    94%
   at Martha's Vineyard . . .                 360                           96%    93%    96%    97%    96%
                                           ------    -----  -----  -----  -----  -----  -----  -----  -----
                                            1,289                           94%    91%    95%    96%    96%
                                           ------    -----  -----  -----  -----  -----  -----  -----  -----
ATLANTA, GEORGIA
 AMLI:
  at Peachtree City . . . . .                 312                           94%    90%    96%    99%    N/A
  at Clairmont. . . . . . . .                 288                           94%    96%    95%    96%    96%
                                                                                        lease  lease
  at Park Creek . . . . . . .                 200                           88%    97%    up     up     N/A
  at Sope Creek . . . . . . .                 695                           93%    94%    97%    95%    94%
  at Spring Creek . . . . . .               1,180                           91%    92%    94%    93%    94%
  at Vinings. . . . . . . . .                 360                           96%    92%    94%    96%    95%
  at West Paces . . . . . . .                 337                           94%    95%    97%    99%    98%
                                           ------    -----  -----  -----  -----  -----  -----  -----  -----
                                            3,372                           93%    93%    95%    95%    95%
                                           ------    -----  -----  -----  -----  -----  -----  -----  -----




                                                                1999                        1998
                               COMPANY'S   NUMBER    --------------------------  --------------------------
                              PERCENTAGE     OF        AT     AT     AT     AT     AT     AT     AT     AT
LOCATION/COMMUNITY             OWNERSHIP    UNITS    12/31   9/30   6/30   3/31  12/31   9/30   6/30   3/31
------------------            ----------   -------   -----  -----  ----- ------  -----  ----- ------ ------

EASTERN KANSAS
 AMLI:
   at Alvamar . . . . . . . .                 152                           93%    90%    94%    94%    95%
   at Centennial Park . . . .                 170                           89%    89%    N/A    N/A    N/A
   at Crown Colony. . . . . .                 220                           91%    88%    91%    89%    96%
   at Lexington Farms . . . .                 404                           91%    85%    N/A    N/A    N/A
   at Regents Center. . . . .                 424                           97%    95%    93%    95%    90%
   at Sherwood. . . . . . . .                 300                           91%    93%    89%    93%    92%
   at Town Center . . . . . .                 156                           96%    91%    96%    94%    93%
                                           ------    -----  -----  -----  -----  -----  -----  -----  -----
                                            1,826                           93%    90%    92%    93%    93%
                                           ------    -----  -----  -----  -----  -----  -----  -----  -----

INDIANAPOLIS, INDIANA
 AMLI:
   at Conner Farms. . . . . .                 300                           96%    89%    93%    86%    90%
   at Eagle Creek . . . . . .                 240                           94%    87%    N/A    N/A    N/A
   at Riverbend . . . . . . .                 996                           87%    88%    92%    93%    96%
                                           ------    -----  -----  -----  -----  -----  -----  -----  -----
                                            1,536                           90%    88%    92%    92%    95%
                                           ------    -----  -----  -----  -----  -----  -----  -----  -----

CHICAGO, ILLINOIS
 AMLI:
   at Park Sheridan . . . . .                 253                           93%    93%    98%    97%   100%
   at Poplar Creek. . . . . .                 196                           90%    93%    94%    95%    98%
                                           ------    -----  -----  -----  -----  -----  -----  -----  -----
                                              449                           92%    93%    96%    96%    99%
                                           ------    -----  -----  -----  -----  -----  -----  -----  -----
                                           13,032                         92.4%  91.4%  93.6%  94.2%  95.1%
                                           ======    =====  =====  =====  =====  =====  =====  =====  =====

CO-INVESTMENT COMMUNITIES:
--------------------------

ATLANTA, GA
 AMLI:
   at Barrett Lakes . . . . .     35%         446                           94%    88%    93%    93%    96%
   at Pleasant Hill . . . . .     40%         502                           90%    91%    94%    95%    93%
   at River Park. . . . . . .     40%         222                           93%    91%    96%    95%    98%
   at Towne Creek . . . . . .      1%         150                           86%    83%    89%    92%    95%
   at Willeo Creek. . . . . .     30%         242                           91%    86%    96%    94%    98%
                                           ------    -----  -----  -----  -----  -----  -----  -----  -----
                                            1,562                           91%    89%    94%    94%    96%
                                           ------    -----  -----  -----  -----  -----  -----  -----  -----




                                                                1999                        1998
                               COMPANY'S   NUMBER    --------------------------  --------------------------
                              PERCENTAGE     OF        AT     AT     AT     AT     AT     AT     AT     AT
LOCATION/COMMUNITY             OWNERSHIP    UNITS    12/31   9/30   6/30   3/31  12/31   9/30   6/30   3/31
------------------            ----------   -------   -----  -----  ----- ------  -----  ----- ------ ------

CHICAGO, IL
 AMLI:
   at Chevy Chase . . . . . .     33%         592                           96%    95%    97%    98%    97%
   at Danada Farms. . . . . .     10%         600                           96%    94%    94%    96%    98%
                                                                                                      lease
   at Fox Valley. . . . . . .     25%         272                           94%    86%    89%    87%    up
   at Prairie Court . . . . .      1%         125                           95%    94%    96%    93%    96%
   at Willowbrook . . . . . .     40%         488                           95%    96%    95%    98%    98%
   at Windbrooke. . . . . . .     15%         236                           99%    98%    99%    95%   100%
                                          -------    -----  -----  -----  -----  -----  -----  -----  -----
                                            2,313                           96%    94%    95%    95%    98%
                                          -------    -----  -----  -----  -----  -----  -----  -----  -----
EASTERN KANSAS
 AMLI:
   at Regents Crest . . . . .     25%         368                           93%    96%    96%    94%    92%
                                          -------    -----  -----  -----  -----  -----  -----  -----  -----
DALLAS, TX
 AMLI:                                                                                  lease  lease  lease
   at Fossil Creek. . . . . .     25%         384                           91%    90%    up     up     up
   on Timberglen. . . . . . .     40%         260                           92%    92%    N/A    N/A    N/A
   at Verandah. . . . . . . .     35%         538                           95%    94%    93%    96%    97%
                                                                                 lease  lease  lease  lease
   on the Parkway . . . . . .     25%         240                           95%    up     up     up     up
                                          -------    -----  -----  -----  -----  -----  -----  -----  -----
                                            1,422                           94%    92%    93%    96%    97%
                                          -------    -----  -----  -----  -----  -----  -----  -----  -----
AUSTIN, TX
 AMLI:
   at Park Place. . . . . . .     25%         588                           96%    92%    95%    95%    95%
                                          -------    -----  -----  -----  -----  -----  -----  -----  -----
HOUSTON, TX
 AMLI:
   at Champions Centre. . . .     15%         192                           92%    93%    95%    97%    98%
   at Champions Park. . . . .     15%         246                           85%    91%    98%    95%    95%
   at Greenwood Forest. . . .     15%         316                           93%    92%    98%    96%    97%
                                          -------    -----  -----  -----  -----  -----  -----  -----  -----
                                              754                           90%    92%    97%    96%    97%
                                          -------    -----  -----  -----  -----  -----  -----  -----  -----
Total Co-Investment
  Communities . . . . . . . .               7,007                         93.6%  92.1%  94.8%  94.8%  96.4%
                                          -------    -----  -----  -----  -----  -----  -----  -----  -----
TOTAL . . . . . . . . . . . .              20,039                         92.8%  91.6%  94.1%  94.4%  95.9%
                                          =======    =====  =====  =====  =====  =====  =====  =====  =====

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K have been filed during the quarter ended March 31, 1999. The Exhibits filed as part of this report are listed below.

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

                              AMLI RESIDENTIAL PROPERTIES TRUST



Date:  May 12, 1999           By:   /s/ CHARLES C. KRAFT
                                    -----------------------------------
                                    Charles C. Kraft
                                    Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Date:  May 12, 1999           By:   /s/ GREGORY T. MUTZ
                                    -----------------------------------
                                    Gregory T. Mutz
                                    Chairman of the Board of Trustees




Date:  May 12, 1999           By:   /s/ ALLAN J. SWEET
                                    -----------------------------------
                                    Allan J. Sweet
                                    President and Trustee




Date:  May 12, 1999           By:   /s/ ROBERT J. CHAPMAN
                                    -----------------------------------
                                    Robert J. Chapman
                                    Principal Financial Officer




Date:  May 12, 1999           By:   /s/ CHARLES C. KRAFT
                                    -----------------------------------
                                    Charles C. Kraft
                                    Principal Accounting Officer