Form 10-Q
period 1999-06-30
AMLI RESIDENTIAL PROPERTIES TRUST
filed 1999-08-12
CIK 914724

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549


                                   FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



                 For the Quarterly Period Ended June 30, 1999



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

The number of the Registrant's Common Shares of Beneficial Interest outstanding was 16,980,002 as of June 30, 1999.

                                     INDEX



PART I  FINANCIAL INFORMATION


Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheets as of
              June 30, 1999 and December 31, 1998. . . . . . . . .      3

            Consolidated Statements of Operations
              for the three and six months ended
              June 30, 1999 and 1998 . . . . . . . . . . . . . . .      5

            Consolidated Statements of
              Shareholders' Equity
              for the six months ended
              June 30, 1999. . . . . . . . . . . . . . . . . . . .      7

            Consolidated Statements of Cash Flows
              for the six months ended
              June 30, 1999 and 1998 . . . . . . . . . . . . . . .      8

            Notes to Consolidated Financial Statements . . . . . .     10

Item 2.     Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations. . . . . . . . . . . . . . . .     29

Item 3.     Quantitative and Qualitative Disclosures
              About Market Risk. . . . . . . . . . . . . . . . . .     37



PART II  OTHER INFORMATION

Item 4.     Submission of Matters to a
            Vote of Security Holders . . . . . . . . . . . . . . .     42

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . .     42



SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . .     43

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS
                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                              CONSOLIDATED BALANCE SHEETS

                                          JUNE 30, 1999 AND DECEMBER 31, 1998

                                                      (UNAUDITED)
                                       (Dollars in thousands, except share data)
                                                                                     JUNE 30,        DECEMBER 31,
                                                                                       1999              1998
                                                                                  --------------     ------------
ASSETS:
Rental apartments:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   87,278           91,459
  Depreciable property . . . . . . . . . . . . . . . . . . . . . . . . . . . .           557,648          586,507
                                                                                      ----------       ----------
                                                                                         644,926          677,966
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . .           (76,862)         (78,143)
                                                                                      ----------       ----------
                                                                                         568,064          599,823

Rental properties held for sale, net of accumulated depreciation . . . . . . .            41,312            --

Properties under development . . . . . . . . . . . . . . . . . . . . . . . . .            42,152           61,798

Investments in partnerships. . . . . . . . . . . . . . . . . . . . . . . . . .            85,327           72,150

Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . .               783            4,546
Deferred expenses, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,826            2,942
Security deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,818            1,684
Notes receivable from and advances to Service Companies. . . . . . . . . . . .            34,983           31,277
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            18,567           11,372
                                                                                      ----------       ----------
          Total assets                                                                $  795,832          785,592
                                                                                      ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Debt (note 5). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   382,320          367,370
Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,325            2,170
Accrued real estate taxes payable. . . . . . . . . . . . . . . . . . . . . . .             8,321           10,141
Construction costs payable . . . . . . . . . . . . . . . . . . . . . . . . . .               566            1,967
Security deposits and prepaid rents. . . . . . . . . . . . . . . . . . . . . .             3,318            3,420
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,846            3,096
                                                                                      ----------       ----------
          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .           399,696          388,164
                                                                                      ----------       ----------




                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                        CONSOLIDATED BALANCE SHEETS - CONTINUED


                                                                                      JUNE 30,       DECEMBER 31,
                                                                                       1999               1998
                                                                                   -------------     ------------

Commitments and contingencies (note 6)

Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            54,418           54,574
                                                                                      ----------       ----------

SHAREHOLDERS' EQUITY:
Series A Cumulative Convertible Preferred shares of beneficial interest,
 $0.01 par value, 1,500,000 authorized, 1,200,000 issued and 850,000 and 1,100,000 outstanding, respectively (aggregate liquidation
 preference of $17,156 and $22,200, respectively). . . . . . . . . . . . . . .                 9               11
Series B Cumulative Convertible Preferred shares of beneficial interest,
 $0.01 par value, 3,125,000 authorized, issued and outstanding
 (aggregate liquidation preference of $76,406) . . . . . . . . . . . . . . . .                31               31
Shares of beneficial interest, $0.01 par value, 145,375,000
  authorized, 16,980,002 and 16,655,155 common shares issued
  and outstanding, respectively. . . . . . . . . . . . . . . . . . . . . . . .               169              167
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .           421,643          420,303
Employees' and Trustees' notes . . . . . . . . . . . . . . . . . . . . . . . .           (10,684)         (10,668)
Dividends paid in excess of earnings . . . . . . . . . . . . . . . . . . . . .           (69,450)         (66,990)
                                                                                      ----------       ----------
          Total shareholders' equity . . . . . . . . . . . . . . . . . . . . .           341,718          342,854
                                                                                      ----------       ----------

          Total liabilities and shareholders' equity . . . . . . . . . . . . .        $  795,832          785,592
                                                                                      ==========       ==========














                             See accompanying notes to consolidated financial statements.

                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                   THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                      (UNAUDITED)
                                       (Dollars in thousands, except share data)

                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  JUNE 30                         JUNE 30
                                                         --------------------------     --------------------------
                                                             1999           1998            1999           1998
                                                         -----------     ----------     -----------     ----------
Revenues:
  Property:
    Rental . . . . . . . . . . . . . . . . . . . . .        $ 27,281         25,204          53,976         49,342
    Other. . . . . . . . . . . . . . . . . . . . . .           1,757          1,456           3,326          2,748
  Interest and share of income from
    Service Companies. . . . . . . . . . . . . . . .           1,037            630           1,676          1,059
  Other interest . . . . . . . . . . . . . . . . . .             365            223             692            414
  Income from partnerships . . . . . . . . . . . . .             923            499           1,673            823
  Other. . . . . . . . . . . . . . . . . . . . . . .           1,317          1,297           1,790          1,585
                                                            --------       --------        --------       --------
          Total revenues . . . . . . . . . . . . . .          32,680         29,309          63,133         55,971
                                                            --------       --------        --------       --------
Expenses:
  Personnel. . . . . . . . . . . . . . . . . . . . .           2,700          2,529           5,343          4,846
  Advertising and promotion. . . . . . . . . . . . .             651            796           1,270          1,504
  Utilities. . . . . . . . . . . . . . . . . . . . .             906          1,059           1,928          2,144
  Building repairs and maintenance and services. . .           1,552          1,490           2,844          2,745
  Landscaping and grounds maintenance. . . . . . . .             665            648           1,259          1,090
  Real estate taxes. . . . . . . . . . . . . . . . .           3,508          3,274           6,928          6,454
  Insurance. . . . . . . . . . . . . . . . . . . . .             221            251             421            472
  Property management fees . . . . . . . . . . . . .             727            667           1,434          1,305
  Other operating expenses . . . . . . . . . . . . .             365            387             630            731
  Interest . . . . . . . . . . . . . . . . . . . . .           5,625          4,800          10,941          9,738
  Amortization of deferred costs . . . . . . . . . .              97            118             208            248
  Depreciation . . . . . . . . . . . . . . . . . . .           4,394          4,488           9,184          8,779
  General and administrative . . . . . . . . . . . .             948          1,112           1,994          1,966
                                                            --------       --------        --------       --------
          Total expenses . . . . . . . . . . . . . .          22,359         21,619          44,384         42,022
                                                            --------       --------        --------       --------





                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                   CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  JUNE 30                         JUNE 30
                                                         --------------------------     --------------------------
                                                             1999           1998            1999           1998
                                                         -----------     ----------     -----------     ----------

Income before nonrecurring gains and
  minority interest. . . . . . . . . . . . . . . . .          10,321          7,690          18,749         13,949
Gain on sale of land . . . . . . . . . . . . . . . .             281          --                281          --
                                                            --------       --------        --------       --------

Income before minority interest. . . . . . . . . . .          10,602          7,690          19,030         13,949
Minority interest. . . . . . . . . . . . . . . . . .           1,513          1,109           2,661          2,042
                                                            --------       --------        --------       --------

          Net income . . . . . . . . . . . . . . . .           9,089          6,581          16,369         11,907

Less income attributable to preferred shares . . . .           1,789            958           3,662          1,562
                                                            --------       --------        --------       --------

          Net income attributable to common shares .        $  7,300          5,623          12,707         10,345
                                                            ========       ========        ========       ========

Net income per common share (basic and diluted). . .        $    .43            .34             .75            .62
                                                            ========       ========        ========       ========

Dividends declared and paid per common share . . . .        $    .45            .44             .90            .88
                                                            ========       ========        ========       ========














                             See accompanying notes to consolidated financial statements.

                                              AMLI RESIDENTIAL PROPERTIES TRUST

                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                               SIX MONTHS ENDED JUNE 30, 1999
                                                   (Dollars in thousands)


                                      SHARES OF                         EMPLOYEES'        DIVIDENDS
                                  BENEFICIAL INTEREST    ADDITIONAL        AND               PAID
                                 --------------------     PAID-IN        TRUSTEES'        IN EXCESS
                                  SHARES       AMOUNT     CAPITAL         NOTES          OF EARNINGS         TOTAL
                                 -------       ------   ----------      ---------        -----------       ---------
Balance at
 December 31, 1998 . . . . .   20,880,155        $209      420,303        (10,668)          (66,990)         342,854
  Shares issued in
   connection with:
     Executive Share
       Purchase Plan . . . .       23,466         --           483          --                --                 483
  Employees' and
    Trustees' notes, net . .        --            --         --               (16)            --                 (16)
  Units converted
    to shares. . . . . . . .       51,381         --           786          --                --                 786
  Reallocation of
    minority interest. . . .        --            --            71          --                --                  71
  Dividends paid in
    excess of earnings . . .        --             -         --             --               (2,460)          (2,460)
                               ----------        ----      -------        -------           -------          -------
Balance at
  June 30, 1999. . . . . . .   20,955,002        $209      421,643        (10,684)          (69,450)         341,718
                               ==========        ====      =======        =======           =======          =======














                                See accompanying notes to consolidated financial statements.

                                              AMLI RESIDENTIAL PROPERTIES TRUST

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                         (UNAUDITED)
                                                   (Dollars in thousands)
                                                                                            1999            1998
                                                                                          --------        --------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 16,369          11,907
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . .           9,392           9,027
      Income from partnerships . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,673)           (823)
      Loss from Service Companies. . . . . . . . . . . . . . . . . . . . . . . . .             426              93
      Gain on sale of land . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (281)          --
      Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,661           2,042
    Changes in assets and liabilities:
      Increase in deferred costs . . . . . . . . . . . . . . . . . . . . . . . . .            (144)           (211)
      (Increase) decrease in security deposits . . . . . . . . . . . . . . . . . .            (134)             42
      Decrease (increase) in other assets. . . . . . . . . . . . . . . . . . . . .             756          (1,735)
      Decrease in accrued real estate taxes and interest payable . . . . . . . . .          (1,471)         (1,442)
      (Decrease) increase in tenant security deposits and prepaid rents. . . . . .            (102)            270
      Decrease in other liabilities. . . . . . . . . . . . . . . . . . . . . . . .            (250)           (917)
                                                                                          --------         -------
          Net cash provided by operating activities. . . . . . . . . . . . . . . .          25,549          18,253
                                                                                          --------         -------

Cash flows from investing activities:
  Net cash proceeds from sale of land. . . . . . . . . . . . . . . . . . . . . . .           1,451           --
  Investments in partnerships. . . . . . . . . . . . . . . . . . . . . . . . . . .          (5,999)             73
  Cash distributions from partnerships . . . . . . . . . . . . . . . . . . . . . .           3,093           2,212
  Advances to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (11,816)         (3,794)
  Earnest money deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (435)            253
  Acquisition properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (359)         (1,853)
  Capital expenditures - rehab properties. . . . . . . . . . . . . . . . . . . . .          (2,047)          --
  Capital expenditures - other properties. . . . . . . . . . . . . . . . . . . . .          (2,306)        (19,139)
  Properties under development, net of co-investors' share of costs. . . . . . . .          (2,878)        (28,380)
  Decrease in construction costs payable . . . . . . . . . . . . . . . . . . . . .          (1,401)         (5,240)
                                                                                          --------         -------
          Net cash used in investing activities. . . . . . . . . . . . . . . . . .         (22,697)        (55,868)
                                                                                          --------         -------




                                              AMLI RESIDENTIAL PROPERTIES TRUST

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                            1999            1998
                                                                                          --------        --------
Cash flows from financing activities:
  Debt proceeds, net of financing costs. . . . . . . . . . . . . . . . . . . . . .         120,784         128,097
  Debt repayments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (105,834)       (124,327)
  Proceeds from shares offering, net of issuance costs . . . . . . . . . . . . . .           --             49,513
  Proceeds from issuance of Executive Share Purchase Plan shares,
    net of Employees' and Trustees' notes. . . . . . . . . . . . . . . . . . . . .             450             355
  Distributions to partners. . . . . . . . . . . . . . . . . . . . . . . . . . . .          (3,186)         (2,884)
  Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (18,829)        (15,695)
                                                                                          --------         -------
          Net cash (used in) provided by financing activities. . . . . . . . . . .          (6,615)         35,059
                                                                                          --------         -------

Net decrease in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . .          (3,763)         (2,556)
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . .           4,546           5,676
                                                                                          --------         -------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . .        $    783           3,120
                                                                                          ========         =======
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest, net of amounts capitalized. . . . . .        $ 10,786           9,768
                                                                                          ========        ========




















                                See accompanying notes to consolidated financial statements.

                       AMLI RESIDENTIAL PROPERTIES TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 1999 AND 1998

                                  (Unaudited)
                   (Dollars in thousands, except share data)



1.    ORGANIZATION AND BASIS OF PRESENTATION

      Organization

      AMLI Residential Properties Trust (the "Company") commenced operations upon the completion of its initial public offering on February 15, 1994. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position at June 30, 1999 and December 31, 1998 and the results of operations and cash flows for the periods presented, have been made.

      Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results for the six months ended June 30, 1999 are not necessarily indicative of expected results for the entire year.

      The consolidated financial statements include the accounts of the Company and AMLI Residential Properties, L. P. (the "Operating Partnership" which holds the operating assets of the Company). The Company is the sole general partner and owned an 85% majority interest in the Operating Partnership at June 30, 1999. The limited partners hold Operating Partnership units ("OP Units") which are convertible into shares of the Company on a one-for-one basis, subject to certain limitations.

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


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Real Estate Assets

      In September 1998, AMLI initiated its first community rehab since its initial public offering by commencing the rehab of AMLI at Riverbend in Indianapolis, Indiana. In addition, three other properties, AMLI at Spring Creek in Atlanta, Georgia; AMLI at Valley Ranch in Irving, Texas; and AMLI at North Dallas in Dallas, Texas, have begun rehab programs in 1999. A rehab is a capital improvement program involving significant repairs, replacements and improvements at an aggregate cost of at least the greater of $3,000 per apartment home or 5% of the value of the entire apartment community. All costs (except costs to routinely paint the interiors of units at turnover) associated with a rehab will be capitalized and depreciated over their policy lives. The Company has incurred rehab costs of $2,047 and $472 during the six months ended June 30, 1999 and twelve months ended December 31, 1998.

                       AMLI RESIDENTIAL PROPERTIES TRUST

      Rental Properties Held for Sale

                                    Six Months Ended
                                      June 30, 1999
                                  ---------------------      Anticipated
                    Carrying                  Operating      Disposition
Property              Cost        Revenue      Income           Date
--------            --------      -------     ---------     ------------
AMLI at:
 Scope Creek         $19,783        2,915         1,944     4th Qtr, 1999
 Crown Colony          9,156          779           515     4th Qtr, 1999
 Sherwood             12,373        1,147           767     4th Qtr, 1999
                     -------       ------        ------
                     $41,312        4,841         3,226
                     =======       ======        ======


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

      At June 30, 1999, the Company's properties under development include parcels of land in the development planning stage on which physical construction will commence later this year or in 2000. Properties under development are as follows:

                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                         NUMBER    NUMBER             TOTAL
                                                                           OF        OF              EXPENDED
COMMUNITY                            LOCATION                            ACRES     UNITS            THRU 6/30/99
---------                            --------                            ------    ------           ------------


Wholly-Owned:

Development Communities:
 AMLI:
  at Bent Tree II                    Dallas, TX                              10       200             $  3,933
  at Killian Creek                   Gwinnett County, GA                     22       216               13,323
                                                                            ---     -----             --------

    Total Development Communities                                            32       416               17,256
                                                                            ---     -----             --------

Land Held for Future Development:
 AMLI:
  at Champions II (1)                Houston, TX                             14       288                2,484
  at Kings Harbor (1)                Houston, TX                             15       300                2,275
  at Mesa Ridge (1)                  Ft. Worth, TX                           27       520                3,964
  at Fossil Lake                     Ft. Worth, TX                           19       324                2,963
  at Vista Ridge                     City of Lewisville, TX                  15       300                2,681
  at Prairie Lakes I                 Noblesville, IN                         17       228                  887
  at Prairie Lakes II-IV             Noblesville, IN                        103     1,100                4,373
  at Summit Ridge (1)                Summit, MO                              24       410                1,914
  at Cambridge Square (1)            Overland Park, KS                       48       486                3,355
                                                                            ---     -----             --------

    Total Land Held for Future Development                                  282     3,956               24,896
                                                                            ---     -----             --------

    Total Wholly-Owned                                                      314     4,372               42,152
                                                                            ---     -----             --------





                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                                        NUMBER    NUMBER             TOTAL
                                                                          OF        OF              EXPENDED
COMMUNITY                            LOCATION                           ACRES     UNITS            THRU 6/30/99
---------                            --------                           ------    ------           ------------
Co-Investments
(Company Ownership Percentage):

 Development Communities:
 AMLI:
  at Northwinds (35%) (3)            Atlanta, GA                             80       800               51,825
  at Park Bridge (25%)               Atlanta, GA                             35       352                4,567
  at Lost Mountain (55%)             Paulding County, GA                     17       164                1,824
  at Deerfield (25%) (3)             Plano, TX                               18       240               16,001
  at Monterey Oaks (25%)             Austin, TX                              26       430                7,655
  at Oakhurst North (25%) (3)        Aurora, IL                              29       464               42,631
  at St. Charles (25%)               St. Charles, IL                         25       400               20,203
  Creekside (25%)                    Overland Park, KS                       12       224                5,657
  at Wynnewood Farms (25%)           Overland Park, KS                       20       232                5,825
  at Regents Crest II (25%)          Overland Park, KS                        6       108                3,257
  at Castle Creek (40%)              Indianapolis, IN                        16       276                7,508
  at Lake Clearwater (25%)           Indianapolis, IN                        11       216                8,472
                                                                            ---     -----             --------
    Total Development Communities (2)                                       295     3,906              175,425
                                                                            ---     -----             --------
Land Held for Future Development:
 AMLI:
  at Mill Creek (25%)                Gwinnett County, GA                     33       400                4,846
                                                                            ---     -----             --------
    Total Land Held for Future
      Development                                                            33       400                4,846
                                                                            ---     -----             --------
    Total Co-Investments                                                    328     4,306              180,271
                                                                            ---     -----             --------

    Total Wholly-Owned and Co-Investments                                   642     8,678              222,423
                                                                            ===     =====             ========

    (1) It is the Company's intention to develop these land parcels in partnership with one or more institutional investors.

    (2) Excludes AMLI at Spring Mill, a 400 unit community located in Hamilton County, Indiana, in which a 20%
residual interest was acquired for $1,243 on June 16, 1999.  Completed at a cost of $29,477, this property is 80%
leased at June 30, 1999 and is anticipated to be substantially leased later in 1999.

    (3) These properties are substantially complete at June 30, 1999 and are anticipated to be substantially leased late in 1999.

                       AMLI RESIDENTIAL PROPERTIES TRUST

      Interest Rate Limitation Contracts

      The Company has used interest rate caps and swaps to limit its exposure to increases in interest rates on its floating rate debt. The Company does not use them for trading purposes.

      At June 30, 1999, the Company was a party to four interest rate swap agreements which require the Company to pay to or receive from counterparties on a monthly basis the amounts, if any, by which the Company's interest costs on the fixed rate basis differs from the interest payments required on certain floating rate debt.

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

      The following summarizes certain information pursuant to interest rate limitation and swap contracts at June 30, 1999.


                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




                               Type         Remaining     Cumulative     Approximate
Notional     Fixed              of          Contract         Cash          Value of
Amount       Rate(1)         Contract       Maturity         Paid        Liability(2)
--------    -------          --------       ---------     ----------    -------------

$10,000     6.216%             Swap          11/01/02          $122            66
 10,000     6.029%             Swap          11/01/02            92             9
 20,000     6.145%             Swap          02/15/03           205            81
 10,000     6.070%             Swap          02/18/03            92            16
                                                               ----         -----
                                                               $511           172
                                                               ====         =====



(1)    The fixed rate for the swaps includes the swap spread (the risk component added to the Treasury yield to determine a fixed rate) and excludes lender's spread.

(2)    "Value of Liability" represents the approximate amount which would have to be paid as of June 30, 1999 to terminate these contracts.  This amount is not recorded as a liability in the accompanying balance sheet as of
June 30, 1999.

(3)    Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging
Activities," becomes effective for all fiscal quarters for fiscal years beginning after June 15, 2000 and is not expected to have a material impact on the Company's financial statements.












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



                                                        Three Months Ended                 Six Months Ended
                                                             June 30,                         June 30,
                                                     -------------------------        -------------------------
                                                      1999             1998            1999             1998
                                                   ----------      -----------      ----------       ----------

Net income . . . . . . . . . . . . . . . . .       $    9,089            6,581          16,369           11,907
Less income attributable to
  preferred shares . . . . . . . . . . . . .           (1,789)            (958)         (3,662)          (1,562)
                                                   ----------       ----------      ----------       ----------
Net income attributable to
  common shares. . . . . . . . . . . . . . .       $    7,300            5,623          12,707           10,345
                                                   ==========       ==========      ==========       ==========

Weighted average common shares - Basic . . .       16,975,558       16,619,783      16,858,332       16,605,921
Dilutive Options and Other Plan shares . . .           77,053           73,154          57,760           83,616
Weighted average common shares
  - Dilutive . . . . . . . . . . . . . . . .       17,052,611       16,692,937      16,916,092       16,689,537
                                                   ==========       ==========      ==========       ==========
Net income per common share:
    Basic. . . . . . . . . . . . . . . . . .       $      .43              .34             .75              .62
    Diluted. . . . . . . . . . . . . . . . .       $      .43              .34             .75              .62
                                                   ==========       ==========      ==========       ==========






                       AMLI RESIDENTIAL PROPERTIES TRUST

3. INVESTMENTS IN PARTNERSHIPS AND SERVICE COMPANIES

     INVESTMENTS IN PARTNERSHIPS

     At June 30, 1999, the Operating Partnership is a general partner in various co-investment partnerships and in the GP Properties (AMLI at Prairie Court in Oak Park, Illinois and AMLI at Towne Creek in Gainesville, Georgia) which are accounted for using the equity method. The Operating Partnership and the Service Companies receive various fees for services provided to these co-investment partnerships, including development fees, construction fees, acquisition fees, property management fees, asset management fees, financing fees, administrative fees and disposition fees. The Operating Partnership is entitled to shares of cash flow or liquidation proceeds in excess of its stated ownership percentages, in most cases based on returns to its partners in excess of specified rates. The Operating Partnership has received cash flow and has recorded income in excess of its ownership percentages of $276 and $97 for the six months ended June 30, 1999 and 1998, respectively. Investments in partnerships at June 30, 1999 and the Company's 1999 share of income or loss from each are summarized as follows:

                                           AMLI RESIDENTIAL PROPERTIES TRUST
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                   Equity                        Total       Company's    Company's
                    Company's                 ----------------   Company's        Net         Share of    Share of
                    Percentage     Total             Company's   Investment      Income     Net Income    Deprecia-
Community           Ownership      Assets    Total   Share (1)      (1)          (Loss)       (Loss)        tion
---------           ----------    -------    -----   ---------   ----------      -----      ----------   ----------

AMLI:
 at Park Place         25%        $19,227    6,509      1,627        1,593         306              77          68
 at Greenwood
  Forest               15%         16,366    4,459        669          651          12               2          36
 at Champions
  Park                 15%         11,987    2,924        439          439          18               3          26
 at Champions
  Centre               15%          9,192    2,339        351          351          (7)             (1)         21
 at Windbrooke         15%         16,529    4,557        684          684          94              14          38
 at Willeo Creek       30%         14,377    4,449      1,335        1,335         127              38          77
 at Pleasant Hill      40%         25,567    9,960      4,194        3,755         371             148         165
 at Barrett Lakes      35%         26,150    9,093      3,182        3,292         289             101         159
 at Chevy Chase        33%         43,233   13,219      4,352        4,352         649             214         211
 at Willowbrook        40%         35,886   11,061      4,424        4,337         490             196         229
 at River Park         40%         14,727    5,505      2,202        2,157         234              93          87
 at Fox Valley         25%         23,978   23,436      5,859        6,049         605             151          93
 at Fossil Creek       25%         20,989   20,581      5,145        5,239         737             184          90
 at Danada Farms       10%         46,886   21,038      2,104        2,094         620              62          67
 at Verandah           35%         23,839    6,329      2,238        2,297         (56)             20         193
 at Northwinds         35%         51,798   20,761      7,280        7,090         424             149         248
 at Regents Crest      25%         28,204   11,397      2,857        2,892         245             112          85
 at Oakhurst North     25%         44,150   41,518     10,380       10,373          34               9         143
 at Wells Branch       25%         34,431   33,669      8,417        7,834         526             131         134
 on the Parkway        25%         16,244    5,217      1,304          986          28               7          88
 on Timberglen         40%         11,069    4,157      1,667          251         (20)             12          92
 at Castle Creek       40%          7,519    6,341      2,536        2,547          (5)             (2)        --
 at Lake Clear-
  water                25%          8,479    6,928      1,732        1,739          (3)             (1)        --
 Creekside             25%          5,663    4,718      1,179        1,203       --               --           --
 at Deerfield          25%         15,960    5,971      1,493        1,326        (109)            (27)         26
 at Wynnewood
  Farms                25%          5,869    4,396      1,099        1,058       --               --          --




                                           AMLI RESIDENTIAL PROPERTIES TRUST
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



                                                   Equity                        Total       Company's    Company's
                    Company's                 ----------------   Company's        Net         Share of    Share of
                    Percentage     Total             Company's   Investment      Income     Net Income    Deprecia-
Community           Ownership      Assets    Total   Share (1)      (1)          (Loss)       (Loss)        tion
---------           ----------    -------    -----   ---------   ----------      -----      ----------   ----------
 at Monterey Oaks      25%          7,655    7,095      1,774        1,723       --               --          --
 at St. Charles        25%         20,203   16,318      4,079        3,944       --               --          --
 at Park Bridge        25%          4,579    4,333      1,083        1,057       --               --          --
 at Mill Creek         25%          4,846    4,682      1,171        1,140       --               --          --
 at Lost Mountain      25%          2,436      296        296          296       --               --          --
 at Spring Mill        20%         29,738   29,530       --          1,243          53            --          --
                    (Residual)
                                 --------  -------     ------       ------       -----           -----      ------
                                 $647,776  352,786     87,152       85,327       5,662           1,692       2,376
                                 ========  =======     ======       ======       =====                      ======
   GP Properties and other                                                                         (19)
                                                                                                 -----
                                                                                                 1,673
                                                                                                 =====

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


     The Company's original investment in the co-investment partnerships totals $95,676 at June 30, 1999.

     All but one debt financing has been obtained at fixed rate from various insurance companies on behalf of these co-investment partnerships. AMLI at Deerfield's financing is a variable rate note payable to AMLI. The following summarizes co-investment debt at June 30, 1999:

                         Total       Outstanding  Interest
Community              Commitment    at 6/30/99     Rate           Maturity
---------              ----------    -----------  --------         --------
AMLI:
 at Park Place            $13,000        12,102      8.21%       October 1999
 at Deerfield              11,370         8,976     L+1.5%      December 1999
 at Champions Centre        6,700         6,555      8.93%       January 2002
 at Champions Park          9,500         8,773      7.26%       January 2002
 at Windbrooke             11,500        11,364      9.24%      February 2002
 at Greenwood Forest       11,625        11,508      8.95%           May 2002
 at Chevy Chase            29,767        28,688      6.67%         April 2003
 at Willeo Creek           10,000         9,657      6.77%           May 2003
 at Willowbrook            24,500        23,779     7.785%           May 2003
 at Regents Crest          16,500        15,880      7.50%      December 2003
 at Verandah               16,940        16,902      7.55%         April 2004
 on Timberglen              6,770         6,677      7.70%          June 2004
 at Danada Farms           24,500        24,443      7.33%         March 2007
 at Pleasant Hill          15,500        15,079      9.15%         March 2007
 at River Park              9,100         8,928      7.75%          June 2008
 on the Parkway            10,800        10,728      6.75%       January 2009
 at Barrett Lakes          16,680        16,579      8.50%      December 2009
 at Northwinds             33,800        26,883      8.25%       October 2010
 at Lost Mountain          10,252         1,572      6.84%      November 2040

     In general, these loans provide for monthly payments of principal and interest based on a 25 or 27 year amortization schedule and a balloon payment at maturity. Loans against newly-completed properties provide for payments of interest only for an initial period, with principal amortization commencing generally within two years of completion of construction and initial lease-up.

Investments in Service Companies

Summarized combined financial information of the Service Companies at and for the six months ended June 30, 1999 and 1998 follows:

                                             1999             1998
                                           -------          -------

         Income (1)                        $ 8,138            6,738
         General and adminis-
           trative expenses                 (5,863)          (4,629)
                                           -------          -------
             EBITDA                          2,275            2,109

                       AMLI RESIDENTIAL PROPERTIES TRUST

                                             1999             1998
                                           -------          -------

         Interest                           (1,639)            (873)
         Depreciation (2)                     (737)            (585)
         Income taxes                           20             (269)
                                           -------          -------

           Net income (loss) (3)           $   (81)             382
                                           =======          =======

         Total assets                      $43,772           31,533
                                           =======          =======

         (1)   Net of construction and landscaping costs.
         (2)   Includes $334 in amortization of goodwill each year.
         (3)   Includes $171 after-tax gain from sale of land.


    Substantially all interest expense of the Service Companies results from notes payable to the Company at interest rates ranging from 9.5% to 13.0%. Interest and share of income from Service Companies as included in the accompanying Consolidated Statements of Operations is reconciled below:

                                                            June 30,
                                                      ------------------
                                                       1999        1998
                                                     -------      ------

    Intercompany interest expensed . . . . . . .     $ 1,639       1,123
    Intercompany interest capitalized. . . . . .         463          28
    Net income (loss). . . . . . . . . . . . . .         (81)        382
    Intercompany eliminations and
      minority interests . . . . . . . . . . . .        (345)       (474)
                                                     -------      ------

                                                     $ 1,676       1,059
                                                     =======      ======

4.  RELATED PARTY TRANSACTIONS

    During the six months ended June 30, 1999 and 1998, the Company accrued or paid to its affiliates fees and other costs and expenses as follows:

                                                  1999               1998
                                                 ------             -----
       Management fees                           $1,434             1,305
       General contractor fees                      162               827
       Interest expense                             274               287
       Landscaping and grounds maintenance          428               335
                                                 ======             =====

   In addition, at June 30, 1999 and December 31, 1998, the Company owed Amrescon $566 and $1,967, respectively, for construction costs of communities under development.

                       AMLI RESIDENTIAL PROPERTIES TRUST

   During the six months ended June 30, 1999 and 1998, the Company earned or received from its affiliates other income as follows:

                                                  1999             1998
                                                 ------           ------
        Development fees                         $1,479            1,206
        Asset management fees                       302              302
        Accounting and administrative fees            9               77
        Interest on advances to other
          affiliates                                212               25
        Interest on notes and advances
          to Service Companies                    2,102            1,151
                                                  =====            =====


   In addition, during the six months ended June 30, 1999 and 1998, total revenues of $1,395 and $968, respectively, were generated from leases to AMLI Corporate Homes ("ACH"), a division of one of the Service Companies. At June 30, 1999 and December 31, 1998, $26 and $22 were due from ACH, respectively.


                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


5. DEBT

   The table below summarizes certain information relating to the indebtedness of the Company.

                                                                    Balance                                  Balance
                                                     Original         at            Interest     Maturity       at
Encumbered Communities                                Amount        6/30/99           Rate         Date      12/31/98
----------------------                               --------       --------        --------     --------    --------

BOND FINANCING:
                                                                                  Tax-Exempt
Unsecured (1)                                        $ 40,750         40,750      Rate+1.23%      10/1/24      40,750
                                                                                  Tax-Exempt
AMLI at Poplar Creek                                    9,500          9,500      Rate+1.15%       2/1/24       9,500
                                                     --------        -------                                  -------
    Total Bonds                                        50,250         50,250                                   50,250
                                                     --------        -------                                  -------

MORTGAGE NOTES PAYABLE TO FINANCIAL INSTITUTIONS:
AMLI at Conner Farms                                   13,275         12,621           7.00%      6/15/03      12,739
AMLI at Sherwood                                        7,320          6,518           7.75%       7/1/03       6,621
AMLI at Riverbend                                      31,000         29,582           7.30%       7/1/03      29,847
AMLI in Great Hills                                    11,000         10,500           7.34%       7/1/03      10,593
AMLI at Valley Ranch                                   11,500         10,352          7.625%      7/10/03      10,470
AMLI at Nantucket                                       7,735          7,629           7.70%       6/1/04       7,683
AMLI at Bishop's Gate                                  15,380         14,939             (2)       8/1/05      15,072
AMLI at Regents Center                                 20,100         19,557             (3)       9/1/05      19,649
AMLI on the Green (4)
AMLI of North Dallas (4)                               43,234         41,456          7.789%       5/1/06      41,778
AMLI at Clairmont                                      12,880         12,880           6.95%      2/15/08      12,880
                                                     --------        -------                                 --------
  Total Mortgage Notes Payable                        173,424        166,034(5)                               167,332
                                                     --------        -------                                 --------





                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                     Balance                                 Balance
                                                     Original         at            Interest     Maturity       at
Encumbered Properties                                 Amount         6/30/99          Rate         Date      12/31/98
---------------------                                --------       --------        --------     --------    --------

OTHER NOTES PAYABLE:

AMLI at Park Creek                                     10,322         10,286          7.875%      12/1/38       9,038
Unsecured line of credit (6)(7)                       200,000        150,000          L+.90%      6/27/01     135,000
Note payable to Service Company                         5,000          5,000          10.00%       1/1/03       5,000
Unsecured note payable to Service Company                 750            750           4.00%       Demand         750
                                                     --------        -------      ---------       -------     -------
  Total Other Notes Payable                           216,072        166,036                                  149,788
                                                     --------        -------                                  -------
  Total                                              $439,746        382,320                                  367,370
                                                     ========        =======                                  =======


(1)   The terms of these tax-exempt bonds require that a portion of the apartment units be leased to individuals who qualify based on income levels specified by the U.S. Government.  The bonds bear interest at a variable rate that is adjusted weekly based upon the remarketing rate for these bonds (3.25% for AMLI at Spring Creek and 3.22%
for AMLI at Poplar Creek at July 28, 1999).  The credit enhancement for the AMLI at Spring Creek bonds was provided by a $41,297 letter of credit from Wachovia Bank which expires on October 15, 2002 and the credit enhancement for the AMLI at Poplar Creek bonds was provided by a $9,617 letter of credit from LaSalle National
Bank that expires December 18, 2002.

(2)   This original $14,000 mortgage bears interest at 9.1%.  For financial reporting purposes, it was valued at
$15,380 to reflect a 7.25% market rate of interest when assumed in connection with the acquisition of AMLI at
Bishop's Gate on October 17, 1997.

(3)   $13,800 at 8.73% and $6,300 at 9.23%.

(4)   These two properties secure the FNMA loan that was sold at a discount of $673.  At June 30, 1999, the unamortized discount amount is $460.





                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(5)   All but $21,057 of the total is non-recourse to the partners of the Operating Partnership.

(6)   The Company has used interest rate swaps on $50,000 of the outstanding amount to fix its base interest rate
(before current lender's spread) at an average of 6.12%.

(7)   The Company's $200,000 unsecured line of credit has been provided by a group of six banks led by Wachovia
Bank, N.A. and Bank One, N.A.  The credit agreement provides for annual one-year extensions and reductions in the interest rate based on the future credit rating the Company is able to obtain.  In June 1998, the Company extended the maturity of the line of credit by one year to June 2001.  This unsecured line of credit requires that the
Company meet various covenants typical of such an arrangement, including minimum net worth, minimum debt service coverage and maximum debt to equity percentage.  The unsecured line of credit is used for acquisition and development activities and working capital needs.





























                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     As of June 30, 1999, the scheduled maturities of the Company's debt are as follows:

                                                           FIXED RATE
                                                            MORTGAGE                     NOTES
                                                          NOTES PAYABLE    UNSECURED    PAYABLE TO
                                                BOND      TO FINANCIAL       LINES       SERVICE
                                             FINANCINGS   INSTITUTIONS     OF CREDIT    COMPANIES       TOTAL
                                             ----------   -------------    ---------   -----------   ----------

1999 . . . . . . . . . . . . . . . . . .       $  --             1,366         --             750        2,116
2000 . . . . . . . . . . . . . . . . . .          --             3,034         --            --          3,034
2001 . . . . . . . . . . . . . . . . . .          --             3,281      150,000          --        153,281
2002 . . . . . . . . . . . . . . . . . .        50,250           3,534         --            --         53,784
2003 . . . . . . . . . . . . . . . . . .          --            65,785         --           5,000       70,785
Thereafter . . . . . . . . . . . . . . .          --            99,320         --            --         99,320
                                               -------         -------      -------       -------      -------
                                               $50,250         176,320      150,000         5,750      382,320
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

7. SEGMENT REPORTING

   The revenues, net operating income, FFO and assets for the Company's reportable segment are summarized as follows:

                                                           June 30,
                                                  -------------------------
                                                     1999           1998
                                                  ----------     ----------

Multifamily segment revenues (1) . . . . . . . .  $   97,394         81,563
                                                  ==========     ==========

Multifamily segment net operating
  income (1) . . . . . . . . . . . . . . . . . .  $   56,465         45,349

Reconciling items to FFO:
  Reduce co-investment net operating
   income to Company's share (2) . . . . . . . .     (17,171)       (12,061)
  Interest income and share of income
    (loss) from Service Companies. . . . . . . .       1,883          1,259
  Other interest income. . . . . . . . . . . . .         692            414
  Other revenues . . . . . . . . . . . . . . . .       1,790          1,585
  General and administrative expenses. . . . . .      (1,994)        (1,966)
  Interest expense and loan cost
    amortization . . . . . . . . . . . . . . . .     (11,149)        (9,986)
                                                  ----------     ----------
Consolidated FFO before minority
  interest . . . . . . . . . . . . . . . . . . .      30,516         24,594
                                                  ----------     ----------

Reconciling items to net income:
  Depreciation - wholly owned
    Properties . . . . . . . . . . . . . . . . .      (9,184)        (8,779)
  Depreciation - share of
    co-investment Properties . . . . . . . . . .      (2,376)        (1,666)
  Share of Service Company's
    goodwill amortization. . . . . . . . . . . .        (207)          (200)
  Gain on sale of land . . . . . . . . . . . . .         281          --
                                                  ----------     ----------
Income before minority interest
  and extraordinary items. . . . . . . . . . . .      19,030         13,949
Minority interest. . . . . . . . . . . . . . . .       2,661          2,042
                                                  ----------     ----------
Income before extraordinary
  items. . . . . . . . . . . . . . . . . . . . .  $   16,369         11,907
                                                  ==========     ==========

                       AMLI RESIDENTIAL PROPERTIES TRUST

                                                    June 30,   December 31,
                                                     1999         1998
                                                  ----------   ------------
Segment assets (1) (3) . . . . . . . . . . . . .  $1,350,910      1,281,291
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS,
        EXCEPT SHARE DATA)

The following discussion is based primarily on the consolidated financial statements of Amli Residential Properties Trust (the "Company") as of
June 30, 1999 and December 31, 1998 and for the three and six months ended June 30, 1999 and 1998.

This information should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

The Company commenced operations upon completion of its initial public offering in February 1994. On January 30, 1996, the Company issued 1,200,000 Series A convertible preferred shares for $20 per share, or $24,000, directly to four institutional investors and Amli Realty Co. ("ARC") in a registered offering. Through June 30, 1999, 350,000 Series A convertible preferred shares have been converted to common shares. In November 1996, the Company completed a public offering of 2,976,900 common shares. In July 1997, the Company closed on an offering of 1,694,700 common shares. In February 1998, the Company placed Series B 3,125,000 convertible preferred shares for $24 per share with Security Capital Preferred Growth Incorporated. The net proceeds of the issuance of the preferred shares and the public offerings were used to reduce the Company's debt and fund development costs.

As of June 30, 1999, the Company owned an 85% general partnership interest in AMLI Residential Properties, L.P. (the "Operating Partnership"), which holds the operating assets of the Company. The limited partners hold Operating Partnership units ("OP Units") that are convertible into common shares of the Company on a one-for-one basis, subject to certain limitations. Through June 30, 1999, 287,737 OP Units have been converted to common shares. At June 30, 1999, the Company owned 20,955,002 OP Units and the limited partners owned 3,569,847 OP Units. The Company has qualified, and anticipates continuing to qualify, as a real estate investment trust ("REIT") for Federal income tax purposes.

RESULTS OF OPERATIONS

     During the period from January 1, 1998 through June 30, 1999, growth from property revenues and property operating expenses resulted from increases at communities owned as of January 1, 1998, from communities acquired and from the newly-constructed communities since January 1, 1998.

     Since January 1, 1998, the Company has acquired a total of 1,102 units of four stabilized communities (AMLI at Clairmont, AMLI at Centennial Park, AMLI at Lexington Farms and AMLI at Eagle Creek) and developed and begun rental operations on 456 apartment homes of two new communities (AMLI at Park Creek and AMLI at Killian Creek). Property operations for the six months ended June 30, 1999 and 1998 are summarized as follows:
                                                                  Increase
                                         1999          1998      (Decrease)
                                       -------        ------     ---------
Total Property Revenues
-----------------------
 Same Communities. . . . . . . . .     $47,973        46,835         1,138
 New Communities . . . . . . . . .       3,597         1,741         1,856
 Development and/or Lease-up
  Communities. . . . . . . . . . .         516           153           363
 Acquisition Communities . . . . .       5,214         1,232         3,982
 Communities Contributed
  to Ventures/Sold . . . . . . . .           1         2,129        (2,128)
                                       -------       -------       -------
    Total. . . . . . . . . . . . .     $57,301        52,090         5,211
                                       =======       =======       =======

                                                                  Increase
                                         1999          1998      (Decrease)
                                       -------        ------     ---------
Total Property Operating Expenses
---------------------------------
 Same Communities. . . . . . . . .     $18,783        18,684            99
 New Communities . . . . . . . . .       1,110           762           348
 Development and/or Lease-up
  Communities. . . . . . . . . . .         328            92           236
 Acquisition Communities . . . . .       1,825           425         1,400
 Communities Contributed
  to Ventures/Sold . . . . . . . .          10         1,328        (1,318)
                                       -------       -------       -------
    Total. . . . . . . . . . . . .     $22,056        21,291           765
                                       =======       =======       =======
Total Property Net Operating Income
-----------------------------------
 Same Communities. . . . . . . . .     $29,190        28,151         1,039
 New Communities . . . . . . . . .       2,487           979         1,508
 Development and/or Lease-up
  Communities. . . . . . . . . . .         188            61           127
 Acquisition  Communities. . . . .       3,389           807         2,582
 Communities Contributed
  to Ventures/Sold . . . . . . . .          (9)          801          (810)
                                       -------       -------       -------
    Total. . . . . . . . . . . . .     $35,245        30,799         4,446
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

     In December 1998, the Company contributed AMLI on Timberglen, a 260-unit property, to a 40% owned partnership. In addition, the Company in joint venture with institutional investors, completed the development or has under development and begun rental operations of five new communities that contain a total of 2,320 apartment homes (AMLI at Northwinds, AMLI at Wells Branch, AMLI at Oakhurst North, AMLI on the Parkway and AMLI at Deerfield). Property operations for the six months ended June 30, 1999 and 1998 are summarized as follows:
                                                                  Increase
                                         1999          1998      (Decrease)
                                       -------       -------     ---------
Total Co-investment Property Revenues
-------------------------------------
 Same Communities. . . . . . . . .     $29,231        28,074         1,157
 New Communities . . . . . . . . .       3,418         2,184         1,234
 Development and/or Lease-up
  Communities. . . . . . . . . . .       7,692           814         6,878
 Acquisition Communities . . . . .       --            --            --
 Communities Contributed
  to Ventures/Sold . . . . . . . .         938         --              938
                                       -------       -------       -------
    Total. . . . . . . . . . . . .     $41,279        31,072        10,207
                                       =======       =======       =======

Company's share of co-invest-
  ment total revenues. . . . . . .     $11,147         8,204         2,943
                                       =======       =======       =======

                       AMLI RESIDENTIAL PROPERTIES TRUST
                   COMPONENTS OF PROPERTY EBITDA - CONTINUED


                                                                  Increase
                                         1999          1998      (Decrease)
                                       -------       -------     ---------

Total Co-investment
Property Operating Expenses
---------------------------
 Same Communities. . . . . . . . .     $11,098        11,075            23
 New Communities . . . . . . . . .       1,346         1,228           118
 Development and/or Lease-up
  Communities. . . . . . . . . . .       3,249           460         2,789
 Acquisition Communities . . . . .       --            --            --
 Communities Contributed
  to Ventures/Sold . . . . . . . .         455         --              455
                                       -------       -------       -------
    Total. . . . . . . . . . . . .     $16,148        12,763         3,385
                                       =======       =======       =======
Company's share of co-invest-
  ment property operating
  expenses . . . . . . . . . . . .     $ 4,270         3,338           932
                                       =======       =======       =======

Total Co-investment Property
Net Operating Income
----------------------------
 Same Communities. . . . . . . . .     $18,133        16,999         1,134
 New Communities . . . . . . . . .       2,072           956         1,116
 Development and/or Lease-up
  Communities. . . . . . . . . . .       4,443           354         4,089
 Acquisition
  Communities. . . . . . . . . . .       --            --            --
 Communities Contributed to
  Ventures/Sold. . . . . . . . . .         483         --              483
                                       -------       -------       -------
    Total. . . . . . . . . . . . .     $25,131        18,309         6,822
                                       =======       =======       =======
Company's share of co-invest-
 ment property EBITDA. . . . . . .     $ 7,013         4,926         2,087
                                       =======       =======       =======

For the six months ended June 30, 1999, net income attributable to common shares was $12,707 or $.75 per share on total revenues of $63,133. For the six months ended June 30, 1998, net income attributable to common shares was $10,345, or $.62 per share on total revenues of $55,971.

On a "same community" basis, weighted average occupancy of the apartment homes owned wholly by the Company decreased slightly to 92.9% for the six months ended June 30, 1999 from 93.8% in the prior year. Weighted average collected rental rates increased by 2.6% to $727 from $708 per unit per month for the six months ended June 30, 1999 and 1998, respectively. Including Co-Investment Communities, weighted average occupancy of the Company's apartment homes decreased to 93.2% for the six months ended
June 30, 1999 from 94.1% in the prior year, and weighted average collected rental rates increased by 3.0% to $762 from $740 per unit per month for the six months ended June 30, 1999 and 1998, respectively.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 TO SIX MONTHS ENDED JUNE 30,
1998.

Income before minority interest increased to $19,030 for the six months ended June 30, 1999 from $13,949 for the six months ended June 30, 1998. This increase was primarily attributable to a $7,162 increase in total revenues, reduced by a $766 increase in property operating expenses, a $1,203 increase in interest expense and a $405 increase in depreciation. Net income for the six months ended June 30, 1999 and 1998 was $16,369 and $11,907, respectively. Total property revenues increased by $5,212, or 9.1%. This increase in property revenues was primarily from the 1,102 apartment homes acquired during 1988. In addition, leasing commenced on 456 apartment homes developed by the Company during 1998. Furthermore, moderate increases in rental rates were achieved while managing and maintaining just below 95% average occupancy at the communities. Other property revenues include increases in revenues from garages and carport ($453), telephone and cable systems ($190) and other fees ($2,683) charged to residents. On the same community basis total property revenues increased by $1,138, or 2.4% and property operating income increased by $1,039, or 3.7%.

Interest and share of income from Service Companies increased 58.3% to $1,676 from $1,059 as a result of additional advances to the Service Companies to fund the acquisition cost of non-residential land and the cost of computer hardware and software.

Income from partnerships increased to $1,673 from $823, or 103.3%. This increase was a result of the contribution of a 260-unit apartment community into a co-investment partnership in 1998. In addition, five new co-investment partnerships have invested in five development communities, which has a total of 2,320 apartment homes that began rental operations in late 1998 and 1999. On the same community basis, the Company's share of total property revenue increased by $2,295 or 3.1% and share of property net operating income increased by $2,367 or 52.5%.

Other income increased to $1,790 from $1,585, or 12.9% as a result of fees charged to newly formed co-investment partnerships that own properties under development. This increase includes a $273 increase in development fees.

Other interest income increased by $278. This increase was from additional employee notes for purchase of the Company's shares, from increased short-term advances to co-investment partnerships, and from a gap loan to one co-investment partnership that is anticipated to be repaid by year end.

Property operating expenses increased by $766, or 3.6%. This increase is principally due to the increase in the number of apartment homes through acquisition or development. On the same community basis, property operating expenses increased by $99 or .5%.

Interest expense, net of the amounts capitalized, increased to $10,941 from $9,738 or 12.4%, primarily due to increased indebtedness incurred in conjunction with properties under development and investments in joint ventures.

General and administrative expenses increased to $1,994 for the six months ended June 30, 1999 from $1,966 for the six months ended June 30, 1998. The increase is primarily attributable to increased compensation and compensation-related costs attributable to both additional employees and increased rates of compensation.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had $783 in cash and cash equivalents and $50,000 in availability under its $200,000 unsecured line of credit.

At June 30, 1999, seventeen of the Company's wholly-owned stabilized Communities were unencumbered. There are no other fixed rate loans on wholly-owned Communities with maturity dates prior to July 2003.

Net cash flows provided by operating activities for the six months ended June 30, 1999 increased to $25,549 from $18,253 for the six months ended June 30, 1998. The increase is primarily due to an increase in property net operating income and an increase in other revenue, reduced by increases in interest expense and general and administrative expense.

Cash flows used in investing activities for the six months ended June 30, 1999 deceased to $22,697 from $55,868 for the six months ended June 30, 1998. The decrease consisted primarily of reduced expenditures for acquisition and development costs and less working capital advances to the Service Companies.

Net cash flows used in financing activities for the six months ended
June 30, 1999 were $6,615, which reflect net proceeds of additional borrowings and dividend payments. In 1998, cash flows include net proceeds from preferred shares issued, net proceeds of borrowings and dividend payments.

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

FFO for the six months ended June 30, 1999 and 1998 is summarized as follows:
                                                    JUNE 30,
                                            -----------------------
                                             1999             1998
                                           -------          -------
    Net income before minority
     interest                              $19,030           13,949
    Depreciation                             9,184            8,779
    Share of co-investment partner-
      ships' depreciation                    2,376            1,666
    Share of Service Company's
      goodwill amortization                    207              200
    Gain on sale of land                      (281)           --
                                           -------           ------
    FFO                                    $30,516           24,594
                                           =======           ======
    Weighted average shares and
      units including dilutive
      shares                                24,539           21,730
                                           =======           ======

FFO shown above is net of startup losses at newly-constructed communities. At some communities, the initial lease-up was so rapid that there were no startup losses.

In the typical situation, startup losses will be recorded between the time the first apartment building is delivered from construction until occupancy levels are adequate to recover all costs and expenses (including interest but excluding depreciation). FFO, as shown above for the six months ended June 30, 1999 and 1998, is shown net of startup losses of $375 and $782, respectively. The startup losses for the six months ended June 30, 1999 are attributable to the initial lease-up of AMLI at Wells Branch, AMLI at Oakhurst North, AMLI at Killian Creek and AMLI at Deerfield. Additional amounts will be recorded in future quarters of 1999 as initial lease-up is completed or continued at these and other communities which will enter the lease-up period during 1999.

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

The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, repayment of loans for construction, development, and acquisition activities through the issuance of long-term secured and unsecured debt and additional equity securities of the Company (or OP Units). On July 20, 1995, the Company's shelf registration became effective. The registration statement provided for up to an aggregate of $200,000 of preferred shares, common shares and security warrants which the Company may issue from time to time. Through June 30, 1999, the Company has issued preferred and common shares for an aggregate issuance price of $128,467 leaving a balance of $71,533 in shares that the Company may issue in the future under the shelf registration statement.

COMPANY INDEBTEDNESS

     The Company's debt as of June 30, 1999 includes $176,320 (46.1% of the total) which is secured by first mortgages on 12 of the wholly-owned communities and is summarized as follows:

                              SUMMARY DEBT TABLE
                              ------------------
Type of                 Weighted Average            Outstanding    Percent
Indebtedness              Interest Rate               Balance      of Total
------------            ----------------            -----------    --------
Fixed Rate
Mortgages                     7.6%                    $176,320        46.1%

Tax-Exempt           Tax-Exempt Rate + 1.23%            50,250        13.2%
Bonds (1)            Tax-Exempt Rate + 1.15%

Lines of
Credit (2)                LIBOR + 0.90%                150,000        39.2%

Notes payable
to Service
Companies                    Various                     5,750         1.5%
                                                      --------       -----
     Total                                            $382,320       100.0%
                                                      ========       =====
--------------------

(1) The tax-exempt bonds bear interest at a variable tax-exempt rate that is adjusted weekly based on the re-marketing of these bonds (3.25% for AMLI at Spring Creek and 3.22% for AMLI at Poplar Creek at July 28, 1999). The AMLI at Spring Creek bonds mature on October 1, 2024 and the related credit enhancement expires on October 15, 2002. The AMLI at Poplar Creek bonds mature on February 1, 2024 and the related credit enhancement expires on December 18, 2002.

(2) Amounts borrowed under lines of credit are due in 2001. The interest rate on $50,000 has been fixed pursuant to interest rate swap contracts.


DEVELOPMENT ACTIVITIES

At June 30, 1999, the Company has made capital contributions totalling $95,676 to its existing co-investment partnerships and anticipates funding substantially all of its remaining commitment of $40,259 during 1999 to complete the 4,706 apartment homes being developed by co-investment partnerships.

Currently 416 apartment homes in two wholly-owned communities are under development. The Company expects to incur $10,844 in 1999 to complete construction of these communities.

The Company owns land for the development of an additional 3,956 apartment homes in Ft. Worth and Houston, Texas; Noblesville, Indiana; Lees Summit, Missouri and Atlanta, Georgia. The Company has earnest money deposits of $1,576 for seven land parcels anticipated to be acquired in 1999 for future development.

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

At June 30, 1999, four communities were under rehab and have incurred costs as follows:

     AMLI:
     at Riverbend                            $1,571
     at Spring Creek                            317
     at North Dallas                            446
     at Valley Ranch                            185
                                             ------
                                             $2,519
                                             ======

INFLATION

Virtually all apartment leases at the communities and co-investment communities are for six or twelve months' duration. This enables the Company to pass along inflationary increases in its operating expenses on a timely basis. Because the Company's property operating expenses (exclusive of depreciation and amortization) average approximately 38.5% of rental and other property revenue, increased inflation typically results in comparable increases in income before interest and general and administrative expenses, so long as rental market conditions allow increases in rental rates while maintaining stable occupancy.

An increase in general price levels may immediately precede, or accompany, an increase in interest rates. The Company's exposure (including the Company's proportionate share of its co-investment partnerships' expense) to rising interest rates is mitigated by the existing debt level of approximately 41% of the Company's total market capitalization at June 30, 1999 (46% including the Company's share of co-investment partnerships' debt), the high percentage of intermediate term fixed rate debt (46% of total debt), and the use of interest rate swaps to effectively fix the interest rate on $20 million of floating rate debt through November 2002 and $30 million through February 2003 (13% of total debt). As a result, for the foreseeable future, increases in interest expense resulting from increasing inflation are anticipated to be less than future increases in income before interest and general and administrative expenses.

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

The Company and the Service Companies have replaced all primary data processing systems within the last thirty months and believe the new systems are Year 2000 compliant. The Company has commenced testing of its data processing systems; most testing has been completed by June 30, 1999, and all testing is now anticipated to be complete by September 30, 1999. Little remedial action is anticipated. External consultants have been engaged by the Service Companies to assist these testing efforts and consult regarding remedial action. Total costs for using outside consultants in this effort is estimated at less than $100 of which $47 had been incurred at June 30, 1999.

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

OTHER MATTERS

Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" becomes effective for all fiscal quarters for fiscal years beginning after June 15, 2000 and is not currently expected to have a material impact on the Company's financial statements.


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

                                                       OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Company's Wholly-Owned
Communities and Co-Investment Communities:

                                                                    1999                         1998
LOCATION/COMMUNITY               COMPANY'S   NUMBER      --------------------------   --------------------------
------------------              PERCENTAGE     OF         AT     AT     AT      AT     AT     AT     AT      AT
WHOLLY-OWNED COMMUNITIES         OWNERSHIP    UNITS     12/31   9/30   6/30    3/31  12/31   9/30   6/30    3/31
------------------------        ----------   -------    -----  -----  -----  ------  -----  ----- ------  ------

DALLAS/FT. WORTH, TEXAS
 AMLI:
   at AutumnChase. . . . . . . .                690                     91%     91%    92%    93%    90%     97%
   at Bent Tree. . . . . . . . .                300                     93%     93%    97%    91%    93%     93%
   at Bishop's Gate. . . . . . .                266                     93%     94%    91%    92%    97%    100%
   at Chase Oaks . . . . . . . .                250                     92%     92%    92%    93%    93%     98%
   at Gleneagles . . . . . . . .                590                     95%     94%    92%    93%    98%     97%
   on the Green. . . . . . . . .                424                     94%     93%    88%    93%    92%     96%
   at Nantucket. . . . . . . . .                312                     95%     94%    91%    93%    97%     98%
   of North Dallas . . . . . . .              1,032                     90%     92%    91%    93%    93%     96%
   on Rosemeade. . . . . . . . .                236                     95%     95%    94%    94%    95%     96%
   at Valley Ranch . . . . . . .                460                     96%     91%    90%    92%    97%     98%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
                                              4,560                     93%     93%    92%    93%    94%     97%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
AUSTIN, TEXAS
 AMLI:
   at the Arboretum. . . . . . .                231                     96%     97%    94%    97%    96%     97%
   in Great Hills. . . . . . . .                344                     97%     93%    89%    99%    97%     98%
   at Lantana Ridge. . . . . . .                354                     92%     92%    90%    92%    92%     94%
   at Martha's Vineyard. . . . .                360                     98%     96%    93%    96%    97%     96%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
                                              1,289                     96%     94%    91%    95%    96%     96%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
ATLANTA, GEORGIA
 AMLI:
  at Peachtree City. . . . . . .                312                     97%     94%    90%    96%    99%     N/A
  at Clairmont . . . . . . . . .                288                     95%     94%    96%    95%    96%     96%
                                                                                            lease  lease
  at Park Creek. . . . . . . . .                200                     95%     88%    97%    up     up      N/A
  at Sope Creek. . . . . . . . .                695                     92%     93%    94%    97%    95%     94%
  at Spring Creek. . . . . . . .              1,180                     91%     91%    92%    94%    93%     94%
  at Vinings . . . . . . . . . .                360                     96%     96%    92%    94%    96%     95%
  at West Paces. . . . . . . . .                337                     95%     94%    95%    97%    99%     98%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
                                              3,372                     93%     93%    93%    95%    95%     95%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----




                                                                    1999                         1998
                                 COMPANY'S   NUMBER      --------------------------   --------------------------
                                PERCENTAGE     OF         AT     AT     AT      AT     AT     AT     AT      AT
LOCATION/COMMUNITY               OWNERSHIP    UNITS     12/31   9/30   6/30    3/31  12/31   9/30   6/30    3/31
------------------              ----------   -------    -----  -----  -----  ------  -----  ----- ------  ------

EASTERN KANSAS
 AMLI:
   at Alvamar. . . . . . . . . .                152                     95%     93%    90%    94%    94%     95%
   at Centennial Park. . . . . .                170                     94%     89%    89%    N/A    N/A     N/A
   at Crown Colony . . . . . . .                220                     92%     91%    88%    91%    89%     96%
   at Lexington Farms. . . . . .                404                     94%     91%    85%    N/A    N/A     N/A
   at Regents Center . . . . . .                424                     97%     97%    95%    93%    95%     90%
   at Sherwood . . . . . . . . .                300                     92%     91%    93%    89%    93%     92%
   at Town Center. . . . . . . .                156                     92%     96%    91%    96%    94%     93%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
                                              1,826                     94%     93%    90%    92%    93%     93%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----

INDIANAPOLIS, INDIANA
 AMLI:
   at Conner Farms . . . . . . .                300                     95%     96%    89%    93%    86%     90%
   at Eagle Creek. . . . . . . .                240                     91%     94%    87%    N/A    N/A     N/A
   at Riverbend. . . . . . . . .                996                     91%     87%    88%    92%    93%     96%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
                                              1,536                     92%     90%    88%    92%    92%     95%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----

CHICAGO, ILLINOIS
 AMLI:
   at Park Sheridan. . . . . . .                253                     96%     93%    93%    98%    97%    100%
   at Poplar Creek . . . . . . .                196                     96%     90%    93%    94%    95%     98%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
                                                449                     96%     92%    93%    96%    96%     99%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
                                             13,032                   93.3%   92.4%  91.4%  93.6%  94.2%   95.1%
                                             ======     =====  =====  =====   =====  =====  =====  =====   =====

CO-INVESTMENT COMMUNITIES:
--------------------------

ATLANTA, GA
 AMLI:
   at Barrett Lakes. . . . . . .    35%         446                     94%     94%    88%    93%    93%     96%
   at Pleasant Hill. . . . . . .    40%         502                     93%     90%    91%    94%    95%     93%
   at River Park . . . . . . . .    40%         222                     95%     93%    91%    96%    95%     98%
   at Towne Creek. . . . . . . .     1%         150                     96%     86%    83%    89%    92%     95%
   at Willeo Creek . . . . . . .    30%         242                     99%     91%    86%    96%    94%     98%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
                                              1,562                     95%     91%    89%    94%    94%     96%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----




                                                                    1999                         1998
                                 COMPANY'S   NUMBER      --------------------------   --------------------------
                                PERCENTAGE     OF         AT     AT     AT      AT     AT     AT     AT      AT
LOCATION/COMMUNITY               OWNERSHIP    UNITS     12/31   9/30   6/30    3/31  12/31   9/30   6/30    3/31
------------------              ----------   -------    -----  -----  -----  ------  -----  ----- ------  ------

CHICAGO, IL
 AMLI:
   at Chevy Chase. . . . . . . .    33%         592                     97%     96%    95%    97%    98%     97%
   at Danada Farms . . . . . . .    10%         600                     94%     96%    94%    94%    96%     98%
                                                                                                           lease
   at Fox Valley . . . . . . . .    25%         272                     92%     94%    86%    89%    87%     up
   at Prairie Court. . . . . . .     1%         125                     97%     95%    94%    96%    93%     96%
   at Willowbrook. . . . . . . .    40%         488                     96%     95%    96%    95%    98%     98%
   at Windbrooke . . . . . . . .    15%         236                     97%     99%    98%    99%    95%    100%
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----
                                              2,313                     96%     96%    94%    95%    95%     98%
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----

EASTERN KANSAS
 AMLI:
   at Regents Crest. . . . . . .    25%         368                     93%     93%    96%    96%    94%     92%
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----

DALLAS, TX
 AMLI:                                                                                      lease  lease   lease
   at Fossil Creek . . . . . . .    25%         384                     96%     91%    90%    up     up      up
   on Timberglen . . . . . . . .    40%         260                     95%     92%    92%    N/A    N/A     N/A
   at Verandah . . . . . . . . .    35%         538                     93%     95%    94%    93%    96%     97%
                                                                                     lease  lease  lease   lease
   on the Parkway. . . . . . . .    25%         240                     92%     95%    up     up     up      up
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----
                                              1,422                     94%     94%    92%    93%    96%     97%
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----

AUSTIN, TX
 AMLI:
   at Park Place . . . . . . . .    25%         588                     96%     96%    92%    95%    95%     95%
                                                                              lease
   at Wells Branch . . . . . . .    25%         576                     89%     up     N/A    N/A    N/A     N/A
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----
                                              1,164                     92%     96%    92%    95%    95%     95%
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----




                                                                    1999                         1998
                                 COMPANY'S   NUMBER      --------------------------   --------------------------
                                PERCENTAGE     OF         AT     AT     AT      AT     AT     AT     AT      AT
LOCATION/COMMUNITY               OWNERSHIP    UNITS     12/31   9/30   6/30    3/31  12/31   9/30   6/30    3/31
------------------              ----------   -------    -----  -----  -----  ------  -----  ----- ------  ------

HOUSTON, TX
 AMLI:
   at Champions Centre . . . . .    15%         192                     92%     92%    93%    95%    97%     98%
   at Champions Park . . . . . .    15%         246                     95%     85%    91%    98%    95%     95%
   at Greenwood Forest . . . . .    15%         316                     96%     93%    92%    98%    96%     97%
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----
                                                754                     94%     90%    92%    97%    96%     97%
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----

Total Co-Investment
  Communities. . . . . . . . . .              7,583                   94.4%   93.6%  92.1%  94.8%  94.8%   96.4%
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----

TOTAL. . . . . . . . . . . . . .             20,615                   93.7%   92.8%  91.6%  94.1%  94.4%   95.9%
                                            =======     =====  =====  =====   =====  =====  =====  =====   =====




PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of AMLI Residential Properties Trust was held on May 3, 1999, for the purpose of electing three members of the Board of Trustees, approving of amendments to Option Plan and ratifying the appointment of independent auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

All of the management's nominees for directors as listed in the proxy statement were elected with the following vote:

                                     SHARES                       SHARES
                                     VOTED         SHARES          NOT
                                     "FOR"       "WITHHELD"       VOTED
                                     ------      ----------       ------

Laura D. Gates                    12,073,533         46,654         --
Marc S. Heilweil                  12,013,628        106,559         --
Gregory T. Mutz                   12,072,666         47,521         --


The ratification of the appointment of KPMG LLP as independent auditor was approved by the following vote:

       SHARES              SHARES                                    SHARES
       VOTED               VOTED                SHARES                NOT
       "FOR"             "AGAINST"            "WITHHELD"             VOTED
    ----------           ---------            ----------            -------

    11,890,651            19,767                209,768               --


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K have been filed during the quarter ended June 30, 1999. The Exhibits filed as part of this report are listed below.

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

                               AMLI RESIDENTIAL PROPERTIES TRUST



Date:  August 12, 1999         By:   /s/ CHARLES C. KRAFT
                                     -----------------------------------
                                     Charles C. Kraft
                                     Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Date:  August 12, 1999         By:   /s/ GREGORY T. MUTZ
                                     -----------------------------------
                                     Gregory T. Mutz
                                     Chairman of the Board of Trustees




Date:  August 12, 1999               By:/s/ ALLAN J. SWEET
                                     -----------------------------------
                                     Allan J. Sweet
                                     President and Trustee




Date:  August 12, 1999         By:   /s/ ROBERT J. CHAPMAN
                                     -----------------------------------
                                     Robert J. Chapman
                                     Principal Financial Officer




Date:  August 12, 1999         By:   /s/ CHARLES C. KRAFT
                                     -----------------------------------
                                     Charles C. Kraft
                                     Principal Accounting Officer