Form 10-Q
period 1999-09-30
AMLI RESIDENTIAL PROPERTIES TRUST
filed 1999-11-12
CIK 914724

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549


                                   FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



               For the Quarterly Period Ended September 30, 1999



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

The number of the Registrant's Common Shares of Beneficial Interest outstanding was 16,984,602 as of September 30, 1999.

                                     INDEX



PART I  FINANCIAL INFORMATION


Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheets as of
              September 30, 1999 and December 31, 1998 . . . . . .      3

            Consolidated Statements of Operations
              for the three and nine months ended
              September 30, 1999 and 1998. . . . . . . . . . . . .      5

            Consolidated Statements of
              Shareholders' Equity
              for the nine months ended
             September 30, 1999. . . . . . . . . . . . . . . . . .      7

            Consolidated Statements of Cash Flows
              for the nine months ended
              September 30, 1999 and 1998. . . . . . . . . . . . .      8

            Notes to Consolidated Financial Statements . . . . . .     10

Item 2.     Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations. . . . . . . . . . . . . . . .     29

Item 3.     Quantitative and Qualitative Disclosures
              About Market Risk. . . . . . . . . . . . . . . . . .     38



PART II  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . .     43



SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . .     44

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS
                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                              CONSOLIDATED BALANCE SHEETS

                                       SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                                      (UNAUDITED)
                                       (Dollars in thousands, except share data)
                                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                                       1999              1998
                                                                                  --------------     ------------
ASSETS:
Rental apartments:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   87,972           91,459
  Depreciable property . . . . . . . . . . . . . . . . . . . . . . . . . . . .           562,883          586,507
                                                                                      ----------       ----------
                                                                                         650,855          677,966
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . .           (78,195)         (78,143)
                                                                                      ----------       ----------
                                                                                         572,660          599,823

Rental properties held for sale, net of accumulated depreciation . . . . . . .            49,383            --

Properties under development . . . . . . . . . . . . . . . . . . . . . . . . .            40,321           61,798

Investments in partnerships. . . . . . . . . . . . . . . . . . . . . . . . . .            99,224           72,150

Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . .             3,999            4,546
Deferred expenses, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,757            2,942
Security deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,061            1,684
Notes receivable from and advances to Service Companies. . . . . . . . . . . .            34,685           31,277
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            23,261           11,372
                                                                                      ----------       ----------
          Total assets                                                                $  828,351          785,592
                                                                                      ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Debt (note 5). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  410,177          367,370
Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,949            2,170
Accrued real estate taxes payable. . . . . . . . . . . . . . . . . . . . . . .            11,430           10,141
Construction costs payable . . . . . . . . . . . . . . . . . . . . . . . . . .             1,727            1,967
Security deposits and prepaid rents. . . . . . . . . . . . . . . . . . . . . .             3,869            3,420
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             3,471            3,096
                                                                                      ----------       ----------
          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .           432,623          388,164
                                                                                      ----------       ----------




                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                        CONSOLIDATED BALANCE SHEETS - CONTINUED


                                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                                       1999               1998
                                                                                   -------------     ------------

Commitments and contingencies (note 6)

Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            54,330           54,574
                                                                                      ----------       ----------

SHAREHOLDERS' EQUITY:
Series A Cumulative Convertible Preferred shares of beneficial interest,
 $0.01 par value, 1,500,000 authorized, 1,200,000 issued and 850,000 and 1,100,000 outstanding, respectively (aggregate liquidation
 preference of $17,154 and $22,200, respectively). . . . . . . . . . . . . . .                 9               11
Series B Cumulative Convertible Preferred shares of beneficial interest,
 $0.01 par value, 3,125,000 authorized, issued and outstanding
 (aggregate liquidation preference of $76,406) . . . . . . . . . . . . . . . .                31               31
Shares of beneficial interest, $0.01 par value, 145,375,000
  authorized, 16,984,602 and 16,655,155 common shares issued
  and outstanding, respectively. . . . . . . . . . . . . . . . . . . . . . . .               170              167
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .           421,732          420,303
Employees' and Trustees' notes . . . . . . . . . . . . . . . . . . . . . . . .           (10,653)         (10,668)
Dividends paid in excess of earnings . . . . . . . . . . . . . . . . . . . . .           (69,891)         (66,990)
                                                                                      ----------       ----------
          Total shareholders' equity . . . . . . . . . . . . . . . . . . . . .           341,398          342,854
                                                                                      ----------       ----------

          Total liabilities and shareholders' equity . . . . . . . . . . . . .        $  828,351          785,592
                                                                                      ==========       ==========














                             See accompanying notes to consolidated financial statements.

                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                      (UNAUDITED)
                                       (Dollars in thousands, except share data)

                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                SEPTEMBER 30                   SEPTEMBER 30
                                                         --------------------------     --------------------------
                                                             1999           1998            1999           1998
                                                         -----------     ----------     -----------     ----------
Revenues:
  Property:
    Rental . . . . . . . . . . . . . . . . . . . . .        $ 27,928         25,673          81,904         75,015
    Other. . . . . . . . . . . . . . . . . . . . . .           1,813          1,606           5,139          4,354
  Interest and share of loss from
    Service Companies. . . . . . . . . . . . . . . .             594            764           2,270          1,823
  Other interest . . . . . . . . . . . . . . . . . .             410            430           1,102            844
  Income from partnerships . . . . . . . . . . . . .           1,172            685           2,845          1,508
  Other. . . . . . . . . . . . . . . . . . . . . . .           1,934            997           3,724          2,582
                                                            --------       --------        --------       --------
          Total revenues . . . . . . . . . . . . . .          33,851         30,155          96,984         86,126
                                                            --------       --------        --------       --------
Expenses:
  Personnel. . . . . . . . . . . . . . . . . . . . .           2,806          2,565           8,149          7,411
  Advertising and promotion. . . . . . . . . . . . .             714            674           1,984          2,178
  Utilities. . . . . . . . . . . . . . . . . . . . .           1,110          1,259           3,038          3,403
  Building repairs and maintenance and services. . .           1,656          1,748           4,500          4,493
  Landscaping and grounds maintenance. . . . . . . .             639            609           1,898          1,699
  Real estate taxes. . . . . . . . . . . . . . . . .           3,492          3,040          10,420          9,494
  Insurance. . . . . . . . . . . . . . . . . . . . .             198            232             619            704
  Property management fees . . . . . . . . . . . . .             743            682           2,177          1,987
  Other operating expenses . . . . . . . . . . . . .             326            370             956          1,101
  Interest . . . . . . . . . . . . . . . . . . . . .           5,821          5,255          16,762         14,993
  Amortization of deferred costs . . . . . . . . . .              92            116             300            364
  Depreciation . . . . . . . . . . . . . . . . . . .           4,525          4,466          13,709         13,245
  General and administrative . . . . . . . . . . . .           1,225            837           3,219          2,803
                                                            --------       --------        --------       --------
          Total expenses . . . . . . . . . . . . . .          23,347         21,853          67,731         63,875
                                                            --------       --------        --------       --------





                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                   CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                SEPTEMBER 30                   SEPTEMBER 30
                                                         --------------------------     --------------------------
                                                             1999           1998            1999           1998
                                                         -----------     ----------     -----------     ----------

Income before nonrecurring gains
  and minority interest. . . . . . . . . . . . . . .          10,504          8,302          29,253         22,251
Gain on sale of vacant land. . . . . . . . . . . . .           --             --                281          --
                                                            --------       --------        --------       --------
Income before minority interest. . . . . . . . . . .          10,504          8,302          29,534         22,251
Minority interest. . . . . . . . . . . . . . . . . .           1,514          1,129           4,175          3,171
                                                            --------       --------        --------       --------
          Net income . . . . . . . . . . . . . . . .           8,990          7,173          25,359         19,080

Less income attributable to preferred shares . . . .           1,789          1,423           5,451          2,985
                                                            --------       --------        --------       --------

          Net income attributable to common shares .        $  7,201          5,750          19,908         16,095
                                                            ========       ========        ========       ========

Net income per common share - basic  . . . . . . . .        $    .42            .35            1.18            .97
                                                            ========       ========        ========       ========
Net income per common share - diluted. . . . . . . .        $    .42            .34            1.17            .96
                                                            ========       ========        ========       ========

Dividends declared and paid per common share . . . .        $    .45            .44            1.35           1.32
                                                            ========       ========        ========       ========














                             See accompanying notes to consolidated financial statements.

                                              AMLI RESIDENTIAL PROPERTIES TRUST

                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                            NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                   (Dollars in thousands)


                                      SHARES OF                         EMPLOYEES'        DIVIDENDS
                                  BENEFICIAL INTEREST    ADDITIONAL        AND               PAID
                                 --------------------     PAID-IN        TRUSTEES'        IN EXCESS
                                  SHARES       AMOUNT     CAPITAL         NOTES          OF EARNINGS         TOTAL
                                 -------       ------   ----------      ---------        -----------       ---------
Balance at
 December 31, 1998 . . . . .   20,880,155        $209      420,303        (10,668)          (66,990)         342,854
  Shares issued in
   connection with:
     Executive Share
       Purchase Plan . . . .       28,066         --           582          --                --                 582
  Employees' and
    Trustees' notes, net . .        --            --         --                15             --                  15
  Units converted
    to shares. . . . . . . .       51,381          1           786          --                --                 787
  Reallocation of
    minority interest. . . .        --            --            61          --                --                  61
  Dividends paid in
    excess of earnings . . .        --             -         --             --               (2,901)          (2,901)
                               ----------        ----      -------        -------           -------          -------
Balance at
  September 30, 1999 . . . .   20,959,602        $210      421,732        (10,653)          (69,891)         341,398
                               ==========        ====      =======        =======           =======          =======














                                See accompanying notes to consolidated financial statements.

                                              AMLI RESIDENTIAL PROPERTIES TRUST

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                         (UNAUDITED)
                                                   (Dollars in thousands)
                                                                                            1999            1998
                                                                                          --------        --------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 25,359          19,080
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . .          14,009          13,609
      Income from partnerships . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,845)         (1,508)
      Loss from Service Companies. . . . . . . . . . . . . . . . . . . . . . . . .             952             179
      Gain on sale of land . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (281)          --
      Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,175           3,171
    Changes in assets and liabilities:
      Increase in deferred costs . . . . . . . . . . . . . . . . . . . . . . . . .            (193)           (407)
      (Increase) decrease in security deposits . . . . . . . . . . . . . . . . . .            (377)            184
      Decrease (increase) in other assets. . . . . . . . . . . . . . . . . . . . .             968          (2,311)
      (Decrease) increase in accrued interest payable. . . . . . . . . . . . . . .            (221)            134
      Increase in accrued real estate taxes. . . . . . . . . . . . . . . . . . . .           1,418           1,283
      Increase in tenant security deposits and prepaid rents . . . . . . . . . . .             449             322
      Increase (decrease) in other liabilities . . . . . . . . . . . . . . . . . .             375            (567)
                                                                                          --------         -------
          Net cash provided by operating activities. . . . . . . . . . . . . . . .          43,788          33,169
                                                                                          --------         -------

Cash flows from investing activities:
  Net cash proceeds from sale of land. . . . . . . . . . . . . . . . . . . . . . .           1,451           --
  Investments in partnerships. . . . . . . . . . . . . . . . . . . . . . . . . . .         (20,065)         (3,044)
  Cash distributions from partnerships . . . . . . . . . . . . . . . . . . . . . .           4,826           3,390
  Advances to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (13,958)         (8,435)
  Earnest money deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (590)          1,261
  Acquisition properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (520)        (19,552)
  Capital expenditures -rehab properties . . . . . . . . . . . . . . . . . . . . .          (4,524)            --
  Capital expenditures - other properties. . . . . . . . . . . . . . . . . . . . .          (3,365)         (3,029)
  Properties under development, net of co-investors' share of costs. . . . . . . .         (17,680)        (44,690)
  Decrease in construction costs payable . . . . . . . . . . . . . . . . . . . . .            (240)         (5,210)
                                                                                          --------         -------
          Net cash used in investing activities. . . . . . . . . . . . . . . . . .         (54,665)        (79,309)
                                                                                          --------         -------




                                              AMLI RESIDENTIAL PROPERTIES TRUST

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                            1999            1998
                                                                                          --------        --------
Cash flows from financing activities:
  Debt proceeds, net of financing costs. . . . . . . . . . . . . . . . . . . . . .         187,970         286,455
  Debt repayments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (145,163)       (283,604)
  Proceeds from shares offering, net of issuance costs . . . . . . . . . . . . . .           --             74,200
  Proceeds from issuance of Executive Share Purchase Plan shares,
    net of Employees' and Trustees' notes. . . . . . . . . . . . . . . . . . . . .             575             465
  Distributions to partners. . . . . . . . . . . . . . . . . . . . . . . . . . . .          (4,792)         (4,321)
  Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (28,260)        (23,977)
                                                                                          --------         -------
          Net cash provided by financing activities. . . . . . . . . . . . . . . .          10,330          49,218
                                                                                          --------         -------

Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . .            (547)          3,078
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . .           4,546           5,676
                                                                                          --------         -------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . .        $  3,999           8,754
                                                                                          ========         =======
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest, net of amounts capitalized. . . . . .        $ 16,983          14,859
                                                                                          ========        ========




















                                See accompanying notes to consolidated financial statements.

                       AMLI RESIDENTIAL PROPERTIES TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1999 AND 1998

                                  (Unaudited)
                   (Dollars in thousands, except share data)



1.    ORGANIZATION AND BASIS OF PRESENTATION

      Organization

      AMLI Residential Properties Trust (the "Company") commenced operations upon the completion of its initial public offering on February 15, 1994. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position at September 30, 1999 and December 31, 1998 and the results of operations and cash flows for the periods presented, have been made.

      Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results for the nine months ended September 30, 1999 are not necessarily indicative of expected results for the entire year.

      The consolidated financial statements include the accounts of the Company and AMLI Residential Properties, L. P. (the "Operating Partnership" which holds the operating assets of the Company). The Company is the sole general partner and owned an 85% majority interest in the Operating Partnership at September 30, 1999. The limited partners hold Operating Partnership units ("OP Units") which are convertible into shares of the Company on a one-for-one basis, subject to certain limitations.

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


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Real Estate Assets

      In September 1998, AMLI initiated its first community rehab since its initial public offering by commencing the rehab of AMLI at Riverbend in Indianapolis, Indiana. In addition, three other properties, AMLI at Spring Creek in Atlanta, Georgia; AMLI at Valley Ranch in Irving, Texas; and AMLI at North Dallas in Dallas, Texas, have begun rehab programs in 1999. A rehab is a capital improvement program involving significant repairs, replacements and improvements at an aggregate cost of at least the greater of $3,000 per apartment home or 5% of the value of the entire apartment community. All costs (except costs to routinely paint the interiors of units at turnover) associated with a rehab will be capitalized and depreciated over their policy lives. The Company has incurred rehab costs of $4,524 and $472 during the nine months ended September 30, 1999 and twelve months ended December 31, 1998, respectively.

                       AMLI RESIDENTIAL PROPERTIES TRUST

      Rental Properties Held for Sale

                                    Nine Months Ended
                                   September 30, 1999
                                  ---------------------      Anticipated
                    Carrying                  Operating      Disposition
Property              Cost        Revenue      Income           Date
--------            --------      -------     ---------     ------------
AMLI at:
 Sope Creek          $19,815        4,408         2,929     1st Qtr, 2000
 Crown Colony (1)      9,205        1,178           768     4th Qtr, 1999
 Sherwood (1)         12,388        1,715         1,159     4th Qtr, 1999
 Park Sheridan (1)     7,975        2,471         1,247     4th Qtr, 1999
                     -------       ------        ------
                     $49,383        9,772         6,103
                     =======       ======        ======

      (1) These properties were sold in October 1999 (see note 7).

      Properties Under Development

      Land being planned for development and all apartment homes in a new community or new phase are reported as "Properties under development" until the entire community or new phase is substantially complete and stabilized (generally 95% occupancy). Upon stabilization, all apartment homes in the community or new phase are reported as "Rental properties".

      Regardless of whether or not 95% occupancy is achieved, a community or new phase will be reported as "Rental properties" no later than six months following substantial completion of construction.

      At September 30, 1999, the Company's properties under development include parcels of land in the initial phase of development on which physical construction will commence later this year or in 2000. Properties under development are as follows:

                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                         NUMBER    NUMBER             TOTAL
                                                                           OF        OF              EXPENDED
COMMUNITY                            LOCATION                            ACRES     UNITS            THRU 9/30/99
---------                            --------                            ------    ------           ------------


Wholly-Owned:

Development Communities:
 AMLI:
  at Bent Tree II                    Dallas, TX                              10       200            $   6,776
                                                                            ---     -----             --------

    Total Development Communities                                            10       200                6,776
                                                                            ---     -----             --------

Land Held for Development:
 AMLI:
  at Peachtree City II (1)           Peachtree City, GA                      21       216                3,051
  at Champions II (1)                Houston, TX                             14       288                2,565
  at Kings Harbor (1)                Houston, TX                             15       300                2,415
  at Mesa Ridge (1)                  Ft. Worth, TX                           27       520                4,052
  at Fossil Lake                     Ft. Worth, TX                           19       324                3,025
  at Anderson Mill (1)               Austin, TX                              39       520                3,886
  at Vista Ridge (1)                 City of Lewisville, TX                  15       360                2,759
  at Prairie Lakes I                 Noblesville, IN                         17       228                  922
  at Prairie Lakes II-IV             Noblesville, IN                        103     1,100                4,473
  at Cambridge Square (1)            Overland Park, KS                       34       486                3,594
  at Westwood Ridge (1)              Overland Park, KS                       30       400                2,803
                                                                            ---     -----             --------

    Total Land Held for Development                                         334     4,742               33,545
                                                                            ---     -----             --------

    Total Wholly-Owned                                                      344     4,942               40,321
                                                                            ---     -----             --------





                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                                        NUMBER    NUMBER             TOTAL
                                                                          OF        OF              EXPENDED
COMMUNITY                            LOCATION                           ACRES     UNITS            THRU 9/30/99
---------                            --------                           ------    ------           ------------
Co-Investments
(Company Ownership Percentage):

 Development Communities:
 AMLI:
  at Northwinds (35%) (2)            Atlanta, GA                             80       800               52,797
  at Park Bridge (25%)               Atlanta, GA                             35       352                6,158
  at Lost Mountain (75%)             Paulding County, GA                     17       164                2,061
  at Mill Creek (25%)                Gwinnett County, GA                     33       400                4,956
  at Deerfield (25%) (2)             Plano, TX                               18       240               16,784
  at Monterey Oaks (25%)             Austin, TX                              26       430               11,813
  at Oakhurst North (25%) (2)        Aurora, IL                              29       464               42,656
  at St. Charles (25%)               St. Charles, IL                         25       400               31,950
  Creekside (25%)                    Overland Park, KS                       12       224                9,292
  at Wynnewood Farms (25%)           Overland Park, KS                       20       232                9,012
  at Regents Crest II (25%)          Overland Park, KS                        6       108                5,276
  at Castle Creek (40%)              Indianapolis, IN                        16       276               11,252
  at Lake Clearwater (25%)           Indianapolis, IN                        11       216               11,579
  at Summit Ridge (25%)              Lees Summit, MO                         24       432                3,154
                                                                            ---     -----             --------
        Total Co-Investments (3)                                            352     4,738              218,740
                                                                            ---     -----             --------

    Total Wholly-Owned and Co-Investments                                   696     9,680              259,061
                                                                            ===     =====             ========

    (1) It is the Company's intention to develop these land parcels in partnership with one or more institutional investors.

    (2) These properties are substantially complete at September 30, 1999 and are anticipated to be substantially leased late in 1999.

    (3) Excludes AMLI at Spring Mill, a 400 unit community located in Hamilton County, Indiana, in which a 20%
residual interest was acquired for $1,243 on June 16, 1999.  Completed at a cost of $29,477, this property is 88%
leased at September 30, 1999 and is anticipated to be substantially leased later in 1999.


                       AMLI RESIDENTIAL PROPERTIES TRUST

      Interest Rate Limitation Contracts

      The Company has used interest rate caps and swaps to limit its exposure to increases in interest rates on its floating rate debt. The Company does not use them for trading purposes.

      At September 30, 1999, the Company was a party to six interest rate swap agreements which require the Company to pay to or receive from counterparties on a monthly basis the amounts, if any, by which the Company's interest costs on the fixed rate basis differs from the interest payments required on certain floating rate debt.

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

      The following summarizes certain information pursuant to interest rate swap contracts at September 30, 1999.


                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




                                                          Cumulative     Estimated
Notional     Fixed           Term of        Contract         Cash         Value
Amount       Rate(1)         Contract       Maturity         Paid      (Liability)(2)
--------    -------          --------       ---------     ----------   -------------

$10,000     6.216%            5 years         1/01/02          $150           (16)
 10,000     6.029%            5 years        11/01/02           115            38
 20,000     6.145%            5 years        02/15/03           256            28
 10,000     6.070%            5 years        02/18/03           116            37
 15,000     6.405%            5 years        09/20/04            --           (32)
 10,000     6.438%            5 years        10/04/04            --            --
-------                                                        ----         -----
$75,000                                                        $637            55
=======                                                        ====         =====



(1)    The fixed rate for the swaps includes the swap spread (the risk component added to the Treasury yield to determine a fixed rate) and excludes lender's spread.

(2)    "Value" represents the estimated amount which could be received or paid as of September 30, 1999 from termination of these contracts.  This amount is not recorded in the accompanying balance sheet as of September 30,
1999.

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



                                                        Three Months Ended                 Nine Months Ended
                                                           September 30                     September 30
                                                     -------------------------        -------------------------
                                                      1999             1998            1999             1998
                                                   ----------      -----------      ----------       ----------

Net income . . . . . . . . . . . . . . . . .       $    8,990            7,173          25,359           19,080
Less income attributable to
  preferred shares . . . . . . . . . . . . .           (1,789)          (1,423)         (5,451)          (2,985)
                                                   ----------       ----------      ----------       ----------
Net income attributable to
  common shares. . . . . . . . . . . . . . .       $    7,201            5,750          19,908           16,095
                                                   ==========       ==========      ==========       ==========

Weighted average common shares - Basic . . .       16,982,763       16,636,875      16,900,265       16,616,352
Dilutive Options and Other Plan shares . . .           62,207           43,414          59,259           70,481
Weighted average common shares
  - Dilutive . . . . . . . . . . . . . . . .       17,044,970       16,680,289      16,959,524       16,686,833
                                                   ==========       ==========      ==========       ==========
Net income per common share:
    Basic. . . . . . . . . . . . . . . . . .       $      .42              .35            1.18              .97
    Diluted. . . . . . . . . . . . . . . . .       $      .42              .34            1.17              .96
                                                   ==========       ==========      ==========       ==========









                       AMLI RESIDENTIAL PROPERTIES TRUST

3. INVESTMENTS IN PARTNERSHIPS AND SERVICE COMPANIES

     INVESTMENTS IN PARTNERSHIPS

     At September 30, 1999, the Operating Partnership is a general partner in various co-investment partnerships and in one GP Property, AMLI at Towne Creek in Gainesville, Georgia, which is accounted for using the equity method. Another GP Property, AMLI at Prairie Court, was sold in August 1999, for which the Company received a $529 share of net sale proceeds in excess of its GP interest. The Operating Partnership and the Service Companies receive various fees for services provided to these co-investment partnerships, including development fees, construction fees, acquisition fees, property management fees, asset management fees, financing fees, administrative fees and disposition fees. The Operating Partnership is entitled to shares of cash flow or liquidation proceeds in excess of its stated ownership percentages, in most cases based on returns to its partners in excess of specified rates. The Operating Partnership has received cash flow and has recorded operating income in excess of its ownership percentages of $339 and $152 for the nine months ended September 30, 1999 and 1998, respectively. Investments in partnerships at September 30, 1999 and the Company's 1999 share of income or loss for the nine months then ended from each are summarized as follows:

                                           AMLI RESIDENTIAL PROPERTIES TRUST
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                   Equity                        Total       Company's    Company's
                    Company's                 ----------------   Company's        Net         Share of    Share of
                    Percentage     Total             Company's   Investment      Income     Net Income    Deprecia-
Community           Ownership      Assets    Total   Share (1)      (1)          (Loss)       (Loss)        tion
---------           ----------    -------    -----   ---------   ----------      -----      ----------   ----------

AMLI:
 at Park Place         25%      $  19,740   6,981       1,745        1,711         778             194          27
 at Greenwood
  Forest               15%         16,366   4,408         661          643          20               3          54
 at Champions
  Park                 15%         11,994   2,864         430          430          46               7          39
 at Champions
  Centre               15%          9,258   2,325         349          349         (21)             (3)         32
 at Windbrooke         15%         16,396   4,554         683          683         166              25          58
 at Willeo Creek       30%         14,401   4,429       1,329        1,329         181              54         116
 at Pleasant Hill      40%         25,359   9,872       4.152        3,711         604             242         248
 at Barrett Lakes      35%         26,047   8,912       3,119        3,228         460             161         239
 at Chevy Chase        33%         42,867  13,223       4,354        4,354       1,104             364         317
 at Willowbrook        40%         35,774  11,045       4,418        4,332         749             300         345
 at River Park         40%         14,586   5,315       2,126        2,081         344             137         131
 at Fox Valley         25%         23,834  23,402       5,851        6,040       1,052             263         139
 at Fossil Creek       25%         21,002  20,434       5,109        5,201       1,135             284         135
 at Danada Farms       10%         46,530  21,023       2,102        2,092       1,050             105         101
 at Verandah           35%         23,726   6,107       2,163        2,221         (93)             23         289
 at Northwinds         35%         52,565  20,370       7,143        6,927         560             196         391
 at Regents Crest      25%         30,124  13,192       3,303        3,338         370             163         128
 at Oakhurst North     25%         42,192  41,189      10,302       10,296         332              83         214
 at Wells Branch       25%         34,449  33,467       8,367        7,787       1,030             258         201
 on the Parkway        25%         16,149   5,111       1,278          962          70              18         124
 on Timberglen         40%         11,010   4,065       1,634          229         (20)             25         139
 at Castle Creek       40%         11,289   9,485       3,794        3,827         (44)            (18)          3
 at Lake Clear-
  water                25%         11,594   9,787       2,447        2,472         (73)            (18)          5
 Creekside             25%          9,303   7,618       1,905        1,929         (22)             (6)         --
 at Deerfield          25%         16,858   5,974       1,494        1,321        (106)            (26)         56
 at Wynnewood
  Farms                25%          9,099   7,390       1,847        1,811         (20)             (5)         --




                                           AMLI RESIDENTIAL PROPERTIES TRUST
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



                                                 Equity                          Total       Company's    Company's
                    Company's               ------------------   Company's        Net         Share of    Share of
                    Percentage    Total              Company's   Investment      Income     Net Income    Deprecia-
Community           Ownership     Assets    Total    Share (1)      (1)          (Loss)       (Loss)        tion
---------           ----------   -------   ------    ---------   ----------      -----      ----------   ----------
 at Monterey Oaks      25%        11,826   10,146       2,536        2,496         --              --         --
 at St. Charles        25%        32,148   24,366       6,091        6,009         (61)            (15)         15
 at Park Bridge        25%         6,219    5,334       1,333        1,337         --              --         --
 at Mill Creek         25%         4,956    4,682       1,171        1,163         --              --         --
 at Lost Mountain      75%         2,680      296         296          296         --              --         --
 at Spring Mill        20%
                    (Residual)    29,645   29,287        --          1,275         322             --         --
 at Prestwood
    Hills              45%        18,482    6,438       2,930        2,913          33              21          26
 at Windward Park      45%        28,579    9,979       4,540        4,490          34              24          41
 at Summit Ridge       25%         3,154     --          --            (59)        --              --         --
                                --------  -------     -------       ------       -----           -----      ------
                                $730,201  393,070     101,002       99,224       9,980           2,859       3,613
                                ========  =======     =======       ======       =====                      ======
   GP Properties and other                                                                         (14)
                                                                                                 -----
                                                                                                 2,845
                                                                                                 =====

                       AMLI RESIDENTIAL PROPERTIES TRUST

     (1) The Company's investment in partnerships differs from the Company's share of co-investment partnerships' equity primarily due to capitalized interest on its investments in properties under development and the elimination of the Company's share of development fee income. These items are amortized over 40 years using the straight-line method. The Company's original investment in the co-investment partnerships totals $110,089 at September 30, 1999. Through September 30, 1999, the Company has received cumulative cash distributions of $12,540 from the co-investment partnerships.

     All but two debt financings have been obtained at fixed rates from various insurance companies on behalf of these co-investment partnerships. AMLI at Deerfield's and AMLI at Summit Ridge's financings are variable rate notes payable to AMLI. The following summarizes co-investment debt at September 30, 1999:

                         Total       Outstanding  Interest
Community              Commitment    at 9/30/99     Rate           Maturity
---------              ----------    -----------  --------         --------
AMLI:
 at Park Place            $13,000        12,044      8.21%      December 1999
 at Summit Ridge           18,940         2,991     L+1.5%      November 1999
 at Deerfield              11,370        10,451     L+1.5%      December 1999
 at Champions Centre        6,700         6,538      8.93%       January 2002
 at Champions Park          9,500         8,738      7.26%       January 2002
 at Windbrooke             11,500        11,336      9.24%      February 2002
 at Greenwood Forest       11,625        11,480      8.95%           May 2002
 at Chevy Chase            29,767        28,553      6.67%         April 2003
 at Willeo Creek           10,000         9,613      6.77%           May 2003
 at Willowbrook            24,500        23,684     7.785%           May 2003
 at Regents Crest          16,500        15,817      7.50%      December 2003
 at Verandah               16,940        16,843      7.55%         April 2004
 on Timberglen              6,770         6,653      7.70%          June 2004
 at Prestonwood Hills      11,649        11,649      7.17%        August 2006
 at Windward Park          18,183        18,183      7.27%        August 2006
 at Danada Farms           24,500        24,385      7.33%         March 2007
 at Pleasant Hill          15,500        15,031      9.15%         March 2007
 at River Park              9,100         8,910      7.75%          June 2008
 on the Parkway            10,800        10,686      6.75%       January 2009
 at Barrett Lakes          16,680        16,531      8.50%      December 2009
 at Northwinds             33,800        30,610      8.25%       October 2010
 at Lost Mountain          10,252         1,913      6.84%      November 2040


     In general, these loans provide for monthly payments of principal and interest based on a 25 or 27 year amortization schedule and a balloon payment at maturity. Loans against newly-completed properties provide for payments of interest only for an initial period, with principal amortization commencing generally within two years of completion of construction and initial lease-up.

Investments in Service Companies

Summarized combined financial information of the Service Companies at and for the nine months ended September 30, 1999 and 1998 follows:

                                            1999              1998
                                          -------           -------

         Income (1)                       $12,015            10,970
         General and adminis-
           trative expenses                (8,715)           (7,383)
                                          -------           -------
             EBITDA                         3,300             3,587

                       AMLI RESIDENTIAL PROPERTIES TRUST

                                             1999             1998
                                           -------          -------

         Interest                           (2,438)          (2,001)
         Depreciation                       (1,142)            (967)
         Income taxes                          (39)            (286)
                                           -------          -------

           Net income (loss) (2)(3)        $  (319)             333
                                           =======          =======

         Total assets                      $45,927           32,490
                                           =======          =======

         (1)   Net of construction and landscaping costs.
         (2) Includes $311 and $300 in amortization of goodwill (net of tax effect) in 1999 and 1998, respectively.
         (3)   In 1999, includes $171 after-tax gain from sale of land.


    Substantially all interest expense of the Service Companies results from notes payable to the Company at interest rates ranging from 9.5% to 13.0%. Interest and share of income from Service Companies as included in the accompanying Consolidated Statements of Operations is reconciled below:

                                                         September 30,
                                                      ------------------
                                                       1999        1998
                                                     -------      ------

    Intercompany interest expensed . . . . . . .     $ 2,438       2,001
    Intercompany interest capitalized. . . . . .         784        --
    Net income (loss). . . . . . . . . . . . . .        (319)        333
    Intercompany eliminations and
      minority interests . . . . . . . . . . . .        (633)       (511)
                                                     -------      ------

                                                     $ 2,270       1,823
                                                     =======      ======

4.  RELATED PARTY TRANSACTIONS

    During the nine months ended September 30, 1999 and 1998, the Company accrued or paid to its affiliates fees and other costs and expenses as follows:

                                                  1999               1998
                                                 ------             -----
       Management fees                           $2,177             1,987
       General contractor fees                      265               943
       Interest expense                             413               496
       Landscaping and grounds maintenance        1,751               513
                                                 ======             =====

   In addition, at September 30, 1999 and December 31, 1998, the Company owed Amli Residential Construction, Inc. $1,727 and $1,967, respectively, for construction costs of communities under development.

                       AMLI RESIDENTIAL PROPERTIES TRUST

   During the nine months ended September 30, 1999 and 1998, the Company earned or received from its affiliates other income as follows:

                                                  1999             1998
                                                 ------           ------
        Development fees                         $2,228            2,019
        Acquisition fees                            149              --
        Asset management fees                       453              452
        Disposition fee (1)                         354              --
        Accounting and administrative fees            4              108
        Interest on advances to other
          affiliates                                384              262
        Interest on notes and advances
          to Service Companies                    3,222            2,001
                                                 ======            =====

     (1) On August 16, 1999, Amli at Prairie Court, a 125-unit co-investment property in which the Company had a 1% GP interest, was sold for $13,500. The Company was paid a 3% disposition fee. In addition, the Company received $529 of net sale proceeds representing its promoted interest in the co-investment partnership.


   In addition, during the nine months ended September 30, 1999 and 1998, total revenues of $1,573 and $1,552, respectively, were generated from leases to AMLI Corporate Homes ("ACH"), a division of one of the Service Companies. At September 30, 1999 and December 31, 1998, $0 and $22 were due from ACH, respectively.


                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


5. DEBT

   The table below summarizes certain information relating to the indebtedness of the Company.

                                                                    Balance                                  Balance
                                                     Original         at            Interest     Maturity       at
Encumbered Communities                                Amount        9/30/99           Rate         Date      12/31/98
----------------------                               --------       --------        --------     --------    --------

BOND FINANCING:
                                                                                  Tax-Exempt
Unsecured (1)                                        $ 40,750         40,750      Rate+1.23%      10/1/24      40,750
                                                                                  Tax-Exempt
AMLI at Poplar Creek                                    9,500          9,500      Rate+1.15%       2/1/24       9,500
                                                     --------        -------                                  -------
    Total Bonds                                        50,250         50,250                                   50,250
                                                     --------        -------                                  -------

MORTGAGE NOTES PAYABLE TO FINANCIAL INSTITUTIONS:
AMLI at Conner Farms                                   13,275         12,560           7.00%      6/15/03      12,739
AMLI at Sherwood                                        7,320          --   (2)        7.75%       7/1/03       6,621
AMLI at Riverbend                                      31,000         29,445           7.30%       7/1/03      29,847
AMLI in Great Hills                                    11,000         10,451           7.34%       7/1/03      10,593
AMLI at Valley Ranch                                   11,500         10,291          7.625%      7/10/03      10,470
AMLI at Nantucket                                       7,735          7,601           7.70%       6/1/04       7,683
AMLI at Bishop's Gate                                  15,380         14,872             (3)       8/1/05      15,072
AMLI at Regents Center                                 20,100         19,511             (4)       9/1/05      19,649
AMLI on the Green (5)
AMLI of North Dallas (5)                               43,234         41,290          7.789%       5/1/06      41,778
AMLI at Clairmont                                      12,880         12,880           6.95%      2/15/08      12,880
                                                     --------        -------                                 --------
  Total Mortgage Notes Payable                        173,424        158,901(6)                               167,332
                                                     --------        -------                                 --------





                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                     Balance                                 Balance
                                                     Original         at            Interest     Maturity       at
Encumbered Properties                                 Amount         9/30/99          Rate         Date      12/31/98
---------------------                                --------       --------        --------     --------    --------

OTHER NOTES PAYABLE:

AMLI at Park Creek                                     10,322         10,276          7.875%      12/1/38       9,038
Unsecured line of credit (7)(8)                       200,000        185,000          L+.90%      6/27/01     135,000
Note payable to Service Company                         5,000          5,000          10.00%       1/1/03       5,000
Unsecured note payable to Service Company                 750            750           4.00%       Demand         750
                                                     --------        -------      ---------       -------     -------
  Total Other Notes Payable                           216,072        201,026                                  149,788
                                                     --------        -------                                  -------
  Total                                              $439,746        410,177                                  367,370
                                                     ========        =======                                  =======


(1)   The terms of these tax-exempt bonds require that a portion of the apartment units be leased to individuals who qualify based on income levels specified by the U.S. Government.  The bonds bear interest at a variable rate that is adjusted weekly based upon the remarketing rate for these bonds (3.55% for AMLI at Spring Creek and 3.59%
for AMLI at Poplar Creek at October 28, 1999).  The credit enhancement for the AMLI at Spring Creek bonds was provided by a $41,297 letter of credit from Wachovia Bank which expires on October 11, 2002 and the credit enhancement for the AMLI at Poplar Creek bonds was provided by a $9,617 letter of credit from LaSalle National
Bank that expires December 18, 2002.

(2)   The loan was repaid without penalty on September 15, 1999.

(3)   This original $14,000 mortgage bears interest at 9.1%.  For financial reporting purposes, it was valued at
$15,380 to reflect a 7.25% market rate of interest when assumed in connection with the acquisition of AMLI at
Bishop's Gate on October 17, 1997.

(4)   $13,800 at 8.73% and $6,300 at 9.23%.

(5)   These two properties secure the FNMA loan that was sold at a discount of $673.  At September 30, 1999, the unamortized discount amount is $443.





                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(6)   All but $21,011 of the total is non-recourse to the partners of the Operating Partnership.

(7)   The Company has used interest rate swaps on $75,000 of the outstanding amount to fix its base interest rate
(before current lender's spread) at an average of 6.22%.

(8)   The Company's unsecured line of credit has been provided by a group of eight banks led by Wachovia Bank,
N.A. and Bank One, N.A.  In October 1999, the Company increased the line of credit by $50,000 to $250,000, expandible to $300,000, and extended the maturity of the line of credit by one year to October 2002 with two one-
year renewal options.  In addition, the interest rate, which is based in part on the credit rating assigned to unsecured borrowings, was increased to LIBOR plus 1.05% from LIBOR plus .90%.  This unsecured line of credit requires that the Company meet various covenants typical of such an arrangement, including minimum net worth, minimum debt service coverage and maximum debt to equity percentage.  The unsecured line of credit is used for acquisition and development activities and working capital needs.

      Following the property sales which closed in October, the total amount due under the $250,000 unsecured line of credit is $147,000 on November 12, 1999.


























                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     As of September 30, 1999, the scheduled maturities of the Company's debt are as follows:

                                                           FIXED RATE
                                                            MORTGAGE                     NOTES
                                                          NOTES PAYABLE    UNSECURED    PAYABLE TO
                                                BOND      TO FINANCIAL       LINES       SERVICE
                                             FINANCINGS   INSTITUTIONS     OF CREDIT    COMPANIES       TOTAL
                                             ----------   -------------    ---------   -----------   ----------
1999 . . . . . . . . . . . . . . . . . .       $  --               636         --             750        1,386
2000 . . . . . . . . . . . . . . . . . .          --             2,808         --            --          2,808
2001 . . . . . . . . . . . . . . . . . .          --             3,038      185,000          --        188,038
2002 . . . . . . . . . . . . . . . . . .        50,250           3,271         --            --         53,521
2003 . . . . . . . . . . . . . . . . . .          --            60,105         --           5,000       65,105
Thereafter . . . . . . . . . . . . . . .          --            99,319         --            --         99,319
                                               -------         -------      -------       -------      -------
                                               $50,250         169,177      185,000         5,750      410,177
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

7. SUBSEQUENT EVENTS

   On October 12, 1999, the Company closed the sale of AMLI at Park Sheridan, a 253-unit apartment community located in Chicago, Illinois. The sale price of approximately $23,500 was received in cash. This community was originally acquired in 1989 in a private partnership sponsored by the Company's predecessor company, and was valued at $11,055 at the time of the Company's initial public offering in February 1994. The Company will recognize a gain on the sale of the property of approximately $15,100 which will be included in the results of operations for the three months ended December 31, 1999. Sale proceeds will be used to fund future acquisition and development activities.

   On October 14, 1999, the Company sold two additional communities, AMLI at Crown Colony, a 220-unit apartment community and AMLI at Sherwood, a 300-unit apartment community. These communities, which include 456 units originally acquired by the Company in 1994 and 64 units developed by the Company in 1997, are located in Topeka, Kansas. They were sold to a single purchaser for approximately $25,250. The Company will recognize gain on the sale of these properties of approximately $4,400 which will be included in the results of operations for the three months ended December 31, 1999. Sale proceeds will be used to fund future acquisition and development activities.

   On October 12, 1999, the Company increased its unsecured line of credit to $250 million from $200 million. The maturity of the line of credit was extended to October 2002 with two one-year renewal options, and the interest rate increased to LIBOR plus 105 basis points from LIBOR plus 90 basis points. The new agreement contains a provision to increase the line of credit to $300 million in the future.

   On October 26, 1999, the Company, through a co-investment partnership with a private investor group, MAYS, acquired AMLI at Oak Bend, a 426-unit apartment community located in Lewisville, Texas, for a purchase price of approximately $24,900. Concurrent with the closing of the acquisition, the Company contributed $2,598 and MAYS contributed $3,896 for a total capital contribution of $6,494. The Company provided a 7.81% $18,700 bridge loan to the co-investment partnership which was repaid on November 12, 1999 from the proceeds of a new seven year 7.81% fixed rate financing. AMLI at Oak Bend contains 382,600 rentable square feet in 26 three-story buildings.
The community is set on 21 acres of land and has two swimming pools, spa, state-of-art fitness center, controlled gates and attached garages. The Company owns a 40% interest and MAYS owns a 60% interest in the partnership.

                       AMLI RESIDENTIAL PROPERTIES TRUST

8. SEGMENT REPORTING

   The revenues, net operating income, FFO and assets for the Company's reportable segment are summarized as follows:

                                                       Nine Months Ended
                                                         September 30,
                                                  -------------------------
                                                     1999           1998
                                                  ----------     ----------

Multifamily segment revenues (1) . . . . . . . .  $  150,523        126,001
                                                  ==========     ==========

Multifamily segment net operating
  income (1) . . . . . . . . . . . . . . . . . .  $   91,794         74,732

Reconciling items to FFO:
  Reduce co-investment net operating
   income to Company's share (2) . . . . . . . .     (32,034)       (23,685)
  Interest income and share of income
    (loss) from Service Companies. . . . . . . .       2,581          2,123
  Other interest income. . . . . . . . . . . . .       1,102            844
  Other revenues . . . . . . . . . . . . . . . .       3,724          2,582
  General and administrative expenses. . . . . .      (3,219)        (2,803)
  Interest expense and loan cost
    amortization . . . . . . . . . . . . . . . .     (17,062)       (15,357)
                                                  ----------     ----------
Consolidated FFO before minority
  interest . . . . . . . . . . . . . . . . . . .      46,886         38,436
                                                  ----------     ----------
Reconciling items to net income:
  Depreciation - wholly owned Properties . . . .     (13,709)       (13,245)
  Depreciation - share of co-investment
    Properties . . . . . . . . . . . . . . . . .      (3,613)        (2,640)
  Share of Service Company's
    goodwill amortization. . . . . . . . . . . .        (311)          (300)
  Gain on sale of land . . . . . . . . . . . . .         281          --
                                                  ----------     ----------
Income before minority interest
  and extraordinary items. . . . . . . . . . . .      29,534         22,251
Minority interest. . . . . . . . . . . . . . . .       4,175          3,171
                                                  ----------     ----------
Income before extraordinary items. . . . . . . .  $   25,359         19,080
                                                  ==========     ==========

                                               September 30,   December 31,
                                                    1999           1998
                                               -------------   ------------

Segment assets (1) (3) . . . . . . . . . . . . .  $1,446,417      1,281,291
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS,
         EXCEPT SHARE DATA)


     The following discussion is based primarily on the consolidated financial statements of Amli Residential Properties Trust (the "Company") as of September 30, 1999 and December 31, 1998 and for the three and nine months ended September 30, 1999 and 1998.

     This information should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

     The Company commenced operations upon completion of its initial public offering in February 1994. On January 30, 1996, the Company issued 1,200,000 Series A convertible preferred shares for $20 per share, or $24,000, directly to four institutional investors and Amli Realty Co. ("ARC") in a registered offering. Through September 30, 1999, 350,000 Series A convertible preferred shares have been converted to common shares.

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

     As of September 30, 1999, the Company owned an 85% general partnership interest in AMLI Residential Properties, L.P. (the "Operating Partnership"), which holds the operating assets of the Company. The limited partners hold Operating Partnership units ("OP Units") that are convertible into common shares of the Company on a one-for-one basis, subject to certain limitations. Through September 30, 1999, 287,737 OP Units have been converted to common shares. At September 30, 1999, the Company owned 20,959,602 OP Units and the limited partners owned 3,569,847 OP Units. The Company has qualified, and anticipates continuing to qualify, as a real estate investment trust ("REIT") for Federal income tax purposes.


RESULTS OF OPERATIONS

     During the period from January 1, 1998 through September 30, 1999, growth from property revenues and property operating expenses resulted from increases at communities owned as of January 1, 1998, from communities acquired and from the newly-constructed communities since January 1, 1998.

     Since January 1, 1998, the Company has acquired a total of 1,102 units of four stabilized communities (AMLI at Clairmont, AMLI at Centennial Park, AMLI at Lexington Farms and AMLI at Eagle Creek) and developed and begun rental operations on 456 apartment homes of two new communities (AMLI at Park Creek and AMLI at Killian Creek). Property operations for the nine months ended September 30, 1999 and 1998 are summarized as follows:

                                                                  Increase
                                         1999          1998      (Decrease)
                                       -------        ------     ---------
Total Property Revenues
-----------------------
 Same Communities. . . . . . . . .     $72,570        70,937         1,633
 New Communities . . . . . . . . .       5,498         3,232         2,266
 Development and/or Lease-up
  Communities. . . . . . . . . . .       1,056           244           812
 Acquisition Communities . . . . .       7,918         1,896         6,022
 Communities Contributed
  to Ventures/Sold . . . . . . . .           1         3,060        (3,059)
                                       -------       -------       -------
    Total. . . . . . . . . . . . .     $87,043        79,369         7,674
                                       =======       =======       =======

Total Property Operating Expenses
---------------------------------
 Same Communities. . . . . . . . .     $28,640        28,464           176
 New Communities . . . . . . . . .       1,704         1,346           358
 Development and/or Lease-up
  Communities. . . . . . . . . . .         557           144           413
 Acquisition Communities . . . . .       2,829           642         2,187
 Communities Contributed
  to Ventures/Sold . . . . . . . .          11         1,874        (1,863)
                                       -------       -------       -------
    Total. . . . . . . . . . . . .     $33,741        32,470         1,271
                                       =======       =======       =======

Total Property Net Operating Income
-----------------------------------
 Same Communities. . . . . . . . .     $43,930        42,473         1,457
 New Communities . . . . . . . . .       3,794         1,886         1,908
 Development and/or Lease-up
  Communities. . . . . . . . . . .         499           100           399
 Acquisition  Communities. . . . .       5,089         1,254         3,835
 Communities Contributed
  to Ventures/Sold . . . . . . . .         (10)        1,186        (1,196)
                                       -------       -------       -------
    Total. . . . . . . . . . . . .     $53,302        46,899         6,403
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

     In December 1998, the Company contributed AMLI on Timberglen, a 260-unit property, to a 40% owned partnership. In August 1999, the Company invested in two co-investment partnerships which acquired two stabilized communities: AMLI at Prestonwood Hills, a 272-unit community, and AMLI at Windward Park, a 328-unit community. In addition, the Company in joint venture with institutional investors, completed the development or has under development and begun rental operations of seven new communities that contain a total of 2,936 apartment homes (AMLI at Northwinds, AMLI at Wells Branch, AMLI at Oakhurst North, AMLI on the Parkway, AMLI at Deerfield, AMLI at St. Charles and AMLI at Clearwater). Property operations for the nine months ended September 30, 1999 and 1998 are summarized as follows:

                                                                  Increase
                                         1999          1998      (Decrease)
                                       -------       -------     ---------
Total Co-investment Property Revenues
-------------------------------------
 Same Communities. . . . . . . . .     $42,925        41,295         1,630
 New Communities . . . . . . . . .       5,159         3,726         1,433
 Development and/or Lease-up
  Communities. . . . . . . . . . .      13,152         2,702        10,450
 Acquisition Communities . . . . .       2,110           --          2,110
 Communities Contributed
  to Ventures/Sold . . . . . . . .       2,600         1,341         1,259
                                       -------       -------       -------
    Total. . . . . . . . . . . . .     $65,946        49,064        16,882
                                       =======       =======       =======

Company's share of co-invest-
  ment total revenues. . . . . . .     $17,591        12,963         4,628
                                       =======       =======       =======

Total Co-investment
Property Operating Expenses
---------------------------
 Same Communities. . . . . . . . .     $16,142        16,057            85
 New Communities . . . . . . . . .       1,876         1,881            (5)
 Development and/or Lease-up
  Communities. . . . . . . . . . .       5,641         1,265         4,376
 Acquisition Communities . . . . .         948           --            948
 Communities Contributed
  to Ventures/Sold . . . . . . . .       1,224           659           565
                                       -------       -------       -------
    Total. . . . . . . . . . . . .     $25,831        19,862         5,969
                                       =======       =======       =======

Company's share of co-invest-
  ment property operating
  expenses . . . . . . . . . . . .     $ 6,776         5,181         1,595
                                       =======       =======       =======

Total Co-investment Property
Net Operating Income
----------------------------
 Same Communities. . . . . . . . .     $26,783        25,238         1,545
 New Communities . . . . . . . . .       3,283         1,845         1,438
 Development and/or Lease-up
  Communities. . . . . . . . . . .       7,511         1,437         6,074
 Acquisition
  Communities. . . . . . . . . . .       1,162           --          1,162
 Communities Contributed to
  Ventures/Sold. . . . . . . . . .       1,376           682           694
                                       -------       -------       -------
    Total. . . . . . . . . . . . .     $40,115        29,202        10,913
                                       =======       =======       =======
Company's share of co-invest-
 ment property EBITDA. . . . . . .     $11,044         7,784         3,260
                                       =======       =======       =======

     For the nine months ended September 30, 1999, net income attributable to common shares was $19,908 or $1.18 per share ($1.17 per share - diluted) on total revenues of $96,984. For the nine months ended September 30, 1998, net income attributable to common shares was $16,095, or $.97 per share ($.96 per share - diluted) on total revenues of $86,126.

     On a "same community" basis, weighted average occupancy of the apartment homes owned wholly by the Company decreased slightly to 93.1% for the nine months ended September 30, 1999 from 94.0% in the prior year. Weighted average collected rental rates increased by 2.7% to $730 from $711 per unit per month for the nine months ended September 30, 1999 and 1998, respectively. Including Co-Investment Communities, weighted average occupancy of the Company's apartment homes decreased to 93.4% for the nine months ended September 30, 1999 from 94.2% in the prior year, and weighted average collected rental rates increased by 2.9% to $763 from $741 per unit per month for the nine months ended September 30, 1999 and 1998, respectively.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 TO NINE MONTHS ENDED SEPTEMBER 30, 1998.

     Income before minority interest increased to $29,534 for the nine months ended September 30, 1999 from $22,251 for the nine months ended September 30, 1998. This increase was primarily attributable to a $10,858 increase in total revenues, reduced by a $1,271 increase in property operating expenses, a $1,769 increase in interest expense and a $464 increase in depreciation. Net income for the nine months ended
September 30, 1999 and 1998 was $25,359 and $19,080, respectively. Total property revenues increased by $7,674, or 9.7%. This increase in property revenues was primarily from the 1,102 apartment homes acquired during 1988.

In addition, leasing commenced on 456 apartment homes developed by the Company during 1998. Furthermore, moderate increases in rental rates were achieved while managing and maintaining just below 95% average occupancy at the communities. Other property revenues include increases in revenues from garages and carport ($185) telephone and cable systems ($150) and other fees ($1,608) charged to residents. On the same community basis total property revenues increased by $2,771, or 2.3 % and property operating income increased by $1,457, or 3.4%.

     Interest and share of income from Service Companies increased 24.5% to $2,270 from $1,823 as a result of additional advances to the Service Companies to fund the acquisition cost of non-residential land and the cost of computer hardware and software.

     Income from partnerships increased to $2,845 from $1,508, or 88.7%. This increase was a result of the contribution of a 260-unit apartment community into a co-investment partnership in 1998 and, in 1999, the acquisition through two new co-investment partnerships, of two stabilized communities containing a total of 600 units. In addition, seven new co-investment partnerships have invested in seven development communities, which have a total of 2,936 apartment homes that began rental operations in late 1998 and 1999. On the same community basis, the Company's share of total property revenue increased by $3,263 or 2.9% and share of property net operating income increased by $3,936 or 57.2%.

     Other income increased to $3,724 from $2,582, or 44.2% as a result of fees charged to newly formed co-investment partnerships that own properties under development and $529 share of net proceeds from the sale of a GP Property. This increase also includes a $209 increase in development fees.

     Other interest income increased by $258. This increase was from additional employee notes for purchase of the Company's shares, from increased short-term advances to co-investment partnerships, and from gap loans to two co-investment partnerships that are anticipated to be repaid by year end.

     Property operating expenses increased by $1,271, or 3.9%. This increase is principally due to the increase in the number of apartment homes through acquisition or development. On the same community basis, property operating expenses increased by $176 or .6 %.

     Interest expense, net of the amounts capitalized, increased to $16,762 from $14,993 or 11.8%, primarily due to increased indebtedness incurred in conjunction with properties under development and investments in joint ventures.

     General and administrative expenses increased to $3,219 for the nine months ended September 30, 1999 from $2,803 for the nine months ended September 30, 1998. The increase is primarily attributable to increased compensation and compensation-related costs attributable to both additional employees and increased rates of compensation.


LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, the Company had $3,999 in cash and cash equivalents and $15,000 in availability under its $200,000 unsecured line of credit. As of November 12, 1999, following property sales and a $50,000 increase in the line of credit, availability under its $250,000 unsecured line of credit was $103,000.

     At September 30, 1999, twenty-two of the Company's wholly-owned stabilized Communities were unencumbered. There are no other fixed rate loans on wholly-owned Communities with maturity dates prior to July 2003.

     Net cash flows provided by operating activities for the nine months ended September 30, 1999 increased to $43,788 from $33,169 for the nine months ended September 30, 1998. The increase is primarily due to an increase in property net operating income and an increase in other revenue, reduced by increases in interest expense and general and administrative expense.

     Cash flows used in investing activities for the nine months ended September 30, 1999 decreased to $54,665 from $79,309 for the nine months ended September 30, 1998. The decrease consisted primarily of reduced expenditures for acquisition and development costs and less working capital advances to the Service Companies.

     Net cash flows used in financing activities for the nine months ended September 30, 1999 were $10,330, which reflect net proceeds of additional borrowings and dividend payments. In 1998, cash flows include net proceeds from preferred shares issued, net proceeds of borrowings and dividend payments.

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

     On October 27, 1999, the National Association of Real Estate Investment Trusts ("NAREIT") further clarified the definition of FFO. Effective January 1, 2000 FFO will include "non-recurring" items that have heretofore been excluded by some companies, namely: (a) gains and losses on derivative and hedging arrangements; (b) costs of abandoned transactions; (c) provisions for potential losses, other than those related to depreciable operating property; (d) merger integration and REIT conversion costs; (e) costs of unusual compensation or severance arrangements; and (f) debt restructuring costs (except those defined as extraordinary under GAAP). This clarification is consistent with the Company's accounting practices and will thus have no effect on the Company's FFO as reported since January 1, 1997, except that the $281 gain on sale of land reported in the second quarter of 1999 may have to be included in FFO in the Company's financial reporting subsequent to the effective date.

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

     FFO for the nine months ended September 30, 1999 and 1998 is summarized as follows:

                                                  SEPTEMBER 30,
                                            -----------------------
                                             1999             1998
                                           -------          -------
    Net income before minority
     interest                              $29,534           22,251
    Depreciation                            13,709           13,245
    Share of co-investment partner-
      ships' depreciation                    3,613            2,640
    Share of Service Company's
      goodwill amortization                    311              300
    Gain on sale of land                      (281)             --
                                           -------           ------
    FFO                                    $46,886           38,436
                                           =======           ======

    Weighted average shares and
      units including dilutive
      shares                                24,546           22,206
                                           =======           ======

     FFO shown above is net of startup losses at newly-constructed communities. At some communities, the initial lease-up was so rapid that there were no startup losses.

     In the typical situation, startup losses will be recorded between the time the first apartment building is delivered from construction until occupancy levels are adequate to recover all costs and expenses (including interest but excluding depreciation). FFO, as shown above for the nine months ended September 30, 1999 and 1998, is shown net of startup losses of $471 and $996, respectively. The startup losses for the nine months ended September 30, 1999 are attributable to the initial lease-up of AMLI at Wells Branch, AMLI at Oakhurst North, AMLI at Killian Creek and AMLI at Deerfield. Additional amounts will be recorded in future quarters of 1999 as initial lease-up is completed or continued at these and other communities which will enter the lease-up period during 1999.

     The Company expects to pay quarterly dividends from cash available for distribution. Until distributed, funds available for distribution will be invested in short-term investment-grade securities or used to temporarily reduce outstanding balances on the Company's revolving lines of credit.

     The Company intends to finance the majority of its future development activities by co-investing these developments with institutional partners. The Company expects to meet its short-term liquidity requirements by using its working capital and any portion of net cash flow from operations not distributed currently. The Company is of the opinion that its future net cash flows will be adequate to meet operating requirements in both the short and the long term and provide for payment of dividends by the Company in accordance with REIT requirements. In order to qualify as a REIT, the Company is required to make distributions to its shareholders equal to 95% of its REIT taxable income. The Company's 1999 estimated dividend payment level equals an annual rate of $1.81 per common share. The Company anticipates that all dividends paid in 1999 will be fully taxable.

     The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, repayment of loans for construction, development, and acquisition activities through the issuance of long-term secured and unsecured debt and additional equity securities of the Company (or OP Units). On July 20, 1995, the Company's shelf registration became effective. The registration statement provided for up to an aggregate of $200,000 of preferred shares, common shares and security warrants which the Company may issue from time to time. Through September 30, 1999, the Company has issued preferred and common shares for an aggregate issuance price of $128,467 leaving a balance of $71,533 in shares that the Company may issue in the future under the shelf registration statement.

COMPANY INDEBTEDNESS

     The Company's debt as of September 30, 1999 includes $169,177 (41.2% of the total) which is secured by first mortgages on 12 of the wholly-owned communities and is summarized as follows:

                              SUMMARY DEBT TABLE
                              ------------------

Type of                 Weighted Average            Outstanding    Percent
Indebtedness              Interest Rate               Balance      of Total
------------            ----------------            -----------    --------
Fixed Rate
Mortgages                     7.6%                    $169,177        41.2%

Tax-Exempt           Tax-Exempt Rate + 1.23%            50,250        12.3%
Bonds (1)            Tax-Exempt Rate + 1.15%

Lines of
Credit (2)                LIBOR + 0.90%                185,000        45.1%

Notes payable
to Service
Companies                    Various                     5,750         1.4%
                                                      --------       -----
     Total                                            $410,177       100.0%
                                                      ========       =====
--------------------

(1) The tax-exempt bonds bear interest at a variable tax-exempt rate that is adjusted weekly based on the re-marketing of these bonds (3.55% for AMLI at Spring Creek and 3.59% for AMLI at Poplar Creek at October 28, 1999). The AMLI at Spring Creek bonds mature on October 1, 2024 and the related credit enhancement expires on October 15, 2002. The AMLI at Poplar Creek bonds mature on February 1, 2024 and the related credit enhancement expires on December 18, 2002.

(2) Amounts borrowed under lines of credit are due in 2001 (extended until 2002 in October 1999). The interest rate on $75,000 has been fixed pursuant to interest rate swap contracts.


DEVELOPMENT ACTIVITIES

     At September 30, 1999, the Company has made capital contributions totalling $110,089 to its existing co-investment partnerships and anticipates funding substantially all of its remaining commitment of $35,849 during 1999 to complete the 5,138 apartment homes being developed by co-investment partnerships.

     Currently 200 apartment homes in a wholly-owned community is under development. The Company expects to incur $7,424 in 1999 to complete construction of this community.

     The Company owns land for the development of an additional 4,742 apartment homes in Ft. Worth, Houston, Austin and City of Lewisville, Texas; Noblesville, Indiana; Overland Park, Kansas and Peachtree City, Georgia. The Company has earnest money deposits of $1,731 for ten land parcels anticipated to be acquired in 1999 for development.


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

     At September 30, 1999, four communities were under rehab and have incurred costs as follows:

     AMLI:
     at Riverbend                            $2,734
     at Spring Creek                            611
     at North Dallas                          1,160
     at Valley Ranch                            491
                                             ------
                                             $4,996
                                             ======


INFLATION

     Virtually all apartment leases at the communities and co-investment communities are for six or twelve months' duration. This enables the Company to pass along inflationary increases in its operating expenses on a timely basis. Because the Company's property operating expenses (exclusive of depreciation and amortization) average approximately 38.8% of rental and other property revenue, increased inflation typically results in comparable increases in income before interest and general and administrative expenses, so long as rental market conditions allow increases in rental rates while maintaining stable occupancy.

     An increase in general price levels may immediately precede, or accompany, an increase in interest rates. The Company's exposure (including the Company's proportionate share of its co-investment partnerships' expense) to rising interest rates is mitigated by the existing debt level of approximately 44% of the Company's total market capitalization at September 30, 1999 (49% including the Company's share of co-investment partnerships' debt), the high percentage of intermediate term fixed rate debt (41% of total debt), and the use of interest rate swaps to effectively fix the interest rate on $20 million of floating rate debt through November 2002, $30 million through February 2003, $15 million through September 2004 and $10 million through October 2004 (18% of total debt). As a result, for the foreseeable future, increases in interest expense resulting from increasing inflation are anticipated to be less than future increases in income before interest and general and administrative expenses.

YEAR 2000 READINESS

     The Chairman of the Securities and Exchange Commission has asked all public companies to provide thorough, meaningful disclosure regarding their Year 2000 readiness. As is now widely understood, there is real potential for malfunction by computers and other equipment whose performance is dependent in part on microprocessors.

     The Company and the Service Companies have replaced all primary data processing systems within the last three years. The Company has completed testing of its data processing systems and believes that the new systems are Year 2000 compliant. Little remedial action was required.

     The Company has undertaken a review of other aspects of its operations that may be affected by the Year 2000 problem. External consultants were engaged by the Service Companies to assist testing efforts and consult regarding remedial action. Total costs for using outside consultants was less than $50. In the currently expected worst case scenarios, either a computer program or software could malfunction, or mechanical operations, such as elevators, electronic locking or entry systems and HVAC systems, could malfunction. AMLI believes that each of these problems can be temporarily corrected manually, and repaired permanently in a short period of time. The Company has contacted all its significant vendors, including banks and companies providing outsourcing services for payroll and benefits administration, to ensure that these vendors are satisfactorily addressing the problem. The Company continues to be of the opinion that there will be no direct material effect on its operating performance or results of operations from the Year 2000 problem. Although the Company intends to diligently continue preparations for Year 2000, it is not possible to quantify potential indirect effects resulting from the lack of readiness on the part of others with whom the Company conducts its business.

     Contingency plans have been prepared for use by all community locations and are being finalized for all departments at the Company's corporate offices. In general, these plans provide for ensuring that hard copy of all significant reports is made at the end of 1999; they describe the manual procedures that will have to be performed during any period of disruption of services or communication; and they provide for inventorying a larger than usual quantity of supplies including computer supplies and fax machines, in case replacements are required as a result of any Year 2000 casualty.


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



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Since December 31, 1998, there have been no significant changes in the Company's exposure to interest rate changes or other market risks.

                                                       OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Company's Wholly-Owned
Communities and Co-Investment Communities:
                                                                    1999                         1998
LOCATION/COMMUNITY               COMPANY'S   NUMBER      --------------------------   --------------------------
------------------              PERCENTAGE     OF         AT     AT     AT      AT     AT     AT     AT      AT
WHOLLY-OWNED COMMUNITIES         OWNERSHIP    UNITS     12/31   9/30   6/30    3/31  12/31   9/30   6/30    3/31
------------------------        ----------   -------    -----  -----  -----  ------  -----  ----- ------  ------
DALLAS/FT. WORTH, TEXAS
 AMLI:
   at AutumnChase. . . . . . . .                690              91%    91%     91%    92%    93%    90%     97%
   at Bent Tree. . . . . . . . .                300              92%    93%     93%    97%    91%    93%     93%
   at Bishop's Gate. . . . . . .                266              96%    93%     94%    91%    92%    97%    100%
   at Chase Oaks . . . . . . . .                250              93%    92%     92%    92%    93%    93%     98%
   at Gleneagles . . . . . . . .                590              95%    95%     94%    92%    93%    98%     97%
   on the Green. . . . . . . . .                424              95%    94%     93%    88%    93%    92%     96%
   at Nantucket. . . . . . . . .                312              95%    95%     94%    91%    93%    97%     98%
   of North Dallas . . . . . . .              1,032              91%    90%     92%    91%    93%    93%     96%
   on Rosemeade. . . . . . . . .                236              97%    95%     95%    94%    94%    95%     96%
   at Valley Ranch . . . . . . .                460              96%    96%     91%    90%    92%    97%     98%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
                                              4,560              93%    93%     93%    92%    93%    94%     97%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
AUSTIN, TEXAS
 AMLI:
   at the Arboretum. . . . . . .                231              91%    96%     97%    94%    97%    96%     97%
   in Great Hills. . . . . . . .                344              94%    97%     93%    89%    99%    97%     98%
   at Lantana Ridge. . . . . . .                354              97%    92%     92%    90%    92%    92%     94%
   at Martha's Vineyard. . . . .                360              96%    98%     96%    93%    96%    97%     96%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
                                              1,289              95%    96%     94%    91%    95%    96%     96%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
ATLANTA, GEORGIA
 AMLI:
  at Peachtree City. . . . . . .                312              93%    97%     94%    90%    96%    99%     N/A
  at Clairmont . . . . . . . . .                288              96%    95%     94%    96%    95%    96%     96%
                                                                                            lease  lease
  at Park Creek. . . . . . . . .                200              90%    95%     88%    97%    up     up      N/A
  at Sope Creek. . . . . . . . .                695              95%    92%     93%    94%    97%    95%     94%
  at Spring Creek. . . . . . . .              1,180              93%    91%     91%    92%    94%    93%     94%
  at Vinings . . . . . . . . . .                360              92%    96%     96%    92%    94%    96%     95%
  at West Paces. . . . . . . . .                337              94%    95%     94%    95%    97%    99%     98%
                                                                      lease   lease  lease
  at Killian Creek . . . . . . .                256              96%    up      up     up     N/A    N/A     N/A
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
                                              3,628              94%    93%     93%    93%    95%    95%     95%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----




                                                                    1999                         1998
                                 COMPANY'S   NUMBER      --------------------------   --------------------------
                                PERCENTAGE     OF         AT     AT     AT      AT     AT     AT     AT      AT
LOCATION/COMMUNITY               OWNERSHIP    UNITS     12/31   9/30   6/30    3/31  12/31   9/30   6/30    3/31
------------------              ----------   -------    -----  -----  -----  ------  -----  ----- ------  ------

EASTERN KANSAS
 AMLI:
   at Alvamar. . . . . . . . . .                152              99%    95%     93%    90%    94%    94%     95%
   at Centennial Park. . . . . .                170              92%    94%     89%    89%    N/A    N/A     N/A
   at Crown Colony . . . . . . .                220              87%    92%     91%    88%    91%    89%     96%
   at Lexington Farms. . . . . .                404              89%    94%     91%    85%    N/A    N/A     N/A
   at Regents Center . . . . . .                424              94%    97%     97%    95%    93%    95%     90%
   at Sherwood . . . . . . . . .                300              93%    92%     91%    93%    89%    93%     92%
   at Town Center. . . . . . . .                156              88%    92%     96%    91%    96%    94%     93%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
                                              1,826              92%    94%     93%    90%    92%    93%     93%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----

INDIANAPOLIS, INDIANA
 AMLI:
   at Conner Farms . . . . . . .                300              94%    95%     96%    89%    93%    86%     90%
   at Eagle Creek. . . . . . . .                240              91%    91%     94%    87%    N/A    N/A     N/A
   at Riverbend. . . . . . . . .                996              79%    91%     87%    88%    92%    93%     96%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
                                              1,536              84%    92%     90%    88%    92%    92%     95%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----

CHICAGO, ILLINOIS
 AMLI:
   at Park Sheridan. . . . . . .                253              96%    96%     93%    93%    98%    97%    100%
   at Poplar Creek . . . . . . .                196              93%    96%     90%    93%    94%    95%     98%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
                                                449              94%    96%     92%    93%    96%    96%     99%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
                                             13,288            92.2%  93.3%   92.4%  91.4%  93.6%  94.2%   95.1%
                                             ======     =====  =====  =====   =====  =====  =====  =====   =====

CO-INVESTMENT COMMUNITIES:
--------------------------
ATLANTA, GA
 AMLI:
   at Barrett Lakes. . . . . . .    35%         446              95%    94%     94%    88%    93%    93%     96%
   at Pleasant Hill. . . . . . .    40%         502              95%    93%     90%    91%    94%    95%     93%
   at River Park . . . . . . . .    40%         222              95%    95%     93%    91%    96%    95%     98%
   at Towne Creek. . . . . . . .     1%         150              96%    96%     86%    83%    89%    92%     95%
   at Willeo Creek . . . . . . .    30%         242              96%    99%     91%    86%    96%    94%     98%
   at Windward Park. . . . . . .    45%         328              95%    N/A     N/A    N/A    N/A    N/A     N/A
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
                                              1,890              95%    95%     91%    89%    94%    94%     96%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----




                                                                    1999                         1998
                                 COMPANY'S   NUMBER      --------------------------   --------------------------
                                PERCENTAGE     OF         AT     AT     AT      AT     AT     AT     AT      AT
LOCATION/COMMUNITY               OWNERSHIP    UNITS     12/31   9/30   6/30    3/31  12/31   9/30   6/30    3/31
------------------              ----------   -------    -----  -----  -----  ------  -----  ----- ------  ------

CHICAGO, IL
 AMLI:
   at Chevy Chase. . . . . . . .    33%         592              96%    97%     96%    95%    97%    98%     97%
   at Danada Farms . . . . . . .    10%         600              93%    94%     96%    94%    94%    96%     98%
                                                                                                           lease
   at Fox Valley . . . . . . . .    25%         272              88%    92%     94%    86%    89%    87%     up
   at Prairie Court. . . . . . .    N/A         N/A              N/A    97%     95%    94%    96%    93%     96%
   at Willowbrook. . . . . . . .    40%         488              91%    96%     95%    96%    95%    98%     98%
   at Windbrooke . . . . . . . .    15%         236              98%    97%     99%    98%    99%    95%    100%
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----
                                              2,188              93%    96%     96%    94%    95%    95%     98%
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----

EASTERN KANSAS
 AMLI:
   at Regents Crest. . . . . . .    25%         368              92%    93%     93%    96%    96%    94%     92%
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----

DALLAS, TX
 AMLI:                                                                                      lease  lease   lease
   at Fossil Creek . . . . . . .    25%         384              95%    96%     91%    90%    up     up      up
   on Timberglen . . . . . . . .    40%         260              97%    95%     92%    92%    N/A    N/A     N/A
   at Verandah . . . . . . . . .    35%         538              95%    93%     95%    94%    93%    96%     97%
                                                                                     lease  lease  lease   lease
   on the Parkway. . . . . . . .    25%         240              89%    92%     95%    up     up     up      up
   at Prestonwood Hills. . . . .    45%         272              93%    N/A     N/A    N/A    N/A    N/A     N/A
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----
                                              1,694              94%    94%     94%    92%    93%    96%     97%
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----

AUSTIN, TX
 AMLI:
   at Park Place . . . . . . . .    25%         588              95%    96%     96%    92%    95%    95%     95%
                                                                              lease
   at Wells Branch . . . . . . .    25%         576              93%    89%     up     N/A    N/A    N/A     N/A
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----
                                              1,164              94%    92%     96%    92%    95%    95%     95%
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----




                                                                    1999                         1998
                                 COMPANY'S   NUMBER      --------------------------   --------------------------
                                PERCENTAGE     OF         AT     AT     AT      AT     AT     AT     AT      AT
LOCATION/COMMUNITY               OWNERSHIP    UNITS     12/31   9/30   6/30    3/31  12/31   9/30   6/30    3/31
------------------              ----------   -------    -----  -----  -----  ------  -----  ----- ------  ------

HOUSTON, TX
 AMLI:
   at Champions Centre . . . . .    15%         192              93%    92%     92%    93%    95%    97%     98%
   at Champions Park . . . . . .    15%         246              91%    95%     85%    91%    98%    95%     95%
   at Greenwood Forest . . . . .    15%         316              92%    96%     93%    92%    98%    96%     97%
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----
                                                754              92%    94%     90%    92%    97%    96%     97%
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----

Total Co-Investment
  Communities. . . . . . . . . .              8,058            93.8%  94.4%   93.6%  92.1%  94.8%  94.8%   96.4%
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----

TOTAL. . . . . . . . . . . . . .             21,346            92.8%  93.7%   92.8%  91.6%  94.1%  94.4%   95.9%
                                            =======     =====  =====  =====   =====  =====  =====  =====   =====




PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed during the quarter ended September 30, 1999. The Exhibits filed as part of this report are listed below.

EXHIBIT NO.        DOCUMENT DESCRIPTION

  10. $250,000 (expandible to $300,000) Credit Agreement dated as of October 12, 1999 among AMLI Residential Properties, L.P., the banks listed herein, Wachovia Bank, N.A., as Administrative Agent and Bank One, N.A., as Syndication Agent and PNC Bank, National Association, as Documentation Agent and Harris Trust and Savings Bank, as Senior Managing Agent and Commerzbank AG, New York Branch, as Managing Agent and Wachovia Securities, Inc. and Banc One Capital Markets, Inc., as Co-Lead Arrangers and Joint Book Managers.

  27.              Financial Data Schedule

  99. Financial and Operating Data furnished to Shareholders and Analysts

                                  SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AMLI RESIDENTIAL PROPERTIES TRUST



Date:  November 11, 1999       By:   /s/ CHARLES C. KRAFT
                                     -----------------------------------
                                     Charles C. Kraft
                                     Principal Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Date:  November 11, 1999       By:   /s/ GREGORY T. MUTZ
                                     -----------------------------------
                                     Gregory T. Mutz
                                     Chairman of the Board of Trustees




Date:  November 11, 1999       By:   /s/ ALLAN J. SWEET
                                     -----------------------------------
                                     Allan J. Sweet
                                     President and Trustee




Date:  November 11, 1999       By:   /s/ ROBERT J. CHAPMAN
                                     -----------------------------------
                                     Robert J. Chapman
                                     Principal Financial Officer




Date:  November 11, 1999       By:   /s/ CHARLES C. KRAFT
                                     -----------------------------------
                                     Charles C. Kraft
                                     Principal Accounting Officer