Form 10-K405
period 1999-12-31
AMLI RESIDENTIAL PROPERTIES TRUST
filed 2000-03-17
CIK 914724

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549


                                  FORM 10-K


              Annual Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934


For the fiscal year ended
December 31, 1999                      Commission File Number 1-12784


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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $304,693,920 based on the closing price ($20.4375) on the New York Stock Exchange on February 29, 2000.

The number of the Registrant's Common Shares of Beneficial Interest, $.01 par value, outstanding as of December 31, 1999 was 16,996,138.


                     Documents Incorporated By Reference

Portions of the Proxy Statement for the annual shareholders' meeting to be held on May 1, 2000 are incorporated by reference into Part III.

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

Item 9.       Changes in and Disagreements
              with Accountants on Accounting and
              Financial Disclosure . . . . . . . . . . . . . . 101


PART III

Item 10.      Trustees and Executive Officers
              of the Registrant. . . . . . . . . . . . . . . . 101

Item 11.      Executive Compensation . . . . . . . . . . . . . 101

Item 12.      Security Ownership of Certain
              Beneficial Owners and Management . . . . . . . . 101

Item 13.      Certain Relationships and
              Related Transactions . . . . . . . . . . . . . . 101


PART IV

Item 14.      Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K. . . . . . . . . . . . . 102


SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . . 106

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

     As of December 31, 1999, AMLI owned or had co-investment interests in 69 multifamily apartment communities (the "Communities") comprised of 25,749 apartment homes. Fifty-five of these Communities, totalling 21,451 apartment homes, were stabilized as of December 31, 1999. An additional twelve Communities and two additional phases to existing Communities were under development or in lease-up at that date. When completed, these development communities will total 4,298 apartment homes. In addition, the Company owns land for the future development of eight additional communities and four additional phases to existing communities totalling approximately 4,798 apartment homes. Of this total, the Company anticipates that 1,100 apartment homes will be developed over a long-term development plan.

     AMLI is the sole general partner of, and controls a majority of the limited partnership interests in, Amli Residential Properties, L.P., a Delaware limited partnership (the "Operating Partnership") through which it owns its interests in the Communities. As of December 31, 1999, the Company owned 85% of the outstanding partnership interests ("OP Units") in the Operating Partnership. OP Units are convertible into common shares on a one-for-one basis. The Company conducts all its business through the Operating Partnership and its subsidiaries and affiliates.

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

     INSTITUTIONAL CO-INVESTMENTS. AMLI actively acquires and develops multifamily communities in co-investment joint ventures with institutional investment partners such as insurance companies, endowments, foundations, and public and private pension funds. The Company believes that co-investment partnerships create an opportunity to leverage the Company's acquisition, development and management expertise and generate higher returns on its invested equity capital. Since its Initial Offering, and through December 31, 1999, AMLI has formed 36 such co-investment joint ventures with thirteen investors, eleven of which are institutional investors, representing total anticipated acquisition and development costs of approximately $950 million, of which $107.2 million are the estimated completion costs of communities under construction at twelve locations at December 31, 1999. The Company's invested capital in these 35 joint ventures totals approximately $147.6 million. Substantially all of AMLI remaining capital commitment which is not yet funded at December 31, 1999, will be funded during the year 2000. In connection with co-investment partnerships, the Company has established strategic alliances with Stichting Bedrijfspensioenfonds voor de Metaal en Technische Bedrijfstakken ("BPMT"), Prudential Insurance Company of America, Western and Southern Life Insurance Company, Allstate Insurance Company, Erie Insurance Group, The New York Common Retirement Fund, The Northwestern Mutual Life Insurance Company, Endowment Realty Investors, The Rockefeller Foundation, and investors represented by Nomura Securities and others. The Company formed ten new co-investment partnerships with seven of these institutional investors during 1999.

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

DEVELOPMENT

     At the time of the Initial Offering in 1994, the Company and its predecessors had not begun the development of a new multifamily community for five years. Since that time, the development pipeline has grown steadily and extensively. Approximately 78% of the 9,456 apartment homes developed or under development by the Company had been built with a co-investment partner and the other 22% had been developed or are under development solely for the Company.

     In conjunction with the acquisition of interests in seven apartment communities from Trammell Crow Residential Midwest ("TCR-Midwest"), AMLI and its Service Companies, AMLI Management Company and AMLI Residential Construction, Inc., acquired TCR-Midwest's development and management operations in Indianapolis and Kansas City in December 1997. Through 1997, most of the Company's development activities had been in Atlanta and Dallas. In 1998 and 1999, the Company developed more apartment homes in its three Midwest markets (Chicago, Indianapolis and Kansas City) than in either Atlanta or Dallas. In 2000, the Company anticipates developing apartment homes in its seven markets (Chicago, Indianapolis, Atlanta, Dallas, Austin, Houston and Kansas City).

     The tables below summarize as of December 31, 1999, information related to the Company development communities and the co-investment development communities.


                                            COMPANY DEVELOPMENT COMMUNITY
                                            -----------------------------


                                                                                                         AMOUNT
COMPANY                                                                PROJECTED       ANTICIPATED      EXPENDED
DEVELOPMENT                                   NO. OF     COMPLETION    COMPLETION      DEVELOPMENT      THROUGH
COMMUNITIES             LOCATION               UNITS     PERCENTAGE      DATE             COST          12/31/99
-----------             --------              ------     ----------    ----------      -----------      --------
                                                                                     (in thousands)  (in thousands)

AMLI:

 at Bent Tree II        Dallas, TX               200            74%     Jun. 2000          $ 13,900          10,151
                                               -----                                       --------        --------
                                                 200                                       $ 13,900          10,151
                                               =====                                       ========        ========



                                   CO-INVESTMENT DEVELOPMENT OR LEASE UP COMMUNITIES
                                   -------------------------------------------------
                                                                                            AMOUNT
CO-INVESTMENT   COMPANY                      NO.              PROJECTED    ANTICIPATED     EXPENDED    CO-INVEST-
DEVELOPMENT   PERCENTAGE                     OF   COMPLETION  COMPLETION   DEVELOPMENT      THROUGH      MENT
COMMUNITIES    OWNERSHIP  LOCATION          UNITS PERCENTAGE     DATE          COST        12/31/99     PARTNER
-----------   ----------  ----------------  ----- ----------  ----------   -----------    ----------   ----------
                                                                               (in           (in
                                                                            thousands)    thousands)
AMLI:

 at Oakhurst
   North          25%     Aurora, IL          464       99%     Substan-      $ 43,200        43,007   Prudential
                                                                 tially                                Insurance
                                                                complete                               Company of
                                                                                                       America
 at Regents
  Crest II        25%     Overland Park, KS   108       89%    Mar. 2000         7,800         7,027   ERI Regents
                                                                                                       Crest, Inc.
 at Lake
   Clearwater     25%     Indianapolis, IN    216       83%    Mar. 2000        16,700        14,149   The N.Y.
                                                                                                       Common
                                                                                                       Retirement
                                                                                                       Fund
 at St. Charles   25%     St. Charles, IL     400       86%    Jun. 2000        43,400        37,802   The N.Y.
                                                                                                       Common Re-
                                                                                                       tirement Fund
 Creekside        25%     Overland Park, KS   224       88%    Jun. 2000        16,200        12,229   ERI Creekside,
                                                                                                       Inc.
 at Wynnewood     25%     Overland Park, KS   232       70%    Jun. 2000        18,200        12,573   The N.Y.
  Farms                                                                                                Common Retire-
                                                                                                       ment Fund
 at Castle Creek  40%     Indianapolis, IN    276       84%    Jun. 2000        20,700        13,732   ERI Castle
                                                                                                       Creek, Inc.
 at Monterey Oaks 25%     Austin, TX          430       49%    Sep. 2000        30,400        17,607   The N.Y.
                                                                                                       Common Retire-
                                                                                                       ment Fund
 at Lost Mountain 75%     Paulding County,
                          GA                  164       21%    Dec. 2000        11,400         2,904   Individual
                                                                                                       investor
 at Park Bridge   25%     Atlanta, GA         352       21%    Mar. 2001        24,600         7,982   The N.Y.
                                                                                                       Common Retire-
                                                                                                       ment Fund
 at Summit Ridge  25%     Summit, MO          432       24%    Mar. 2001        29,300         7,198   Western and
                                                                                                       Southern Life
                                                                                                       Insurance
                                                                                                       Company




                                                                                            AMOUNT
CO-INVESTMENT   COMPANY                      NO.              PROJECTED    ANTICIPATED     EXPENDED    CO-INVEST-
DEVELOPMENT   PERCENTAGE                     OF   COMPLETION  COMPLETION   DEVELOPMENT      THROUGH      MENT
COMMUNITIES    OWNERSHIP  LOCATION          UNITS PERCENTAGE     DATE          COST        12/31/99     PARTNER
-----------   ----------  ----------------  ----- ----------  ----------   -----------    ----------   ----------

 at Mill Creek    25%     Gwinnett County,
                          GA                  400       21%    Sep. 2001        27,100         5,627   Northwestern
                                                                                                       Mutual Life

                                           ------                             --------      --------
                                            3,698                             $289,000       181,837
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

CO-INVESTMENT DEVELOPMENT

     During 1999, the Company formed ten new co-investment partnerships for the development of new communities at six locations and the acquisition of communities in four locations. Prudential Insurance Company of America, Western and Southern Life Insurance Company, The New York Common Retirement Fund, BPMT, Northwestern Mutual Life Insurance Company and two other investors are the venture partners that co-invested with AMLI in 1999. Eleven properties currently under construction in co-investment partnerships will contain 3,590 apartment homes and an additional phase to an existing 368-unit apartment community is under construction and will contain 108 apartment homes. The Company's ownership interests in these co-investment partnerships range from 25% to 75%. The costs of the co-investment development communities total $289 million of which AMLI has a remaining capital commitment of $27.4 million and the co-investors have a remaining capital commitment of $75.3 million. One community secures a $10.3 million first mortgage loan from an unaffiliated third party that is being funded as costs are incurred and another community's construction is being funded in part by a $19 million construction loan from the Company. This loan is expected to be refinanced early in 2000 with permanent first mortgage financing from a third-party lender.

ACQUISITIONS

     The table below summarizes the Company's acquisition activities during 1999.


                                                  1999 ACQUISITIONS
                                                  -----------------
AMLI RESIDENTIAL



Co-investment                           No. of      Acquisition       Acquisition                         Interest
Communities         Location            Units          Date              Cost              Loan             Rate
----------------    --------            ------      -----------       -----------       ----------       ----------

AMLI:

 at Spring Mill
   (1)              Indianapolis, IN       400          6/30/99          $ 29,475            --                --

 at Prestonwood
   Hills            Dallas, TX             272          8/12/99            17,650           11,649            7.17%

 at Windward
   Park             Atlanta, GA            328          8/26/99            27,485           18,183            7.27%

 at Oakbend         Lewisville, TX         426         10/26/99            25,250           18,834            7.81%
                                        ------                            -------           ------

Total Company
Communities                              1,426                            $99,860           48,666
                                        ======                            =======           ======


(1)  The Company paid $1.3 million for the general partnership interest in the partnership, which completed the TCR-Midwest acquisition.


FINANCING

     In October 1999, the Company increased its unsecured line of credit provided by a group of eight banks to $250 million from $200 million, expandible to $300 million. The company extended the maturity of the line of credit to October 2002 with two one-year renewal options. In addition, the interest rate, which is based in part on the credit rating assigned to unsecured borrowings, was increased to LIBOR plus 1.05% from LIBOR plus
 .90%. At December 31, 1999, the Company's remaining availability on its $250 million line of credit was $105 million. The line of credit agreement also provides for an annual fee of $0.5 million (20 basis points).

THE OPERATING PARTNERSHIP

     The Company carries on its business through the Operating Partnership and its affiliates, AMLI Management Company ("AMC"), AMLI Residential Construction, Inc. ("Amrescon") and AMLI Institutional Advisors, Inc. ("AIA") (collectively the "Service Companies"). The Company is the sole general partner of the Operating Partnership, through which it owns the Communities, interests in co-investment Communities and interests in the Service Companies. At December 31, 1999, the Company owned an 85% (16.2% represents preferred units) partnership interest in the Operating Partnership, 7.0% was held by Amli Realty Co. and its affiliates ("ARC") and 8.0% was held by certain other third-party investors. The Company's interest in the Operating Partnership entitles it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to the Company's percentage ownership (apart from tax allocations of profits and losses to take into account pre-contribution property appreciation). In connection with each offering of shares by the Company, the net proceeds from the issuance of any such shares are contributed to the Operating Partnership in exchange for a corresponding number of OP Units. The Company holds one OP Unit in the Operating Partnership for each common share and each preferred share that it has issued. The Operating Partnership, from time to time, has issued OP Units for the acquisition of apartment communities and land parcels for development. The OP Units are convertible into common shares on a one-for-one basis.

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

THE BUSINESS OF AMC

     AMC provides management and leasing services to each of the Communities presently owned by the Company. In addition, AMC provides such services to the co-investment Communities. AMC is expected to manage any additional multifamily communities acquired or developed by the Operating Partnership, as well as any additional co-investment communities acquired through investor relationships of AIA, subject to the consent of the co-investment partners. Management and leasing services are provided to the Communities and the co-investment Communities pursuant to the terms of a management contract which has an initial term of three years and which AMC has agreed not to terminate so long as the Operating Partnership is not in material breach of such contract. Residential property management and leasing services provided by AMC are performed at market rates. AMLI Corporate Homes ("ACH"), a division of AMC, leases apartment homes from the Communities and the co-investment Communities for short-term residents. Such ACH leases are at market rates.

THE BUSINESS OF AIA

     AIA renders investment advice to institutional capital sources, primarily pension plans, endowments, foundations and insurance companies and provides certain asset management services to co-investment partnerships. AIA intends to continue to develop its institutional investment advisory business and will continue to manage and administer existing advisory relationships with institutional investors. The Company actively pursues co-investments through relationships administered by AIA. In this way, the Company seeks to diversify the sources of capital for investments in properties. In addition to generating advisory fee income for AIA, these relationships have the potential to generate fee income for
(1) AMC in cases where AMC is engaged to manage the communities acquired by the co-investment ventures; (2) Amrescon, in cases where Amrescon is engaged as general contractor by co-investment development ventures; and
(3) the Operating Partnership.

THE BUSINESS OF AMRESCON

     Amrescon, a Delaware corporation, provides general contracting, construction management and landscaping services to the Company and its managed ventures. Amrescon is based in Atlanta, has regional offices in Chicago, Dallas, Indianapolis and Kansas City, and is engaged exclusively in the design, development, construction and landscaping of upscale multifamily properties on behalf of the Company. A division of Amrescon, Amli Landscape Co., performs all landscape installation and maintenance services for the Communities located in Atlanta, Kansas, Indianapolis and Dallas.

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

AMERICANS WITH DISABILITIES ACT

     The Communities and any newly acquired apartment communities must comply with Title III of the Americans with Disabilities Act (the "ADA") to the extent that such properties are public accommodations and/or commercial facilities as defined by the ADA. Compliance with the ADA requirements could require removal of structural barriers to handicapped access in certain public areas of the Communities where such removal is readily achievable. The ADA does not, however, consider residential properties, such as apartment communities, to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as the leasing office, are open to the public. The Company believes that its properties comply with all present requirements under the ADA and applicable state laws. Noncompliance could result in imposition of fines or an award of damages to private litigants. If required to make material additional changes, the Company's results of operations could be adversely affected.

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

PROPERTY OPERATIONS

     The Company seeks to increase cash flow at the Communities through rent increases while maintaining high occupancy rates and aggressive management of its operating expenses. As of December 31, 1999, the weighted average occupancy rate of the stabilized Communities was 92.6%, and the average monthly rental rate per apartment home was $788, or $.86 per square foot. The Company owns multifamily communities with service, lifestyle and physical amenities that residents value and that support higher rental rates. Typical services that are provided at the Communities, which are customary for similar upscale multifamily properties, include pet care or plant watering for out-of-town residents; on-site overnight delivery drop-off boxes; on-site pick-up of dry cleaning or other items; occasional social events for residents designed to provide a sense of community; frequent maintenance programs; and a policy of guaranteeing attention to any maintenance or repair request from a tenant within 48 hours.

     By establishing critical mass in each of its markets, the Company expects to achieve economies of scale in its operations, resulting in reduced operating and administrative expenses without reductions in service. In addition, the relatively low average age of the Communities contributes to reduced operating and maintenance expenses. At December 31, 1999, the average age of the stabilized Communities was approximately 7.5 years. The Company also believes that attention to landscaping and physical appearance contributes to reducing resident turnover and enhances the rental rates and occupancy levels of the Communities.

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

In addition, the Company owns 349 acres of land, on which it expects to develop approximately 4,798 apartment homes, including 3,698 units on 246 acres on which it expects to break ground and commence construction during 2000.

     The following table summarizes the Company's development activities for the period from the date of its Initial Offering in February 1994 through December 31, 1999:

                         AMLI DEVELOPMENT ACTIVITIES

                               No. of
                            Communities
                             Developed            No. of        Estimated
                              or Under           Apartment      Development
Year                       Development (1)        Homes         Budget (2)
----                       ---------------       ---------     ------------

1994 . . . . . . . . . .           2                 734       $ 37,600,000
1995 . . . . . . . . . .           5               1,280         75,900,000
1996 . . . . . . . . . .           6               1,672        113,600,000
1997 . . . . . . . . . .           6               2,336        166,300,000
1998 . . . . . . . . . .           8               2,086        167,700,000
1999 . . . . . . . . . .           4               1,348         93,000,000
                                 ---               -----       ------------
    Total. . . . . . . .          31               9,456       $654,100,000
                                 ===               =====       ============
--------------------

(1) Represents the number of communities or additional phases for which development was commenced during the applicable year. Of the thirty-one communities developed or under development, twenty-one are owned by co-investment partnerships.

(2) The Company's share of the total estimated development budget is expected to be approximately $242 million, of which $211 million has been expended through December 31, 1999. The Company intends to develop ten land parcels that are currently owned by the Company in partnership with one or more institutional investors.

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

     The following table summarizes the Company's acquisition activities for the period from the date of the Initial Offering through December 31, 1999:

                         AMLI ACQUISITION ACTIVITIES

                                  No. of           No. of        Total
                                Communities       Apartment    Acquisition
Year                            Acquired (1)       Homes         Costs (2)
----                            ------------     ----------    ------------

1994 . . . . . . . . . . .             8            2,184      $ 99,428,000
1995 . . . . . . . . . . .             3              794        51,763,000
1996 . . . . . . . . . . .             2            1,080        82,152,000
1997 . . . . . . . . . . .            10            3,230       222,050,000
1998 (3) . . . . . . . . .             5            1,362        93,860,000
1999 (4) . . . . . . . . .             4            1,426        99,860,000
                                     ---           ------      ------------
    Total. . . . . . . . .            32           10,076      $649,113,000
                                     ===           ======      ============
--------------------

(1) Of these acquisitions, sixteen Communities were acquired by the Company directly and sixteen through co-investment joint ventures. The Company's ownership interest in these co-investment joint ventures ranges from 10% to 45%.

(2)   The Company's share of the total acquisition costs was $301 million.

(3) Includes AMLI on Timberglen, a 260-unit property contributed by the Company to a 40% owned partnership in December 1998.

(4) Includes AMLI on Spring Mill, a 400-unit property, in which AMLI has a general partnership interest.


INSTITUTIONAL CO-INVESTMENTS

     AMLI differentiates itself from other multifamily REITs through its co-investment activities and its established relationships with a number of institutional partners. By co-investing, AMLI is able to (i) diversify access to equity capital; (ii) "leverage" its invested capital to promote the AMLI<registered trademark> brand identity and increase market share;
(iii) obtain the participation of sophisticated partners in its real estate decisions; and (iv) increase FFO on reduced capital exposure. In addition to the incremental fee income, AMLI receives its pro rata share of the real estate income generated by the on-going operation of each community owned through a co-investment joint venture. All of the co-investment Communities are managed by the Company and operated under the AMLI [registered trademark] brand name.

     While each co-investment is structured individually, in a typical venture the Company (i) acts as the general partner or managing member of the venture; (ii) handles the administration of the venture; (iii) manages the day-to-day operations of the community held by the venture;
(iv) oversees construction and development in the case of a venture with a property under development; and (v) recommends the sale or refinancing of the property. All of AMLI's equity investments are made on a pari passu basis with its co-investment partners and any disputes over major decisions would generally be resolved through the exercise of a buy-sell provision. As of December 31, 1999, the Company had established co-investment relationships with thirteen investors.

     Since the Initial Offering, the Company has entered into 36 co-investment ventures for the acquisition or development of multifamily apartment communities. The table below summarizes the co-investment activities of the Company since the Initial Offering:

                        AMLI CO-INVESTMENT ACTIVITIES

                           No. of                      No. of       Total
               No. of     Apartment     No. of       Apartment      No. of
            Communities     Homes     Communities      Homes       Apartment
Year          Acquired    Acquired    Developed(1)  Developed(2)    Homes
----        -----------   ---------   ------------  ------------   ---------

1994 . . . .       3       1,026(3)           1            502        1,528
1995 . . . .       3         794              1            446        1,240
1996 . . . .       2       1,080              3            878        1,958
1997 . . . .       3       1,506              1            800        2,306
1998 . . . .       1         260              8          2,576        2,836
1999 . . . .       4       1,426              6          2,178        3,604
                  --       -----             --          -----       ------
  Total. . .      16       6,092             20          7,380       13,472
                  ==       =====             ==          =====       ======

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

(3)   Includes a 588-unit Community that was sold in December 1999.


     The table below sets forth the total expected capital outlays for all 36 of these development and acquisition ventures, the Company's expected share of such capital requirements and the one-time and recurring annual fee income that the Company and the Service Companies have received from these 36 joint venture relationships through December 31, 1999:

                                 CO-INVESTMENT ACTIVITIES SINCE THE INITIAL OFFERING
                                                   (in thousands)


                                   1994        1995        1996        1997        1998        1999       Total
                                 --------    --------    --------    --------    --------    --------    --------
Total Expected Project
 Cost (1). . . . . . . . . . .   $ 71,191    $ 79,682    $146,819    $154,252    $203,179    $270,227    $925,350
AMLI Expected Equity
 Investment. . . . . . . . . .      7,641       7,548      25,165      15,046      47,328      46,877     149,605
Transaction fees: (2)
  Acquisition fees . . . . . .        270         219         184         193       --            149       1,015
  Development fees . . . . . .      --            206         819       1,451       2,526       2,693       7,695
  Construction fees. . . . . .         17         182         918       1,558       2,432       2,798       7,905
  Disposition fees . . . . . .      --          --             66       --          --            740         806
  Debt placement fees. . . . .      --          --          --             88          81          95         264
                                 --------    --------    --------    --------    --------    --------    --------
                                      287         607       1,987       3,290       5,039       6,475      17,685
                                 --------    --------    --------    --------    --------    --------    --------
Recurring fees and other
 interests: (3)
  Asset management fees. . . .        167         541         868       1,026       1,209       1,392       5,203
  Property management fees . .        120         408         954       1,694       2,454       3,438       9,068
  Cash flow preferences. . . .      --          --          --             59         195         381         635
                                 --------    --------    --------    --------    --------    --------    --------
                                      287         949       1,822       2,779       3,858       5,211      14,906
                                 --------    --------    --------    --------    --------    --------    --------
Value Added:
  Promoted interest from
    cash flow. . . . . . . . .      --          --          --             26          33          60         119
  Promoted interest from
    sale . . . . . . . . . . .      --          --          --          --          --            554         554
                                 --------    --------    --------    --------    --------    --------    --------
                                    --          --          --             26          33         614         673
                                 --------    --------    --------    --------    --------    --------    --------
       Total . . . . . . . . .   $    574       1,556       3,809       6,095       8,930      12,300      33,264
                                 ========    ========    ========    ========    ========    ========    ========






--------------------

(1)   Includes $383.8 million which has been or is expected to be debt financed.  Total expected costs are included in the year in which a development project begins or an acquisition closes.

(2)   The transaction fees are shown net of intercompany eliminations to the extent of the Company's percentage interest in its co-investment joint ventures.  The amounts shown represent the portion of the fees earned in the applicable year.  The transaction fees for 1999 represent amounts earned by the Company for the year ended
December 31, 1999.  Subsequent to December 31, 1999, additional fees of approximately $5,557 are anticipated to be earned by the Company and the Service Companies in connection with the completion of twelve development communities under construction on behalf of existing co-investment joint ventures.

(3)   Recurring fees are shown before intercompany eliminations.  The Company owns an average of 30% interest in the 35 co-investment partnerships at December 31, 1999.  The amounts shown represent the portion of the fees earned in the applicable year.  The recurring fees for 1999 represent amounts earned by the Company for the year ended December 31, 1999.  Recurring fees will increase as additional co-investment Communities under development are completed.


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


     Prior to 1994 all communities shown as wholly-owned were originally acquired as co-investments between ARC and the Original Investors in various Property Partnerships.  The table below sets forth ARC's and the Company's history of acquiring and developing apartment communities:

                                                    STABILIZED COMMUNITIES AT DECEMBER 31,
                              ------------------------------------------------------------------------------------
                                                                                                             1982-
                               1999     1998      1997      1996     1995      1994      1993      1992      1991
                             -------   ------    ------    ------   ------    ------    ------    ------   -------

WHOLLY-OWNED:
  Units at beginning
   of year . . . . . . . .    12,792   11,650     9,824     9,600    9,789     8,207     6,793     5,673     --
  Units acquired . . . . .      --      1,102     1,724       --     --        1,582     1,414     1,120     4,030
  Units sold/contributed
   to co-investment. . . .      (773)    (472)     (350)      --      (421)    --        --        --        --
  Units developed (1). . .       496      512       452       224      232     --        --        --        1,643
  Total wholly
    owned units
    at end of year . . . .    12,515   12,792    11,650     9,824    9,600     9,789     8,207     6,793     5,673

CO-INVESTMENTS:
  Units at beginning
    of year. . . . . . . .     6,767    5,851     3,677     2,245    1,451       425       425       425     --
  Units acquired/con-
    tributed to
    co-investment. . . . .     1,026      260     1,506     1,080      794     1,026     --        --          150
  Units sold . . . . . . .      (713)   --         --        (150)   --        --        --        --        --
  Units developed (1). . .     1,856      656       668       502    --        --        --        --          275
  Total co-investment
    units at end
    of year. . . . . . . .     8,936    6,767     5,851     3,677    2,245     1,451       425       425       425

          Total stabilized
            units. . . . .    21,451   19,559    17,501    13,501   11,845    11,240     8,632     7,218     6,098


   (1)  Units included on this line when community reaches stabilization.


ITEM 2.  COMMUNITIES

     STABILIZED COMMUNITIES

     The Communities include 55 stabilized multifamily apartment communities containing 21,451 apartment homes operated under the AMLI [registered trademark] brand name. "Stabilized" refers to a Community having achieved substantial (92-95%) occupancy at the conclusion of an initial lease-up period. Thirty-one of the stabilized Communities, containing an aggregate of 12,515 apartment homes, are directly owned by the Company (the "Wholly-Owned Communities") and twenty-four Communities, containing an aggregate of 8,936 apartment homes, are owned through co-investment joint ventures (the "Co-Investment Communities"). The stabilized Communities are located in the markets described in the table below:

                                               Wholly-Owned   Co-Investment
                                   Total        Communities     Communities
                              -------------    ------------    ------------
Location                      No.     Units     No.   Units     No.   Units
--------                     ----     -----    ----   -----    ----   -----

Dallas/Ft. Worth,
  Texas. . . . . . . . .       17     6,920      10   4,560       7   2,360
Atlanta, Georgia . . . .       15     6,318       8   3,628       7   2,690
Chicago, Illinois. . . .        6     2,384       1     196       5   2,188
Austin, Texas. . . . . .        5     1,865       4   1,289       1     576
Indianapolis, Indiana. .        3     1,536       3   1,536      --      --
Eastern Kansas . . . . .        6     1,674       5   1,306       1     368
Houston, Texas . . . . .        3       754      --    --         3     754
                              ---    ------     ---  ------     ---   -----
    Total. . . . . . . .       55    21,451      31  12,515      24   8,936
                              ===    ======     ===  ======     ===   =====

     As of December 31, 1999, the average age of the stabilized Communities was approximately 7.5 years, the average occupancy rate of the stabilized Communities was 92.6%, and the average monthly rental rate per apartment home was $788.

     DEVELOPMENT COMMUNITIES

     The development communities, including communities in lease-up, consist of fourteen multifamily apartment communities or new phases of existing communities which upon completion will contain 4,298 apartment homes. The development communities are under development in the markets described in the table below:

                                                 Company      Co-Investment
                                                Development    Development
                                   Total        Communities    Communities
                              -------------    ------------   -------------
Location                      No.     Units     No.   Units     No.   Units
--------                     ----     -----    ----   -----   -----   -----

Atlanta, Georgia . . . .        3       916      --      --       3     916
Dallas/Ft. Worth,
 Texas . . . . . . . . .        1       200       1     200      --      --
Chicago, Illinois. . . .        2       864      --      --       2     864
Austin, Texas. . . . . .        1       430      --      --       1     430
Indianapolis, Indiana. .        3       892      --      --       3     892
Kansas City. . . . . . .        4       996      --      --       4     996
                             ----     -----    ----    ----    ----   -----
    Total. . . . . . . .       14     4,298       1     200      13   4,098
                             ====     =====    ====    ====    ====   =====

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

     The table below summarizes certain information related to the Wholly-Owned Communities and the Co-Investment Communities.


                                                                                                1999        1999
                                                                                              AVERAGE     WEIGHTED
                                                                               AVERAGE       COLLECTED     AVERAGE
                                                     YEAR       NUMBER        UNIT SIZE         RENT      PHYSICAL
WHOLLY-OWNED COMMUNITIES         LOCATION          COMPLETED    OF UNITS    (SQUARE FEET)     PER UNIT    OCCUPANCY
------------------------         --------          ---------    --------    -------------     --------   ----------

DALLAS/FT. WORTH, TX
AMLI:
  at AutumnChase                 Carrollton       1987/96/99         690              867       $  739          92%
  at Bent Tree                   Dallas              1996            300              943          831          94%
  at Bishop's Gate               West Plano          1997            266            1,098        1,015          93%
  at Chase Oaks                  Plano               1986            250              775          686          94%
  at Gleneagles                  Dallas             1987/97          590              882          714          94%
  on the Green                   Ft. Worth          1990/93          424              846          694          94%
  at Nantucket                   Dallas              1986            312              712          571          96%
  of North Dallas                Dallas           1985/86 (1)      1,032              879          679          91%
  on Rosemeade                   Dallas              1987            236              870          685          94%
  at Valley Ranch                Irving            1985 (1)          460              848          717          95%
                                                                  ------           ------       ------        -----
                                                                   4,560              871          721          93%
                                                                  ------           ------       ------        -----

AUSTIN, TX
AMLI:
  at the Arboretum               Austin              1983            231              771          713          95%
  in Great Hills                 Austin              1985            344              750          716          95%
  at Lantana Ridge               Austin              1997            354              881          839          94%
  at Martha's Vineyard           Austin              1986            360              723          637          95%
                                                                  ------           ------       ------        -----
                                                                   1,289              782          727          94%
                                                                  ------           ------      -------        -----

ATLANTA, GA
AMLI:
  at Clairmont                   Atlanta             1988            288              796          798          96%
  at Killian Creek (1)           Snellville          1999            256            1,027          731          98%
  at Park Creek                  Gainesville         1998            200              976          747          91%
  at Peachtree City              Fayette County      1998            312              980          904          95%
  at Sope Creek                  Marietta         1982/83/95         695              910          708          94%
  at Spring Creek                Dunwoody          1985/86/
                                                   87/89 (1)       1,180              916          754          92%
  at Vinings                     Atlanta             1985            360            1,040          813          94%
  at West Paces                  Atlanta             1992            337            1,050          917          94%
                                                                  ------           ------       ------        -----
                                                                   3,628              947          781          94%
                                                                  ------           ------       ------        -----




                                                                                                            1999
                                                                                                1999      WEIGHTED
                                                                               AVERAGE         AVERAGE     AVERAGE
                                                     YEAR       NUMBER        UNIT SIZE         RENT      PHYSICAL
WHOLLY-OWNED COMMUNITIES         LOCATION          COMPLETED    OF UNITS    (SQUARE FEET)     PER UNIT    OCCUPANCY
------------------------         --------          ---------    --------    -------------     --------   ----------

KANSAS CITY
AMLI:
  at Alvamar                     Lawrence            1989            152              828          682          94%
  at Centennial Park             Overland Park       1997            170            1,205          969          90%
  at Lexington Farms             Overland Park       1998            404              972          798          90%
  at Regents Center              Overland Park    1991/95/97         424              940          749          95%
  at Town Center                 Overland Park       1997            156            1,134          958          91%
                                                                  ------           ------       ------        -----
                                                                   1,306              995          810          92%
                                                                  ------           ------       ------        -----

INDIANAPOLIS, IN
AMLI:
  at Conner Farms                Indianapolis        1993            300            1,091          815          94%
  at Riverbend                   Indianapolis     1983/85 (1)        996              824          603          86%
  at Eagle Creek                 Indianapolis        1998            240              973          757          92%
                                                                  ------           ------       ------        -----
                                                                   1,536              899          668          88%
                                                                  ------           ------       ------        -----

CHICAGO, IL
AMLI:
  at Poplar Creek                Schaumburg          1985            196              906          980          95%
                                                                  ------           ------       ------        -----

  TOTAL WHOLLY-OWNED
    COMMUNITIES AT
    DECEMBER 31, 1999                                             12,515              901       $  746        92.8%
                                                                  ======           ======       ======        =====


   (1)  These Communities are currently under renovation.


                                                                                                            1999
                                                                                                1999      WEIGHTED
                      COMPANY'S                                                  AVERAGE       AVERAGE     AVERAGE
CO-INVESTMENT         PERCENTAGE                        YEAR      NUMBER        UNIT SIZE       RENT      PHYSICAL
COMMUNITIES           OWNERSHIP      LOCATION         COMPLETED   OF UNITS    (SQUARE FEET)   PER UNIT    OCCUPANCY
----------------      ----------     --------         ---------   --------    -------------   --------   ----------
ATLANTA, GA
AMLI:
 at Barrett Lakes       35%          Cobb County        1997           446            1,037     $  863          94%
 at Pleasant Hill       40%          Gwinnett County    1996           502            1,000        803          94%
 at River Park          40%          Norcross           1997           222            1,021        898          95%
 at Towne Creek          1%          Gainesville        1989           150              811        634          92%
 at Willeo Creek        30%          Rosewell           1989           242            1,229        847          94%
 at Northwinds (1)      35%          Alpharetta         1999           800            1,023        880          92%
 at Windward Park       45%          Alpharetta         1999           328            1,082        910          93%
                                                                    ------           ------       ----        -----
                                                                     2,690            1,035        851          93%
                                                                    ------           ------       ----        -----

CHICAGO, IL

AMLI:
 at Chevy Chase         33%          Buffalo Grove      1988           592              812      1,017          96%
 at Danada Farms        10%          Wheaton           1989/91         600              869        955          95%
 at Fox Valley          25%          Aurora             1998           272              990        978          90%
 at Willowbrook         40%          Willowbrook        1987           488              857        984          94%
 at Windbrooke          15%          Buffalo Grove      1987           236              903      1,021          98%
                                                                    ------           ------       ----        -----
                                                                     2,188              870        988          95%
                                                                    ------           ------       ----        -----
KANSAS CITY

AMLI:
 at Regents Crest       25%          Overland Park      1997           368              942        766          94%
                                                                    ------           ------       ----        -----

AUSTIN, TX

AMLI:
 at Wells Branch (1)    25%          Austin             1999           576              963        809          94%
                                                                    ------           ------       ----        -----





                                                                                                            1999
                                                                                                1999      WEIGHTED
                      COMPANY'S                                                  AVERAGE       AVERAGE     AVERAGE
CO-INVESTMENT         PERCENTAGE                        YEAR      NUMBER        UNIT SIZE       RENT      PHYSICAL
COMMUNITIES           OWNERSHIP      LOCATION         COMPLETED   OF UNITS    (SQUARE FEET)   PER UNIT    OCCUPANCY
----------------      ----------     --------         ---------   --------    -------------   --------   ----------

DALLAS, TX

AMLI:
 at Deerfield (1)       25%          Plano              1999           240              996        836          90%
 at Fossil Creek        25%          Ft. Worth          1998           384            1,001        813          94%
 at Oak Bend            40%          Lewisville         1997           426              898        772          94%
 on the Parkway         25%          Dallas             1999           240              940        873          93%
 at Prestonwood
   Hills                45%          Dallas             1997           272              903        824          93%
 at Timberglen          40%          Dallas             1985           260              774        622          94%
 at Verandah            35%          Arlington         1986/91         538              733        670          95%
                                                                    ------           ------       ----        -----
                                                                     2,360              878        762          94%
                                                                    ------           ------       ----        -----

HOUSTON, TX

AMLI:
 at Champions Centre    15%          Houston            1994           192              857        747          92%
 at Champions Park      15%          Houston            1991           246              902        732          92%
 at Greenwood Forest    15%          Houston            1995           316              984        775          93%
                                                                    ------           ------       ----        -----
                                                                       754              925        754          92%
                                                                    ------           ------       ----        -----
    TOTAL CO-INVESTMENT COMMUNITIES
      AT DECEMBER 31, 1999                                           8,936              935       $847        93.6%
                                                                    ======           ======       ====        =====
    TOTAL                                                           21,451              915       $788        93.2%
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







                                                      OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Company's Wholly-Owned
Communities and Co-Investment Communities:
                                                                   1999                        1998
LOCATION/COMMUNITY              COMPANY'S   NUMBER      --------------------------  --------------------------
------------------             PERCENTAGE     OF         AT     AT     AT      AT     AT     AT     AT     AT
WHOLLY-OWNED COMMUNITIES        OWNERSHIP    UNITS     12/31   9/30   6/30    3/31  12/31   9/30   6/30   3/31
------------------------       ----------   -------    -----  -----  -----  ------  -----  ----- ------ ------
DALLAS/FT. WORTH, TEXAS
 AMLI:
   at AutumnChase. . . . . . .                 690       92%    91%    91%     91%    92%    93%    90%    97%
   at Bent Tree. . . . . . . .                 300       92%    92%    93%     93%    97%    91%    93%    93%
   at Bishop's Gate. . . . . .                 266       93%    96%    93%     94%    91%    92%    97%   100%
   at Chase Oaks . . . . . . .                 250       97%    93%    92%     92%    92%    93%    93%    98%
   at Gleneagles . . . . . . .                 590       94%    95%    95%     94%    92%    93%    98%    97%
   on the Green. . . . . . . .                 424       94%    95%    94%     93%    88%    93%    92%    96%
   at Nantucket. . . . . . . .                 312       97%    95%    95%     94%    91%    93%    97%    98%
   of North Dallas . . . . . .               1,032       90%    91%    90%     92%    91%    93%    93%    96%
   on Rosemeade. . . . . . . .                 236       95%    97%    95%     95%    94%    94%    95%    96%
   at Valley Ranch . . . . . .                 460       95%    96%    96%     91%    90%    92%    97%    98%
                                            ------     -----  -----  -----   -----  -----  -----  -----  -----
                                             4,560       93%    93%    93%     93%    92%    93%    94%    97%
                                            ------     -----  -----  -----   -----  -----  -----  -----  -----
AUSTIN, TEXAS
 AMLI:
   at the Arboretum. . . . . .                 231       96%    91%    96%     97%    94%    97%    96%    97%
   in Great Hills. . . . . . .                 344       97%    94%    97%     93%    89%    99%    97%    98%
   at Lantana Ridge. . . . . .                 354       94%    97%    92%     92%    90%    92%    92%    94%
   at Martha's Vineyard. . . .                 360       96%    96%    98%     96%    93%    96%    97%    96%
                                            ------     -----  -----  -----   -----  -----  -----  -----  -----
                                             1,289       96%    95%    96%     94%    91%    95%    96%    96%
                                            ------     -----  -----  -----   -----  -----  -----  -----  -----
ATLANTA, GEORGIA
 AMLI:
  at Clairmont . . . . . . . .                 288       96%    96%    95%     94%    96%    95%    96%    96%
                                                                     lease   lease  lease
  at Killian Creek . . . . . .                 256       98%    96%    up      up     up     N/A    N/A    N/A
                                                                                           lease  lease
  at Park Creek. . . . . . . .                 200       88%    90%    95%     88%    97%    up     up     N/A
  at Peachtree City. . . . . .                 312       94%    93%    97%     94%    90%    96%    99%    N/A
  at Sope Creek. . . . . . . .                 695       96%    95%    92%     93%    94%    97%    95%    94%
  at Spring Creek. . . . . . .               1,180       92%    93%    91%     91%    92%    94%    93%    94%
  at Vinings . . . . . . . . .                 360       94%    92%    96%     96%    92%    94%    96%    95%
  at West Paces. . . . . . . .                 337       91%    94%    95%     94%    95%    97%    99%    98%
                                            ------     -----  -----  -----   -----  -----  -----  -----  -----
                                             3,628       94%    94%    93%     93%    93%    95%    95%    95%
                                            ------     -----  -----  -----   -----  -----  -----  -----  -----




                                                                   1999                        1998
                                COMPANY'S   NUMBER      --------------------------  --------------------------
                               PERCENTAGE     OF         AT     AT     AT      AT     AT     AT     AT     AT
LOCATION/COMMUNITY              OWNERSHIP    UNITS     12/31   9/30   6/30    3/31  12/31   9/30   6/30   3/31
------------------             ----------   -------    -----  -----  -----  ------  -----  ----- ------ ------

KANSAS CITY
 AMLI:
   at Alvamar. . . . . . . . .                 152       86%    99%    95%     93%    90%    94%    94%    95%
   at Centennial Park. . . . .                 170       85%    92%    94%     89%    89%    N/A    N/A    N/A
   at Crown Colony . . . . . .                 N/A       N/A    87%    92%     91%    88%    91%    89%    96%
   at Lexington Farms. . . . .                 404       84%    89%    94%     91%    85%    N/A    N/A    N/A
   at Regents Center . . . . .                 424       89%    94%    97%     97%    95%    93%    95%    90%
   at Sherwood . . . . . . . .                 N/A       N/A    93%    92%     91%    93%    89%    93%    92%
   at Town Center. . . . . . .                 156       83%    88%    92%     96%    91%    96%    94%    93%
                                            ------     -----  -----  -----   -----  -----  -----  -----  -----
                                             1,306       86%    92%    94%     93%    90%    92%    93%    93%
                                            ------     -----  -----  -----   -----  -----  -----  -----  -----
INDIANAPOLIS, INDIANA
 AMLI:
   at Conner Farms . . . . . .                 300       95%    94%    95%     96%    89%    93%    86%    90%
   at Eagle Creek. . . . . . .                 240       91%    91%    91%     94%    87%    N/A    N/A    N/A
   at Riverbend. . . . . . . .                 996       77%    79%    91%     87%    88%    92%    93%    96%
                                            ------     -----  -----  -----   -----  -----  -----  -----  -----
                                             1,536       83%    84%    92%     90%    88%    92%    92%    95%
                                            ------     -----  -----  -----   -----  -----  -----  -----  -----
CHICAGO, ILLINOIS
 AMLI:
   at Park Sheridan. . . . . .                 N/A       N/A    96%    96%     93%    93%    98%    97%   100%
   at Poplar Creek . . . . . .                 196       92%    93%    96%     90%    93%    94%    95%    98%
                                            ------     -----  -----  -----   -----  -----  -----  -----  -----
                                               196       92%    94%    96%     92%    93%    96%    96%    99%
                                            ------     -----  -----  -----   -----  -----  -----  -----  -----
                                            12,515     91.5%  92.2%  93.3%   92.4%  91.4%  93.6%  94.2%  95.1%
                                            ======     =====  =====  =====   =====  =====  =====  =====  =====

CO-INVESTMENT COMMUNITIES:
--------------------------
ATLANTA, GA
 AMLI:
   at Barrett Lakes. . . . . .     35%         446       95%    95%    94%     94%    88%    93%    93%    96%
                                                              lease  lease   lease  lease  lease  lease  lease
   at Northwinds . . . . . . .     35%         800       93%    up     up      up     up     up     up     up
   at Pleasant Hill. . . . . .     40%         502       98%    95%    93%     90%    91%    94%    95%    93%
   at River Park . . . . . . .     40%         222       96%    95%    95%     93%    91%    96%    95%    98%
   at Towne Creek. . . . . . .      1%         150       95%    96%    96%     86%    83%    89%    92%    95%
   at Willeo Creek . . . . . .     30%         242       93%    96%    99%     91%    86%    96%    94%    98%
   at Windward Park. . . . . .     45%         328       95%    95%    N/A     N/A    N/A    N/A    N/A    N/A
                                            ------     -----  -----  -----   -----  -----  -----  -----  -----
                                             2,690       95%    95%    95%     91%    89%    94%    94%    96%
                                            ------     -----  -----  -----   -----  -----  -----  -----  -----




                                                                   1999                        1998
                                COMPANY'S   NUMBER      --------------------------  --------------------------
                               PERCENTAGE     OF         AT     AT     AT      AT     AT     AT     AT     AT
LOCATION/COMMUNITY              OWNERSHIP    UNITS     12/31   9/30   6/30    3/31  12/31   9/30   6/30   3/31
------------------             ----------   -------    -----  -----  -----  ------  -----  ----- ------ ------

CHICAGO, IL
 AMLI:
   at Chevy Chase. . . . . . .     33%         592       92%    96%    97%     96%    95%    97%    98%    97%
   at Danada Farms . . . . . .     10%         600       96%    93%    94%     96%    94%    94%    96%    98%
                                                                                                         lease
   at Fox Valley . . . . . . .     25%         272       91%    88%    92%     94%    86%    89%    87%    up
   at Prairie Court. . . . . .     N/A         N/A       N/A    N/A    97%     95%    94%    96%    93%    96%
   at Willowbrook. . . . . . .     40%         488       90%    91%    96%     95%    96%    95%    98%    98%
   at Windbrooke . . . . . . .     15%         236       99%    98%    97%     99%    98%    99%    95%   100%
                                           -------     -----  -----  -----   -----  -----  -----  -----  -----
                                             2,188       93%    93%    96%     96%    94%    95%    95%    98%
                                           -------     -----  -----  -----   -----  -----  -----  -----  -----
KANSAS CITY
 AMLI:
   at Regents Crest. . . . . .     25%         368       87%    92%    93%     93%    96%    96%    94%    92%
                                           -------     -----  -----  -----   -----  -----  -----  -----  -----
DALLAS, TX
 AMLI:                                                        lease  lease   lease
   at Deerfield. . . . . . . .     25%         240       98%    up     up      up     N/A    N/A    N/A    N/A
                                                                                           lease  lease  lease
   at Fossil Creek . . . . . .     25%         384       95%    95%    96%     91%    90%    up     up     up
   at Oak Bend . . . . . . . .     40%         426       93%    N/A    N/A     N/A    N/A    N/A    N/A    N/A
                                                                                    lease  lease  lease  lease
   on the Parkway. . . . . . .     25%         240       93%    89%    92%     95%    up     up     up     up
   at Prestonwood Hills. . . .     45%         272       92%    93%    N/A     N/A    N/A    N/A    N/A    N/A
   on Timberglen . . . . . . .     40%         260       94%    97%    95%     92%    92%    N/A    N/A    N/A
   at Verandah . . . . . . . .     35%         538       97%    95%    93%     95%    94%    93%    96%    97%
                                           -------     -----  -----  -----   -----  -----  -----  -----  -----
                                             2,360       95%    94%    94%     94%    92%    93%    96%    97%
                                           -------     -----  -----  -----   -----  -----  -----  -----  -----
AUSTIN, TX
 AMLI:
   at Park Place . . . . . . .     N/A         N/A       N/A    95%    96%     96%    92%    95%    95%    95%
                                                                             lease
   at Wells Branch . . . . . .     25%         576       92%    93%    89%     up     N/A    N/A    N/A    N/A
                                           -------     -----  -----  -----   -----  -----  -----  -----  -----
                                               576       92%    94%    92%     96%    92%    95%    95%    95%
                                           -------     -----  -----  -----   -----  -----  -----  -----  -----




                                                                   1999                        1998
                                COMPANY'S   NUMBER      --------------------------  --------------------------
                               PERCENTAGE     OF         AT     AT     AT      AT     AT     AT     AT     AT
LOCATION/COMMUNITY              OWNERSHIP    UNITS     12/31   9/30   6/30    3/31  12/31   9/30   6/30   3/31
------------------             ----------   -------    -----  -----  -----  ------  -----  ----- ------ ------

HOUSTON, TX
 AMLI:
   at Champions Centre . . . .     15%         192       93%    93%    92%     92%    93%    95%    97%    98%
   at Champions Park . . . . .     15%         246       94%    91%    95%     85%    91%    98%    95%    95%
   at Greenwood Forest . . . .     15%         316       95%    92%    96%     93%    92%    98%    96%    97%
                                           -------     -----  -----  -----   -----  -----  -----  -----  -----
                                               754       94%    92%    94%     90%    92%    97%    96%    97%
                                           -------     -----  -----  -----   -----  -----  -----  -----  -----

Total Co-Investment
  Communities. . . . . . . . .               8,936     93.8%  93.8%  94.4%   93.6%  92.1%  94.8%  94.8%  96.4%
                                           -------     -----  -----  -----   -----  -----  -----  -----  -----

TOTAL. . . . . . . . . . . . .              21,451     92.4%  92.8%  93.7%   92.8%  91.6%  94.1%  94.4%  95.9%
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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 1999.


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

                                                           1999                              1998
                                               -----------------------------     -----------------------------
                                                                   DIVIDENDS                         DIVIDENDS
                                                                   PER SHARE                         PER SHARE
                                               HIGH        LOW        (1)        HIGH        LOW        (1)
                                              ------      -----    ---------    ------      -----    ---------

  First Quarter  . . . . . . . . . . . .      $22.69     $19.06        $0.45    $24.38     $22.00        $0.44
  Second Quarter . . . . . . . . . . . .       22.88      20.06         0.45     23.94      19.31         0.44
  Third Quarter. . . . . . . . . . . . .       22.00      20.75         0.46     23.13      19.56         0.44
  Fourth Quarter . . . . . . . . . . . .       21.88      19.44         0.46     23.25      18.44         0.45


    (1)  The Company paid dividends with respect to these quarters in the quarter immediately following the quarter for which they are paid.




     Dividends are declared and paid in the second month following the end of the calendar quarter in which the related cash flow from operations is generated. On February 29, 2000, the last reported sale price of the common shares on the NYSE was $20.4375 per share. On the same date, the Company had 17,032,346 common shares outstanding held by 350 shareholders of record.

     The Company's current dividend payment level equals an annual rate of $1.84 per common share. The Company anticipates that it will continue to make regular quarterly dividend payments. In 1999, the Company distributed approximately 90% of its taxable income and will designate a portion of its dividends being paid during 2000 as a throw back dividend to 1999. Accordingly, no provision has been made for Federal income taxes for the Company. Dividends paid in 1999 were fully taxable (54% as capital gain and 46% as ordinary income). The Company estimates that dividends to be paid in 2000 will also be fully taxable.

     Future distributions by the Company will be at the discretion of the Board of Trustees and will depend on the actual cash available for distribution and funds from operations of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as the Board of Trustees deems relevant. The annual dividend payments for calendar year 1999 (including the capital gain dividend) and the throw back dividend from calendar year 2000 necessary for the company to maintain its status as a REIT are approximately $2.07 per share.

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

                                                                HISTORICAL
                                                   (in thousands, except per share data)
                                -----------------------------------------------------------------------
                                   1999           1998           1997            1996           1995
                               -----------    -----------     ----------     -----------    -----------
OPERATING DATA:
Revenues . . . . . . . . . .      $129,108        117,353         90,073          78,271         73,877
Income before minority
  interest and extra-
  ordinary item. . . . . . .        61,071         34,697         28,926          19,949         17,006
Net income . . . . . . . . .        51,738         29,700         24,352          15,250         13,719

Net income per common
  share - basic. . . . . . .          2.63           1.49           1.43            1.11           1.18
Net income per common
  share - diluted. . . . . .          2.46           1.49           1.43            1.11           1.18

BALANCE SHEET DATA:
Residential real estate,
 before accumulated
 depreciation. . . . . . . .       729,325        739,764        653,947         495,519        442,865
Total assets . . . . . . . .       804,618        785,592        679,978         504,357        433,227
Total debt . . . . . . . . .       369,541        367,370        333,250         202,013        215,255
Minority interest. . . . . .        57,813         54,574         51,463          44,871         39,077
Shareholders' equity . . . .       357,041        342,854        270,439         242,022        166,163

OTHER DATA:
Funds from operations
  (A). . . . . . . . . . . .        63,579         53,232         42,172          32,593         26,724
Cash dividends paid per
  common share . . . . . . .          1.81           1.76           1.73            1.72           1.71
Net cash flow from
  operating activities . . .        54,905         47,175         39,129          31,934         28,334
Net cash flow for
  investing activities . . .       (14,416)      (121,935)      (170,900)        (66,864)        (2,551)
Net cash flow from (for)
  financing activities . . .       (42,717)        73,630        127,156          42,942        (26,964)





     (A) The Company believes that funds from operations ("FFO") is useful as a measure of the performance of an equity REIT. FFO is defined as net income (computed in accordance with generally accepted accounting principles ("GAAP")), excluding extraordinary gains (losses) from debt restructurings and gains (losses) from sales of depreciable operating properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships, joint ventures, and other affiliates. Adjustments for unconsolidated partnerships, joint ventures and other affiliates are calculated to reflect FFO on the same basis. FFO does not represent cash flows from operations, as defined by GAAP; is not indicative that cash flows are adequate to fund all cash needs; and is not to be considered an alternative to net income or any other GAAP measure as a measurement of the results of the Company's operations or the Company's cash flows or liquidity as defined by GAAP. In accordance with additional guidance issued by NAREIT in October 1999, the Company's FFO for 1996 and 1995 were restated to include items of FFO previously excluded.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except share data and rental rates per unit)

     The following discussion is based primarily on the consolidated financial statements of AMLI Residential Properties Trust (the "Company") as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998 and 1997. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

     The Company commenced operations upon completion of its Initial Public Offering in February 1994. On January 30, 1996, the Company issued 1,200,000 Series A convertible preferred shares for $20 per share, or $24,000, directly to four institutional investors and Amli Realty Co. ("ARC") in a registered offering. Through December 31, 1999, 350,000 Series A convertible preferred shares have been converted into common shares. In November 1996, the Company completed a public offering of 2,976,900 common shares. In July 1997, the Company closed on the public offering of 1,694,700 common shares. In February 1998, the Company placed 3,125,000 Series B convertible preferred shares for $24 per share. The net proceeds of the issuance of the preferred shares and the public offerings were used to reduce the Company's debt and fund development costs.

     As of December 31, 1999, the Company owned an 85% general partnership interest in AMLI Residential Properties, L.P. (the "Operating Partnership"), which holds the assets of the Company. The limited partners hold Operating Partnership units ("OP Units") that are convertible into common shares of the Company on a one-for-one basis, subject to certain limitations. At December 31, 1999, the Company owned 20,971,138 OP Units and the limited partners owned 3,567,516 OP Units.

     At December 31, 1999, the Company owned, or owned interests in, 21,451 apartment homes and an additional 4,298 apartment homes under development or in lease-up.

RESULTS OF OPERATIONS

     During the period from January 1, 1998 through December 31, 1999, growth from property revenues and property operating expenses resulted from increases at communities owned as of January 1, 1998, from communities acquired and from the communities constructed since January 1, 1998, net of sales.

     Since January 1, 1998, the Company has acquired a total of 1,102 units at four stabilized communities (AMLI at Clairmont, AMLI at Centennial Park, AMLI at Lexington Farms and AMLI at Eagle Creek) and developed and begun rental operations on 456 apartment homes at two new communities (AMLI at Park Creek and AMLI at Killian Creek). During the same period, the Company has sold a total of 985 units at four communities (AMLI at Reflections, AMLI at Park Sheridan, AMLI at Crown Colony and AMLI at Sherwood).
Property operations for wholly-owned communities for the twelve months ended December 31, 1999 and 1998 are summarized as follows:

                                                              Increase
                                        1999       1998      (Decrease)
                                      --------   --------    ----------
Total Property Revenues
-----------------------
Same Communities . . . . . . . . . .  $ 89,697     87,904        1,793
New Communities. . . . . . . . . . .     7,393      4,951        2,442
Development and/or Lease-up
 Communities . . . . . . . . . . . .     1,705        340        1,365
Acquisition Communities. . . . . . .    10,540      3,815        6,725
Communities Contributed
 to Ventures/Sold. . . . . . . . . .     5,619     10,819       (5,200)
                                      --------   --------     --------
    Total. . . . . . . . . . . . . .  $114,954    107,829        7,125
                                      ========   ========     ========

                                                              Increase
                                        1999       1998      (Decrease)
                                      --------   --------    ----------
Total Property Operating Expenses
---------------------------------
Same Communities . . . . . . . . . .  $ 35,327     35,062          265
New Communities. . . . . . . . . . .     2,217      1,662          555
Development and/or Lease-up
 Communities . . . . . . . . . . . .       809        244          565
Acquisition Communities. . . . . . .     3,676      1,291        2,385
Communities Contributed
 to Ventures/Sold. . . . . . . . . .     2,318      5,334       (3,016)
                                      --------   --------     --------
    Total. . . . . . . . . . . . . .  $ 44,347     43,593          754
                                      ========   ========     ========
Total Property Net Operating Income
-----------------------------------
Same Communities . . . . . . . . . .  $ 54,370     52,842        1,528
New Communities. . . . . . . . . . .     5,176      3,289        1,887
Development and/or Lease-up
 Communities . . . . . . . . . . . .       896         96          800
Acquisition Communities. . . . . . .     6,864      2,524        4,340
Communities Contributed
 to Ventures/Sold. . . . . . . . . .     3,301      5,485       (2,184)
                                      --------   --------     --------
    Total. . . . . . . . . . . . . .  $ 70,607     64,236        6,371
                                      ========   ========     ========

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

     In December 1998, the Company contributed AMLI on Timberglen, a 260-unit property, to a 40% owned partnership. In August 1999, the Company invested in two 45% owned co-investment partnerships which acquired two stabilized communities: AMLI at Prestonwood Hills, a 272-unit community, and AMLI at Windward Park, a 328-unit community. In October 1999, the Company invested in another 40% owned co-investment partnership which acquired one stabilized community, AMLI at Oak Bend, a 426-unit community. In addition, the Company, through joint ventures with institutional investors, completed the development or has under development and begun rental operations of nine new communities and one additional phase to an existing stabilized community, that contain a total of 2,976 apartment homes (AMLI at Wells Branch, AMLI at Oakhurst North, AMLI on the Parkway, AMLI at Deerfield, AMLI at St. Charles, AMLI at Lake Clearwater, AMLI at Castle Creek, AMLI at Regents Crest II, AMLI Creekside and AMLI at Wynnewood Farms). Property operations for co-investment communities for the twelve months ended December 31, 1999 and 1998 are summarized as follows:
                                                              Increase
                                        1999       1998      (Decrease)
                                      --------   --------    ----------
Total Co-investment Property Revenues
-------------------------------------
Same Communities . . . . . . . . . .  $ 53,170     51,159        2,011
New Communities. . . . . . . . . . .     6,919      5,362        1,557
Development and/or Lease-up
 Communities . . . . . . . . . . . .    19,409      5,472       13,937
Acquisition Communities. . . . . . .     5,335      --           5,335
Communities Contributed
 to Ventures/Sold. . . . . . . . . .     7,250      6,018        1,232
                                      --------   --------     --------
    Total. . . . . . . . . . . . . .  $ 92,083     68,011       24,072
                                      ========   ========     ========

                                                              Increase
                                        1999       1998      (Decrease)
                                      --------   --------    ----------

Company's share of co-invest-
 ment total revenues . . . . . . . .  $ 24,910     17,987        6,923
                                      ========   ========     ========


Total Co-investment
Property Operating Expenses
---------------------------
Same Communities . . . . . . . . . .  $ 19,269     19,442         (173)
New Communities. . . . . . . . . . .     2,581      2,700         (119)
Development and/or Lease-up
 Communities . . . . . . . . . . . .     8,349      2,352        5,997
Acquisition Communities. . . . . . .     2,187      --           2,187
Communities Contributed
 to Ventures/Sold. . . . . . . . . .     3,358      2,834          524
                                      --------   --------     --------
    Total. . . . . . . . . . . . . .  $ 35,744     27,328        8,416
                                      ========   ========     ========
Company's share of co-invest-
 ment total expenses . . . . . . . .  $  9,375      7,068        2,307
                                      ========   ========     ========


Total Co-investment Property
Net Operating Income
----------------------------
Same Communities . . . . . . . . . .  $ 33,901     31,717        2,184
New Communities. . . . . . . . . . .     4,338      2,662        1,676
Development and/or Lease-up
 Communities . . . . . . . . . . . .    11,060      3,120        7,940
Acquisition Communities. . . . . . .     3,148      --           3,148
Communities Contributed
 to Ventures/Sold. . . . . . . . . .     3,892      3,184          708
                                      --------   --------     --------
    Total. . . . . . . . . . . . . .  $ 56,339     40,683       15,656
                                      ========   ========     ========
Company's share of co-invest-
 ment total net operating
 income and cash flow in excess
 of ownership interest . . . . . . .  $ 15,976     11,147        4,829
                                      ========   ========     ========

     For the year ended December 31, 1999, net income attributable to common shares was $44,457 (including a $19,495 non-recurring gain on sales of three residential properties and a $1,663 share of gain on sale of a residential property owned by a co-investment partnership in which the Company owned a 25% interest), or $2.63 per share, on total revenues of $129,108. For the year ended December 31, 1998, net income attributable to common shares was $24,825 (including a $3,621 non-recurring gain on sale of a residential property), or $1.49 per share, on total revenues of $117,353.

     On a "same community" basis, weighted average occupancy of the wholly-owned apartment homes decreased slightly to 92.8% for the year ended December 31, 1999 from 93.7% in the prior year. Weighted average collected rental rates increased by 2.7% to $733 from $714 per unit per month for the years ended December 31, 1999 and 1998, respectively. Including co-investment communities, weighted average occupancy of the apartment homes decreased to 93.3% for the year ended December 31, 1999 from 94.0% in the prior year, and weighted average collected rental rates increased by 2.8% to $774 from $752 per unit per month for the years ended December 31, 1999 and 1998, respectively.

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998

     Income before minority interest increased to $61,071 for the year ended December 31, 1999 from $34,697 for the year ended December 31, 1998. This increase was primarily attributable to a $19,495 gain on sale of three rental properties, a $1,663 share of gain on sale of rental property by a co-investment partnership, and an $11,755 increase in total revenues, reduced by a $755 increase in property operating expenses, a $1,938 increase in interest expense and a $231 increase in depreciation. Net income for the years ended December 31, 1999 and 1998 was $51,738 and $29,700, respectively.

     Total property revenues increased by $7,125, or 6.6%. This increase in property revenues was primarily from the 1,102 apartment homes acquired during 1998. In addition, leasing commenced on 456 apartment homes developed by the Company during the period from January 1, 1998 through December 31, 1999. Furthermore, moderate increases in rental rates were achieved while managing and maintaining just below 95% average occupancy at the stabilized communities. Other property revenues include increases in revenues from telephone and cable systems ($79) and other fees ($663) charged to residents. On a same community basis, total property revenues increased by $1,794, or 2.0%.

     Interest and share of income from Service Companies increased 10.9% to $3,062 from $2,760 as a result of increased interest income, increased construction fees earned from co-investment partnerships and a $171 gain on sale of land.

     Income from partnerships increased to $4,283 from $2,169, or 97.5%. This increase was a result of the acquisition of 1,286 apartment homes in 1998 and 1999 through five new co-investment partnerships. In addition, nine new co-investment partnerships have invested in nine development communities and a second phase to an existing stabilized community, which have a total of 2,976 apartment homes that began rental operations in 1998 and 1999, and of which 1,056 units were stabilized in 1999.

     Other income increased to $5,126 from $3,323, or 54.3%, as a result of development fees charged to newly formed co-investment partnerships that own properties under development, $554 share of net proceeds from the sale of a property in which the Company owned a 1% interest and $740 disposition fee for the sale of two co-investment properties. This increase in other income includes a $166 increase in development fees and a $163 increase in financing, acquisition and other fees.

     Other interest income increased by $411. This increase was from additional employee notes for purchase of the Company's shares, from increased short-term advances to co-investment partnerships, and gap loans to three co-investment partnerships that totaled $49,158 of which $30,204 was repaid in November and December 1999.

     Property operating expenses increased by $755, or 1.7%. This increase is principally due to the increase in the number of apartment homes through acquisition or development. On a same community basis, property operating expenses increased by $265, or 0.8%. The increase in operating expenses is largely due to a $727 increase in real estate taxes, an $854 increase in personnel costs and a $175 increase in landscaping. This increase was offset in part by a $629 reduction of utilities expense resulting from the implementation of billings to residents and the installation of water and energy conservation equipment.

     Interest expense, net of the amounts capitalized, increased to $22,201 from $20,263, or 9.6%, primarily due to increased indebtedness incurred in conjunction with developments and investments in joint ventures.

     General and administrative expenses increased to $4,042 for the year ended December 31, 1999 from $3,993, or 1.2%, for the year ended
December 31, 1998. The increase is primarily attributable to increased compensation offset in part by a $64 reduction in dead deal costs and a $40 reduction in insurance expenses.

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997

     Income before minority interest increased to $34,697 for the year ended December 31, 1998 from $28,926 for the year ended December 31, 1997. This increase was primarily attributable to a $27,280 increase in total revenues, reduced by an $8,650 increase in property operating expenses, an $8,268 increase in interest expense and a $4,743 increase in depreciation. Net income for the years ended December 31, 1998 and 1997 was $29,700 and $24,352, respectively.

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

     Property operating expenses increased by $8,650, or 24.8%. This increase is principally due to the increase in the number of apartment homes through acquisition or development. On a same community basis, property operating expenses increased by $1,143, or 3.7%. The increase in operating expenses is largely due to a $435 increase in real estate taxes, a $508 increase in personnel costs and a $307 increase in repairs and maintenance. This increase was offset in part by a $245 reduction of utilities expense resulting from the implementation of billings to residents and the installation of water and energy conservation equipment.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, the Company had $2,318 in cash and cash equivalents and $105,000 in availability under its $250,000 unsecured line of credit. Borrowings under the line of credit bear interest at a rate of LIBOR plus 1.05%.

     During 1999, twelve of the Company's wholly-owned stabilized communities are unencumbered. There are no fixed rate loans on wholly-owned communities with maturity dates prior to July 2003.

     Net cash flows provided by operating activities for the year ended December 31, 1999 increased to $54,305 from $47,175 for the year ended December 31, 1998. The increase is primarily due to an increase in property net operating income and an increase in other revenues.

     Cash flows used in investing activities for the year ended
December 31, 1999 decreased to $14,416 from $121,935 for the year ended December 31, 1998. The decrease consisted primarily of fewer acquisitions, less development costs, increased proceeds from sale of residential properties, increased distributions from partnerships reduced by investments in partnerships and increased capital expenditures.

     Net cash flows used in financing activities for the year ended December 31, 1999 were $42,717. In 1999, cash flows include borrowings of $265,234, repayments of borrowings of $263,064, and distributions and dividends paid to shareholders of $37,906.

     In 1999, the Company and its affiliates commenced information technology initiatives including improving infrastructure, business processes, disaster recovery and software. In 1999, the Company and its affiliates incurred and expensed $285 in third-party consulting fees for these undertakings and anticipates future such expenditures in 2000 in excess of $1,000, of which an anticipated $600 will be charged to expense in 2000. These expenses are included in share of loss from Service Companies.

     The share prices of most REITs are generally depressed relative to share price levels of one or two years ago. Although the Company's share value held up better than many of its peers in 1998, it has declined in 1999. The Company does not anticipate raising any significant public equity capital in the near term and expects to fund its construction and development activities by raising additional equity from its co-investment partners and by selectively selling properties, in addition to operating cash flows in excess of dividends and additional borrowings on the Company's $250,000 unsecured line of credit. The Company's unsecured line of credit is expandible to $300,000.

     During 1999, the Company formed ten co-investment partnerships having capital requirements totalling $180,882, of which AMLI's co-investment partners will contribute a total of $144,233. At December 31, 1999, AMLI's co-investment partners have contributed $68,961, and the balance of $75,272 is anticipated to be contributed in 2000. In addition, during 1999, the Company sold five communities, including two in co-investment partnerships, for $89,000, which generated net proceeds to the Company of $48,860.

     Funds from operations ("FFO") is defined as net income (computed in accordance with GAAP), excluding extraordinary gains (losses) from debt restructurings and gains (losses) from sales of depreciable operating properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships, joint ventures and other affiliates. Adjustments for unconsolidated partnerships, joint ventures and other affiliates are calculated to reflect FFO on the same basis. FFO does not represent cash flows from operations, as defined by GAAP; is not indicative that cash flows are adequate to fund all cash needs; and is not to be considered an alternative to net income or any other GAAP measure as a measurement of the results of the Company's operations or the Company's cash flows or liquidity as defined by GAAP. In accordance with additional guidance issued by NAREIT in October 1999, the Company's FFO for 1996 and 1995 were restated to include items previously excluded.

     FFO is widely accepted in measuring the performance of equity REITs. An understanding of the Company's FFO will enhance the reader's comprehension of the Company's results of operations and cash flows as presented in the financial statements and data included elsewhere herein.

     FFO for the years ended December 31, 1999 and 1998 is summarized as follows:

                                               1999         1998
                                             -------      -------
        Net income before minority
          interest and
          extraordinary item                 $61,071       34,697
        Depreciation                          18,194       17,963
        Share of co-investment
          partnerships' depreciation           5,057        3,793
        Share of Service Company's
          goodwill amortization                  415          400
        Gains on sales of residential
          properties                         (21,158)      (3,621)
                                             -------      -------
            FFO                              $63,579       53,232
                                             =======      =======
            Weighted average
              diluted shares
              and units                       24,551       22,760
                                             =======      =======

     The Company expects to pay quarterly dividends from funds available for distribution. Until distributed, funds available for distribution will be invested in short-term investment grade securities or used to temporarily reduce outstanding balances on the Company's revolving lines of credit.

     FFO as shown above is net of startup losses at newly-constructed communities. At some communities, the initial lease-up was rapid enough that there were no startup losses.

     In the typical situation, startup losses will be recorded between the time the first apartment building is delivered from construction until occupancy levels are adequate to recover all costs and expenses (including interest but excluding depreciation). FFO, as shown above for 1999 and 1998, is shown net of startup losses of $682 and $1,387, respectively. The startup losses for 1999 are attributable to the initial lease-up of AMLI at Bent Tree II, AMLI at Killian Creek, AMLI at Oakhurst North, AMLI at Wells Branch, AMLI at Deerfield, AMLI at Lake Clearwater, AMLI at Castle Creek, AMLI Creekside, AMLI at Regents Crest II, AMLI at Wynnewood Farms and AMLI at St. Charles. The startup losses for 1998 are attributable to the initial lease-up of AMLI at AutumnChase III, AMLI at Killian Creek, AMLI at Park Creek, AMLI at Wells Branch, AMLI at Oakhurst North, AMLI on the Parkway, AMLI at Fox Valley, AMLI at Fossil Creek and AMLI at Northwinds. Additional amounts will be recorded in 2000 as initial lease-up is completed at these and other communities which will enter the lease-up period during 2000.

     The Company expects to meet its short-term liquidity requirements by using its working capital and any portion of net cash flow from operations not distributed currently. The Company is of the opinion that its future net cash flows will be adequate to meet operating requirements in both the short and the long term and provide for payment of dividends by the Company in accordance with REIT requirements. In 1999, the Company elected to distribute its entire 1999 net capital gain of $20,320. Further, in order to qualify as a REIT, the Company is required to distribute 95% of its REIT taxable income (excluding any net capital gain). The company's 1999 REIT taxable income (excluding net capital gain) was $23,274 which would require the Company to pay dividends of approximately $22,110 in addition to the capital gain dividend. For the year ended December 31, 1999, the Company paid dividends to its shareholders of $37,905 of which approximately 46% represents ordinary taxable income and 54% is capital gain. Pursuant to
Section 858 of the Internal Revenue Code, the Company is designating an additional $5,689 of year 2000 dividends as throw back dividends for 1999 in order to meet the distribution requirements.

     The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities and repayment of loans for construction, development, and acquisition activities through the issuance of long-term secured and unsecured debt and additional equity securities of the Company (or OP Units). On July 20, 1995, the Company's shelf registration became effective. The registration covers up to an aggregate of $200,000 of preferred shares, common shares and warrants to purchase, which the Company may issue from time to time. Through December 31, 1999, the Company has issued common and preferred shares that total approximately $128,467, leaving a balance of $71,533 that the Company may issue in the future.


COMPANY INDEBTEDNESS

     The Company's debt as of December 31, 1999 includes $168,541 (45.6% of the total) which is secured by first mortgages on 12 of the wholly-owned communities and is summarized as follows:

                             SUMMARY DEBT TABLE
                             ------------------

Type of                 Weighted Average           Outstanding     Percent
Indebtedness              Interest Rate              Balance      of Total
------------            ----------------           -----------    --------

Fixed Rate
Mortgages                     7.6%                    $168,541       45.6%

Tax-Exempt           Tax-Exempt Rate + 1.23%            40,750       11.0%
Bonds (1)            Tax-Exempt Rate + 1.15%             9,500        2.6%

Type of                 Weighted Average           Outstanding     Percent
Indebtedness              Interest Rate              Balance      of Total
------------            ----------------           -----------    --------

Lines of
Credit (2)               LIBOR + 1.05%                 145,000       39.2%

Notes payable
to Service
Companies                    Various                     5,750        1.6%
                                                      --------      ------
     Total                                            $369,541      100.0%
                                                      ========      ======
--------------------

(1) The tax-exempt bonds bear interest at a variable tax-exempt rate that is adjusted weekly based on the re-marketing of these bonds (3.95% for AMLI at Spring Creek and AMLI at Poplar Creek at February 23, 2000). The AMLI at Spring Creek bonds mature on October 1, 2024 and the related credit enhancement expires on October 15, 2002. The AMLI at Poplar Creek bonds mature on February 1, 2024 and the related credit enhancement expires on December 18, 2002.

(2) Amounts borrowed under lines of credit are due in 2002. The interest rate on $75,000 has been fixed pursuant to interest rate swap contracts.


DEVELOPMENT ACTIVITIES

     At December 31, 1999, the Company had made capital contributions totalling $110,884 to its existing co-investment partnerships and anticipates funding substantially all of its remaining commitment of $27,425 during 2000 to complete the 3,698 apartment homes being developed by co-investment partnerships.

     The Company expects to incur $3,749 in 2000 to complete the 200 apartment homes in the wholly-owned community under development.

     The Company owns land for the development of an additional 4,798 apartment homes in Ft. Worth, Austin and Houston, Texas; Indianapolis, Indiana; Atlanta, Georgia; and Kansas City, Kansas. The Company has earnest money deposits of $1,837 for nine land parcels anticipated to be acquired in 2000 for future development.

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

     During 1999 and 1998, a total of $6,335 and $6,378, respectively, was spent on building repairs and maintenance (including contract services) and $2,473 and $2,298, respectively, was spent on landscaping and grounds maintenance as follows:

                                                   1999           1998
                                                  ------         ------
   BUILDING REPAIRS AND MAINTENANCE
       Painting (exterior and interior)           $1,482          1,691
       Carpet and vinyl                              855            810
       Carpentry                                     108             87
       Heating and air-conditioning                  182            183
       Plumbing                                      338            250
       Appliances                                    140            155
       Electrical                                    161            185
       Parking lots/resurfacing                      218            138
       Other repairs and maintenance               1,065          1,090

   CONTRACT SERVICES
       Property monitoring services                  417            496
       Rubbish collection services                   593            601
       Cleaning services                             441            395
       Pest control services                         189            192
       Other services                                146            105
                                                  ------          -----
                                                  $6,335          6,378
                                                  ======          =====

   LANDSCAPING AND GROUNDS MAINTENANCE
       Lawn maintenance                           $2,278          2,116
       Seasonal color                                 32             48
       All other                                     163            134
                                                  ------          -----
                                                  $2,473          2,298
                                                  ======          =====

     During 1999 and 1998, a total of $4,366 and $3,991, respectively, in expenditures was capitalized in accordance with the Company's policy, as follows:

                                                   1999           1998
                                                  ------         ------
       Carpet replacements                        $1,838          1,902
       Carports and entry gates                       79             55
       Energy saving lighting fixtures              --              145
       Major appliances                              447            267
       Clubhouse, amenities and
         business centers                          1,173            764
       Roof replacements                             239            311
       HVAC and plumbing                             239            228
       Landscaping improvements                       73             47
       All other                                     278            272
                                                  ------          -----
                                                  $4,366          3,991
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

Landscaping replacements                          expense           n/a

Replacement signage                               expense           n/a

Repairs to or refinishing of
  kitchen cabinetry                               expense           n/a

Equipment repairs (all types)                     expense           n/a

All interior painting                             expense           n/a

In general, the Company expenses any
  disbursement totalling less than $2.5

   * The current policy provides that most capitalizable additions will have a life of 15 years, except for the items of personal property which have estimated lives of 5 years. Included in an acquisition budget may be some costs which would otherwise be expensed, such as exterior painting; such items are being depreciated over 15 years.

REHAB EXPENDITURES

     The average age of AMLI's communities was a little more than eight years at the time of its Initial Offering in 1994, approximately the same as today. AMLI intends to maintain the average effective age of its portfolio in this same approximate range by continuing to:

      1.  develop new communities;
      2.  acquire newly-constructed communities;
      3.  sell selected older communities;
      4.  co-invest selected older communities; and
      5. rehab desirable, well-located older communities after they become 15-20 years old.

     AMLI has sold five older communities in the five years it has been a public company. AMLI's oldest community is now 18 years old. In September 1998, AMLI initiated its first community rehab since its Initial Offering by commencing the rehab of AMLI at Riverbend in Indianapolis. In 1999, the Company commenced the rehab of three additional communities, AMLI at Spring Creek, Atlanta; AMLI of North Dallas and AMLI at Valley Ranch, Dallas. The table below shows rehab expenditures to date.

      Community                              1998       1999      Total
      ---------                             ------     ------     ------
      AMLI:
       at Riverbend. . . . . . . . . . .    $  472      3,363      3,835
       at Spring Creek . . . . . . . . .      --          957        957
       of North Dallas . . . . . . . . .      --        1,750      1,750
       at Valley Ranch . . . . . . . . .      --          709        709
                                            ------     ------     ------
                                            $  472      6,779      7,251
                                            ======     ======     ======

     Rehab is a capital improvement program undertaken to repair or replace, among other things, the items described previously in the Capital Expenditures Policy at an aggregate cost of at least the greater of $3.0 per apartment home or 5% of the value of the entire apartment community. All costs (except costs to routinely paint the interiors of units at turnover) associated with a rehab will be capitalized and depreciated over their policy lives. To the extent a cost would have been expensed had it not been incurred pursuant to a rehab (pavement resurfacing, exterior painting, vinyl replacement are the primary such costs), such costs will be depreciated over fifteen years.

     Rehab expenditures are distinguished from recurring capital expenditures in that they:

      1.    are made on behalf of older properties;
      2. are anticipated to be started and completed within a 24 month period;
      3. cost a minimum of $3.0 per apartment home or 5% of the value of the property being rehabbed; and
      4. are generally undertaken only once or twice during the useful life of a given property.

     AMLI's larger properties were built in phases, and the rehabs of these larger properties are anticipated to be done in phases, each extending over consecutive periods not exceeding 24 months.

INFLATION

     Virtually all apartment leases at the wholly-owned communities and co-investment communities are for six or twelve months' duration. This enables the Company to pass along inflationary increases in its operating expenses on a timely basis. Because the Company's property operating expenses (exclusive of depreciation and amortization) are approximately 38.6% of rental and other revenues, increased inflation typically results in comparable increases in income before interest and general and administrative expenses, so long as rental market conditions allow increases in rental rates while maintaining stable occupancy.

     An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At December 31, 1999, the Company's exposure (including the Company's proportionate share of its co-investment partnerships' expense) to rising interest rates was mitigated by the existing debt level of approximately 43% of the Company's total market capitalization (49%, including the Company's share of co-investment partnerships' debt), the high percentage of intermediate-term fixed rate debt (47% of total debt), and the use of interest rate swaps to effectively fix the interest rate on $75,000 of floating rate debt ($20,000 of floating rate debt through November 2002, $30,000 through February 2003, $15,000 through September 2004 and $10,000 through October 2004). As a result, for the foreseeable future, increases in interest expense resulting from increasing inflation are anticipated to be less than future increases in income before interest and general and administrative expenses.

YEAR 2000

     The Company has previously disclosed activities undertaken in preparation for potential malfunction of computers and other equipment after December 31, 1999. These preparations included identifying and testing such equipment and software and preparing contingency plans which detailed procedures to be followed in the event of a Year 2000 induced casualty.

     The Company's preparations were completed during 1999. In addition to time spent by Company employees, the Company incurred approximately $60 in third-party costs (primarily costs of consultants employed to test equipment), which costs were charged to expense in 1999.

     Early in January 2000, the Company checked all of its significant systems which are dependent upon microprocessors. Through the first two months of 2000, there have been no Year 2000 related casualties and no disruption to the Company's operations or accounting reporting systems, except for one set of reports generated from the Company's on-site accounting system. This problem, which was rectified in early January, required an expenditure of approximately $1. The Company expects that no further actions will be required or further costs incurred as a result of Year 2000.



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

     The Company's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.
                                                                     Esti-
                                                                     mated
                                                     There-          Fair
              2000    2001    2002    2003    2004   after   Total   Value
            ------- ------- ------- ------- ------- ------- -------  ------
Fixed rate
  debt . .  $   750     --     --    67,436   7,573  98,532 174,291 174,291
Average
 interest
 rate at
 December 31,
 1999. . .     4.0%     --     --      7.5%    7.7%    7.8%    7.7%    7.7%

Variable
 rate LIBOR
 debt. . .     --       --  145,000     --     --     --    145,000 145,000
Average
 interest
 rate at
 December 31,
 1999. . .     --       --     6.2%     --     --     --       6.2%    6.2%
Variable
 rate TENR
 debt. . .     --       --   50,250     --     --      --    50,250  50,250
Average
 interest
 rate at
 December 31,
 1999. . .     --      --      5.7%     --     --      --      5.7%    5.7%
            ------- ------- ------- ------- ------- ------- ------- -------
            $   750    --   195,250  67,436   7,573  98,532 369,541 369,541
            ======= ======= ======= ======= ======= ======= ======= =======

     The table incorporates only those exposures that exist as of December 31, 1999; it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and interest rates.

     The following summarizes certain information pursuant to interest rate limitation and swap contracts at December 31, 1999.

                                         Cumula-  Approximate   Approximate
           Fixed              Remaining   tive      Value at     Value at
Notional   Rate    Term of    Contract    Cash    December 31,  January 31,
Amount      (1)    Contract   Maturity    Paid      1999 (2)     2000 (2)
--------   ------  --------   ---------  -------  ------------  -----------
$10,000    6.216%   5 years    11/01/02    $171           118          201
 10,000    6.029%   5 years    11/01/02     131           168          250
 20,000    6.145%   5 years    02/15/03     293           313          500
 10,000    6.070%   5 years    02/18/03     133           178          272
 15,000    6.405%   5 years    09/20/04      36           236          441
 10,000    6.438%   5 years    10/04/04      18           145          282
-------                                    ----         -----        -----
$75,000                                    $782         1,158        1,946
=======                                    ====         =====        =====

(1) The fixed rate for the swaps includes the swap spread (the risk component added to the Treasury yield to determine a fixed rate; excludes lender's spread).

(2) Represents the approximate amount which would be received as of December 31, 1999 and January 31, 2000 to terminate these contracts. This amount is not recorded as an asset in the accompanying balance sheet as of December 31, 1999.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                      AMLI RESIDENTIAL PROPERTIES TRUST

                                    INDEX


                                                                    PAGE
                                                                    ----

Independent Auditors' Report . . . . . . . . . . . . . . . . .        50

Consolidated Balance Sheets, December 31, 1999 and 1998. . . .        51

Consolidated Statements of Operations, years ended
  December 31, 1999, 1998 and 1997 . . . . . . . . . . . . . .        53

Consolidated Statements of Shareholders' Equity,
  years ended December 31, 1999, 1998 and 1997 . . . . . . . .        55

Consolidated Statements of Cash Flows, years ended
  December 31, 1999, 1998 and 1997 . . . . . . . . . . . . . .        57

Notes to Consolidated Financial Statements . . . . . . . . . .        59


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

                        INDEPENDENT AUDITORS' REPORT


The Board of Trustees and Shareholders
AMLI Residential Properties Trust:


We have audited the accompanying consolidated balance sheets of AMLI Residential Properties Trust (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the management of the Company. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






                                                     KPMG LLP


Chicago, Illinois
February 25, 2000


                                          AMLI RESIDENTIAL PROPERTIES TRUST

                                             CONSOLIDATED BALANCE SHEETS

                                             DECEMBER 31, 1999 AND 1998
                                      (Dollars in thousands, except share data)
                                                                                    1999               1998
                                                                                 ----------         ---------
ASSETS:

Rental apartments:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 87,903            91,459
  Depreciable property . . . . . . . . . . . . . . . . . . . . . . . . . .          566,509           586,507
                                                                                   --------         ---------
                                                                                    654,412           677,966
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . .          (82,626)          (78,143)
                                                                                   --------         ---------
                                                                                    571,786           599,823

Rental property held for sale, net of accumulated depreciation . . . . . .           19,784             --

Properties under development . . . . . . . . . . . . . . . . . . . . . . .           47,314            61,798

Investments in partnerships. . . . . . . . . . . . . . . . . . . . . . . .          107,518            72,150

Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .            2,318             4,546
Deferred expenses, net . . . . . . . . . . . . . . . . . . . . . . . . . .            3,377             2,942
Security deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,541             1,684
Notes receivable from and advances to Service Companies. . . . . . . . . .           35,717            31,277
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           15,263            11,372
                                                                                   --------         ---------
          Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .         $804,618           785,592
                                                                                   ========         =========





                                          AMLI RESIDENTIAL PROPERTIES TRUST

                                       CONSOLIDATED BALANCE SHEETS - CONTINUED


                                                                                    1999               1998
                                                                                 ----------         ---------
LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:

Debt (note 5). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $369,541           367,370
Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . . .            1,743             2,170
Accrued real estate taxes payable. . . . . . . . . . . . . . . . . . . . .            9,999            10,141
Construction costs payable . . . . . . . . . . . . . . . . . . . . . . . .            2,068             1,967
Security deposits and prepaid rents. . . . . . . . . . . . . . . . . . . .            2,807             3,420
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,606             3,096
                                                                                   --------         ---------
     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .          389,764           388,164
                                                                                   --------         ---------
Commitments and contingencies (note 8)

Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           57,813            54,574
                                                                                   --------         ---------

SHAREHOLDERS' EQUITY:

Series A Cumulative Convertible Preferred shares of beneficial interest, $0.01 par value, 1,500,000 authorized, 1,200,000 issued and 850,000 and 1,100,000 outstanding, respectively (aggregate
  liquidation preference of $17,162 and $22,200, respectively) . . . . . .                9                11

Series B Cumulative Convertible Preferred shares of beneficial interest, $0.01 par value, 3,125,000 authorized, issued and outstanding (aggregate liquidation preference of $76,438 and $76,406,
  respectively). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               31                31

Shares of beneficial interest, $0.01 par value, 145,375,000
  authorized, 16,996,138 and 16,655,155 common shares
  issued and outstanding, respectively . . . . . . . . . . . . . . . . . .              170               167
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .          421,989           420,303
Employees' and trustees' notes . . . . . . . . . . . . . . . . . . . . . .          (12,000)          (10,668)
Dividends paid in excess of earnings . . . . . . . . . . . . . . . . . . .          (53,158)          (66,990)
                                                                                   --------         ---------
    Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . .          357,041           342,854
                                                                                   --------         ---------
    Total liabilities and shareholders' equity . . . . . . . . . . . . . .         $804,618           785,592
                                                                                   ========         =========

                            See accompanying notes to consolidated financial statements.

                                          AMLI RESIDENTIAL PROPERTIES TRUST

                                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                    YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                      (Dollars in thousands, except share data)

                                                                 1999              1998               1997
                                                              ----------         ---------         ---------
Revenues:
  Property:
    Rental . . . . . . . . . . . . . . . . . . . . . .          $108,268           101,892            80,479
    Other. . . . . . . . . . . . . . . . . . . . . . .             6,686             5,937             4,339
  Interest and share of income from Service Companies.             3,062             2,760             1,151
  Other interest . . . . . . . . . . . . . . . . . . .             1,683             1,272               521
  Income from partnerships . . . . . . . . . . . . . .             4,283             2,169               925
  Other. . . . . . . . . . . . . . . . . . . . . . . .             5,126             3,323             2,658
                                                               ---------          --------          --------
          Total revenues . . . . . . . . . . . . . . .           129,108           117,353            90,073
                                                               ---------          --------          --------

  Expenses:
    Property:
      Personnel. . . . . . . . . . . . . . . . . . . .            10,927            10,073             7,648
      Advertising and promotion. . . . . . . . . . . .             2,597             2,982             2,147
      Utilities. . . . . . . . . . . . . . . . . . . .             3,643             4,272             4,087
      Building repairs and maintenance and services. .             6,335             6,378             5,592
      Landscaping and grounds maintenance. . . . . . .             2,473             2,298             1,796
      Real estate taxes. . . . . . . . . . . . . . . .            13,266            12,539             9,476
      Insurance. . . . . . . . . . . . . . . . . . . .               816               841               858
      Property management fees . . . . . . . . . . . .             2,875             2,698             2,147
      Other operating expenses . . . . . . . . . . . .             1,416             1,512             1,192
    Interest . . . . . . . . . . . . . . . . . . . . .            22,201            20,263            11,995
    Amortization of deferred costs . . . . . . . . . .               410               465               596
    Depreciation . . . . . . . . . . . . . . . . . . .            18,194            17,963            13,220
    General and administrative . . . . . . . . . . . .             4,042             3,993             2,850
                                                               ---------          --------          --------
          Total expenses . . . . . . . . . . . . . . .            89,195            86,277            63,604
                                                               ---------          --------          --------
Income before nonrecurring gain on sales,
  minority interest and extraordinary item . . . . . .            39,913            31,076            26,469
Gains on sales of residential properties,
  including share of gain on sale of
  partnership property . . . . . . . . . . . . . . . .            21,158             3,621             2,457
                                                               ---------          --------          --------




                                          AMLI RESIDENTIAL PROPERTIES TRUST

                                  CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED


                                                                 1999               1998              1997
                                                              ----------         ---------         ---------
Income before minority interest and
  extraordinary item . . . . . . . . . . . . . . . . .            61,071            34,697            28,926
Minority interest. . . . . . . . . . . . . . . . . . .             9,333             4,997             4,378
                                                               ---------          --------          --------
Income before extraordinary item . . . . . . . . . . .            51,738            29,700            24,548
Extraordinary item -
  loss on early extinguishment of debt
  (net of minority interest) . . . . . . . . . . . . .             --                --                 (196)
                                                               ---------          --------          --------
          Net income . . . . . . . . . . . . . . . . .            51,738            29,700            24,352

Less income attributable to preferred shares . . . . .             7,281             4,875             1,903
                                                               ---------          --------          --------
          Net income attributable to
            common shares. . . . . . . . . . . . . . .         $  44,457            24,825            22,449
                                                               =========          ========          ========

Income per common share - basic:
  Before extraordinary item. . . . . . . . . . . . . .         $    2.63              1.49              1.44
  Extraordinary item . . . . . . . . . . . . . . . . .             --                --                 (.01)
  Net income . . . . . . . . . . . . . . . . . . . . .              2.63              1.49              1.43

Income per common share - diluted:
  Before extraordinary item. . . . . . . . . . . . . .              2.46              1.49              1.44
  Extraordinary item . . . . . . . . . . . . . . . . .             --                --                 (.01)
  Net income . . . . . . . . . . . . . . . . . . . . .              2.46              1.49              1.43

Dividends declared and paid per common share . . . . .              1.81              1.77              1.73













                            See accompanying notes to consolidated financial statements.

                                             AMLI RESIDENTIAL PROPERTIES TRUST

                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                       YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                                  (Dollars in thousands)


                                                  SHARES OF                      EMPLOYEES'   DIVIDENDS
                                              BENEFICIAL INTEREST    ADDITIONAL     AND        PAID IN
                                            ---------------------     PAID-IN    TRUSTEES'    EXCESS OF
                                              SHARES       AMOUNT     CAPITAL      NOTES       EARNINGS    TOTAL
                                             -------       ------   ----------   ---------    ---------  ---------

Balance at December 31, 1996 . . . . . .  15,912,035         $159      301,585        (487)     (59,235)   242,022

  Shares issued in connection with:
     Common shares offering. . . . . . .   1,694,700           17       37,430       --           --        37,447
     Executive Share Purchase Plan . . .      36,310          --           840       --           --           840
  Employees' and Trustees' notes,
    net of repayments. . . . . . . . . .       --             --         --         (6,437)       --        (6,437)
  Units converted to shares. . . . . . .      34,535            1          543       --           --           544
  Reallocation of minority interest. . .       --             --           750       --           --           750
  Dividends paid in excess of
    earnings . . . . . . . . . . . . . .       --             --         --          --          (4,727)    (4,727)
                                          ----------         ----      -------     -------      -------    -------
Balance at December 31, 1997 . . . . . .  17,677,580          177      341,148      (6,924)     (63,962)   270,439

  Shares issued in connection with:
     Class B Preferred shares offering .   3,125,000           31       74,125       --           --        74,156
     Executive Share Purchase Plan . . .      43,153            1          971       --           --           972
     Options exercised . . . . . . . . .       1,666          --            34       --           --            34
  Employees' and Trustees' notes,
    net of repayments. . . . . . . . . .       --             --         --         (3,744)       --        (3,744)
  Units converted to shares. . . . . . .      32,756          --           671       --           --           671
  Reallocation of minority interest. . .       --             --         3,354       --           --         3,354
  Dividends paid in excess
    of earnings. . . . . . . . . . . . .       --             --         --          --          (3,028)    (3,028)
                                          ----------         ----      -------     -------      -------    -------
Balance at December 31, 1998 . . . . . .  20,880,155          209      420,303     (10,668)     (66,990)   342,854




                                             AMLI RESIDENTIAL PROPERTIES TRUST

                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - CONTINUED



                                                  SHARES OF                      EMPLOYEES'   DIVIDENDS
                                              BENEFICIAL INTEREST    ADDITIONAL     AND        PAID IN
                                            ---------------------     PAID-IN    TRUSTEES'    EXCESS OF
                                              SHARES       AMOUNT     CAPITAL      NOTES       EARNINGS    TOTAL
                                             -------       ------   ----------   ---------    ---------  ---------

  Shares issued in connection with:
     Executive Share Purchase Plan . . .      37,271          --           779        --           --          779
  Employees' and Trustees' notes,
    net of repayments. . . . . . . . . .        --            --           --       (1,332)        --       (1,332)
  Units converted to shares. . . . . . .      53,712            1          821        --           --          822
  Reallocation of minority interest. . .        --            --            86        --           --           86
  Earnings in excess of dividends paid .        --            --          --          --         13,832     13,832
                                          ----------         ----      -------     -------      -------    -------

Balance at December 31, 1999 . . . . . .  20,971,138         $210      421,989     (12,000)     (53,158)   357,041
                                          ==========         ====      =======     =======      =======    =======

























                               See accompanying notes to consolidated financial statements.

                                          AMLI RESIDENTIAL PROPERTIES TRUST

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                               (Dollars in thousands)
                                                                   1999              1998              1997
                                                                ---------         ---------         ---------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . .        $  51,738            29,700            24,352
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization . . . . . . . . . . .           18,604            18,428            13,816
     Income from partnerships. . . . . . . . . . . . . .           (4,283)           (2,169)             (915)
     Loss (income) from Service Companies. . . . . . . .            1,254               134              (104)
     Loss on early extinguishment of debt. . . . . . . .            --                --                  211
     Gains on sales of residential properties including
       share of gain on sale of partnership property . .          (21,158)           (3,621)           (2,457)
     Gain on sale of land. . . . . . . . . . . . . . . .             (281)            --                --
     Minority interest . . . . . . . . . . . . . . . . .            9,333             4,997             4,341
     Other . . . . . . . . . . . . . . . . . . . . . . .              129             --                --
  Changes in assets and liabilities:
    Increase in deferred expenses. . . . . . . . . . . .             (966)             (113)             (586)
    Decrease (increase) in security deposits . . . . . .              143               137               (84)
    Decrease (increase) in other assets. . . . . . . . .              955            (2,382)             (711)
    (Decrease) increase in accrued real estate taxes . .              (33)              467               387
    (Decrease) increase in accrued interest payable. . .             (427)              781               228
    (Decrease) increase in tenant security deposits
      and prepaid rents. . . . . . . . . . . . . . . . .             (613)              698               (35)
    Increase in other liabilities. . . . . . . . . . . .              510               118               686
                                                                ---------         ---------         ---------
          Net cash provided by operating activities. . .           54,905            47,175            39,129
                                                                ---------         ---------         ---------
Cash flows from investing activities:
  Net cash proceeds from sale of residential property. .           50,565            10,263            13,394
  Investments in partnerships. . . . . . . . . . . . . .          (30,800)           (4,526)          (14,440)
  Cash distributions from partnerships . . . . . . . . .           10,848             4,551             2,888
  Advances to Service Companies and partnerships . . . .           (7,161)          (10,440)          (10,351)
  Earnest money deposits . . . . . . . . . . . . . . . .             (696)             (447)           (1,660)
  Acquisition properties . . . . . . . . . . . . . . . .             (762)          (74,069)         (104,493)
  Capital expenditures - rehab properties. . . . . . . .           (6,779)             (472)            --
  Capital expenditures - other properties. . . . . . . .           (4,366)           (3,991)           (3,323)
  Properties under development, net of co-investors'
    share of costs . . . . . . . . . . . . . . . . . . .          (25,365)          (36,368)          (59,055)
  Increase (decrease) in construction costs payable. . .              100            (6,436)            6,140
                                                                ---------         ---------         ---------
          Net cash used in investing activities. . . . .          (14,416)         (121,935)         (170,900)
                                                                ---------         ---------         ---------




                                          AMLI RESIDENTIAL PROPERTIES TRUST

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                   1999             1998               1997
                                                                ---------         ---------         ---------
Cash flows from financing activities:
  Debt proceeds, net of financing costs. . . . . . . . .          265,234           402,355           249,088
  Debt repayments, including prepayment
    penalties in 1997. . . . . . . . . . . . . . . . . .         (263,064)         (361,599)         (119,528)
  Proceeds from preferred shares offering,
    net of issuance costs. . . . . . . . . . . . . . . .            --               74,160             --
  Proceeds from common shares offerings,
    net of issuance costs. . . . . . . . . . . . . . . .            --                --               37,447
  Employees' and Trustees' notes, net of proceeds
    from issuance of Executive Share
    Purchase Plan and Option Plan shares . . . . . . . .             (547)           (2,664)           (5,597)
  Distributions to partners. . . . . . . . . . . . . . .           (6,434)           (5,894)           (5,175)
  Dividends paid . . . . . . . . . . . . . . . . . . . .          (37,906)          (32,728)          (29,079)
                                                                ---------         ---------         ---------
          Net cash (used in) provided by
            financing activities . . . . . . . . . . . .          (42,717)           73,630           127,156
                                                                ---------         ---------         ---------
Net decrease in cash and cash equivalents. . . . . . . .           (2,228)           (1,130)           (4,615)
Cash and cash equivalents
  at beginning of year . . . . . . . . . . . . . . . . .            4,546             5,676            10,291
                                                                ---------         ---------         ---------
Cash and cash equivalents
  at end of year . . . . . . . . . . . . . . . . . . . .        $   2,318             4,546             5,676
                                                                =========         =========         =========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest,
    net of amount capitalized. . . . . . . . . . . . . .        $  22,628            19,482            11,767
                                                                =========         =========         =========











                            See accompanying notes to consolidated financial statements.

                      AMLI RESIDENTIAL PROPERTIES TRUST

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years ended December 31, 1999, 1998 and 1997
                  (Dollars in thousands, except share data)


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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     REAL ESTATE ASSETS AND DEPRECIATION

     Real estate assets are stated at cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred; replacements having an estimated useful life of at least one year and betterments are capitalized and depreciated over their estimated useful lives.
Depreciation is computed on a straight-line basis over useful lives of the properties (buildings and related land improvements -- 40 years; furniture, fixtures and equipment -- 5 - 15 years). Twelve apartment communities having an original undepreciated cost of $275,330 are pledged to secure debt (see note 5).

                      AMLI RESIDENTIAL PROPERTIES TRUST

     In September 1998, AMLI initiated its first community rehab since its Initial Offering by commencing the rehab of AMLI at Riverbend in Indianapolis. During 1999, three additional communities, AMLI at Spring Creek, Atlanta, AMLI of North Dallas and AMLI at Valley Ranch, Dallas, were under rehab. Through December 31, 1999, the Company has spent $7,251 on rehab of those four communities. Rehab is a capital improvement program involving significant repairs, replacements and improvements at an aggregate cost of at least the greater of $3.0 per apartment home or 5% of the value of the entire apartment community. All costs (except costs to routinely paint the interiors of units at turnover) associated with a rehab will be capitalized and depreciated over their policy lives. To the extent a cost would have been expensed had it not been incurred pursuant to a rehab (pavement re-surfacing, exterior painting, vinyl replacement are the primary such costs), such costs will be depreciated over fifteen years.

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

     RENTAL PROPERTIES HELD FOR SALE

     At December 31, 1999, AMLI at Sope Creek, a 695-unit community located in Marietta, Georgia, was being held for sale. During 1999, 1998 and 1997, this community generated total revenues of $5,919, $5,816 and $5,705, respectively and operating income of $3,986, $3,772 and $3,636, respectively. On February 3, 2000, this property was sold for $42,500 and the net proceeds from the sale were invested in two other properties pursuant to Section 1031 of the Internal Revenue Code (see note 9).

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

     During 1998, the Company acquired thirteen land parcels for development for a total cost of $33,650. The sites are located in Atlanta, Indianapolis, Kansas City, Metropolitan Chicago, Dallas, Austin and Houston. Construction has commenced on nine of these sites in 1998 and 1999. The Company anticipates starting construction on the remaining sites in 2000. During 1999, the Company acquired six land parcels for development for a total cost of $16,985. The sites are located in Georgia, Texas and Kansas. The Company will commence construction on these sites in 2000. At December 31, 1999, the Company's properties under development include parcels of land in the development planning stage as follows:

                                          AMLI RESIDENTIAL PROPERTIES TRUST

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                         NUMBER      NUMBER          TOTAL
                                                                          OF          OF            EXPENDED
COMMUNITY                            LOCATION                            ACRES       UNITS       THRU 12/31/99
---------                            --------                            ------      ------      -------------

Wholly-Owned:
Development Communities:
 AMLI:
  at Bent Tree II                    Dallas, TX                             10          200         $ 10,151
                                                                           ---        -----         --------
    Total Development Communities                                           10          200           10,151
                                                                           ---        -----         --------

Land held for future development:
 AMLI:
  at Champions II (1)                Houston, TX                            14          288            2,641
  at Kings Harbor (1)                Houston, TX                            15          300            2,475
  at Mesa Ridge (1)                  Ft. Worth, TX                          27          500            4,144
  at Fossil Lake (1)                 Ft. Worth, TX                          19          324            3,087
  at Fossil Lake II (1)              Ft. Worth, TX                          15          240            2,187
  at Prairie Lakes I                 Noblesville, IN                        17          228              950
  at Prairie Lakes II-IV             Noblesville, IN                       103        1,100            5,009
  at Peachtree City II (1)           Fayette County, GA                     21          216            3,153
  at Anderson Mill (1)               Austin, TX                             39          480            4,009
  at Vista Ridge (1)                 Lewisville, TX                         15          300            2,847
  at Cambridge Square (1)            Overland Park, KS                      34          402            3,694
  at Westwood Ridge (1)              Overland Park, KS                      30          420            2,967
                                                                           ---        -----         --------

    Total land held for future development                                 349        4,798           37,163
                                                                           ---        -----         --------

    Total Wholly-Owned                                                     359        4,998           47,314
                                                                           ---        -----         --------




                                          AMLI RESIDENTIAL PROPERTIES TRUST

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                        NUMBER       NUMBER        TOTAL
                                                                         OF           OF          EXPENDED
COMMUNITY                            LOCATION                           ACRES        UNITS     THRU 12/31/99
---------                            --------                           ------       ------    -------------

Co-Investment Development
 Communities (Company Ownership
 Percentage):
 AMLI:
  at Mill Creek (25%)                Gwinnett County, GA                    33          400            5,627
  at Lost Mountain (75%)             Paulding County, GA                    17          164            2,904
  at Park Bridge (25%)               Atlanta, GA                            35          352            7,982
  at Oakhurst North (25%)            Aurora, IL                             29          464           43,007
  at Monterey Oaks (25%)             Austin, TX                             26          430           17,607
  at St. Charles (25%)               St. Charles, IL                        25          400           37,802
  Creekside (25%)                    Overland Park, KS                      12          224           12,229
  at Wynnewood Farms (25%)           Overland Park, KS                      20          232           12,573
  at Regents Crest II (25%)          Overland Park, KS                       6          108            7,027
  at Castle Creek (40%)              Indianapolis, IN                       16          276           13,732
  at Lake Clearwater (25%)           Indianapolis, IN                       11          216           14,149
  at Summit Ridge (25%)              Lees Summit, MO                        24          432            7,198
                                                                           ---        -----         --------
    Total Co-Investment
      Development Communities (2)                                          254        3,698          181,837
                                                                           ---        -----         --------
    Total                                                                  613        8,696         $229,151
                                                                           ===        =====         ========


    (1) It is the Company's intention to develop these land parcels in partnership with one or more institutional investors.

    (2) Excludes AMLI on Spring Mill, a 400-unit community located in Hamilton County, Indiana, in which a 20%
residual interest was acquired for $1,243 on June 16, 1999.  Completed at a cost of $29,477, this property is 84%
leased at December 31, 1999.



                      AMLI RESIDENTIAL PROPERTIES TRUST

     INTEREST AND REAL ESTATE TAX CAPITALIZATION

     Interest and real estate taxes incurred during the construction period are capitalized and depreciated over the lives of the constructed assets. During the years ended December 31, 1999, 1998 and 1997, total interest capitalized was $4,749, $5,695 and $4,721, respectively. Net of amounts capitalized, total interest incurred during the years ended December 31, 1999, 1998 and 1997 aggregated $22,201, $20,263 and $11,995, respectively.

     ACQUISITION

     The Company's policy is and has been to expense internal costs (i.e., salaries and overhead of acquisition personnel) of acquiring operating properties. This policy is consistent with EITF 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" and thus the issuance of EITF 97-11 had no impact on the Company's results of operations.

     DISPOSITION

     In 1997, the Company began selectively selling properties and reinvesting the proceeds in new communities to continually improve the quality of its portfolio and increase growth potential in net operating income. The gains on sale of residential communities, including the Company's share of gain on sale of a co-investment community and gain on sale of land are reported separately in the accompanying Statements of Operations and neither the properties' selling prices nor related gains are included in revenues in the accompanying Statements of Operations.

     The table below summarizes the properties sold by the Company during 1997-1999:

                                          AMLI RESIDENTIAL PROPERTIES TRUST

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                                                            Net
                                                                                                         Operating
                                                                                                         Income in
                                                                                                           Twelve
                                                                                                           Months
                                                                                                          Immedia-
                                                                 Costs                                      tely
                      Company     Number     Date                Before                                   Prior to
                     Ownership      of     Acquired/    Date     Depre-      Sale       Net               Date of
Community            Percentage   Units    Developed    Sold     ciation     Price   Proceeds     Gain    of Sale
----------------     ----------   ------   ---------  --------   -------    ------   --------    ------   --------
WHOLLY-OWNED
------------
AMLI:
 at Bear Creek
 Euless, Texas             100%      350    02/15/94  12/10/97    11,995    13,775     13,395     2,457       1,142

 at Reflections
 Irving, Texas             100%      212    02/15/94  12/30/98     7,737    10,400     10,263     3,621         811

 at Park Sheridan
 Chicago, Illinois         100%      253    02/15/94  10/12/99    11,186    23,500     23,088    15,102       1,586

 at Crown Colony
 Topeka, Kansas            100%      220   10/18/94-  10/14/99    10,239    11,288     11,194     1,959       1,027
                                           06/30/97

 at Sherwood
 Topeka, Kansas            100%      300    10/18/94  10/14/99    14,130    14,962     14,832     2,434       1,560

CO-INVESTMENTS
--------------
AMLI:
 at Prairie Court
 Chicago, Illinois           1%      125    09/01/87  08/16/99     9,129    13,500     12,850     6,717         911

 at Park Place
 Austin, Texas              25%      588    05/16/94  12/15/99    21,419    25,750     24,832     6,001       2,396


                      AMLI RESIDENTIAL PROPERTIES TRUST

     In addition, on April 28, 1999, the Company completed the sale of a
19.7 acre land parcel for cash of $1,477, resulting in a gain on sale of $281. The Company had originally planned to build an additional phase to an existing apartment community on this land. The Company subsequently determined that value would be maximized through the sale of the vacant land.

     REVENUE RECOGNITION

     Rental revenues -- the Company leases its residential properties pursuant to operating leases with terms generally of six or twelve months. Rental income is recognized when earned; this method approximates recognition using the straight-line method over the related lease term. At December 31, 1999, apartment leases in effect provide for annual rentals aggregating approximately $114,754.

     Income from partnerships -- the Operating Partnership is entitled to shares of cash flow or liquidation proceeds in excess of its stated ownership percentages based on returns to its partners in excess of specified rates. The Company receives a share of income equal to its cash flow in excess of its ownership interest. This income is included in share of income from co-investment partnerships in the accompanying Statements of Operations. In addition, one of the GP properties, AMLI at Prairie Court, was sold in August 1999, for which the Company received a $554 share of net sale proceeds in excess of its GP interest. Such income attributable to the Company's "promoted interest" (its share that exceed its pro-rata share based on its invested capital) is reported in total revenues as other income in the accompanying Statements of Operations.

     Development fees -- the Company receives development fees from co-investment partnerships during the development period. These fees, net of related personnel costs, are recognized over the development period using the percentage of completion method. Such fees, net of intercompany eliminations to the extent of the Company's ownership interest in the co-investment partnerships, totaled $2,693, $2,526 and $1,452 and were included in other income in the accompanying Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997, respectively.

     FAIR VALUES

     The estimated fair values of the Company's financial instruments presented in these Notes to Consolidated Financial Statements have been determined by management based on pertinent information available as of December 31, 1999 and 1998, using appropriate methodologies. These estimates are not necessarily indicative of the amounts the Company could ultimately realize.

     The Company's financial instruments consist primarily of its cash equivalents, interest-bearing notes receivable, operating payables, debt and interest rate limitation contracts. The carrying amounts of the Company's cash equivalents, interest-bearing notes from the Service Companies and partnerships, and operating payables are considered to be a reasonable estimate of fair value due to the short-term nature of these instruments.

     At December 31, 1999, the Company's fixed rate debt that has a carrying amount of $174,291 has an estimated fair value of $174,291. The Company's interest rate limitation contracts with no carrying value in the accompanying balance sheets have a total approximate fair value of $1,158 at December 31, 1999.

                      AMLI RESIDENTIAL PROPERTIES TRUST

     CASH AND CASH EQUIVALENTS

     For purposes of the statements of cash flows, the Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

     DEFERRED EXPENSES AND INTEREST RATE LIMITATION CONTRACTS

     Deferred expenses consist primarily of financing costs which are amortized using the straight-line method over the terms of the related debt. During the construction period, amortization of deferred costs relating to properties under development is capitalized and depreciated over the lives of the constructed assets. During the years ended December 31, 1999, 1998 and 1997, capitalized amortization of deferred costs was $115, $107 and $246, respectively.

     The Company uses interest rate caps and swaps to limit its exposure to increases in interest rates on its floating rate debt. The Company does not use them for trading purposes. The interest rate swaps the Company has entered into are off-balance sheet derivatives which are accounted for as "synthetic alterations," in that the borrowings on the Company's line of credit to which they relate have floating rate risk and the swaps have been designated and have been effective synthetic alterations of these borrowings. Under synthetic alteration accounting, periodic contractual payments or receipts are accounted for as adjustments to interest expense. Any derivative which cannot be accounted for as a synthetic alteration (of which the Company has none at December 31, 1999) would be carried at market value in the Company's balance sheet with changes in market value recognized in non-interest income.

     At December 31, 1999, the Company was a party to various interest rate swap agreements which require the Company to pay to or receive from counterparties on a monthly basis the amounts, if any, by which the Company's interest cost on the fixed rate basis differs from the interest payments it makes on certain floating rate debt.

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

     The following summarizes certain information pursuant to interest rate limitation and swap contracts at December 31, 1999.

                                         Cumula-  Approximate   Approximate
           Fixed              Remaining   tive      Value at     Value at
Notional   Rate    Term of    Contract    Cash    December 31,  January 31,
Amount      (1)    Contract   Maturity    Paid      1999 (2)     2000 (2)
--------   ------  --------   ---------  -------  ------------  -----------

$10,000    6.216%   5 years    11/01/02    $171           118          201
 10,000    6.029%   5 years    11/01/02     131           168          250
 20,000    6.145%   5 years    02/15/03     293           313          500
 10,000    6.070%   5 years    02/18/03     133           178          272
 15,000    6.405%   5 years    09/20/04      36           236          441
 10,000    6.438%   5 years    10/04/04      18           145          282
-------                                    ----         -----        -----
$75,000                                    $782         1,158        1,946
=======                                    ====         =====        =====

(1) The fixed rate for the swaps includes the swap spread (the risk component added to the Treasury yield to determine a fixed rate; excludes lender's spread).

                      AMLI RESIDENTIAL PROPERTIES TRUST

(2) Represents the approximate amount which the Company would have received as of December 31, 1999 and January 31, 2000 if these contracts were terminated. This amount is not recorded as an asset in the accompanying balance sheet as of December 31, 1999.

(3) Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," becomes effective for all fiscal quarters for fiscal years beginning after June 15, 2000 and is not expected to have a material impact on the Company's financial statements.


     OTHER ASSETS

     At December 31, 1999, other assets consisted primarily of a $6,233 note receivable from a joint venture in connection with the development of a 432-unit community, $3,043 in development fees receivable, $229 in restricted cash, $698 in tax escrow deposits and $1,837 in earnest money deposits. In addition, the Company holds a $2,500 note receivable from a third party in connection with the acquisition by the Company of a 606-unit apartment community located in Austin, Texas (see note 10). The Company believes that the carrying amounts of its notes receivable reasonably approximate their fair values.

     POST-RETIREMENT BENEFITS

     The Company offers no post-retirement benefits to any of its employees and has no current intention to implement any such plan.

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

                                          Years Ended December 31,
                                   -------------------------------------
                                     1999          1998          1997
                                  ----------    ----------    ----------
Income before extraordinary
  items. . . . . . . . . . . .   $    51,738        29,700        24,548
Less income attributable to
  preferred shares . . . . . .        (7,281)       (4,875)       (1,903)
                                  ----------    ----------    ----------
Income before extraordinary
  items attributable to
  common shares - Basic. . . .    $   44,457        24,825        22,645
                                  ==========    ==========    ==========
Income before extraordinary
  items - Diluted. . . . . . .    $   51,738        24,825        22,645
                                  ==========    ==========    ==========

                      AMLI RESIDENTIAL PROPERTIES TRUST

                                          Years Ended December 31,
                                   -------------------------------------
                                     1999          1998          1997
                                  ----------    ----------    ----------
Weighted average common
  shares - Basic . . . . . . .    16,922,922    16,624,513    15,660,225
Dilutive Options and Other
  Plan shares. . . . . . . . .        55,211        65,022        84,051
Convertible Preferred
  Shares . . . . . . . . . . .     4,020,890         --            --
                                  ----------    ----------    ----------
Weighted average common
  shares - Dilutive. . . . . .    20,999,023    16,689,535    15,744,276
                                  ==========    ==========    ==========
Earnings per share before
 extraordinary items:
    Basic. . . . . . . . . . .    $     2.63          1.49          1.44
    Diluted. . . . . . . . . .    $     2.46          1.49          1.44
                                  ==========    ==========    ==========

     RECLASSIFICATIONS

     Certain amounts in the consolidated 1998 and 1997 financial statements of the Company have been reclassified to conform with the current presentation.


3.  INVESTMENTS IN PARTNERSHIPS AND SERVICE COMPANIES

     INVESTMENTS IN PARTNERSHIPS

     At December 31, 1999, the Operating Partnership was a general partner in various co-investment partnerships and in one GP Property (AMLI at Towne Creek in Gainesville, Georgia) which is accounted for using the equity method. Another GP Property, AMLI at Prairie Court, was sold in August 1999, for which the Company received a $554 share of net sale proceeds in excess of its GP interest. The Operating Partnership and the Service Companies receive various fees for services provided to these co-investment partnerships, including development fees, construction fees, acquisition fees, property management fees, asset management fees, financing fees, administrative fees and disposition fees. The Operating Partnership is entitled to shares of cash flow or liquidation proceeds in excess of its stated ownership percentages based on returns to its partners in excess of specified rates. During 1999, the Operating Partnership received $441 of cash flow in excess of its ownership percentages. Investments in partnerships at December 31, 1999 and the Company's 1999 share of income or loss from each are summarized as follows:

                                          AMLI RESIDENTIAL PROPERTIES TRUST

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                   Equity                         Total       Company's    Company's
                    Company's                -------------------    Company's      Net         Share of    Share of
                    Percentage    Total                Company's    Investment    Income     Net Income    Deprecia-
Community           Ownership     Assets     Total     Share (1)       (1)        (Loss)       (Loss)       tion
-----------         ---------     ------     -----     ---------    ----------    -----      ----------    ---------
AMLI:
 at Greenwood
   Forest              15%      $16,447      4,384          658           640        56               8          72
 at Champions Park     15%       12,108      2,930          440           440       112              17          52
 at Champions
   Centre              15%        9,281      2,307          346           346       (39)             (6)         43
 at Windbrooke         15%       16,515      4,621          693           693       234              35          77
 at Willeo Creek       30%       14,166      4,417        1,325         1,325       294              88         154
 at Pleasant Hill      40%       24,732      9,416        3,553         3,314       884             370         343
 at Barrett Lakes      35%       25,441      8,723        3,053         3,161       656             230         319
 at Chevy Chase        33%       42,950     13,208        4,349         4,349     1,539             508         422
 at Willowbrook        40%       35,828     10,964        4,386         4,301       944             377         461
 at River Park         40%       14,354      5,279        2,112         2,067       607             243         175
 at Fox Valley         25%       23,637     23,100        5,775         5,963     1,390             347         186
 at Fossil Creek       25%       21,019     20,248        5,062         5,154     1,489             372         180
 at Danada Farms       10%       46,139     20,442        2,044         2,035     1,455             146         135
 at Verandah           35%       23,649      5,905        2,099         2,157      (112)             36         387
 at Northwinds         35%       52,463     20,179        7,077         6,876     1,127             394         522
 at Regents Crest      25%       31,571     14,740        3,685         3,746       549             234         172
 at Oakhurst North     25%       43,450     42,097       10,524        10,526       583             145         285
 at Wells Branch       25%       34,461     33,335        8,334         7,771     1,623             406         268
 on the Parkway        25%       15,568      4,441        1,108           802        93              30         157
 on Timberglen         40%       10,974      3,987        1,606           209        (6)             41         186
 at Castle Creek       40%       13,793     12,974        5,190         5,290      (103)            (41)         12
 at Lake
   Clearwater          25%       14,073     12,347        3,087         3,147      (180)            (45)         29
 Creekside             25%       12,225     10,936        2,734         2,805       (98)            (25)          2
 at Deerfield          25%       17,452      4,708        1,174           983       (94)            (15)         81
 at Wynnewood
   Farms               25%       12,601     10,836        2,709         2,715       (89)            (22)          1




                                          AMLI RESIDENTIAL PROPERTIES TRUST

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                   Equity                         Total       Company's    Company's
                    Company's                -------------------    Company's      Net         Share of    Share of
                    Percentage    Total                Company's    Investment    Income     Net Income    Deprecia-
Community           Ownership     Assets     Total     Share (1)       (1)        (Loss)       (Loss)       tion
-----------         ---------     ------     -----     ---------    ----------    -----      ----------    ---------

 at Monterey Oaks      25%       17,607     14,452        3,613         3,611       (18)           (4)         --
 at St. Charles        25%       39,965     33,561        8,390         8,354        33             8            35
 at Park Bridge        25%        7,988      6,921        1,730         1,755        (1)         --            --
 at Mill Creek         25%        5,707      5,541        1,385         1,409      --            --            --
 at Lost Mountain      75%        3,705        365          365           421        (1)           (1)         --
 on Spring Mill        20%
                    (Residual)   29,989     29,320         --           1,316       631          --            --
 at Prestonwood
    Hills              45%       18,407      6,273        2,851         2,844        75            53            79
 at Windward Park      45%       28,235      9,714        4,414         4,404       152            99           123
 at Summit Ridge       25%        7,198       --           --             (72)     --            --            --
 at Oak Bend           40%       25,784      6,552        2,626         2,626        59            29            65
                               --------    -------      -------       -------   -------       -------       -------

                                769,482    419,223      108,497       107,483    13,844         4,057         5,023

   GP Properties and Other          189        152           35            35     6,949           226(2)         34
                               --------    -------      -------       -------   -------       -------       -------
                               $769,671    419,375      108,532       107,518    20,793         4,283         5,057
                               ========    =======      =======       =======   =======       =======       =======


      (1)   The Company's investments in partnerships differ from the Company's share of co-investment partnerships' equity primarily due to capitalized interest on its investments in properties under development, purchase price basis differences, and the elimination of the Company's share of development fee income.

      (2)   Excludes the Company's share of gain on sale of AMLI at Park Place of $1,663 reported as share of gain on sale of residential property.



                      AMLI RESIDENTIAL PROPERTIES TRUST

     The fixed-rate debt financing which has been obtained from various financial institutions on behalf of these co-investment partnerships is summarized below:

                         Total      Outstanding   Interest
Community              Commitment   at 12/31/99     Rate          Maturity
---------              ----------   -----------   --------        --------
AMLI:
 at Summit Ridge          $18,940         6,279     L+1.5%     December 2001
 at Champions Centre        6,700         6,521      8.93%      January 2002
 at Champions Park          9,500         8,703      7.49%      January 2002
 at Windbrooke             11,500        11,308      9.24%     February 2002
 at Greenwood Forest       11,625        11,451      8.95%          May 2002
 at Chevy Chase            29,767        28,416      6.67%        April 2003
 at Willeo Creek           10,000         9,568      6.77%          May 2003
 at Willowbrook            24,500        23,587     7.785%          May 2003
 at Regents Crest          16,500        15,749      7.50%     December 2003
 at Verandah               16,940        16,783      7.55%        April 2004
 on Timberglen              6,770         6,628      7.70%         June 2004
 at Prestonwood Hills      11,649        11,621      7.17%       August 2006
 at Windward Park          18,183        18,139      7.27%       August 2006
 at Oak Bend               18,834        18,834      7.81%     December 2006
 at Deerfield              12,600        12,600      7.56%      January 2007
 at Danada Farms           24,500        24,326      7.33%        March 2007
 at Pleasant Hill          15,500        14,978      9.15%        March 2007
 at River Park              9,100         8,881      7.75%         June 2008
 on the Parkway            10,800        10,642      6.75%      January 2009
 at Barrett Lakes          16,680        16,478      8.50%     December 2009
 at Northwinds             33,800        30,977      8.25%      October 2010
 at Lost Mountain          10,252         2,887      6.84%     November 2040

     In general, these loans provide for monthly payments of principal and interest based on a 25 or 27 year amortization schedule and a balloon payment at maturity. Some loans provide for payments of interest only for an initial period, with principal amortization commencing generally within two years.

     At December 31, 1998, the Operating Partnership was a general partner in various co-investment partnerships and in the GP Properties (AMLI at Prairie Court in Oak Park, Illinois and AMLI at Towne Creek in Gainesville, Georgia) which are accounted for using the equity method. The Operating Partnership and the Service Companies receive various fees for services provided to these co-investment partnerships, including development fees, construction fees, acquisition fees, property management fees, asset management fees, financing fees, administrative fees and disposition fees. The Operating Partnership is entitled to shares of cash flow or liquidation proceeds in excess of its stated ownership percentages based on returns to its partners in excess of specified rates. During 1998, the Operating Partnership received $228 of cash flow in excess of its ownership percentages. Investments in partnerships at December 31, 1998 and the Company's 1998 share of income or loss from each are summarized as follows:

                                          AMLI RESIDENTIAL PROPERTIES TRUST

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                   Equity                         Total       Company's    Company's
                    Company's                -------------------    Company's      Net         Share of    Share of
                    Percentage    Total                Company's    Investment    Income     Net Income    Deprecia-
Community           Ownership     Assets      Total    Share (1)       (1)        (Loss)       (Loss)       tion
-----------         ---------     ------      -----    ---------    ----------    -----      ----------    ---------
AMLI:
 at Park Place         25%      $ 19,388      6,203        1,551         1,516      384              96         140
 at Greenwood
   Forest              15%        16,771      4,628          694           676      141              21          71
 at Champions Park     15%        12,385      3,081          462           462      110              17          54
 at Champions
   Centre              15%         9,461      2,446          367           367       56               8          43
 at Windbrooke         15%        16,637      4,613          692           692       60               9          75
 at Willeo Creek       30%        14,509      4,472        1,342         1,342       84              25         151
 at Pleasant Hill      40%        25,806     10,314        4,357         3,886      850             340         336
 at Barrett Lakes      35%        26,483      9,480        3,318         3,429      631             209         324
 at Chevy Chase        33%        43,406     13,170        4,336         4,336      815             273         414
 at Willowbrook        40%        36,183     11,120        4,448         4,359      527             211         449
 at River Park         40%        14,811      5,672        2,269         2,223      515             206         176
 at Fox Valley         25%        24,199     23,731        5,933         6,129      589             147         184
 at Fossil Creek       25%        21,428     20,460        5,115         5,212      598             149         169
 at Danada Farms       10%        47,472     21,615        2,161         2,152    1,124             113         133
 at Verandah           35%        24,646      6,820        2,406         2,468     (426)            (73)        481
 at Northwinds         35%        44,092     21,276        7,461         7,332      533             187         241
 at Regents Crest      25%        26,917     10,535        2,634         2,650      178             131         166
 at Oakhurst North     25%        39,674     36,495        9,124         9,032     (103)            (26)         61
 at Wells Branch       25%        33,794     32,685        8,171         7,595      492             123          77
 on the Parkway        25%        16,639      5,544        1,386         1,062      (40)            (10)         40
 on Timberglen         40%        11,437      4,341        1,736           266        5               2           8
 at Castle Creek       40%         3,458      3,347        1,339         1,298      --              --          --
 at Lake
   Clearwater          25%         4,137      3,869          967           941      --              --          --
 Creekside             25%         3,195      3,076          769           747      --              --          --
 at Deerfield          25%         8,609      6,080        1,520         1,371      --              --          --
 at Wynnewood
   Farms               25%         2,893      2,687          672           607      --              --          --
                                --------   --------      -------       -------   ------          ------      ------
    Total                       $548,430    277,760       75,230        72,150    7,123           2,158       3,793
                                ========   ========      =======       =======   ======                      ======
    GP Properties and Other                                                                          11
                                                                                                 ------
                                                                                                 $2,169
                                                                                                 ======





                                          AMLI RESIDENTIAL PROPERTIES TRUST

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     (1)  The Company's investments in partnerships differ from the Company's share of co-investment partnerships'
equity primarily due to capitalized interest on its investments in properties under development and the elimination of the Company's share of development fee income.  These items are amortized over 40 years using the straight-line method.




                      AMLI RESIDENTIAL PROPERTIES TRUST

     INVESTMENTS IN SERVICE COMPANIES

     The Company owns 5% of the voting common stock and 100% of the nonvoting preferred stock in the Service Companies, which provide property management, corporate homes administration, construction, landscaping, investment advisory and asset management services to the Company and to certain other parties. The nonvoting preferred stock entitles the Company to approximately 95% of all cash distributions from the Service Companies. No dividends have been paid by the Service Companies for any of the three years ended December 31, 1999.

     Summarized combined financial information of the various Service Companies at and for the years ended December 31, 1999, 1998 and 1997 follows:

                                        1999         1998         1997
                                      -------      -------      -------
        Income (1)                    $16,479       12,323        8,402
        General and administrative
          expenses                    (11,782)      (7,700)      (6,441)
                                      -------      -------      -------
                                        4,697        4,623        1,961

        Interest                       (3,748)      (2,352)      (1,049)
        Depreciation (2)               (1,616)      (1,297)        (381)
        Income taxes                       79         (362)        (312)
                                      -------      -------      -------
          Net income (loss)           $  (588)         612          219
                                      =======      =======      =======

        Total assets                  $50,055       44,759       26,410
                                      =======      =======      =======

        (1)  Net of construction and landscaping costs.

        (2) Includes $668 annual amortization of goodwill in 1999 and 1998.


     Substantially all interest expense of the Service Companies results from notes payable to the Company at interest rates ranging from 9.5% to 13.0%. Interest and share of income from Service Companies as included in the accompanying Consolidated Statements of Operations is reconciled below:

                                         1999        1998        1997
                                       --------    --------    --------

    Intercompany interest expensed .   $  3,748       2,352       1,049
    Intercompany interest
      capitalized. . . . . . . . . .        569         542        --
    Net income (loss). . . . . . . .       (588)        612         219
    Intercompany eliminations and
      other owner's share. . . . . .       (667)       (746)       (117)
                                       --------    --------    --------
                                       $  3,062       2,760       1,151
                                       ========    ========    ========

                      AMLI RESIDENTIAL PROPERTIES TRUST

4.  RELATED PARTY TRANSACTIONS

     During 1999, 1998 and 1997, the Company accrued or paid to the Service Companies and partnerships other costs and expenses as follows:

                                    1999           1998           1997
                                   ------         ------         ------

    Management fees                $2,875          2,698          2,147
    General contractor fees           433          1,167            857
    Interest expense                  561            561             36
    Landscaping and
      grounds maintenance           2,116            786            629
                                   ======         ======         ======

     In addition, at December 31, 1999, 1998 and 1997, the Company owed Amrescon $2,068, $1,967 and $8,403, respectively, for construction costs of communities under development.

     During 1999, 1998 and 1997, the Company earned or received from the Service Companies and partnerships other income as follows:

                                    1999           1998           1997
                                   ------         ------         ------
    Development fees               $2,693          2,526          1,452
    Acquisition fees                  149           --              281
    Asset management fees             600            603            606
    Debt placement fee                 95             81            --
    Disposition fees (1) (2)          740           --              --
    Accounting and administrative
      fees                             14             12             11
    Interest on advances to
      partnerships                    708            451            --
    Interest on notes and advances
      to Service Companies          4,317          2,894          1,047
                                   ======         ======          =====
   -----------

(1) On August 16, 1999, AMLI at Prairie Court, a 125-unit co-investment property in which the Company had a 1% GP interest, was sold for $13,500. The Company was paid a disposition fee of $354. In addition, the Company received $554 of net sale proceeds representing its promoted interest in the co-investment partnership.

(2) On December 15, 1999, AMLI at Park Place, a 588-unit co-investment property in which the Company had a 25% ownership interest, was sold for $25,750. The Company was paid a 2% disposition fee of $386, net of intercompany elimination.


     The Company leases apartment homes through ACH for short-term residents. Leases are at market rates. Rents and other charges are collected by ACH and payments are remitted to the Company on a periodic basis. During 1999, 1998 and 1997, total revenues of $2,050, $2,129 and $1,362, respectively, were generated from ACH leases of which $0, $22 and $624 were due from ACH at December 31, 1999, 1998 and 1997, respectively.


5.   DEBT

     The table below sets forth certain information relating to the indebtedness of the Company.


                                          AMLI RESIDENTIAL PROPERTIES TRUST

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                 Balance                                 Balance
                                                  Original         at           Interest     Maturity       at
Encumbered Communities                             Amount        12/31/99         Rate         Date      12/31/98
----------------------                            --------       --------       --------     --------    --------

BOND FINANCING:
                                                                              Tax-Exempt
Unsecured (1)                                     $ 40,750        40,750      Rate+1.23%      10/1/24      40,750
                                                                              Tax-Exempt
AMLI at Poplar Creek (1)                             9,500         9,500      Rate+1.15%       2/1/24       9,500
                                                  --------        ------                                  -------
    Total Bonds                                     50,250        50,250                                   50,250
                                                  --------        ------                                  -------

MORTGAGE NOTES PAYABLE TO FINANCIAL INSTITUTIONS:
AMLI at Conner Farms                                13,275        12,498        7.00%         6/15/03      12,739
AMLI at Sherwood (2)                                 7,320          --          7.75%          7/1/03       6,621
AMLI at Riverbend                                   31,000        29,307        7.30%          7/1/03      29,847
AMLI in Great Hills                                 11,000        10,402        7.34%          7/1/03      10,593
AMLI at Valley Ranch                                11,500        10,229       7.625%         7/10/03      10,470
AMLI at Nantucket                                    7,735         7,573        7.70%          6/1/04       7,683
AMLI at Bishop's Gate                               15,380        14,803         (3)           8/1/05      15,072
AMLI at Regents Center                              20,100        19,463         (4)           9/1/05      19,649
AMLI on the Green/AMLI of North Dallas (5)          43,234        41,120       7.789%          5/1/06      41,778
AMLI at Clairmont                                   12,880        12,880        6.95%         2/15/08      12,880
                                                  --------       -------                                 --------
  Total Mortgage Notes Payable                     173,424       158,275 (6)                              167,332
                                                  --------       -------                                 --------





                                          AMLI RESIDENTIAL PROPERTIES TRUST

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                  Balance                                Balance
                                                     Original      at           Interest     Maturity       at
Encumbered Properties                                 Amount     12/31/99         Rate         Date      12/31/98
---------------------                                --------    --------       --------     --------    --------

OTHER NOTES PAYABLE:

AMLI at Park Creek                                     10,322      10,266         7.875%      12/1/38       9,038
Unsecured line of credit (7)(8)                       250,000     145,000        L+1.05%     10/11/02     135,000
Note payable to Service Company                         5,000       5,000         10.00%       1/1/03       5,000
Unsecured note payable to Service Company                 750         750          4.00%       Demand         750
                                                     --------     -------     ---------       -------     -------
  Total Other Notes Payable                           266,072     161,016                                 149,788
                                                     --------     -------                                 -------
  Total                                              $489,746     369,541                                 367,370
                                                     ========     =======                                 =======


(1)   The terms of these tax-exempt bonds require that a portion of the apartment units be leased to individuals who qualify based on income levels specified by the U.S. Government.  The bonds bear interest at a variable rate that is adjusted weekly based upon the remarketing rate for these bonds (3.95% for AMLI at Spring Creek and AMLI at Poplar Creek at February 23, 2000).  The credit enhancement for the AMLI at Spring Creek bonds was provided by a $41,297 letter of credit from Wachovia Bank that expires on October 15, 2002 and the credit enhancement for the
AMLI at Poplar Creek bonds was provided by a $9,617 letter of credit from LaSalle National Bank that expires
December 18, 2002.

(2)   This loan was repaid without penalty on September 15, 1999.

(3)   This original $14,000 mortgage bears interest at 9.1%.  It was valued at $15,380 to reflect a 7.25% market rate of interest when assumed in connection with the acquisition of AMLI at Bishop's Gate on October 17, 1997.

(4)   $13,800 at 8.73% and $6,300 at 9.23%.

(5)   These two properties secure the FNMA loan that was sold at a discount of $673.  At December 31, 1999, the unamortized discount amount is $426.





                                          AMLI RESIDENTIAL PROPERTIES TRUST

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(6)   All but $20,963 of the total is non-recourse to the partners of the Operating Partnership.

(7)   The Company has used interest rate swaps on $75,000 of the outstanding amount to fix its base interest rate
(before current lender's spread) at an average of 6.22%.

(8)   The Company's unsecured line of credit has been provided by a group of eight banks led by Wachovia Bank,
N.A. and Bank One, N.A.  In October 1999, the Company increased the line of credit by $50,000 to $250,000, expandible to $300,000, and extended the maturity of the line of credit by one year to October 2002 with two one-
year renewal options.  In addition, the interest rate, which is based in part on the credit rating assigned to unsecured borrowings, increased to LIBOR plus 1.05% from LIBOR plus 0.90%.  This unsecured line of credit requires that the Company meet various covenants typical of such an arrangement, including minimum net worth, minimum debt service coverage and maximum debt to equity percentage.  The unsecured line of credit is used for acquisition and development activities and working capital needs.

























                                          AMLI RESIDENTIAL PROPERTIES TRUST

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     As of December 31, 1999, the scheduled maturities of the Company's debt are as follows:

                                                          FIXED RATE
                                                           MORTGAGE                    NOTES
                                                         NOTES PAYABLE    UNSECURED   PAYABLE TO
                                               BOND      TO FINANCIAL       LINES      SERVICE
                                            FINANCINGS   INSTITUTIONS     OF CREDIT   COMPANIES         TOTAL
                                            ----------   -------------    ---------  -----------      --------

2000 . . . . . . . . . . . . . . . . . .     $   --              2,808        --             750         3,558
2001 . . . . . . . . . . . . . . . . . .         --              3,038        --           --            3,038
2002 . . . . . . . . . . . . . . . . . .        50,250           3,271      145,000        --          198,521
2003 . . . . . . . . . . . . . . . . . .         --             60,105        --           5,000        65,105
2004 . . . . . . . . . . . . . . . . . .         --              8,931        --           --            8,931
Thereafter . . . . . . . . . . . . . . .         --             90,388        --           --           90,388
                                               -------         -------      -------      -------       -------
                                               $50,250         168,541      145,000        5,750       369,541
                                               =======         =======      =======      =======       =======


                      AMLI RESIDENTIAL PROPERTIES TRUST

     At December 31, 1999 and 1998, the carrying value and fair value of the Company's long-term debt are not considered to be significantly different. The Company considers the interest rates on its long-term debt as market rates, based on interest rates, payment terms and maturities available to the Company as of December 31, 1999 and 1998, for these types of loans, and estimates that the fair value of its long-term debt approximates the carrying value at December 31, 1999 and exceeds the carrying value by approximately $3,100 at December 31, 1998.

6.  INCOME TAXES

     The Company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to Federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 95% of its taxable income to its shareholders and complies with certain other requirements. In 1999, the Company distributed approximately 90% of its taxable income and will designate a portion of its dividends being paid during 2000 as a throw back dividend to 1999. Accordingly, no provision has been made for Federal income taxes for the Company. Dividends paid in 1999 were fully taxable (54% as capital gain and 46% as ordinary income). Approximately 6.9% of dividends paid during 1998 represented a return of capital.

7.  SHAREHOLDERS' EQUITY

     Upon the closing of the Company's Initial Offering on February 15, 1994, a total of 11,530,370 of the Company's common shares were issued and outstanding. At that time, the Company owned a like number of OP Units, which represented approximately 81% of the total 14,426,710 OP Units outstanding at that time.

     During 1999, 1998 and 1997, a total of 55,556, 317,485 and 365,381 OP
Units were issued, respectively, to third parties as partial consideration for the acquisition of certain communities and land parcels. A total of 53,712, 32,756 and 34,535 OP Units were converted to common shares during 1999, 1998 and 1997, respectively.

     Pursuant to the authority vested to the Board of Trustees in the Declaration of Trust dated January 31, 1994, the Trustees classified and designated 1,500,000 unissued shares of beneficial interest of the Company as Series A cumulative convertible preferred shares of beneficial interest.

On January 30, 1996, the Company completed the sale of 1,200,000 newly issued Series A convertible preferred shares, $0.01 par value, for $24,000 in a registered offering. The price per share of $20 was the price of the Company's common shares on January 15, 1996. The Company sold the Series A preferred shares directly to four institutional investors and ARC without the use of a placement agent or underwriter. The proceeds from the sale of these Series A preferred shares, less $82 of transaction costs, were used to reduce the Company's debt, fund development costs and for general corporate purposes.

     The Series A preferred shares will pay an annual dividend equal to $1.72 per share or the dividend amount paid on common shares, whichever is higher. The Company's Board of Trustees authorized the payment of dividends at this annual rate for the period from January 30, 1996 to February 20, 1996, the dividend payment date. The Series A preferred shares are perpetual and generally have no voting rights except in certain limited circumstances. The Series A preferred shares may be converted on a share-for-share basis into common shares at any time at a conversion price that shall be adjusted from time to time. After January 25, 2001, the Company may redeem the Series A preferred shares at its option for cash or

                      AMLI RESIDENTIAL PROPERTIES TRUST
common shares. The Company may redeem the Series A preferred shares for common shares only when the price of the common shares equals or exceeds the conversion price for 20 of the 30 days preceding the date of redemption notice. The Series A preferred shares and the common shares into which the Series A preferred shares may be converted have been registered under the Company's existing shelf registration.

     On February 29, 1996, ARC elected to convert its 100,000 Series A convertible preferred shares into common shares.

     During 1999, 1998 and 1997, a total of 37,271, 43,153 and 36,310 new common shares, respectively, were issued pursuant to the Company's Executive Share Purchase Plan (see note 8).

     On November 27, 1996, the Company closed a 2,750,000 share secondary offering of its common shares. The offering was priced at $21.75 per share. On December 30, 1996, 226,900 additional common shares were issued pursuant to the underwriters' over-allotment option. Net of approximately 5.75% in commissions and selling expenses, proceeds of the 2,976,900 common share offering totaled approximately $61,000. The net proceeds were used to pay down $46,035 of floating rate debt, to prepay a $4,774 first mortgage note payable, and to provide approximately $10,000 of working capital to fund future acquisition and development activities.

     On July 11, 1997, the Company completed a public offering of 1,500,000 common shares at a price of $23.4375 per share. In addition, the underwriters exercised their over-allotment option for 194,700 shares. The net proceeds of $37,500 were used principally to pay down the balance outstanding on the Company's line of credit and to fund acquisition and development activities.

     On February 20, 1998, the Company privately placed $75,000 of Series B convertible preferred shares with an institutional investor. The Series B preferred shares, which were issued at $24 per share and carried an initial annual dividend of $1.80 per share, are non-callable for nine years and not subject to mandatory redemption. The Series B preferred shares are convertible into common shares on a one-to-one basis. The minimum $1.80 per share annual dividend will increase to match the dividend rate on AMLI's common shares (currently $1.84 per share annually) if the annual dividend rate on common shares is increased to more than $1.80 per share. Funding of $25,000 each occurred on March 9, June 30, and September 30, 1998. Total proceeds, net of 1.12% in offering costs, were $74,160.

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

                      AMLI RESIDENTIAL PROPERTIES TRUST

     At December 31, 1999, the Company owned 20,971,138 OP Units, which were approximately 85% of the total 24,538,654 OP Units outstanding. At December 31, 1998, the Company owned 20,880,155 OP Units, which were approximately 85% of the total 24,445,827 OP Units outstanding.


8.  COMMITMENTS AND CONTINGENCIES

     LEASES OF OFFICE SPACE

     The Company shares office space with the Service Companies and with ARC at its Chicago headquarters. Amrescon and AMC share space at regional corporate offices in Atlanta, Dallas, Kansas City and Indianapolis. The Company is party to these leases, which have terms expiring through the year 2008 and which provide for minimum rent and additional rent based on increases in operating expenses.

     The Company's share of lease payments for noncancellable office leases (including amounts allocated to the Service Companies) was $796, $811 and $485 in 1999, 1998 and 1997, respectively. The 1997 expense includes the entire $223 rent for the Atlanta and Dallas offices and rent in Chicago based on actual space occupied at a rate not in excess of the current market rate. As of August 1, 1997, an ARC subsidiary occupying a portion of the Chicago offices relocated to provide additional space for the Company. Concurrently, the Company leased additional space in Chicago and extended its Chicago lease through October 31, 2008. The Company's estimated shares of future minimum rent payments under the operating leases are as follows:

          2000 . . . . . . . . . . . . . . . . . .       $  827
          2001 . . . . . . . . . . . . . . . . . .          838
          2002 . . . . . . . . . . . . . . . . . .          817
          2003 . . . . . . . . . . . . . . . . . .          726
          2004 . . . . . . . . . . . . . . . . . .          683
          Thereafter . . . . . . . . . . . . . . .        2,390
                                                         ------
                                                         $6,281
                                                         ======

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
                                                            ===

     As of January 1, 1995, the Retirement Plan was amended to provide for an additional contribution by Participating Employers, as defined, equal to a percentage (3% for 1999, 1998 and 1997) of each eligible employee's compensation. An employee is eligible who has completed one year of service by, and is an employee as of, either June 30 or December 31 of the year for which the contribution is made. Those semi-annual additional contributions together with the Company's annual 50% matching contribution are to be invested in open market purchases of the Company's common shares and other investments. Such contributions, by and on behalf of affiliates of the Company, were $573, $487 and $314 in 1999, 1998 and 1997, respectively, all of which were invested in Company shares.

                      AMLI RESIDENTIAL PROPERTIES TRUST

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

     PERFORMANCE INCENTIVE PLAN

     In 1995, the Company established a Performance Incentive Plan (the "Incentive Plan") whereby executive and key officers and employees may receive OP Units or cash if a target growth in FFO is achieved for a period of five years (or as many as ten years if the target is not reached sooner) starting from the year the rights under this Incentive Plan are granted.
If the target growth in FFO is achieved, OP Units actually issued under this Incentive Plan will include both the original award plus additional OP Units based on assumed re-investment of dividends from the date of the award to the date of issuance. Expense is recognized for financial reporting purposes over the five-year determination period for each year's award based upon the estimated value at December 31, 1999 of the OP Units to be issued. In 1999, 1998 and 1997, a total of $385, $533 and $249, respectively, was charged to expense by the Company and the Service Companies pursuant to this Incentive Plan. At December 31, 1999, there are 127,458 OP Units (net of cancellations) that may be issued in conjunction with the Incentive Plan, as follows:

                                                         At December 31,
                                                           1999 After
                                           Original        Dividend
                                            Award        Re-investment
                                           --------      ---------------

         January 1995 Award (1). .          17,700            25,600
         January 1996 Award. . . .          13,350            17,685
         February 1997 Award . . .          15,700            19,201
         December 1997 Award . . .          24,700            30,145
         November 1998 Award . . .          24,300            25,777
         November 1999 Award (2) .           9,050             9,050
                                           -------           -------
                                           104,800           127,458
                                           =======           =======

(1) The Board of Trustees has determined that the target FFO growth for the five year period from January 1995 through December 31, 1999 was achieved and accordingly approved payment to individuals who had fully vested Incentive Plan Awards. The amount paid (equal to the value of the Company's stock at January 31, 2000 times the number of fully vested January 1995 awards) totaled $573, and has been fully accrued by the Company and its Service Company subsidiaries.

(2) In lieu of the November 1999 award, certain officers were awarded forgivable loans (see Shareholder Loans to Officers/Trustees).

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

     On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." Pursuant to its provisions, the Company may either record additional compensation expense each year based on the fair value of the Options granted in that year, or, as the Company has elected under APB No. 25, record no such additional compensation costs in its consolidated financial statements and disclose the pro forma effects as if SFAS No. 123 had been applied. Disclosure of pro forma effects are required only for Options granted after December 31, 1994. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not included because compensation cost is reflected over the vesting period of five years and compensation cost for Options granted prior to January 1, 1995 is not considered. Had the Company determined compensation cost based upon the fair value at the grant date for these Options under SFAS No. 123, the charge against the Company's net income would have been $227, $200 and $113 for the years ended December 31, 1999, 1998 and 1997, respectively, or less than $0.01 per share in each of these years.

     The Trustees who are not members of management hold 21,925 Options.
At December 31, 1999, there were 487,833 vested Options held by employees at a weighted average exercise price of $20.50 per share. Through
December 31, 1999, 1,666 Options have been exercised and none have expired.

     At December 31, 1999, Options have been issued for all but 400,075 of the 2,000,000 shares reserved for issuance under the Option Plan. The per share weighted average fair value of Options granted during 1999, 1998 and 1997 was $1.42, $1.39 and $1.61, respectively, on the date of grant using the Black Scholes Option-pricing model with the following weighted average assumptions: 1999 - expected dividend yield 7.83%, risk-free interest rate of 6.23%, expected life of 5.0 years and expected volatility rate of 16.14%; 1998 - expected dividend yield 7.91%, risk-free interest rate of 5.11%, expected life of 4.06 years and expected volatility rate of 17.16%; and 1997 - expected dividend yield 7.76%, risk-free interest rate of 6.03%, expected life of 4.24 years and expected volatility rate of 16.53%. The Options granted under this plan have a contractual term of ten years (except that the Options granted in 1995 have a contractual term of seven years).

                      AMLI RESIDENTIAL PROPERTIES TRUST

     Stock Option activity for employees during the years ended
December 31, 1999, 1998 and 1997 is as follows:

                                                               WEIGHTED
                                                               AVERAGE
                                            NUMBER OF          EXERCISE
                                             SHARES             PRICE
                                            ---------         ---------

    Balance at December 31, 1996              602,100           $20.21

Granted                                       310,000            22.96
Cancelled                                     (10,434)           20.80
                                            ---------           ------
    Balance at December 31, 1997              901,666            21.23

Granted                                       312,000            21.80
Cancelled                                     (40,500)           21.33
Exercised                                      (1,666)           20.50
                                            ---------           ------
    Balance at December 31, 1998            1,171,500            21.36

Granted                                       412,500            20.82
Cancelled                                      (6,000)           21.98
Exercised                                       --                 --
                                            ---------           ------
    Balance at December 31, 1999            1,578,000           $21.26
                                            =========           ======

     At December 31, 1999, the range of exercise prices was $18.25-$23.50 and the weighted average remaining contractual life of the outstanding Options was 7.4 years.

     EXECUTIVE SHARE PURCHASE PLAN

     At their 1996 Annual Meeting, the Company's shareholders approved the AMLI Residential Properties Trust Executive Share Purchase Plan (the "Purchase Plan"). Individuals eligible to participate in the Purchase Plan included all nine Trustees (who may each in any one year acquire newly-issued common shares having a value as of the acquisition date of up to $100) and 31 members of management (who may in any one year acquire newly-issued common shares having a value as of the acquisition date of up to the lower of $100 or 50% of their annual base compensation). Starting in 2000, the only Trustees eligible to increase their participation in the Purchase Plan are Messrs. Sweet and Tague.

     The common shares may be acquired at 85% of their then current value, and the participants may elect to receive financing for up to 80% of their acquisition cost. The 15% discount is taxable income to the participants and expense for the Company's financial reporting purposes in the year in which the common shares are issued.

     During 1999, 1998 and 1997, Trustees and employees acquired a total of 37,271, 43,153 and 36,310 common shares, respectively, pursuant to the Purchase Plan. Related shareholder loans ($445 in 1999, $636 in 1998 and $526 in 1997) bear interest at rates ranging from 6.42% to 8.23% and are partially amortizing over a ten-year term. At December 31, 1999 and 1998, the outstanding balances of these loans were $1,546 and $1,278, respectively, and are included in the accompanying balance sheets as a reduction of shareholders' equity. Total expense recorded in 1999, 1998 and 1997 for the 15% discount, including the Service Companies' share, was $117, $146 and $126, respectively.

                      AMLI RESIDENTIAL PROPERTIES TRUST

     SHAREHOLDER LOANS TO OFFICERS/TRUSTEES

     During 1999, 1998 and 1997, the Board of Trustees approved up to $0, $3,550 and $5,980, respectively, in recourse loans to the four Officers/Trustees and eleven other officers to enable them to acquire on the open market approximately 430,559 of the Company's common shares of beneficial interest. These loans bear interest at rates ranging from 4.45% to 6.23% and have terms of nine years. At December 31, 1999, 1998 and 1997, the balances of these loans totaled $9,156, $9,390 and $5,959, respectively, and are included in the accompanying balance sheets as a reduction of shareholders' equity.

     During 1999, the Board of Trustees approved a new loan program ("New Loan Program") for certain officers as a substitute for the Incentive Plan.

In December 1999, the Company loaned $1,297 to certain officers to purchase 62,100 Company shares on the open market. The loans bear interest at 6.06%. Interest only is payable during the five-year loan term. The New Loan Program provides for forgiveness of the loan over a five-year period, starting in the third year of the loan. The Company will expense the loan amount over the five-year loan term using the straight-line method and will include such amount in compensation expense.

     PURCHASE OBLIGATION

     The limited partnership agreements of AMLI at Verandah L.P. and AMLI on Timberglen, L.P. provide for the redemption (at an amount determined by formula) by the partnerships of the limited partners' entire interests, in the limited partners' sole discretion, at any time after March 25, 2002 and December 16, 2003, respectively, or at any time that there is a designated event of default on related indebtedness of the partnerships, which event of default remains uncured and unwaived to the time of notice of redemption election. The redemption amount may be paid in cash or Company common shares of beneficial interest, or any combination thereof, in the sole discretion of the Company.

     LETTERS OF CREDIT

     At December 31, 1999, the Company is contingently liable on $4,897 in bank letters of credit issued to secure commitments made in the ordinary course of business by the Company and its co-investment partnerships.

     LEGAL ACTIONS

     The Company is a party to several legal actions which arose in the normal course of business. In the opinion of management, there will be no adverse consequences from these actions which would be material to the Company's financial position or results of operations.


9.   SUBSEQUENT EVENTS

     On January 13, 2000, the Company, through a co-investment partnership, acquired AMLI Midtown, a 419-unit apartment community located in Houston, Texas for the purchase price of $33,250. Concurrent with the closing of the acquisition, the Company contributed $5,439 and the co-investors contributed $6,540 for a total contribution of $11,979. Northwestern Mutual Life Insurance Company provided the first mortgage loan that bears interest at 7.52% with a term of seven years amortizable over a 30-year period. AMLI Midtown contains 368,818 rentable square feet in nineteen three-story buildings that were built in 1998 on a seven-acre site. The Company owns a 45% interest in this partnership.

                      AMLI RESIDENTIAL PROPERTIES TRUST

     On February 3, 2000, the Company completed the sale of AMLI at Sope Creek, a 695-unit apartment community located in Marietta, Georgia. AMLI at Sope Creek was developed by the Company in phases in 1982, 1983 and 1995, and its depreciated cost of $19,784 is shown separately in the accompanying balance sheet at December 31, 1999. The sale price of $42,500 was received in cash. On the same date, a portion of the proceeds of the sale were used to acquire, in a transaction accounted for as a deferred third party exchange for Federal income tax purposes, AMLI at StoneHollow, a 606-unit apartment community located in Austin, Texas. AMLI at StoneHollow contains 524,660 rentable square feet in 28 three-story buildings constructed in 1997 on a 36-acre site. In addition, the Company acquired the 99% ownership interest in AMLI at Towne Creek that it did not already own, to complete the deferred third party exchange. AMLI at Towne Creek is a 150-unit apartment community located in Gainesville, Georgia, which the Company developed in 1989.

     In February 2000, Amrescon merged with and into AMC.


10.  SEGMENT REPORTING

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

     The Company defines each of its multifamily communities as an individual operating segment. It has also determined that all communities have similar economic characteristics and also meet the other criteria which permit the communities to be aggregated into one reportable segment, that being the development, acquisition, operation and ownership of multifamily communities in its target markets throughout the Southeast, Southwest, and Midwest. The Company's chief operating decision-maker assesses and measures segment operating results based on a performance measure referred to as net operating income at the individual operating segment and FFO at the aggregated segment level. The National Association of Real Estate Investment Trusts defines FFO as net income (computed in accordance with generally accepted accounting principles ("GAAP")), excluding extraordinary gains (losses) from debt restructurings and gains (losses) from sales of depreciable operating properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships, joint ventures, and other affiliates. Adjustments for unconsolidated partnerships, joint ventures and other affiliates are calculated to reflect FFO on the same basis. FFO does not represent cash flows from operations, as defined by GAAP; is not indicative that cash flows are adequate to fund all cash needs; and is not to be considered an alternative to net income or any other GAAP measure as a measurement of the results of the Company's operations or the Company's cash flows or liquidity as defined by GAAP. In accordance with additional guidance issued by NAREIT in October 1999, the Company's FFO for 1996 and 1995 were restated to include items previously excluded.

     The revenues, net operating income, FFO, assets, investments in partnerships and total expenditures for property additions for the Company's reportable segment for the years ended December 31, 1999, 1998, and 1997 are summarized as follows:

                      AMLI RESIDENTIAL PROPERTIES TRUST

                                         1999         1998         1997
                                      ----------   ----------   ----------

Multifamily segment revenues (1) . .  $  204,071      172,582      130,135
Reconciling items:
  Reduce co-investment revenues
    to Company's share (2) . . . . .     (84,834)     (62,584)     (44,392)
  Interest income and share of
    income (loss) from Service
    Companies. . . . . . . . . . . .       3,062        2,760        1,151
  Other interest income. . . . . . .       1,683        1,272          521
  Other revenues . . . . . . . . . .       5,126        3,323        2,658
                                      ----------   ----------   ----------
Consolidated revenues. . . . . . . .  $  129,108      117,353       90,073
                                      ==========   ==========   ==========

Multifamily segment net operating
 income (1). . . . . . . . . . . . .  $  114,668      103,043       76,633

Reconciling items to FFO:
  Reduce co-investment net
   operating income to Company's
   share (3) . . . . . . . . . . . .     (34,722)     (32,845)     (23,350)
  Interest income and share of
    income (loss) from Service
    Companies. . . . . . . . . . . .       3,477        3,160        1,151
  Other interest income. . . . . . .       1,683        1,272          521
  Other revenues . . . . . . . . . .       5,126        3,323        2,658
  General and administrative
    expenses . . . . . . . . . . . .      (4,042)      (3,993)      (2,850)
  Interest expense and loan cost
    amortization . . . . . . . . . .     (22,611)     (20,728)     (12,591)
                                      ----------   ----------   ----------
Consolidated FFO before minority
  interest . . . . . . . . . . . . .      63,579       53,232       42,172
                                      ----------   ----------   ----------
Reconciling items to net income:
  Depreciation - wholly owned
    properties . . . . . . . . . . .     (18,194)     (17,963)     (13,220)
  Depreciation - share of
    co-investment properties . . . .      (5,057)      (3,793)      (2,483)
  Share of Service Company's
    goodwill amortization. . . . . .        (415)        (400)       --
  Gains on sales of residential
    properties . . . . . . . . . . .      21,158        3,621        2,457
                                      ----------   ----------   ----------
Income before minority interest
  and extraordinary items. . . . . .      61,071       34,697       28,926
Minority interest. . . . . . . . . .       9,333        4,997        4,378
                                      ----------   ----------   ----------
Income before extraordinary
  items. . . . . . . . . . . . . . .  $   51,738       29,700       24,548
                                      ==========   ==========   ==========

                      AMLI RESIDENTIAL PROPERTIES TRUST

                                         1999          1998         1997
                                      ----------   ----------   ----------

Segment assets (1) (4) . . . . . . .  $1,462,051    1,281,291    1,061,378

Reconciling items:
  Subsequent capital expenditures
   (1) . . . . . . . . . . . . . . .      79,089       21,239       13,154
  Reduce co-investment properties
    to Company's share (5) . . . . .    (704,297)    (490,616)    (369,856)
  Accumulated depreciation . . . . .     (90,441)     (78,143)     (62,641)
  Other assets (6) . . . . . . . . .      58,216       51,821       37,943
                                      ----------   ----------   ----------
Total assets . . . . . . . . . . . .  $  804,168      785,592      679,978
                                      ==========   ==========   ==========

Investments in partnerships. . . . .  $  107,518       72,150       50,729
                                      ==========   ==========   ==========
Total expenditures for property
 additions (1) . . . . . . . . . . .  $  157,547      201,058      285,058
                                      ==========   ==========   ==========
----------

(1) Represents all properties in which the Company has an ownership interest, except AMLI at Prairie Court and AMLI at Towne Creek, in which the Company has a 1% GP interest.

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

(6) Non segment assets consist primarily of cash and cash equivalents, deferred expenses, security deposits, notes receivable from and advances to Service Companies and other assets.


     The Company does not derive any of its consolidated revenues from foreign countries and does not have any major customers that individually account for 10% or more of the Company's consolidated revenues.


                                          AMLI RESIDENTIAL PROPERTIES TRUST

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


11.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                             YEAR ENDED DECEMBER 31, 1999
                                                                        -------------------------------------
                                                                        FIRST    SECOND      THIRD     FOURTH
                                                                        -----    ------      -----     ------

Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $30,453    32,961     33,851     31,843
Income before minority interest
  and extraordinary item . . . . . . . . . . . . . . . . . . . . .       8,428    10,602     10,504     31,537
Minority interest. . . . . . . . . . . . . . . . . . . . . . . . .       1,148     1,513      1,514      5,158
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,407     7,300      7,201     24,549
Earnings per common share - basic:
  Income before extraordinary item . . . . . . . . . . . . . . . .        0.32      0.43       0.42       1.44
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .        0.32      0.43       0.42       1.44
Earnings per common share - diluted:
  Income before extraordinary item . . . . . . . . . . . . . . . .        0.32      0.43       0.42       1.26
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .        0.32      0.43       0.42       1.26


                                                                             YEAR ENDED DECEMBER 31, 1998
                                                                        -------------------------------------
                                                                        FIRST    SECOND      THIRD     FOURTH
                                                                        -----    ------      -----     ------

Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $26,662    29,309     30,155     31,227
Income before minority interest
  and extraordinary item . . . . . . . . . . . . . . . . . . . . .       6,259     7,690      8,302     12,446
Minority interest. . . . . . . . . . . . . . . . . . . . . . . . .         933     1,109      1,129      1,826
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,722     5,623      5,750      8,730
Earnings per common share - basic:
  Income before extraordinary item . . . . . . . . . . . . . . . .        0.28      0.34       0.35       0.52
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .        0.28      0.34       0.35       0.52
Earnings per common share - diluted:
  Income before extraordinary item . . . . . . . . . . . . . . . .        0.28      0.34       0.35       0.52
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .        0.28      0.34       0.34       0.52




                                                                                                      SCHEDULE III

                                           AMLI RESIDENTIAL PROPERTIES TRUST
                                 CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                   DECEMBER 31, 1999
                                                (Dollars in thousands)


                                                                                            GROSS AMOUNT AT WHICH
                                                  INITIAL COSTS (A)                    CARRIED AT CLOSE OF PERIOD (B)
                                      --------------------------------------     -------------------------------------
                                                                  COSTS
                        RELATED                   BUILDINGS     CAPITALIZED                  BUILDINGS
                        ENCUM-                      AND        SUBSEQUENT TO                   AND
PROPERTIES             BRANCES(C)      LAND      IMPROVEMENTS   ACQUISITION         LAND    IMPROVEMENTS        TOTAL
----------             ----------   ---------    ------------  -------------     ---------- ------------     ----------
DALLAS/FT. WORTH TX

AMLI:
 at AutumnChase. . . . .$   --         4,313          29,502            590          4,447       29,958         34,405
 at Bent Tree. . . . . .    --         2,854          16,173            532          2,856       16,703         19,559
 at Bishop's Gate. . . .  14,803       3,659          20,708            (41)         3,616       20,710         24,326
 at Chase Oaks . . . . .    --         1,003           9,513            476          1,003        9,989         10,992
 at Gleneagles . . . . .    --         3,178          22,723            535          3,182       23,254         26,436
 on the Green. . . . . .  11,694       1,693          17,007            535          1,693       17,542         19,235
 at Nantucket. . . . . .   7,573       1,931           6,817            405          1,931        7,222          9,153
 of North Dallas . . . .  29,426       7,278          37,204          3,922          7,278       41,126         48,404
 on Rosemeade. . . . . .    --         1,534           9,182            471          1,534        9,653         11,187
 at Valley Ranch . . . .  10,229       3,139          16,199          1,759          3,139       17,958         21,097
                         -------      ------         -------          -----         ------      -------        -------
Subtotal - Dallas/
  Ft. Worth, TX. . . . .  73,725      30,582         185,028          9,184         30,679      194,115        224,794
                         -------      ------         -------          -----         ------      -------        -------
AUSTIN, TX
AMLI:
 at the Arboretum. . . .    --         1,664           9,480            508          1,664        9,988         11,652
 in Great Hills. . . . .  10,402       3,228          14,304          1,129          3,228       15,433         18,661
 at Martha's
   Vineyard. . . . . . .    --         2,154          13,216            832          2,154       14,048         16,202
 at Lantana Ridge. . . .    --         3,582          20,299            220          3,585       20,516         24,101
                         -------      ------         -------          -----         ------      -------        -------
Subtotal - Austin, TX. .  10,402      10,628          57,299          2,689         10,631       59,985         70,616
                         -------      ------         -------          -----         ------      -------        -------

                                                                                           SCHEDULE III - CONTINUED


                                           AMLI RESIDENTIAL PROPERTIES TRUST
                           CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                        DATE       DEPRECIABLE
                                 ACCUMULATED          COMPLETED/      LIVES
PROPERTIES                       DEPRECIATION          ACQUIRED       YEARS
----------                       ------------         ----------   -----------
DALLAS/FT. WORTH TX

AMLI:
 at AutumnChase. . . . . . .           3,511           7/91-9/98   5 - 40 years
 at Bent Tree. . . . . . . .           1,122           10/15/97    5 - 40 years
 at Bishop's Gate. . . . . .           1,418           10/17/97    5 - 40 years
 at Chase Oaks . . . . . . .           1,815           06/02/94    5 - 40 years
 at Gleneagles . . . . . . .           5,244          7/88-11/96   5 - 40 years
 on the Green. . . . . . . .           3,251           02/16/94    5 - 40 years
 at Nantucket. . . . . . . .           2,745           12/16/88    5 - 40 years
 of North Dallas . . . . . .           6,774           7/89-7/90   5 - 40 years
 on Rosemeade. . . . . . . .           1,720           12/28/90    5 - 40 years
 at Valley Ranch . . . . . .           3,090           05/25/90    5 - 40 years
                                      ------
  Subtotal - Dallas/
    Ft. Worth, TX. . . . . .          30,690
                                      ------
AUSTIN, TX
AMLI:
 at the Arboretum. . . . . .           2,818           06/04/86    5 - 40 years
 in Great Hills. . . . . . .           2,665           01/18/91    5 - 40 years
 at Martha's
   Vineyard. . . . . . . . .           2,389           10/09/92    5 - 40 years
 at Lantana Ridge. . . . . .           1,463           09/30/97    5 - 40 years
                                      ------
  Subtotal -
    Austin, TX . . . . . . .           9,335
                                      ------


                                                                                           SCHEDULE III - CONTINUED

                                           AMLI RESIDENTIAL PROPERTIES TRUST
                           CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
                                                                                            GROSS AMOUNT AT WHICH
                                                    INITIAL COSTS (A)                  CARRIED AT CLOSE OF PERIOD (B)
                                         --------------------------------------      ----------------------------------
                                                                     COSTS
                             RELATED                  BUILDINGS    CAPITALIZED                  BUILDINGS
                             ENCUM-                     AND       SUBSEQUENT TO                   AND
PROPERTIES                  BRANCES(C)      LAND     IMPROVEMENTS  ACQUISITION        LAND     IMPROVEMENTS     TOTAL
----------                  ----------   ---------   ------------ -------------    ----------  ------------  ----------
ATLANTA, GA
AMLI:
 at Killian Creek. . . . . .     --         2,046         13,677           259         2,046        13,936      15,982
 at Spring Creek . . . . . .     --         8,579         45,971         2,789         8,579        48,760      57,339
 at Vinings. . . . . . . . .     --         2,405         17,595           693         2,406        18,287      20,693
 at West Paces . . . . . . .     --         2,160         20,595           377         2,160        20,972      23,132
 at Park Creek . . . . . . .   10,266       1,207         10,052            63         1,208        10,114      11,322
 at Peachtree City . . . . .     --         2,870         16,955           240         3,001        17,064      20,065
 at Clairmont. . . . . . . .   12,880       2,791         15,640           591         2,791        16,231      19,022
                              -------      ------        -------        ------        ------       -------     -------
Subtotal - Atlanta, GA . . .   23,146      22,058        140,485         5,012        22,191       145,364     167,555
                              -------      ------        -------        ------        ------       -------     -------
KANSAS CITY
AMLI:
 at Alvamar. . . . . . . . .     --           727          6,983           354           727         7,337       8,064
 at Regents Center . . . . .   19,463       2,260         22,397           923         2,265        23,315      25,580
 at Town Center. . . . . . .     --         1,231         11,837           488         1,350        12,206      13,556
 at Centennial Park. . . . .     --         2,445         13,855           423         2,447        14,276      16,723
 at Lexington Farms. . . . .     --         4,776         27,060           178         4,776        27,238      32,014
                              -------      ------        -------        ------        ------       -------     -------
Subtotal - Overland, KS. . .   19,463      11,439         82,132         2,366        11,565        84,372      95,937
                              -------      ------        -------        ------        ------       -------     -------
INDIANAPOLIS, IN
AMLI:
 at Riverbend. . . . . . . .   29,307       5,184         33,209         4,856         5,184        38,065      43,249
 at Conner Farms . . . . . .   12,498       3,262         18,484           466         3,262        18,950      22,212
 at Eagle Creek. . . . . . .     --         2,477         14,038           109         2,478        14,146      16,624
                              -------      ------        -------        ------        ------       -------     -------
Subtotal - Indianapolis, IN.   41,805      10,923         65,731         5,431        10,924        71,161      82,085
                              -------      ------        -------        ------        ------       -------      -------




                                           AMLI RESIDENTIAL PROPERTIES TRUST
                           CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                    INITIAL COSTS (A)                  CARRIED AT CLOSE OF PERIOD (B)
                                         --------------------------------------      ----------------------------------
                                                                     COSTS
                             RELATED                  BUILDINGS    CAPITALIZED                  BUILDINGS
                             ENCUM-                     AND       SUBSEQUENT TO                   AND
PROPERTIES                  BRANCES(C)      LAND     IMPROVEMENTS  ACQUISITION        LAND     IMPROVEMENTS     TOTAL
----------                  ----------   ---------   ------------ -------------    ----------  ------------  ----------
CHICAGO, IL
AMLI:
 at Poplar Creek . . . . . .    9,500       1,878         10,643           548         1,885        11,184      13,069
                              -------      ------        -------        ------        ------       -------     -------
Subtotal - Chicago, IL . . .    9,500       1,878         10,643           548         1,885        11,184      13,069
                              -------      ------        -------        ------        ------       -------     -------
   TOTAL PROPERTIES. . . . .  178,041      87,508        541,318        25,230        87,875       566,181     654,056
                              -------      ------        -------        ------        ------       -------     -------
Other. . . . . . . . . . . .     --            28            248            80            28           328         356
                              -------      ------        -------        ------        ------       -------     -------
   TOTAL . . . . . . . . . .  178,041      87,536        541,566        25,310        87,903       566,509     654,412
                              =======      ======        =======        ======        ======       =======     =======





                                                                                           SCHEDULE III - CONTINUED

                                           AMLI RESIDENTIAL PROPERTIES TRUST
                           CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                        DATE       DEPRECIABLE
                                 ACCUMULATED          COMPLETED/      LIVES
PROPERTIES                       DEPRECIATION          ACQUIRED       YEARS
----------                       ------------         ----------   -----------
ATLANTA, GA
AMLI:
 at Killian Creek. . . . . . .           595           03/13/97    5 - 40 years
 at Spring Creek . . . . . . .        16,479          5/85 - 5/89  5 - 40 years
 at Vinings. . . . . . . . . .         2,570           06/19/92    5 - 40 years
 at West Paces . . . . . . . .         3,500           11/15/93    5 - 40 years
 at Park Creek . . . . . . . .           642           07/31/98    5 - 40 years
 at Peachtree City . . . . . .         1,350           04/30/98    5 - 40 years
 at Clairmont. . . . . . . . .         1,002           01/21/98    5 - 40 years
                                     -------
  Subtotal - Atlanta, GA . . .        26,138
                                     -------
KANSAS CITY
AMLI:
 at Alvamar. . . . . . . . . .         1,159           10/18/94    5 - 40 years
 at Regents Center . . . . . .         3,613          10/94-12/96  5 - 40 years
 at Town Center. . . . . . . .         1,220           12/22/97    5 - 40 years
 at Centennial Park. . . . . .           521           12/28/98    5 - 40 years
 at Lexington Farms. . . . . .         1,000           10/27/98    5 - 40 years
                                     -------
  Subtotal - Overland, KS. . .         7,513
                                     -------
INDIANAPOLIS, IN
AMLI:
 at Riverbend. . . . . . . . .         6,378           12/12/92    5 - 40 years
 at Conner Farms . . . . . . .         1,217           12/22/97    5 - 40 years
 at Eagle Creek. . . . . . . .           513           12/27/98    5 - 40 years
                                     -------
Subtotal - Indianapolis, IN. .         8,108
                                      ------




                                                                                           SCHEDULE III - CONTINUED

                                           AMLI RESIDENTIAL PROPERTIES TRUST
                           CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED



                                                        DATE       DEPRECIABLE
                                 ACCUMULATED          COMPLETED/      LIVES
PROPERTIES                       DEPRECIATION          ACQUIRED       YEARS
----------                       ------------         ----------   -----------
CHICAGO, IL
AMLI:
 at Poplar Creek . . . . . . .           720           12/18/97    5 - 40 years
                                     -------
Subtotal - Chicago, IL . . . .           720
                                     -------
   TOTAL PROPERTIES. . . . . .        82,504
                                     -------
Other. . . . . . . . . . . . .           113
                                     -------
   TOTAL . . . . . . . . . . .        82,617
                                     =======



                                                                                           SCHEDULE III - CONTINUED

                                           AMLI RESIDENTIAL PROPERTIES TRUST
                           CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                                                                            GROSS AMOUNT AT WHICH
                                                       INITIAL COSTS (A)               CARRIED AT CLOSE OF PERIOD (B)
                                                   -------------------------     -------------------------------------
                                                                  COSTS
                        RELATED                   BUILDINGS     CAPITALIZED                  BUILDINGS
                        ENCUM-                      AND        SUBSEQUENT TO                   AND
DESCRIPTION            BRANCES(C)      LAND      IMPROVEMENTS   ACQUISITION         LAND    IMPROVEMENTS        TOTAL
-----------            ----------   ---------    ------------  -------------     ---------- ------------     ----------
PROPERTY HELD
 FOR SALE
AMLI:
 at Sope Creek . . . . .    --         3,347          22,817          1,435          3,378       24,221         27,599
                        --------    --------        --------       --------       --------     --------       --------
TOTAL STABILIZED
 PROPERTIES. . . . . . . 178,041      90,883         564,383         26,745         91,281      590,730        682,011
                        --------    --------        --------       --------       --------     --------       --------
LAND PARCELS
 AND OTHER
AMLI:
 at Mesa Ridge . . . . .    --         3,070            --            1,074          3,121        1,023          4,144
 at Bent Tree II . . . .    --         1,600            --            8,551          1,615        8,536         10,151
 at Kings Harbor . . . .    --         1,765            --              710          1,823          652          2,475
 at Fossil Lake. . . . .    --         2,439            --              648          2,722          365          3,087
 at Prairie Lakes I. . .    --           730            --              220            753          197            950
 at Prairie Lakes II-IV     --         3,595            --            1,414          3,706        1,303          5,009
 at Champions II . . . .    --         2,343            --              298          2,352          289          2,641
 at Cambridge Square . .    --         3,200            --              494          3,232          462          3,694
 at Vista Ridge. . . . .    --         2,617            --              230          2,649          198          2,847
 at Anderson Mill. . . .    --         3,744            --              265          3,835          174          4,009
 at Peachtree City II. .    --         2,973            --              180          3,034          119          3,153
 at Westwood Ridge . . .    --         2,807            --              160          2,855          112          2,967
 at Fossil Lake II . . .    --         1,716            --              471          2,184            3          2,187
                        --------    --------        --------       --------       --------     --------       --------
  TOTAL LAND PARCELS
    AND OTHER. . . . . .    --        32,599            --           14,715         33,881       13,433         47,314
                        --------    --------        --------       --------       --------     --------       --------
  TOTAL. . . . . . . . .$178,041     123,482         564,383         41,460        125,162      604,163        729,325
                        ========    ========        ========       ========       ========     ========       ========



                                                                                           SCHEDULE III - CONTINUED
                                           AMLI RESIDENTIAL PROPERTIES TRUST
                           CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                                        DATE       DEPRECIABLE
                                 ACCUMULATED          COMPLETED/      LIVES
PROPERTIES                       DEPRECIATION          ACQUIRED       YEARS
----------                       ------------         ----------   -----------
PROPERTY HELD
 FOR SALE
AMLI:
 at Sope Creek . . . . . . .           7,815          7/82-12/95   5 - 40 years
                                    --------
TOTAL STABILIZED
 PROPERTIES. . . . . . . . .          90,432
                                    --------

LAND PARCELS
 AND OTHER
AMLI:
 at Mesa Ridge . . . . . . .            --             12/23/96
 at Bent Tree II . . . . . .               9           12/08/97    5 - 40 years
 at Kings Harbor . . . . . .            --             03/03/98
 at Fossil Lake. . . . . . .            --             06/26/98
 at Prairie Lakes I. . . . .            --             07/22/98
 at Prairie Lakes II-IV. . .            --             07/22/98
 at Champions II . . . . . .            --             12/01/98
 at Cambridge Square . . . .            --             05/03/99
 at Vista Ridge. . . . . . .            --             05/03/99
 at Anderson Mill. . . . . .            --             07/08/99
 at Peachtree City II. . . .            --             08/27/99
 at Westwood Ridge . . . . .            --             09/09/99
 at Fossil Lake II . . . . .            --             12/27/99
                                    --------
  TOTAL LAND PARCELS
    AND OTHER. . . . . . . .               9
                                    --------
  TOTAL. . . . . . . . . . .        $ 90,441
                                    ========

NOTES:

        (A)  The initial costs represents the original development costs or original purchase price of the properties to the Company, including closing costs.
        (B)  The aggregate cost of real estate owned at December 31, 1999 for Federal income tax purposes was $691,701.
        (C)  Amounts disclosed exclude current accrued interest and debt not secured by properties.

                                                                                           SCHEDULE III - CONTINUED

                                           AMLI RESIDENTIAL PROPERTIES TRUST
                           CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED




        (D)   Reconciliation of real estate owned:
                                                                    1999                 1998                  1997
                                                                 ----------           ----------           ----------

      Balance at beginning of period . . . . . . . . . . .         $739,764              653,947              495,519
      Additions during period. . . . . . . . . . . . . . .           59,726              190,810              189,939
      Contributions to Joint Venture . . . . . . . . . . .          (34,661)             (96,095)             (19,516)
      Sale of property . . . . . . . . . . . . . . . . . .          (35,504)              (7,737)             (11,995)
      Other. . . . . . . . . . . . . . . . . . . . . . . .            --                  (1,161)               --
                                                                   --------             --------             --------
                                                                   $729,325              739,764              653,947
                                                                   ========             ========             ========

        (E)  Reconciliation of accumulated depreciation:

      Balance at beginning of period . . . . . . . . . . .         $ 78,143               62,641               50,478
      Additions during period. . . . . . . . . . . . . . .           18,194               17,963               13,220
      Sale of property . . . . . . . . . . . . . . . . . .           (5,935)              (2,461)              (1,057)
      Other. . . . . . . . . . . . . . . . . . . . . . . .               39                --                   --
                                                                   --------             --------             --------
      Balance at end of period . . . . . . . . . . . . . .         $ 90,441               78,143               62,641
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


                                  PART III

ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is hereby incorporated by reference to the materials appearing in the Company's Proxy Statement for the annual meeting of shareholders to be held on May 1, 2000 (the "Proxy Statement"), under the captions "Election of Trustees," "Management - Trustees and Executive Officers" and "Section 16(A) Beneficial Ownership Reporting Compliance."


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

                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    (a)  The following documents are filed as part of this report:

         (1)   Independent Auditors' Report. . . . . . . . . . . . . .
               Consolidated Balance Sheets, December 31, 1999
                 and 1998. . . . . . . . . . . . . . . . . . . . . . .
               Consolidated Statements of Operations,
                 years ended December 31, 1999, 1998 and 1997. . . . .
               Consolidated Statements of Shareholders' Equity,
                 years ended December 31, 1999, 1998 and 1997. . . . .
               Consolidated Statements of Cash Flows,
                 years ended December 31, 1999, 1998 and 1997. . . . .
               Notes to Consolidated Financial Statements. . . . . . .

         (2)   Financial Statement Schedule and Independent Auditors'
Report

               TITLE                                              SCHEDULE

               Consolidated Real Estate and
               Accumulated Depreciation. . . . . . . . . . . . . .     III

               The independent auditors' report with respect to the financial statement schedule is on page 50.

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

               10.21 $250,000 (expandable to $300,000) Credit Agreement dated as of October 12, 1999 among AMLI Residential Properties, L.P., the banks listed herein, Wachovia Bank, N.A., as Administrative Agent and Bank One, N.A., as Syndication Agent and PNC Bank, National Association, as Documentation Agent and Harris Trust and Savings Bank, as Senior Managing Agent and Commerzbank AG, New York Branch, as Managing Agent and Wachovia Securities, Inc. and Banc One Capital Markets, Inc., as Co-Lead Arrangers and Joint Book Managers (Incorporated by reference to exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

               21.1     Subsidiaries of the Registrant.

               23.1     Consent of KPMG LLP.

               27       Financial Data Schedule.

               99.1     Financial and Operating Data furnished to
Shareholders and Analysts.

    (b)  Reports on Form 8-K

              No reports on Form 8-K have been filed for the year ended December 31, 1999.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 AMLI RESIDENTIAL PROPERTIES TRUST

Date:  March 17, 2000   By:      /S/ ALLAN J. SWEET
                                 Allan J. Sweet
                                 President and Trustee


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  March 17, 2000   By:      /S/ GREGORY T. MUTZ
                                 Gregory T. Mutz
                                 Chairman of the Board of Trustees

Date:  March 17, 2000   By:      /S/ JOHN E. ALLEN
                                 John E. Allen
                                 Vice-Chairman of the Board of Trustees

Date:  March 17, 2000   By:      /S/ ALLAN J. SWEET
                                 Allan J. Sweet
                                 President and Trustee

Date:  March 17, 2000   By:      /S/ PHILIP N. TAGUE
                                 Philip N. Tague
                                 Executive Vice President and Trustee

Date:  March 17, 2000   By:      /S/ LAURA D. GATES
                                 Laura D. Gates
                                 Trustee

Date:  March 17, 2000   By:      /S/ MARC S. HEILWEIL
                                 Marc S. Heilweil
                                 Trustee

Date:  March 17, 2000   By:      /S/ STEPHEN G. MCCONAHEY
                                 Stephen G. McConahey
                                 Trustee

Date:  March 17, 2000   By:      /S/ QUINTIN E. PRIMO III
                                 Quintin E. Primo III
                                 Trustee

Date:  March 17, 2000   By:      /S/ JOHN G. SCHREIBER
                                 John G. Schreiber
                                 Trustee

Date:  March 17, 2000   By:      /S/ ROBERT J. CHAPMAN
                                 Robert J. Chapman
                                 Chief Financial Officer

Date:  March 17, 2000   By:      /S/ CHARLES C. KRAFT
                                 Charles C. Kraft
                                 Principal Accounting Officer

                              INDEX TO EXHIBITS


Exhibit No.             Document Description
-----------             --------------------

21.1                    Subsidiaries of the Registrant

23.1                    Consent of KPMG LLP

27                      Financial Data Schedule

99.1                    Financial and Operating Data furnished to
Shareholders and Analysts