Form 10-Q
period 2000-03-31
AMLI RESIDENTIAL PROPERTIES TRUST
filed 2000-05-11
CIK 914724

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549


                                   FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



                 For the Quarterly Period Ended March 31, 2000



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

The number of the Registrant's Common Shares of Beneficial Interest outstanding was 17,032,346 as of March 31, 2000.

                                     INDEX



PART I  FINANCIAL INFORMATION


Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheets as of
              March 31, 2000 and December 31, 1999 . . . . . . . .      3

            Consolidated Statements of Operations
              for the three months ended
              March 31, 2000 and 1999. . . . . . . . . . . . . . .      5

            Consolidated Statements of
              Shareholders' Equity
              for the three months ended
              March 31, 2000 . . . . . . . . . . . . . . . . . . .      6

            Consolidated Statements of Cash Flows
              for the three months ended
              March 31, 2000 and 1999. . . . . . . . . . . . . . .      7

            Notes to Consolidated Financial Statements . . . . . .      9

Item 2.     Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations. . . . . . . . . . . . . . . .     30

Item 3.     Quantitative and Qualitative Disclosures
              About Market Risk. . . . . . . . . . . . . . . . . .     38



PART II  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . .     43



SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . .     44

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                       AMLI RESIDENTIAL PROPERTIES TRUST

                          CONSOLIDATED BALANCE SHEETS

                     MARCH 31, 2000 AND DECEMBER 31, 1999

                                  (UNAUDITED)
                   (Dollars in thousands, except share data)



                                                MARCH 31,      DECEMBER 31,
                                                  2000            1999
                                               ----------      ------------

ASSETS:
Rental apartments:
  Land . . . . . . . . . . . . . . . . .       $   93,442            87,903
  Depreciable property . . . . . . . . .          606,378           566,509
                                               ----------        ----------
                                                  699,820           654,412
  Less accumulated depreciation. . . . .          (87,593)          (82,626)
                                               ----------        ----------
                                                  612,227           571,786

Rental properties held for sale,
  net of accumulated depreciation. . . .            --               19,784

Properties under development . . . . . .           60,159            47,314

Investments in partnerships. . . . . . .          118,291           107,518

Cash and cash equivalents. . . . . . . .            2,361             2,318
Deferred expenses, net . . . . . . . . .            3,223             3,377
Security deposits. . . . . . . . . . . .            1,576             1,541
Notes receivable from and advances
  to Service Companies . . . . . . . . .           39,121            35,717
Other assets . . . . . . . . . . . . . .           10,890            15,263
                                               ----------        ----------
          Total assets                         $  847,848           804,618
                                               ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Debt (note 5). . . . . . . . . . . . . .       $  398,867           369,541
Accrued interest payable . . . . . . . .            1,759             1,743
Accrued real estate taxes payable. . . .            5,717             9,999
Construction costs payable . . . . . . .            1,075             2,068
Security deposits and prepaid rents. . .            2,936             2,807
Other liabilities. . . . . . . . . . . .            2,816             3,606
                                               ----------        ----------
          Total liabilities. . . . . . .          413,170           389,764
                                               ----------        ----------

                       AMLI RESIDENTIAL PROPERTIES TRUST

                                                MARCH 31,      DECEMBER 31,
                                                  2000            1999
                                               ----------      ------------

Commitments and contingencies (note 6)

Minority interest. . . . . . . . . . . .           60,707            57,813
                                               ----------        ----------

SHAREHOLDERS' EQUITY:
Series A Cumulative Convertible
 Preferred shares of beneficial
 interest, $0.01 par value,
 1,500,000 authorized, 1,200,000
 issued and 850,000 outstanding
 (aggregate liquidation preference
 of $17,168 and $17,162,
 respectively) . . . . . . . . . . . . .                9                 9

Series B Cumulative Convertible
 Preferred shares of beneficial
 interest, $0.01 par value,
 3,125,000 authorized, issued
 and outstanding (aggregate
 liquidation preference
 of $76,438) . . . . . . . . . . . . . .               31                31

Shares of beneficial interest,
 $0.01 par value, 145,375,000
 authorized, 17,032,346 and
 16,996,138 common shares issued
 and outstanding, respectively . . . . .              170               170

Additional paid-in capital . . . . . . .          422,614           421,989

Employees' and Trustees' notes . . . . .          (11,960)          (12,000)

Dividends paid in excess
 of earnings . . . . . . . . . . . . . .          (36,893)          (53,158)
                                               ----------        ----------

          Total shareholders'
            equity . . . . . . . . . . .          373,971           357,041
                                               ----------        ----------

          Total liabilities and
            shareholders' equity . . . .       $  847,848           804,618
                                               ==========        ==========














         See accompanying notes to consolidated financial statements.

                       AMLI RESIDENTIAL PROPERTIES TRUST

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                  (UNAUDITED)
                   (Dollars in thousands, except share data)


                                                       2000          1999
                                                     --------      --------
Revenues:
  Property:
    Rental . . . . . . . . . . . . . . . . . . .     $ 26,274        26,695
    Other. . . . . . . . . . . . . . . . . . . .        1,537         1,569
  Interest and share of loss from
    Service Companies. . . . . . . . . . . . . .          831           639
  Other interest . . . . . . . . . . . . . . . .          355           327
  Income from partnerships . . . . . . . . . . .        1,185           750
  Other. . . . . . . . . . . . . . . . . . . . .          643           473
                                                     --------      --------
          Total revenues . . . . . . . . . . . .       30,825        30,453
                                                     --------      --------
Expenses:
  Personnel. . . . . . . . . . . . . . . . . . .        2,743         2,643
  Advertising and promotion. . . . . . . . . . .          521           619
  Utilities. . . . . . . . . . . . . . . . . . .          773         1,022
  Building repairs and maintenance
    and services . . . . . . . . . . . . . . . .        1,381         1,292
  Landscaping and grounds maintenance. . . . . .          554           594
  Real estate taxes. . . . . . . . . . . . . . .        3,342         3,420
  Insurance. . . . . . . . . . . . . . . . . . .          230           200
  Property management fees . . . . . . . . . . .          695           707
  Other operating expenses . . . . . . . . . . .          299           265
  Interest . . . . . . . . . . . . . . . . . . .        5,642         5,316
  Amortization of deferred costs . . . . . . . .          118           111
  Depreciation . . . . . . . . . . . . . . . . .        4,966         4,790
  General and administrative . . . . . . . . . .          928         1,046
                                                     --------      --------
          Total expenses . . . . . . . . . . . .       22,192        22,025
                                                     --------      --------

Income before nonrecurring gains
  and minority interest. . . . . . . . . . . . .        8,633         8,428
Gain on sale of residential property . . . . . .       22,316         --
                                                     --------      --------
Income before minority interest. . . . . . . . .       30,949         8,428
Minority interest. . . . . . . . . . . . . . . .        5,021         1,148
                                                     --------      --------
          Net income . . . . . . . . . . . . . .       25,928         7,280

Less income attributable to preferred shares . .        1,829         1,873
                                                     --------      --------

          Net income attributable to
            common shares. . . . . . . . . . . .     $ 24,099         5,407
                                                     ========      ========

Net income per common share - basic  . . . . . .     $   1.42           .32
                                                     ========      ========
Net income per common share - diluted. . . . . .     $   1.23           .32
                                                     ========      ========

Dividends declared and paid per common share . .     $    .46           .45
                                                     ========      ========


         See accompanying notes to consolidated financial statements.

                                              AMLI RESIDENTIAL PROPERTIES TRUST

                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                              THREE MONTHS ENDED MARCH 31, 2000
                                                   (Dollars in thousands)



                                      SHARES OF                         EMPLOYEES'        DIVIDENDS
                                  BENEFICIAL INTEREST    ADDITIONAL        AND               PAID
                                 --------------------     PAID-IN        TRUSTEES'        IN EXCESS
                                  SHARES       AMOUNT     CAPITAL         NOTES          OF EARNINGS         TOTAL
                                 -------       ------   ----------      ---------        -----------       ---------

Balance at
  December 31, 1999. . . . .   20,971,138        $210      421,989        (12,000)          (53,158)         357,041

Shares issued in
 connection with:
  Executive Share
    Purchase Plan. . . . . .        5,821         --           126          --                --                 126
  Employees' and
    Trustees' notes,
    net of repayments. . . .       --             --         --                40              --                 40
  Units converted
    to shares. . . . . . . .       30,387         --           492          --                --                 492
Reallocation of
  minority interest. . . . .       --             --             7          --                --                   7
Earnings in excess of
  dividends paid . . . . . .       --             --         --             --               16,265           16,265
                               ----------        ----      -------        -------           -------          -------
Balance at
  March 31, 2000 . . . . . .   21,007,346        $210      422,614        (11,960)          (36,893)         373,971
                               ==========        ====      =======        =======           =======          =======










                                See accompanying notes to consolidated financial statements.

                       AMLI RESIDENTIAL PROPERTIES TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                  (UNAUDITED)
                            (Dollars in thousands)



                                                       2000          1999
                                                     --------      --------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . .     $ 25,928         7,280
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization. . . . . . .        5,084         4,901
      Cash distributions from partnerships
        in excess of share of income . . . . . .        1,526           750
      Loss from Service Companies. . . . . . . .          378           374
      Gain on sale of residential property . . .      (22,316)        --
      Minority interest. . . . . . . . . . . . .        5,021         1,148
    Changes in assets and liabilities:
      Increase in deferred costs . . . . . . . .           (7)         (131)
      (Increase) decrease in
        security deposits. . . . . . . . . . . .          (35)            2
      Decrease in other assets . . . . . . . . .        2,479         1,367
      Decrease in accrued real estate taxes. . .       (4,316)       (3,965)
      Increase in accrued interest payable . . .           16            43
      Increase (decrease) in tenant security
        deposits and prepaid rents . . . . . . .          129          (160)
      Decrease in other liabilities. . . . . . .         (790)         (347)
                                                     --------       -------
          Net cash provided by
            operating activities . . . . . . . .       13,097        11,262
                                                     --------       -------

Cash flows from investing activities:
  Net cash proceeds from sale of
    residential property . . . . . . . . . . . .       42,105         --
  Investments in partnerships. . . . . . . . . .      (11,818)       (2,108)
  Repayments from (advances to) affiliates . . .        2,001        (4,655)
  Earnest money deposits . . . . . . . . . . . .       (3,400)          242
  Acquisition properties . . . . . . . . . . . .      (43,275)         (754)
  Capital expenditures - rehab properties. . . .       (1,351)         (547)
  Capital expenditures - other properties. . . .         (793)         (421)
  Properties under development, net of
    co-investors' share of costs . . . . . . . .      (13,732)       (7,557)
  (Decrease) increase in construction
    costs payable. . . . . . . . . . . . . . . .         (993)          443
                                                     --------       -------
          Net cash used in
            investing activities . . . . . . . .      (31,256)      (15,357)
                                                     --------       -------

                       AMLI RESIDENTIAL PROPERTIES TRUST

                                                       2000          1999
                                                     --------      --------

Cash flows from financing activities:
  Debt proceeds, net of financing costs. . . . .      147,000        51,934
  Debt repayments. . . . . . . . . . . . . . . .     (117,674)      (38,829)
  Proceeds from issuance of Executive
    Share Purchase Plan shares, net of
    Employees' and Trustees' notes . . . . . . .          166           316
  Distributions to partners. . . . . . . . . . .       (1,627)       (1,604)
  Dividends paid . . . . . . . . . . . . . . . .       (9,663)       (9,400)
                                                     --------       -------
          Net cash provided by
            financing activities . . . . . . . .       18,202         2,417
                                                     --------       -------

Net increase (decrease) in cash and
  cash equivalents . . . . . . . . . . . . . . .           43        (1,678)
Cash and cash equivalents at
  beginning of period. . . . . . . . . . . . . .        2,318         4,546
                                                     --------       -------
Cash and cash equivalents at
  end of period. . . . . . . . . . . . . . . . .     $  2,361         2,868
                                                     ========       =======

Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and other interest,
    net of amounts capitalized . . . . . . . . .     $  5,626         5,273
                                                     ========      ========
































         See accompanying notes to consolidated financial statements.

                       AMLI RESIDENTIAL PROPERTIES TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 2000 AND 1999

                                  (Unaudited)
                   (Dollars in thousands, except share data)



1.    ORGANIZATION AND BASIS OF PRESENTATION

      Organization

      AMLI Residential Properties Trust (the "Company") commenced operations upon the completion of its initial public offering on February 15, 1994. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position at March 31, 2000 and December 31, 1999 and the results of operations and cash flows for the periods presented, have been made.

      Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results for the three months ended March 31, 2000 are not necessarily indicative of expected results for the entire year.

      The consolidated financial statements include the accounts of the Company and AMLI Residential Properties, L. P. (the "Operating Partnership" which holds the operating assets of the Company). The Company is the sole general partner and owned an 86% majority interest in the Operating Partnership at March 31, 2000. The limited partners hold Operating Partnership units ("OP Units") which are convertible into shares of the Company on a one-for-one basis, subject to certain limitations.

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


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Real Estate Assets

      In September 1998, AMLI initiated its first community rehab since its initial public offering by commencing the rehab of AMLI at Riverbend in Indianapolis, Indiana. In 1999, the Company commenced the rehab of three additional properties, AMLI at Spring Creek, Atlanta, AMLI at North Dallas and AMLI at Valley Ranch, Dallas. Through March 31, 2000, the Company has spent $8,602 on rehab of these four properties. A rehab is a capital improvement program involving significant repairs, replacements and improvements at an aggregate cost of at least the greater of $3.0 per apartment home or 5% of the value of the entire apartment community. All costs (except costs to routinely paint the interiors of units at turnover) associated with a rehab are capitalized and depreciated over their policy lives.

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

      At March 31, 2000, the Company's properties under development include parcels of land in the initial phase of development on which physical construction will commence later this year or in 2001. Properties under development are as follows:

                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                         NUMBER    NUMBER             TOTAL
                                                                           OF        OF              EXPENDED
COMMUNITY                            LOCATION                            ACRES     UNITS            THRU 3/31/00
---------                            --------                            ------    ------           ------------

Wholly-Owned:

Development Communities:
 AMLI:
  at Bent Tree II                    Dallas, TX                              10       200             $ 12,554
                                                                            ---     -----             --------

    Total Development Communities                                            10       200               12,554
                                                                            ---     -----             --------

Land held for future development:
 AMLI:
  at Champions II (1)                Houston, TX                             14       288                2,772
  at Kings Harbor (1)                Houston, TX                             15       300                2,713
  at Mesa Ridge (1)                  Ft. Worth, TX                           27       500                4,232
  at Fossil Lake                     Ft. Worth, TX                           19       324                3,156
  at Fossil Lake II (1)              Ft. Worth, TX                           15       240                2,242
  at Prairie Lakes I                 Noblesville, IN                         17       228                  990
  at Prairie Lakes II-IV             Noblesville, IN                        103     1,100                5,131
  at Peachtree City II (1)           Peachtree City, GA                      21       216                3,243
  at Anderson Mill (1)               Austin, TX                              39       480                4,120
  at Downtown Austin (1)             Austin, TX                               2       216                5,886
  at Parmer (1)                      Austin, TX                              28       520                3,289
  at Vista Ridge (1)                 City of Lewisville, TX                  15       300                2,943
  at Cambridge Square (1)            Overland Park, KS                       34       408                3,862
  at Westwood Ridge (1)              Overland Park, KS                       30       420                3,026
                                                                            ---     -----             --------

    Total Land Held for Development                                         379     5,540               47,605
                                                                            ---     -----             --------

    Total Wholly-Owned                                                      389     5,740               60,159
                                                                            ---     -----             --------





                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                                        NUMBER    NUMBER             TOTAL
                                                                          OF        OF              EXPENDED
COMMUNITY                            LOCATION                           ACRES     UNITS            THRU 3/31/00
---------                            --------                           ------    ------           ------------
Co-Investments
(Company Ownership Percentage):

 Development Communities:
 AMLI:
  at Mill Creek (25%)                Gwinnett County, GA                     33       400                6,599
  at Lost Mountain (75%)             Paulding County, GA                     17       164                4,925
  at Park Bridge (25%)               Atlanta, GA                             35       352               11,133
  at Oakhurst North (25%) (2)        Aurora, IL                              29       464               43,122
  at Monterey Oaks (25%)             Austin, TX                              26       430               22,933
  at St. Charles (25%)               St. Charles, IL                         25       400               41,335
  Creekside (25%)                    Overland Park, KS                       12       224               14,558
  at Wynnewood Farms (25%)           Overland Park, KS                       20       232               15,783
  at Regents Crest II (25%)          Overland Park, KS                        6       108                7,783
  at Castle Creek (40%)              Indianapolis, IN                        16       276               16,115
  at Lake Clearwater (25%)           Indianapolis, IN                        11       216               15,763
  at Summit Ridge (25%)              Lee's Summit, MO                        24       432               11,651
                                                                            ---     -----             --------
        Total Co-Investments (3)                                            254     3,698              211,700
                                                                            ---     -----             --------

    Total Wholly-Owned and Co-Investments                                   643     9,438             $271,859
                                                                            ===     =====             ========

    (1) It is the Company's intention to develop these land parcels in partnership with one or more institutional investors.

    (2) This property is substantially complete at March 31, 2000 and is anticipated to be substantially leased in the second quarter of this year.

    (3) Excludes AMLI on Spring Mill, a 400 unit community located in Hamilton County, Indiana, in which a 20%
residual interest was acquired for $1,243 on June 16, 1999.  Completed at a cost of $29,477, this property is 84%
leased at March 31, 2000 and is anticipated to be substantially leased in the second quarter of this year.


                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Acquisition

The table below summarizes the properties acquired by the Company during 1999-2000:

                          Company
                          Percen-                    Year
                           tage        Number        Com-
                           Owner-       of          pleted       Date        Purchase                   Total
Community                  ship        Units         (1)        Acquired      Price          Debt       Equity
---------                --------     --------     --------     --------     --------       ------     --------
WHOLLY-OWNED:
AMLI:
 at StoneHollow
  Austin, TX (2) . .         100%          606         1997     02/13/00     $ 36,806         --         36,806
 at Towne Creek
  Gainesville,
  GA (2)(3). . . . .         100%          150         1989     02/08/00        6,617         --          6,617
                                        ------                               --------       ------      -------
                                           756                                 43,423         --         43,423
                                        ------                               --------       ------      -------
CO-INVESTMENTS:
AMLI:
 at Spring Mill. . .                       20%
  Indianapolis,. . .       (Resi-
  IN (4) . . . . . .       idual)          400         1999     06/30/99       29,475        --          29,475
 at Prestonwood
  Hills
  Dallas, TX . . . .          45%          272         1997     08/12/99       17,650       11,649        6,001
 at Windward Park
  Alpharetta, GA . .          45%          328         1999     08/26/99       27,485       18,183        9,302
 at Oak Bend
  Lewisville, TX . .          40%          426         1997     10/26/99       25,250       18,834        6,416
 Midtown
  Houston, TX. . . .          45%          419         1998     01/13/00       33,250       21,945       11,305
                                        ------                               --------       ------      -------
                                         1,845                                133,110       70,611       62,499
                                        ------                               --------       ------      -------
                                         2,601                               $176,533       70,611      105,922
                                        ======                               ========       ======      =======

   (1)   These acquisitions and the dispositions of older communities resulted in a lower weighted average age and improved portfolio of apartment homes.

   (2)   These acquisitions completed a deferred third party exchange for Federal income tax purposes.




   (3)   The company acquired the 99% interest in the community that it did not already own.

   (4)   The Company paid $1.3 million for the general partnership interest in the partnership.

   Disposition

   The Company selectively sells properties and reinvests the proceeds in new communities to continually improve the quality of its portfolio and increase growth potential in net operating income.  The gains on sale of residential communities are reported separately in the accompanying Statements of Operations and neither the properties' selling prices nor related gains are included in revenues in the accompanying consolidated Statements of Operations.


                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

    The table below summarizes the properties sold by the Company during 1999-2000.
                                                                                                             Net
                                                                                                          Operating
                                                                                                          Income in
                                                                                                           Twelve
                 Company                                                                                   Months
                 Percen-                                     Costs                                       Immediately
                 tage                   Date                 Before                                        Prior to
                 Owner-     Number    Acquired/     Date     Depre-      Sale        Net                   Date of
Community        ship      of Units   Developed     Sold     ciation     Price     Proceeds      Gain       Sale
---------       --------   --------   ---------   --------   --------   --------   --------    --------  -----------
WHOLLY-OWNED:
AMLI at:

 Park Sheridan
 Chicago, IL        100%        253    09/01/89   10/12/99    $11,186     23,500     23,088      15,102        1,586

 Crown Colony
 Topeka, KS         100%        220   10/18/94-
                                       06/30/97   10/14/99     10,239     11,288     11,194       1,959        1,027

 Sherwood
 Topeka, KS         100%        300    10/18/94   10/14/99     14,130     14,962     14,832       2,434        1,560

 Sope Creek
 Marietta, GA (1)   100%        695  1982/83/95   02/03/00     27,604     42,500     42,105      22,316        4,014
                              -----                           -------    -------    -------     -------      -------
                              1,468                            63,159     92,250     91,219      41,811        8,187
                              -----                           -------    -------    -------     -------      -------
CO-INVESTMENTS:
AMLI at:
 Park Place
  Austin, TX         25%        588    05/16/94   12/15/99     21,419     25,750     24,832       6,001        2,396

 Prairie Court
 Chicago, IL          1%        125    09/01/87   08/16/99      9,129     13,500     12,850       6,717          911
                              -----                           -------    -------    -------     -------      -------
                                713                            30,548     39,250     37,682      12,718        3,307
                              -----                           -------    -------    -------     -------      -------
                              2,181                           $93,707    131,500    128,901      54,529       11,494
                              =====                           =======    =======    =======     =======      =======

  (1)  The net proceeds from this sale were used to acquire AMLI at StoneHollow and AMLI at Towne Creek which completed the deferred third party exchange for Federal income tax purposes.

                       AMLI RESIDENTIAL PROPERTIES TRUST

      In addition, on April 28, 1999, the Company completed the sale of a
19.7 acre land parcel for cash of $1,477, resulting in a gain on sale of $281. AMLI had originally planned to build an additional phase to an existing apartment community on this land. AMLI subsequently determined that value would be maximized through the sale of the vacant land.

      Interest Rate Limitation Contracts

      The Company has used interest rate caps and swaps to limit its exposure to increases in interest rates on its floating rate debt. The Company does not use them for trading purposes.

      At March 31, 2000, the Company was a party to six interest rate swap agreements which require the Company to pay to or receive from counterparties on a monthly basis the amounts, if any, by which the Company's interest costs on the fixed rate basis differs from the interest payments required on certain floating rate debt.

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

      The following summarizes certain information pursuant to interest rate swap contracts at March 31, 2000.


                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




                                                                        Approximate
                                                          Cumulative     Value at
Notional     Fixed           Term of        Contract         Cash        March 31,
Amount(1)    Rate(2)         Contract       Maturity      Paid, Net       2000 (3)
--------    -------          --------       ---------     ----------   -------------

$10,000     6.216%            5 years        11/01/02          $174           174
 10,000     6.029%            5 years        11/01/02           130           220
 20,000     6.145%            5 years        02/15/03           297           426
 10,000     6.070%            5 years        02/18/03           133           234
 15,000     6.405%            5 years        09/20/04            49           333
 10,000     6.438%            5 years        10/04/04            27           210
-------                                                        ----         -----
$75,000                                                        $810         1,597
=======                                                        ====         =====



(1)   On May 8, 2000, the Company entered into a swap agreement that fixed the rate from floating on an additional
$75,000 of borrowings under the Company's unsecured line of credit.  This swap matures on May 2001.

(2)   The fixed rate for the swaps includes the swap spread (the risk component added to the Treasury yield to determine a fixed rate) and excludes lender's spread.

(3)   Represents the approximate amount which the Company would have received as of March 31, 2000 if these contracts were terminated.  This amount is not recorded as an asset in the accompanying balance sheet as of March
31, 2000.

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
                                                      Three Months Ended
                                                           March 31,
                                                   ------------------------
                                                       2000         1999
                                                    ----------  -----------
      Income before extraordinary items. . . . . .  $   25,928        7,280
      Less income attributable to preferred
        shares . . . . . . . . . . . . . . . . . .      (1,829)      (1,873)
                                                    ----------   ----------
      Income before extraordinary items
       attributable to common shares - Basic . . .  $   24,099        5,407
                                                    ==========   ==========
      Income before extraordinary items
       - Diluted . . . . . . . . . . . . . . . . .  $   25,928        7,280
                                                    ==========   ==========
      Weighted average common shares - Basic . . .  17,021,050   16,739,804
      Dilutive Options and Other Plan shares . . .      54,060       38,253
      Convertible preferred shares . . . . . . . .   3,975,000      N/A (1)
                                                    ----------   ----------
      Weighted average common shares
        - Dilutive . . . . . . . . . . . . . . . .  21,050,110   16,778,057
                                                    ==========   ==========
      Earnings per share before extra-
       ordinary items:
          Basic. . . . . . . . . . . . . . . . . .  $     1.42         0.32
          Diluted. . . . . . . . . . . . . . . . .  $     1.23         0.32
                                                    ==========   ==========

      (1)  In 1999, convertible preferred shares were anti-dilutive.


3.    INVESTMENTS IN PARTNERSHIPS AND SERVICE COMPANIES

      INVESTMENTS IN PARTNERSHIPS

      At March 31, 2000, the Operating Partnership is a general partner in various co-investment partnerships. The Operating Partnership and the Service Companies receive various fees for services provided to these co-investment partnerships, including development fees, construction fees, acquisition fees, property management fees, asset management fees, financing fees, administrative fees and disposition fees. The Operating Partnership is entitled to shares of cash flow or liquidation proceeds in excess of its stated ownership percentages, in most cases based on returns to its partners in excess of specified rates. The Operating Partnership has received cash flow and has recorded operating income in excess of its ownership percentages of $190 for the three months ended March 31, 2000. Investments in partnerships at March 31, 2000 and the Company's 2000 share of income or loss for the three months then ended from each are summarized as follows:

                                           AMLI RESIDENTIAL PROPERTIES TRUST
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                     Equity                         Total     Company's   Company's
                    Company's                  ------------------    Company's       Net       Share of   Share of
                    Percentage    Total                 Company's    Investment     Income   Net Income   Deprecia-
Community           Ownership     Assets       Total    Share (1)       (1)         (Loss)     (Loss)       tion
---------           ----------   -------       -----    ---------    ----------     -----    ----------  ----------

AMLI:
 at Greenwood
  Forest               15%       $15,952       4,276         641           624         26             4         18
 at Champions
  Park                 15%        11,754       2,908         436           436         48             7         13
 at Champions
  Centre               15%         8,906       2,228         334           334         (4)           (1)        11
 at Windbrooke         15%        16,622       4,659         699           699         38             6         27
 at Willeo Creek       30%        14,057       4,297       1,289         1,289         30             9         39
 at Pleasant Hill      40%        24,574       9,227       3,670         3,215        287           115         83
 at Barrett Lakes      35%        25,364       8,522       2,983         3,090        188            66         80
 at Chevy Chase        33%        42,991      13,094       4,311         4,311        436           144        108
 at Willowbrook        40%        35,520      10,889       4,355         4,271        225            90        117
 at River Park         40%        14,210       5,092       2,037         1,993        139            56         44
 at Fox Valley         25%        23,525      22,880       5,720         5,907        300            75         46
 at Fossil Creek       25%        20,364      20,092       5,023         5,114        384            96         45
 at Danada Farms       10%        45,909      19,975       1,998         1,988        435            44         34
 at Verandah           35%        22,889       5,695       2,031         2,088        (27)            8         98
 at Northwinds         35%        52,731      19,695       6,907         6,747        447           156        154
 at Regents Crest      25%        32,267      15,986       4,003         4,078         63            37         52
 at Oakhurst North     25%        42,463      41,680      10,420        10,422        144            36         84
 at Wells Branch       25%        33,446      32,996       8,249         7,690        563           141         72
 on the Parkway        25%        15,266       4,484       1,119           812         43            11         36
 on Timberglen         40%        10,652       3,876       1,562           174        (21)            1         48
 at Castle Creek       40%        18,228      16,137       6,455         6,604        (59)          (24)        28
 at Lake Clear-
  water                25%        15,719      14,150       3,538         3,605        (38)           (9)        29
 Creekside             25%        14,507      13,366       3,342         3,446       (122)          (30)        16
 at Deerfield          25%        17,403       4,656       1,161           973        (52)          (13)        38
 at Wynnewood
  Farms                25%        15,831      13,503       3,376         3,407       (119)          (30)        16




                                           AMLI RESIDENTIAL PROPERTIES TRUST
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



                                                    Equity                          Total     Company's   Company's
                    Company's                 -------------------    Company's       Net       Share of   Share of
                    Percentage    Total                 Company's    Investment     Income   Net Income   Deprecia-
Community           Ownership     Assets      Total     Share (1)       (1)         (Loss)     (Loss)       tion
---------           ----------   -------      ------    ---------    ----------     -----    ----------  ----------
 at Monterey Oaks      25%        22,902      19,775       4,944         4,985       (102)          (25)         9
 at St. Charles        25%        43,517      37,160       9,290         9,305         93            23         50
 at Park Bridge        25%        11,136       9,309       2,327         2,375         (2)           (1)     --
 at Mill Creek         25%         6,664       6,466       1,617         1,663      --            --         --
 at Lost Mountain      75%         6,289         364         365           454         (1)           (1)     --
 on Spring Mill        20%
                    (Residual)    30,036      29,193       --            1,306        358         --         --
 at Prestwood
    Hills              45%        18,011       6,175       2,832         2,796         55            35         53
 at Windward Park      45%        28,133       9,595       4,355         4,346         82            53         82
 at Summit Ridge       25%        11,799           1       --             (105)        (1)        --         --
 at Oak Bend           40%        25,625       6,316       2,509         2,509         74            38         65
 Midtown               45%        34,180      11,807       5,361         5,338         79            56         93
                                --------     -------     -------       -------      -----         -----     ------
                                 829,442     450,524     119,259       118,289      3,989         1,173      1,688

   Other                           --          --          --                2        --             12      --
                                --------     -------     -------       -------      -----         -----     ------

                                $829,442     450,524     119,259       118,291      3,989         1,185      1,688
                                ========     =======     =======       =======      =====         =====     ======


                       AMLI RESIDENTIAL PROPERTIES TRUST

      (1) The Company's investment in partnerships differs from the Company's share of co-investment partnerships' equity primarily due to capitalized interest on its investments in properties under development, purchase price basis differences and the elimination of the Company's share of development fee income. These items are amortized over 40 years using the straight-line method.

      All but one debt financing has been obtained at fixed rates from various insurance companies on behalf of these co-investment partnerships. The following summarizes co-investment debt at March 31, 2000:

                         Total       Outstanding  Interest
Community              Commitment    at 3/31/00     Rate           Maturity
---------              ----------    -----------  --------         --------
AMLI:
 at Champions Centre     $  6,700         6,503      8.93%       January 2002
 at Champions Park          9,500         8,667      7.49%       January 2002
 at Windbrooke             11,500        11,279      9.24%      February 2002
 at Greenwood Forest       11,625        11,421      8.95%           May 2002
 at Summit Ridge           18,940         9,809    L+1.75%      December 2002
 at Chevy Chase            29,767        28,276      6.67%         April 2003
 at Willeo Creek           10,000         9,522      6.77%           May 2003
 at Willowbrook            24,500        23,489     7.785%           May 2003
 at Regents Crest          16,500        15,679      7.50%      December 2003
 at Verandah               16,940        16,723      7.55%         April 2004
 on Timberglen              6,770         6,603      7.70%          June 2004
 at Prestonwood Hills      11,649        11,592      7.17%        August 2006
 at Windward Park          18,183        18,095      7.27%        August 2006
 at Oak Bend               18,834        18,794      7.81%      December 2006
 at Deerfield              12,600        12,579      7.56%       January 2007
 Midtown                   21,945        21,909      7.52%       January 2007
 at Danada Farms           24,500        24,266      7.33%         March 2007
 at Pleasant Hill          15,500        14,924      9.15%         March 2007
 at River Park              9,100         8,852      7.75%          June 2008
 on the Parkway            10,800        10,596      6.75%       January 2009
 at Barrett Lakes          16,680        16,424      8.50%      December 2009
 at Northwinds             33,800        31,404      8.25%       October 2010
 at Lost Mountain          10,252         5,143      6.84%      November 2040

      In general, these loans provide for monthly payments of principal and interest based on a 25 or 27 year amortization schedule and a balloon payment at maturity. Some loans provide for payments of interest only for an initial period, with principal amortization commencing generally within two years.

      Investments in Service Companies

      Summarized combined financial information of the Service Companies at and for the three months ended March 31, 2000 and 1999 follows:

                                             2000             1999
                                           -------          -------

         Income (1)                        $ 4,335            2,751
         General and adminis-
           trative expenses                 (3,373)          (2,075)
                                           -------          -------
             EBITDA                            962              676

                       AMLI RESIDENTIAL PROPERTIES TRUST

                                             2000             1999
                                           -------          -------

         Interest                             (813)            (704)
         Depreciation                         (434)            (362)
         Income taxes                          108              147
                                           -------          -------

           Loss (2)(3)                     $  (177)            (243)
                                           =======          =======

         Total assets                      $52,729           38,279
                                           =======          =======

         (1)   Net of construction and landscaping costs.
         (2) Net of tax effect includes $104 in amortization of goodwill in both years.
         (3)   In 2000, includes $149 after-tax gain from sale of land.


      Substantially all interest expense of the Service Companies results from notes payable to the Company at interest rates ranging from 9.5% to 13.0%. Interest and share of income from Service Companies as included in the accompanying Consolidated Statements of Operations is reconciled below:

                                                           March 31,
                                                      ------------------
                                                       2000        1999
                                                      ------      ------

    Intercompany interest expensed . . . . . . .      $1,122         704
    Intercompany interest capitalized. . . . . .          88         309
    Loss . . . . . . . . . . . . . . . . . . . .        (191)       (243)
    Intercompany eliminations and
      minority interests . . . . . . . . . . . .        (188)       (131)
                                                     -------      ------
                                                     $   831         639
                                                     =======      ======

4.    RELATED PARTY TRANSACTIONS

      During the three months ended March 31, 2000 and 1999, the Company accrued or paid to its affiliates fees and other costs and expenses as follows:
                                                  2000               1999
                                                 ------             -----
       Management fees                           $  695               707
       General contractor fees                       54                89
       Interest expense                             139               137
       Landscaping and grounds maintenance          501               233
                                                 ======             =====

      In addition, at March 31, 2000 and December 31, 1999, the Company owed Amli Residential Construction, Inc. $1,075 and $2,068, respectively, for construction costs of communities under development.

                       AMLI RESIDENTIAL PROPERTIES TRUST

      During the three months ended March 31, 2000 and 1999, the Company earned or received from its affiliates other income as follows:

                                                  2000               1999
                                                 ------             -----

       Development fees                          $  385              320
       Acquisition fees                             110             --
       Asset management fees                        148              151
       Accounting and administrative fees          --                  2
       Interest on advances to other
         affiliates                                 127               79
       Interest on notes and advances
         to Service Companies                     1,210            1,013
                                                 ======            =====

      In addition, during the three months ended March 31, 2000 and 1999, total revenues of $495 and $656, respectively, were generated from leases to AMLI Corporate Homes ("ACH"), a division of one of the Service
Companies.


                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


5.    DEBT

      The table below summarizes certain information relating to the indebtedness of the Company.

                                                                    Balance                                  Balance
                                                     Original         at            Interest     Maturity       at
Encumbered Communities                                Amount        3/31/00           Rate         Date      12/31/99
----------------------                               --------       --------        --------     --------    --------

BOND FINANCING:
                                                                                  Tax-Exempt
Unsecured (1)                                        $ 40,750         40,750      Rate+1.23%      10/1/24      40,750
                                                                                  Tax-Exempt
AMLI at Poplar Creek                                    9,500          9,500      Rate+1.15%       2/1/24       9,500
                                                     --------        -------                                  -------
    Total Bonds                                        50,250         50,250                                   50,250
                                                     --------        -------                                  -------

MORTGAGE NOTES PAYABLE TO FINANCIAL INSTITUTIONS:
AMLI at Conner Farms                                   13,275         12,434           7.00%      6/15/03      12,498
AMLI at Riverbend                                      31,000         29,166           7.30%       7/1/03      29,307
AMLI in Great Hills                                    11,000         10,353           7.34%       7/1/03      10,402
AMLI at Valley Ranch                                   11,500         10,166          7.625%      7/10/03      10,229
AMLI at Nantucket                                       7,735          7,544           7.70%       6/1/04       7,573
AMLI at Bishop's Gate                                  15,380         14,734             (2)       8/1/05      14,803
AMLI at Regents Center                                 20,100         19,413             (3)       9/1/05      19,463
AMLI on the Green/AMLI of North Dallas (4)             43,234         40,946          7.789%       5/1/06      41,120
AMLI at Clairmont                                      12,880         12,855           6.95%      2/15/08      12,880
AMLI at Park Creek                                     10,322         10,256          7.875%      12/1/38      10,266
                                                     --------        -------                                 --------
  Total Mortgage Notes Payable                        176,426        167,867(5)                               168,541
                                                     --------        -------                                 --------





                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                     Balance                                 Balance
                                                     Original         at            Interest     Maturity       at
Encumbered Properties                                 Amount         3/31/00          Rate         Date      12/31/99
---------------------                                --------       --------        --------     --------    --------

OTHER NOTES PAYABLE:

Unsecured line of credit (6)(7)                       250,000        175,000         L+1.05%     10/11/02     145,000
Note payable to Service Company                         5,000          5,000          10.00%       1/1/03       5,000
Unsecured note payable to Service Company                 750            750           4.00%       Demand         750
                                                     --------        -------      ---------       -------     -------
  Total Other Notes Payable                           255,750        180,750                                  150,750
                                                     --------        -------                                  -------
  Total                                              $482,426        398,867                                  369,541
                                                     ========        =======                                  =======


(1)   The terms of these tax-exempt bonds require that a portion of the apartment units be leased to individuals who qualify based on income levels specified by the U.S. Government.  The bonds bear interest at a variable rate that is adjusted weekly based upon the remarketing rate for these bonds (5.10% for AMLI at Spring Creek and 5.13%
for AMLI at Poplar Creek at April 26, 2000).  The credit enhancement for the AMLI at Spring Creek bonds was provided by a $41,297 letter of credit from Wachovia Bank which expires on October 11, 2002 and the credit enhancement for the AMLI at Poplar Creek bonds was provided by a $9,617 letter of credit from LaSalle National
Bank that expires December 18, 2002.

(2)   This original $14,000 mortgage note bears interest at 9.1%.  For financial reporting purposes, this mortgage note was valued at $15,380 to reflect a 7.25% market rate of interest when assumed in connection with the acquisition of AMLI at Bishop's Gate on October 17, 1997.

(3)   $13,800 at 8.73% and $6,300 at 9.23%.

(4)   These two properties secure the FNMA loan that was sold at a discount of $673.  At March 31, 2000, the unamortized discount amount is $410.





                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(5)   All but $20,913 of the total is non-recourse to the partners of the Operating Partnership.

(6)   The Company has used interest rate swaps on $75,000 of the outstanding amount to fix its base interest rate
(before current lender's spread) at an average of 6.22%.

(7)   The Company's unsecured line of credit has been provided by a group of eight banks led by Wachovia Bank,
N.A. and Bank One, N.A.  In October 1999, the Company increased the line of credit by $50,000 to $250,000, expandible to $300,000, and extended the maturity of the line of credit by one year to October 2002 with two one-
year renewal options.  In addition, the interest rate, which is based in part on the credit rating assigned to unsecured borrowings, increased to LIBOR plus 1.05% from LIBOR plus 0.90%.  This unsecured line of credit requires that the Company meet various covenants typical of such an arrangement, including minimum net worth, minimum debt service coverage and maximum debt to equity percentage.  The unsecured line of credit is used for acquisition and development activities and working capital needs.



























                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     As of March 31, 2000, the scheduled maturities of the Company's debt are as follows:

                                                           FIXED RATE
                                                            MORTGAGE                     NOTES
                                                          NOTES PAYABLE    UNSECURED    PAYABLE TO
                                                BOND      TO FINANCIAL       LINES       SERVICE
                                             FINANCINGS   INSTITUTIONS     OF CREDIT    COMPANIES       TOTAL
                                             ----------   -------------    ---------   -----------   ----------
2000 . . . . . . . . . . . . . . . . . .       $  --             2,136         --             750        2,886
2001 . . . . . . . . . . . . . . . . . .          --             3,039         --            --          3,039
2002 . . . . . . . . . . . . . . . . . .        50,250           3,273      175,000          --        228,523
2003 . . . . . . . . . . . . . . . . . .          --            60,117         --           5,000       65,117
2004 . . . . . . . . . . . . . . . . . .          --             8,933         --            --          8,933
Thereafter . . . . . . . . . . . . . . .          --            90,369         --            --         90,369
                                               -------         -------      -------       -------      -------
                                               $50,250         167,867      175,000         5,750      398,867
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


8.    SEGMENT REPORTING

      The revenues, net operating income, FFO and assets for the Company's reportable segment are summarized as follows:

                                                      Three Months Ended
                                                           March 31,
                                                   ------------------------
                                                      2000          1999
                                                   ----------    ----------

Multifamily segment revenues (1) . . . . . . . . . $   54,491        47,329
                                                   ==========    ==========

Multifamily segment net operating income (1) . . . $   33,370        29,159

Reconciling items to FFO:
  Reduce co-investment net operating income
    to Company's share (2) . . . . . . . . . . . .    (13,224)       (9,750)
  Interest income and share of income (loss)
    from Service Companies . . . . . . . . . . . .        935           739
  Other interest income. . . . . . . . . . . . . .        355           327
  Other revenues . . . . . . . . . . . . . . . . .        643           473
  General and administrative expenses. . . . . . .       (928)       (1,046)
  Interest expense and loan cost amortization. . .     (5,760)       (5,427)
                                                   ----------    ----------
Consolidated FFO before minority interest. . . . .     15,391        14,475
                                                   ----------    ----------
Reconciling items to net income:
  Depreciation - wholly owned properties . . . . .     (4,966)       (4,790)
  Depreciation - share of co-investment
    properties . . . . . . . . . . . . . . . . . .     (1,688)       (1,157)
  Share of Service Company's goodwill
    amortization . . . . . . . . . . . . . . . . .       (104)         (100)
  Gain on sale of residential property . . . . . .     22,316         --
                                                   ----------    ----------
Income before minority interest and
  extraordinary items. . . . . . . . . . . . . . .     30,949         8,428
Minority interest. . . . . . . . . . . . . . . . .      5,021         1,148
                                                   ----------    ----------
Net income . . . . . . . . . . . . . . . . . . . . $   25,928         7,280
                                                   ==========    ==========

                       AMLI RESIDENTIAL PROPERTIES TRUST

                                                   March 31,   December 31,
                                                     2000          1999
                                                   ----------  ------------
Segment assets (1) (3) . . . . . . . . . . . . . . $1,524,620     1,462,051
                                                   ==========    ==========

 (1) In 2000, represents all properties in which the Company has an ownership interest; in 1999, excludes AMLI at Prairie Court and AMLI at Towne Creek, in which the Company had a 1% GP interest.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS,
         EXCEPT SHARE DATA)


     The following discussion is based primarily on the consolidated financial statements of Amli Residential Properties Trust (the "Company") as of March 31, 2000 and December 31, 1999 and for the three months ended March 31, 2000 and 1999.

     This information should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

     The Company commenced operations upon completion of its initial public offering in February 1994. On January 30, 1996, the Company issued 1,200,000 Series A convertible preferred shares for $20 per share, or $24,000, directly to four institutional investors and Amli Realty Co. ("ARC") in a registered offering. Through March 31, 2000, 350,000 Series A convertible preferred shares have been converted to common shares. In November 1996, the Company completed a public offering of 2,976,900 common shares. In July 1997, the Company closed on an offering of 1,694,700 common shares. In February 1998, the Company placed Series B 3,125,000 convertible preferred shares for $24 per share with Security Capital Preferred Growth Incorporated. The net proceeds of the issuance of the preferred shares and the public offerings were used to reduce the Company's debt and fund development costs.

     As of March 31, 2000, the Company owned an 86% general partnership interest in AMLI Residential Properties, L.P. (the "Operating Partnership"), which holds the operating assets of the Company. The limited partners hold Operating Partnership units ("OP Units") that are convertible into common shares of the Company on a one-for-one basis, subject to certain limitations. Through March 31, 2000, 320,455 OP Units have been converted to common shares. At March 31, 2000, the Company owned 3,537,129 OP Units and the limited partners owned 21,007,346 OP Units. The Company has qualified, and anticipates continuing to qualify, as a real estate investment trust ("REIT") for Federal income tax purposes.

RESULTS OF OPERATIONS

     During the period from January 1, 1999 through March 31, 2000, growth from property revenues and property operating expenses resulted from increases at communities owned as of January 1, 1999, from communities acquired and from the newly-constructed communities since January 1, 1999.

     Since January 1, 1999, the Company has acquired a total of 756 units of two stabilized communities (AMLI at StoneHollow and AMLI at Towne Creek) and developed and begun rental operations on 200 apartment homes of one community (AMLI at Bent Tree II). During the same period, the Company has sold four stabilized communities containing a total of 1,468 apartment homes. Property operations for the three months ended March 31, 2000 and 1999 are summarized as follows:

                                                                  Increase
                                         2000          1999      (Decrease)
                                       -------        ------     ---------
Total Property Revenues
-----------------------
 Same Communities. . . . . . . . .     $25,389        24,871           518
 New Communities . . . . . . . . .         619           188           431
 Development and/or Lease-up
  Communities. . . . . . . . . . .         123         --              123
 Acquisition Communities . . . . .       1,148         --            1,148
 Communities Contributed
  to Ventures/Sold . . . . . . . .         532         3,204        (2,672)
                                       -------       -------       -------
    Total. . . . . . . . . . . . .     $27,811        28,263          (452)
                                       =======       =======       =======

Total Property Operating Expenses
---------------------------------
 Same Communities. . . . . . . . .     $ 9,666         9,380           286
 New Communities . . . . . . . . .         198           146            52
 Development and/or Lease-up
  Communities. . . . . . . . . . .          87         --               87
 Acquisition Communities . . . . .         401         --              401
 Communities Contributed
  to Ventures/Sold . . . . . . . .         186         1,236        (1,050)
                                       -------       -------       -------
    Total. . . . . . . . . . . . .     $10,538        10,762          (224)
                                       =======       =======       =======

Total Property Net Operating Income
-----------------------------------
 Same Communities. . . . . . . . .     $15,723        15,491           232
 New Communities . . . . . . . . .         421            42           379
 Development and/or Lease-up
  Communities. . . . . . . . . . .          36         --               36
 Acquisition  Communities. . . . .         747         --              747
 Communities Contributed
  to Ventures/Sold . . . . . . . .         346         1,968        (1,622)
                                       -------       -------       -------
    Total. . . . . . . . . . . . .     $17,273        17,501          (228)
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

     Since January 1999, the Company has invested in four co-investment partnerships which acquired four stabilized communities: AMLI at Prestonwood Hills, a 272-unit community, AMLI at Windward Park, a 328-unit community, AMLI at Oak Bend, a 426-unit community, and AMLI at Midtown, a 419-unit community. In addition, the Company in joint venture with institutional investors, completed the development or has under development and begun rental operations of seven new communities and one additional phase to an existing stabilized community, that contain a total of 2,350 apartment homes (AMLI at Oakhurst North, AMLI at St. Charles, AMLI at Clearwater, AMLI at Castle Creek, AMLI Creekside, AMLI at Wynnewood, AMLI at Monterey Oaks and AMLI at Regents Crest II). Property operations for all co-investment properties for the three months ended March 31, 2000 and 1999 are summarized as follows:

                                                                  Increase
                                         2000          1999      (Decrease)
                                       -------       -------     ---------
Total Co-investment Property Revenues
-------------------------------------
 Same Communities. . . . . . . . .     $15,219        14,613           606
 New Communities . . . . . . . . .       6,056         3,527         2,529
 Development and/or Lease-up
  Communities. . . . . . . . . . .       1,140         --            1,140
 Acquisition Communities . . . . .       4,545         --            4,545
 Communities Contributed
  to Ventures/Sold . . . . . . . .         117         1,782        (1,665)
                                       -------       -------       -------
    Total. . . . . . . . . . . . .     $27,077        19,922         7,155
                                       =======       =======       =======

Company's share of co-invest-
  ment total revenues. . . . . . .     $ 7,878         5,372         2,506
                                       =======       =======       =======

Total Co-investment
Property Operating Expenses
---------------------------
 Same Communities. . . . . . . . .     $ 5,540         5,417           123
 New Communities . . . . . . . . .       2,302         1,466           836
 Development and/or Lease-up
  Communities. . . . . . . . . . .         918         --              918
 Acquisition Communities . . . . .       1,722         --            1,722
 Communities Contributed
  to Ventures/Sold . . . . . . . .          80           793          (713)
                                       -------       -------       -------
    Total. . . . . . . . . . . . .     $10,562         7,676         2,886
                                       =======       =======       =======

Company's share of co-invest-
  ment property operating
  expenses . . . . . . . . . . . .     $ 3,029         2,048           981
                                       =======       =======       =======

Total Co-investment Property
Net Operating Income
----------------------------
 Same Communities. . . . . . . . .     $ 9,679         9,196           483
 New Communities . . . . . . . . .       3,754         2,061         1,693
 Development and/or Lease-up
  Communities. . . . . . . . . . .         222         --              222
 Acquisition
  Communities. . . . . . . . . . .       2,823         --            2,823
 Communities Contributed to
  Ventures/Sold. . . . . . . . . .          37           989          (952)
                                       -------       -------       -------
    Total. . . . . . . . . . . . .     $16,515        12,246         4,269
                                       =======       =======       =======
Company's share of co-invest-
 ment property EBITDA. . . . . . .     $ 5,039         3,388         1,651
                                       =======       =======       =======



     For the three months ended March 31, 2000, total revenues were $30,825 and net income was $25,928 including a gain of $22,316 from the sale of AMLI at Sope Creek. For the three months ended March 31, 1999, total revenues were $30,453 and net income was $7,280. First quarter of 2000 diluted earnings per common share included a gain from the sale of AMLI at Sope Creek ($0.90 per diluted share) and increased to $1.23 from $0.32 for the first quarter of 1999. Basic earnings per common share for the three months ended March 31, 2000 increased to $1.42 ($0.33 excluding the gain) from $0.32 for the three months ended March 31, 1999.

     On a "same community" basis, weighted average occupancy of the apartment homes owned wholly by the Company decreased slightly to 91.1% for the three months ended March 31, 2000 from 91.9% in the prior year. Weighted average collected rental rates increased by 2.4% to $757 from $739 per unit per month for the three months ended March 31, 2000 and 1999, respectively. Including Co-Investment Communities, weighted average occupancy of the Company's apartment homes decreased to 92.2% for the three months ended March 31, 2000 from 92.3% in the prior year, and weighted average collected rental rates increased by 2.1% to $789 from $773 per unit per month for the three months ended March 31, 2000 and 1999, respectively.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 TO THREE MONTHS ENDED MARCH 31, 1999.

     Income before minority interest increased to $30,949 for the three months ended March 31, 2000 from $8,428 for the three months ended March 31, 1999. This increase was primarily attributable to a $22,316 gain on sale of a residential property, a $372 increase in total revenues and a $224 decrease in property operating expenses, reduced by a $326 increase in interest expense and a $176 increase in depreciation. Net income for the three months ended March 31, 2000 and 1999 was $25,928 and $7,280, respectively. Total property revenues decreased by $453, or 1.6%. This increase in property revenues was primarily from the 756 apartment homes acquired during 2000. In addition, the Company commenced leasing of 200 apartment homes under development during 1999 and 2000. Furthermore, moderate increases in rental rates were achieved while managing and maintaining just below 95% average occupancy at the communities. Other property revenues include increases in various fees charged to residents. On the same community basis total property revenues increased by $518 or 2.1% and property operating income increased by $233 or 1.5%.

     Interest and share of income from Service Companies increased 30% to $831 from $639 as a result of additional advances to the Service Companies to fund the acquisition cost of non-residential land and the cost of computer hardware and software and a $149 gain from sales of two land parcels.

     Income from partnerships increased to $1,185 from $750, or 58%. This increase was a result of the acquisition of four stabilized communities containing a total of 1,445 units through four new co-investment partnerships. In addition, eight new co-investment partnerships have invested in seven development communities and a second phase to an existing stabilized community, which have a total of 2,350 apartment homes that began rental operations in late 1998, 1999 and 2000. On the same community basis, the Company's share of total property revenues increased by $91 or 4.2% and share of property net operating income increased by $124 or 4.8%.

     Other income increased to $643 from $473, or 35.9% as a result of fees charged to newly formed co-investment partnerships that own properties under development and newly acquired communities. This increase also includes a $110 increase in acquisition fees and a $66 increase in development fees.

     Property operating expenses decreased by $224, or 2.1%. This increase is principally due to the decrease in utilities expense largely as a result of increased collections from residents. On the same community basis, property operating expenses increased by $285 or 3.0%.

     Interest expense, net of the amounts capitalized, increased to $5,642 from $5,316 or 6.1%, primarily due to increased indebtedness incurred in conjunction with investments in joint ventures which own stabilized properties.

     General and administrative expenses decreased to $928 for the three months ended March 31, 2000 from $1,046 for the three months ended
March 31, 1999. The decrease is primarily attributable to lower than anticipated expenses of transfer agent.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, the Company had $2,361 in cash and cash equivalents and $75,000 in availability under its $250,000 unsecured line of credit.

     At March 31, 2000, twenty of the Company's wholly-owned stabilized communities were unencumbered. There are no other fixed rate loans on wholly-owned communities with maturity dates prior to July 2003.

     Net cash flows provided by operating activities for the three months ended March 31, 2000 increased to $13,097 from $11,262 for the three months ended March 31, 1999. The increase is primarily due to an increase in other revenues from acquisition and development fees, reduced by an increase in interest expense.

     Cash flows used in investing activities for the three months ended March 31, 2000 increased to $31,256 from $15,357 for the three months ended March 31, 1999. The increase consisted primarily of increased expenditures for acquisitions and development costs and increased investments in partnerships offset in part by net proceeds from the sales of rental communities.

     Net cash flows used in financing activities for the three months ended March 31, 2000 were $18,202, which reflect net proceeds of additional borrowings and dividend payments.

     Funds from operations ("FFO") is defined as net income (computed in accordance with GAAP), excluding extraordinary gains (losses) from debt restructuring and gains (losses) from sales of depreciable operating properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships, joint ventures and other affiliates. Adjustments for unconsolidated partnerships, joint ventures and other affiliates are calculated to reflect FFO on the same basis. FFO does not represent cash flows from operations, as defined by GAAP; is not indicative that cash flows are adequate to fund all cash needs; and is not to be considered an alternative to net income or any other GAAP measure as a measurement of the results of the Company's operations or the Company's cash flows or liquidity as defined by GAAP.

     FFO is widely accepted in measuring the performance of equity REITs. An understanding of the Company's FFO will enhance the reader's comprehension of the Company's results of operations and cash flows as presented in the financial statements and data included elsewhere herein.

     FFO for the three months ended March 31, 2000 and 1999 is summarized as follows:

                                                    March 31,
                                            -----------------------
                                             2000             1999
                                           -------          -------
    Net income before minority
     interest and extraordinary
     item                                  $30,949            8,428
    Depreciation                             4,966            4,790
    Share of co-investment partner-
      ships' depreciation                    1,688            1,157
    Share of Service Company's
      goodwill amortization                    104              100
    Gain on sale of residential
      property                             (22,316)           --
                                           -------           ------
    FFO                                    $15,391           14,475
                                           =======           ======

    Weighted average shares and units
      including dilutive shares             24,596           24,494
                                           =======           ======

     The Company expects to pay quarterly dividends from cash available for distribution. Until distributed, funds available for distribution will be invested in short-term investment-grade securities or used to temporarily reduce outstanding balances on the Company's revolving lines of credit.

     The Company intends to finance the majority of its future development activities by co-investing these developments with institutional partners. The Company expects to meet its short-term liquidity requirements by using its working capital and any portion of net cash flow from operations not distributed currently. The Company is of the opinion that its future net cash flows will be adequate to meet operating requirements in both the short and the long term and provide for payment of dividends by the Company in accordance with REIT requirements. The Company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to Federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 95% of its taxable income to its shareholders and complies with certain other requirements. In 1999, the Company distributed approximately 90% of its taxable income and will designate a portion of its dividends being paid during 2000 as a throw back dividend to 1999. The Company's 2000 estimated dividend payment level equals an annual rate of $1.84 per common share. The Company anticipates that all dividends paid in 2000 will be fully taxable.

     The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, repayment of loans for construction, development, and acquisition activities through the issuance of long-term secured and unsecured debt and additional equity securities of the Company (or OP Units). On July 20, 1995, the Company's shelf registration became effective. The registration statement provided for up to an aggregate of $200,000 of preferred shares, common shares and security warrants which the Company may issue from time to time. Through March 31, 2000, the Company has issued preferred and common shares for an aggregate issuance price of $128,467 leaving a balance of $71,533 in shares that the Company may issue in the future under the shelf registration statement.

COMPANY INDEBTEDNESS

     The Company's debt as of March 31, 2000 includes $167,867 (42.1% of the total) which is secured by first mortgages on eleven of the wholly-owned communities and is summarized as follows:

                              SUMMARY DEBT TABLE
                              ------------------

Type of                 Weighted Average            Outstanding    Percent
Indebtedness              Interest Rate               Balance      of Total
------------            ----------------            -----------    --------
Fixed Rate
Mortgages                     7.6%                    $167,867        42.1%

Tax-Exempt           Tax-Exempt Rate + 1.23%            50,250        12.6%
Bonds (1)            Tax-Exempt Rate + 1.15%

Lines of
Credit (2)                LIBOR + 1.05%                175,000        43.9%

Notes payable
to Service
Companies                    Various                     5,750         1.4%
                                                      --------       -----
     Total                                            $398,867       100.0%
                                                      ========       =====
--------------------

(1) The tax-exempt bonds bear interest at a variable tax-exempt rate that is adjusted weekly based on the re-marketing of these bonds (5.10% for AMLI at Spring Creek and 5.13% for AMLI at Poplar Creek at April 26, 2000). The AMLI at Spring Creek bonds mature on October 1, 2024 and the related credit enhancement expires on October 15, 2002. The AMLI at Poplar Creek bonds mature on February 1, 2024 and the related credit enhancement expires on December 18, 2002.

(2) Amounts borrowed under lines of credit are due in 2002. The interest rate on $75,000 has been fixed pursuant to interest rate swap contracts.
On May 8, 2000, the Company entered into a swap agreement that fixed the rate from floating on an additional $75,000. This swap matures in May 2001.


DEVELOPMENT ACTIVITIES

     At March 31, 2000, the Company has made capital contributions totaling $131,618 to its existing co-investment partnerships and anticipates funding substantially all of its remaining commitment of $20,823 during 2000 to complete the 4,098 apartment homes being developed by co-investment partnerships.

     Currently 200 apartment homes in a wholly-owned community is under development. At March 31, 2000, the Company expects to incur $1,346 in 2000 to complete construction of this community.

     The Company owns land for the development of an additional 5,540 apartment homes in Ft. Worth, Houston and Austin, Texas; Indianapolis, Indiana; Kansas City, Kansas and Atlanta, Georgia. The Company has earnest money deposits of $5,237 for six land parcels anticipated to be acquired in 2000 for development.


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

     At March 31, 2000, four communities were under rehab and have incurred costs as follows:

         AMLI:
           at Riverbend                      $4,273
           at Spring Creek                    1,399
           at North Dallas                    2,103
           at Valley Ranch                      827
                                             ------
                                             $8,602
                                             ======


INFLATION

     Virtually all apartment leases at the wholly-owned communities and co-investment communities are for six or twelve months' duration. This enables the Company to pass along inflationary increases in its operating expenses on a timely basis. Because the Company's property operating expenses (exclusive of depreciation and amortization) average approximately 37.9% of rental and other property revenue, increased inflation typically results in comparable increases in income before interest and general and administrative expenses, so long as rental market conditions allow increases in rental rates while maintaining stable occupancy.

     An increase in general price levels may immediately precede, or accompany, an increase in interest rates. The Company's exposure (including the Company's proportionate share of its co-investment partnerships' expense) to rising interest rates is mitigated by the existing debt level of approximately 44% of the Company's total market capitalization at March 31, 2000 (50% including the Company's share of co-investment partnerships' debt), the high percentage of intermediate term fixed rate debt (42% of total debt), and the use of interest rate swaps to effectively fix the interest rate on $20 million of floating rate debt through November 2002, $30 million through February 2003, $15 million through September 2004 and $10 million through October 2004 (19% of total debt). As a result, for the foreseeable future, increases in interest expense resulting from increasing inflation are anticipated to be less than future increases in income before interest and general and administrative expenses.


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



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Since March 31, 2000, there have been no significant changes in the Company's exposure to interest rate changes or other market risks.

                                                       OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Company's Wholly-Owned
Communities and Co-Investment Communities:
                                                                    2000                         1999
LOCATION/COMMUNITY               COMPANY'S   NUMBER      --------------------------   --------------------------
------------------              PERCENTAGE     OF         AT     AT     AT      AT     AT     AT     AT      AT
WHOLLY-OWNED COMMUNITIES         OWNERSHIP    UNITS     12/31   9/30   6/30    3/31  12/31   9/30   6/30    3/31
------------------------        ----------   -------    -----  -----  -----  ------  -----  ----- ------  ------
DALLAS/FT. WORTH, TEXAS
 AMLI:
   at AutumnChase. . . . . . . .                690                             88%    92%    91%    91%     91%
   at Bent Tree. . . . . . . . .                300                             95%    92%    92%    93%     93%
   at Bishop's Gate. . . . . . .                266                             91%    93%    96%    93%     94%
   at Chase Oaks . . . . . . . .                250                             95%    97%    93%    92%     92%
   at Gleneagles . . . . . . . .                590                             92%    94%    95%    95%     94%
   on the Green. . . . . . . . .                424                             95%    94%    95%    94%     93%
   at Nantucket. . . . . . . . .                312                             94%    97%    95%    95%     94%
   of North Dallas . . . . . . .              1,032                             90%    90%    91%    90%     92%
   on Rosemeade. . . . . . . . .                236                             96%    95%    97%    95%     95%
   at Valley Ranch . . . . . . .                460                             97%    95%    96%    96%     91%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
                                              4,560                             92%    93%    93%    93%     93%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
AUSTIN, TEXAS
 AMLI:
   at the Arboretum. . . . . . .                231                             95%    96%    91%    96%     97%
   in Great Hills. . . . . . . .                344                             97%    97%    94%    97%     93%
   at Lantana Ridge. . . . . . .                354                             94%    94%    97%    92%     92%
   at Martha's Vineyard. . . . .                360                             98%    96%    96%    98%     96%
   at StoneHollow. . . . . . . .                606                             98%    N/A    N/A    N/A     N/A
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
                                              1,895                             97%    96%    95%    96%     94%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
ATLANTA, GEORGIA
 AMLI:
  at Clairmont . . . . . . . . .                288                             97%    96%    96%    95%     94%
                                                                                                   lease   lease
  at Killian Creek . . . . . . .                256                             97%    98%    96%    up      up
  at Park Creek. . . . . . . . .                200                             95%    88%    90%    95%     88%
  at Peachtree City. . . . . . .                312                             94%    94%    93%    97%     94%
  at Sope Creek. . . . . . . . .                N/A                             N/A    96%    95%    92%     93%
  at Spring Creek. . . . . . . .              1,180                             90%    92%    93%    91%     91%
  at Vinings . . . . . . . . . .                360                             89%    94%    92%    96%     96%
  at West Paces. . . . . . . . .                337                             92%    91%    94%    95%     94%
  at Towne Creek . . . . . . . .                150                             93%    N/A    N/A    N/A     N/A
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
                                              3,083                             92%    94%    94%    93%     93%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----




                                                                    2000                         1999
                                 COMPANY'S   NUMBER      --------------------------   --------------------------
                                PERCENTAGE     OF         AT     AT     AT      AT     AT     AT     AT      AT
LOCATION/COMMUNITY               OWNERSHIP    UNITS     12/31   9/30   6/30    3/31  12/31   9/30   6/30    3/31
------------------              ----------   -------    -----  -----  -----  ------  -----  ----- ------  ------
EASTERN KANSAS
 AMLI:
   at Alvamar. . . . . . . . . .                152                             86%    86%    99%    95%     93%
   at Centennial Park. . . . . .                170                             84%    85%    92%    94%     89%
   at Crown Colony . . . . . . .                N/A                             N/A    N/A    87%    92%     91%
   at Lexington Farms. . . . . .                404                             91%    84%    89%    94%     91%
   at Regents Center . . . . . .                424                             92%    89%    94%    97%     97%
   at Sherwood . . . . . . . . .                N/A                             N/A    N/A    93%    92%     91%
   at Town Center. . . . . . . .                156                             83%    83%    88%    92%     96%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
                                              1,306                             89%    86%    92%    94%     93%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
INDIANAPOLIS, INDIANA
 AMLI:
   at Conner Farms . . . . . . .                300                             94%    95%    94%    95%     96%
   at Eagle Creek. . . . . . . .                240                             94%    91%    91%    91%     94%
   at Riverbend. . . . . . . . .                996                             79%    77%    79%    91%     87%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
                                              1,536                             84%    83%    84%    92%     90%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
CHICAGO, ILLINOIS
 AMLI:
   at Park Sheridan. . . . . . .                N/A                             N/A    N/A    96%    96%     93%
   at Poplar Creek . . . . . . .                196                             99%    92%    93%    96%     90%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
                                                196                             99%    92%    94%    96%     92%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
                                             12,576                           91.7%  91.5%  92.2%  93.3%   92.4%
                                             ======     =====  =====  =====   =====  =====  =====  =====   =====
CO-INVESTMENT COMMUNITIES:
--------------------------
ATLANTA, GA
 AMLI:
   at Barrett Lakes. . . . . . .    35%         446                             96%    95%    95%    94%     94%
                                                                                            lease  lease   lease
   at Northwinds . . . . . . . .    35%         800                             96%    93%    up     up      up
   at Pleasant Hill. . . . . . .    40%         502                             97%    98%    95%    93%     90%
   at River Park . . . . . . . .    40%         222                             93%    96%    95%    95%     93%
   at Towne Creek. . . . . . . .    N/A         N/A                             N/A    95%    96%    96%     86%
   at Willeo Creek . . . . . . .    30%         242                             95%    93%    96%    99%     91%
   at Windward Park. . . . . . .    45%         328                             93%    95%    95%    N/A     N/A
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
                                              2,540                             95%    95%    95%    95%     91%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----




                                                                    2000                         1999
                                 COMPANY'S   NUMBER      --------------------------   --------------------------
                                PERCENTAGE     OF         AT     AT     AT      AT     AT     AT     AT      AT
LOCATION/COMMUNITY               OWNERSHIP    UNITS     12/31   9/30   6/30    3/31  12/31   9/30   6/30    3/31
------------------              ----------   -------    -----  -----  -----  ------  -----  ----- ------  ------
CHICAGO, IL
 AMLI:
   at Chevy Chase. . . . . . . .    33%         592                             97%    92%    96%    97%     96%
   at Danada Farms . . . . . . .    10%         600                             93%    96%    93%    94%     96%
   at Fox Valley . . . . . . . .    25%         272                             92%    91%    88%    92%     94%
   at Prairie Court. . . . . . .    N/A         N/A                             N/A    N/A    N/A    97%     95%
   at Willowbrook. . . . . . . .    40%         488                             90%    90%    91%    96%     95%
   at Windbrooke . . . . . . . .    15%         236                             98%    99%    98%    97%     99%
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----
                                              2,188                             94%    93%    93%    96%     96%
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----
EASTERN KANSAS
 AMLI:
   at Regents Crest. . . . . . .    25%         368                             86%    87%    92%    93%     93%
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----
DALLAS, TX
 AMLI:                                                                                      lease  lease   lease
   at Deerfield. . . . . . . . .    25%         240                             93%    98%    up     up      up
   at Fossil Creek . . . . . . .    25%         384                             94%    95%    95%    96%     91%
   at Oak Bend . . . . . . . . .    40%         426                             90%    93%    N/A    N/A     N/A
   on the Parkway. . . . . . . .    25%         240                             95%    93%    89%    92%     95%
   at Prestonwood Hills. . . . .    45%         272                             93%    92%    93%    N/A     N/A
   on Timberglen . . . . . . . .    40%         260                             94%    94%    97%    95%     92%
   at Verandah . . . . . . . . .    35%         538                             95%    97%    95%    93%     95%
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----
                                              2,360                             93%    95%    94%    94%     94%
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----
AUSTIN, TX
 AMLI:
   at Park Place . . . . . . . .    N/A         N/A                             N/A    N/A    95%    96%     96%
                                                                                                           lease
   at Wells Branch . . . . . . .    25%         576                             94%    92%    93%    89%     up
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----
                                                576                             94%    92%    94%    92%     96%
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----




                                                                    2000                         1999
                                 COMPANY'S   NUMBER      --------------------------   --------------------------
                                PERCENTAGE     OF         AT     AT     AT      AT     AT     AT     AT      AT
LOCATION/COMMUNITY               OWNERSHIP    UNITS     12/31   9/30   6/30    3/31  12/31   9/30   6/30    3/31
------------------              ----------   -------    -----  -----  -----  ------  -----  ----- ------  ------

HOUSTON, TX
 AMLI:
   at Champions Centre . . . . .    15%         192                             94%    93%    93%    92%     92%
   at Champions Park . . . . . .    15%         246                             96%    94%    91%    95%     85%
   at Greenwood Forest . . . . .    15%         316                             94%    95%    92%    96%     93%
   Midtown . . . . . . . . . . .    45%         419                             94%    N/A    N/A    N/A     N/A
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----
                                              1,173                             94%    94%    92%    94%     90%
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----
Total Co-Investment
  Communities. . . . . . . . . .              9,205                           93.9%  93.8%  93.8%  94.4%   93.6%
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----

TOTAL. . . . . . . . . . . . . .             21,781                           92.6%  92.4%  92.8%  93.7%   92.8%
                                            =======     =====  =====  =====   =====  =====  =====  =====   =====




PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed during the quarter ended March 31, 2000. The Exhibits filed as part of this report are listed below.

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

                               AMLI RESIDENTIAL PROPERTIES TRUST



Date:  May 12, 2000            By:   /s/ CHARLES C. KRAFT
                                     -----------------------------------
                                     Charles C. Kraft
                                     Principal Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Date:  May 12, 2000            By:   /s/ GREGORY T. MUTZ
                                     -----------------------------------
                                     Gregory T. Mutz
                                     Chairman of the Board of Trustees




Date:  May 12, 2000            By:   /s/ ALLAN J. SWEET
                                     -----------------------------------
                                     Allan J. Sweet
                                     President and Trustee




Date:  May 12, 2000            By:   /s/ ROBERT J. CHAPMAN
                                     -----------------------------------
                                     Robert J. Chapman
                                     Principal Financial Officer




Date:  May 12, 2000            By:   /s/ CHARLES C. KRAFT
                                     -----------------------------------
                                     Charles C. Kraft
                                     Principal Accounting Officer