Form 10-Q
period 2000-06-30
AMLI RESIDENTIAL PROPERTIES TRUST
filed 2000-08-11
CIK 914724

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549


                                   FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



                 For the Quarterly Period Ended June 30, 2000



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

The number of the Registrant's Common Shares of Beneficial Interest outstanding was 17,309,455 as of June 30, 2000.

                                     INDEX



PART I  FINANCIAL INFORMATION


Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheets as of
              June 30, 2000 and December 31, 1999. . . . . . . . .      3

            Consolidated Statements of Operations
              for the three and six months ended
              June 30, 2000 and 1999 . . . . . . . . . . . . . . .      5

            Consolidated Statements of
              Shareholders' Equity
              for the six months ended
              June 30, 2000. . . . . . . . . . . . . . . . . . . .      7

            Consolidated Statements of Cash Flows
              for the six months ended
              June 30, 2000 and 1999 . . . . . . . . . . . . . . .      8

            Notes to Consolidated Financial Statements . . . . . .     10

Item 2.     Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations. . . . . . . . . . . . . . . .     33

Item 3.     Quantitative and Qualitative Disclosures
              About Market Risk. . . . . . . . . . . . . . . . . .     41



PART II  OTHER INFORMATION

Item 4.     Submission of Matters to a
            Vote of Securities Holders . . . . . . . . . . . . . .     46

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . .     46



SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . .     47

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                       AMLI RESIDENTIAL PROPERTIES TRUST

                          CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 2000 AND DECEMBER 31, 1999

                                  (UNAUDITED)
                   (Dollars in thousands, except share data)



                                                 JUNE 30,      DECEMBER 31,
                                                  2000            1999
                                               ----------      ------------

ASSETS:
Rental apartments:
  Land . . . . . . . . . . . . . . . . .       $   90,442            87,903
  Depreciable property . . . . . . . . .          593,459           566,509
                                               ----------        ----------
                                                  683,901           654,412
  Less accumulated depreciation. . . . .          (90,951)          (82,626)
                                               ----------        ----------
                                                  592,950           571,786

Rental properties held for sale,
  net of accumulated depreciation. . . .            --               19,784

Properties under development . . . . . .           63,875            47,314

Investments in partnerships. . . . . . .          132,971           107,518

Cash and cash equivalents. . . . . . . .            7,165             2,318
Deferred expenses, net . . . . . . . . .            3,152             3,377
Security deposits. . . . . . . . . . . .            1,455             1,541
Notes receivable from and advances
  to Service Companies . . . . . . . . .           33,787            35,717
Other assets . . . . . . . . . . . . . .           17,587            15,263
                                               ----------        ----------
          Total assets                         $  852,942           804,618
                                               ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Debt (note 5). . . . . . . . . . . . . .       $  393,168           369,541
Accrued interest payable . . . . . . . .            1,793             1,743
Accrued real estate taxes payable. . . .            7,989             9,999
Construction costs payable . . . . . . .            1,666             2,068
Security deposits and prepaid rents. . .            2,952             2,807
Other liabilities. . . . . . . . . . . .            2,944             3,606
                                               ----------        ----------
          Total liabilities. . . . . . .          410,512           389,764
                                               ----------        ----------

                       AMLI RESIDENTIAL PROPERTIES TRUST

                                                 JUNE 30,      DECEMBER 31,
                                                  2000            1999
                                               ----------      ------------

Commitments and contingencies (note 6)

Minority interest. . . . . . . . . . . .           57,181            57,813
                                               ----------        ----------

SHAREHOLDERS' EQUITY:
Series A Cumulative Convertible
 Preferred shares of beneficial
 interest, $0.01 par value,
 1,500,000 authorized, 1,200,000
 issued and 850,000 outstanding
 (aggregate liquidation preference
 of $17,168 and $17,162,
 respectively) . . . . . . . . . . . . .                9                 9

Series B Cumulative Convertible
 Preferred shares of beneficial
 interest, $0.01 par value,
 3,125,000 authorized, issued
 and outstanding (aggregate
 liquidation preference
 of $76,438) . . . . . . . . . . . . . .               31                31

Shares of beneficial interest,
 $0.01 par value, 145,375,000
 authorized, 17,309,455 and
 16,996,138 common shares issued
 and outstanding, respectively . . . . .              173               170

Additional paid-in capital . . . . . . .          427,352           421,989

Employees' and Trustees' notes . . . . .          (11,846)          (12,000)

Dividends paid in excess
 of earnings . . . . . . . . . . . . . .          (30,470)          (53,158)
                                               ----------        ----------

          Total shareholders'
            equity . . . . . . . . . . .          385,249           357,041
                                               ----------        ----------

          Total liabilities and
            shareholders' equity . . . .       $  852,942           804,618
                                               ==========        ==========














         See accompanying notes to consolidated financial statements.

                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                   THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                      (UNAUDITED)
                                       (Dollars in thousands, except share data)
                                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                   JUNE 30                         JUNE 30
                                                            -----------------------        -----------------------
                                                              2000           1999            2000           1999
                                                            --------       --------        --------       --------
Revenues:
  Property:
    Rental . . . . . . . . . . . . . . . . . . . . .        $ 26,775         27,281          53,049         53,976
    Other. . . . . . . . . . . . . . . . . . . . . .           1,658          1,757           3,195          3,326
  Interest and share of income (loss)
    from Service Companies . . . . . . . . . . . . .           2,995          1,037           3,826          1,676
  Other interest . . . . . . . . . . . . . . . . . .             254            365             609            692
  Income from partnerships . . . . . . . . . . . . .           1,332            923           2,517          1,673
  Other. . . . . . . . . . . . . . . . . . . . . . .           1,083          1,598           1,726          2,071
                                                            --------       --------        --------       --------
          Total revenues . . . . . . . . . . . . . .          34,097         32,961          64,922         63,414
                                                            --------       --------        --------       --------
Expenses:
  Personnel. . . . . . . . . . . . . . . . . . . . .           2,806          2,700           5,549          5,343
  Advertising and promotion. . . . . . . . . . . . .             571            651           1,092          1,270
  Utilities. . . . . . . . . . . . . . . . . . . . .             726            906           1,499          1,928
  Building repairs and maintenance
    and services . . . . . . . . . . . . . . . . . .           1,449          1,552           2,830          2,844
  Landscaping and grounds maintenance. . . . . . . .             662            665           1,216          1,259
  Real estate taxes. . . . . . . . . . . . . . . . .           3,485          3,508           6,827          6,928
  Insurance. . . . . . . . . . . . . . . . . . . . .             228            221             458            421
  Property management fees . . . . . . . . . . . . .             711            727           1,406          1,434
  Other operating expenses . . . . . . . . . . . . .             356            365             655            630
  Interest . . . . . . . . . . . . . . . . . . . . .           6,248          5,625          11,890         10,941
  Amortization of deferred costs . . . . . . . . . .             121             97             239            208
  Depreciation . . . . . . . . . . . . . . . . . . .           5,026          4,394           9,992          9,184
  General and administrative . . . . . . . . . . . .             930            948           1,858          1,994
                                                            --------       --------        --------       --------
          Total expenses . . . . . . . . . . . . . .          23,319         22,359          45,511         44,384
                                                            --------       --------        --------       --------





                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                   CONSOLIDATED STATEMENTS OF OPERATIONS - Continued



                                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                   JUNE 30                         JUNE 30
                                                            -----------------------        -----------------------
                                                              2000           1999            2000           1999
                                                            --------       --------        --------       --------
Income before nonrecurring gains
  and minority interest. . . . . . . . . . . . . . .          10,778         10,602          19,411         19,030
Gains on sales of residential properties . . . . . .           8,151          --             30,467          --
                                                            --------       --------        --------       --------
Income before minority interest. . . . . . . . . . .          18,929         10,602          49,878         19,030
Minority interest. . . . . . . . . . . . . . . . . .           2,835          1,513           7,856          2,661
                                                            --------       --------        --------       --------
          Net income . . . . . . . . . . . . . . . .          16,094          9,089          42,022         16,369

Less income attributable to preferred shares . . . .           1,829          1,789           3,658          3,662
                                                            --------       --------        --------       --------
          Net income attributable to
            common shares. . . . . . . . . . . . . .        $ 14,265          7,300          38,364         12,707
                                                            ========       ========        ========       ========


Net income per common share - basic  . . . . . . . .        $    .83            .43            2.25            .75
                                                            ========       ========        ========       ========
Net income per common share - diluted. . . . . . . .        $    .76            .43            1.99            .75
                                                            ========       ========        ========       ========

Dividends declared and paid per common share . . . .        $    .47            .45             .93            .90
                                                            ========       ========        ========       ========














                             See accompanying notes to consolidated financial statements.

                                              AMLI RESIDENTIAL PROPERTIES TRUST

                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                               SIX MONTHS ENDED JUNE 30, 2000
                                                   (Dollars in thousands)



                                      SHARES OF                         EMPLOYEES'        DIVIDENDS
                                  BENEFICIAL INTEREST    ADDITIONAL        AND               PAID
                                 --------------------     PAID-IN        TRUSTEES'        IN EXCESS
                                  SHARES       AMOUNT     CAPITAL         NOTES          OF EARNINGS         TOTAL
                                 -------       ------   ----------      ---------        -----------       ---------

Balance at
  December 31, 1999. . . . .   20,971,138        $210      421,989        (12,000)          (53,158)         357,041

Shares issued in
 connection with:
  Executive Share
    Purchase Plan. . . . . .       5,821          --           126          --                --                 126
  Employees' and
    Trustees' notes,
    net of repayments. . . .       --             --         --               154             --                 154
  Units converted
    to shares. . . . . . . .     307,496            3        5,245          --                --               5,248
Reallocation of
  minority interest. . . . .       --             --            (8)         --                --                  (8)
Earnings in excess of
  dividends paid . . . . . .       --             --         --             --               22,688           22,688
                               ----------        ----      -------        -------           -------          -------
Balance at
  June 30, 2000. . . . . . .   21,284,455        $213      427,352        (11,846)          (30,470)         385,249
                               ==========        ====      =======        =======           =======          =======










                                See accompanying notes to consolidated financial statements.

                       AMLI RESIDENTIAL PROPERTIES TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                  (UNAUDITED)
                            (Dollars in thousands)



                                                       2000          1999
                                                     --------      --------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . .     $ 42,022        16,369
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization. . . . . . .       10,231         9,392
      Cash distributions from partnerships
        in excess of share of income . . . . . .        3,133         1,420
      (Income) loss from Service Companies . . .       (1,415)          426
      Gains on sales of residential properties
        in 2000 and sale of land parcel
        in 1999. . . . . . . . . . . . . . . . .      (30,467)         (281)
      Minority interest. . . . . . . . . . . . .        7,856         2,661
    Changes in assets and liabilities:
      Increase in deferred costs . . . . . . . .          (98)         (144)
      Decrease (increase) in
        security deposits. . . . . . . . . . . .           86          (134)
      (Increase) decrease in other assets. . . .       (2,187)          756
      Decrease in accrued real estate taxes. . .       (2,010)       (1,626)
      Increase in accrued interest payable . . .           50           155
      Increase (decrease) in tenant security
        deposits and prepaid rents . . . . . . .          145          (102)
      Decrease in other liabilities. . . . . . .         (662)         (250)
                                                     --------       -------
          Net cash provided by
            operating activities . . . . . . . .       26,684        28,642
                                                     --------       -------

Cash flows from investing activities:
  Net cash proceeds from sales of
    residential properties in 2000 and
    sale of land parcel in 1999. . . . . . . . .       64,862         1,451
  Investments in partnerships. . . . . . . . . .      (23,774)       (5,999)
  Repayments from (advances to) affiliates . . .        7,718       (11,816)
  Earnest money deposits . . . . . . . . . . . .       (3,970)         (435)
  Acquisition properties . . . . . . . . . . . .      (43,727)         (359)
  Capital expenditures - rehab properties. . . .       (3,869)       (2,047)
  Capital expenditures - other properties. . . .       (1,983)       (2,306)
  Properties under development, net of
    co-investors' share of costs . . . . . . . .      (18,018)       (2,878)
  Decrease in construction costs payable . . . .         (402)       (1,401)
                                                     --------       -------
          Net cash used in
            investing activities . . . . . . . .      (23,163)      (25,790)
                                                     --------       -------

                       AMLI RESIDENTIAL PROPERTIES TRUST

                                                       2000          1999
                                                     --------      --------

Cash flows from financing activities:
  Debt proceeds, net of financing costs. . . . .      230,000       120,784
  Debt repayments. . . . . . . . . . . . . . . .     (206,373)     (105,834)
  Proceeds from issuance of Executive
    Share Purchase Plan shares, net of
    Employees' and Trustees' notes . . . . . . .          280           450
  Distributions to partners. . . . . . . . . . .       (3,247)       (3,186)
  Dividends paid . . . . . . . . . . . . . . . .      (19,334)      (18,829)
                                                     --------       -------
          Net cash provided by (used in)
            financing activities . . . . . . . .        1,326        (6,615)
                                                     --------       -------

Net increase (decrease) in cash and
  cash equivalents . . . . . . . . . . . . . . .        4,847        (3,763)
Cash and cash equivalents at
  beginning of period. . . . . . . . . . . . . .        2,318         4,546
                                                     --------       -------
Cash and cash equivalents at
  end of period. . . . . . . . . . . . . . . . .     $  7,165           783
                                                     ========       =======

Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and other interest,
    net of amounts capitalized . . . . . . . . .     $ 11,840        10,786
                                                     ========      ========
































         See accompanying notes to consolidated financial statements.

                       AMLI RESIDENTIAL PROPERTIES TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 2000 AND 1999

                                  (Unaudited)
                   (Dollars in thousands, except share data)



1.    ORGANIZATION AND BASIS OF PRESENTATION

      Organization

      AMLI Residential Properties Trust (the "Company") commenced operations upon the completion of its initial public offering on February 15, 1994. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position at June 30, 2000 and December 31, 1999 and the results of operations and cash flows for the periods presented, have been made.

      Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results for the three and six months ended June 30, 2000 are not necessarily indicative of expected results for the entire year.

      The consolidated financial statements include the accounts of the Company and AMLI Residential Properties, L. P. (the "Operating Partnership" which holds the operating assets of the Company). The Company is the sole general partner and owned an 87% majority interest in the Operating Partnership at June 30, 2000. The limited partners hold Operating Partnership units ("OP Units") which are convertible into shares of the Company on a one-for-one basis, subject to certain limitations.

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


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Real Estate Assets

      At June 30, 2000, the Company has four communities under rehab namely, AMLI at Riverbend, AMLI at Spring Creek, AMLI at North Dallas and AMLI at Valley Ranch. Through June 30, 2000, the Company has spent $11,120 on rehab of these four properties. All costs (except costs to routinely paint the interiors of units at turnover) associated with a rehab are capitalized and depreciated over their policy lives.

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

      At June 30, 2000, the Company's properties under development include parcels of land in the initial phase of development on which physical construction will commence later this year or in 2001. Properties under development are as follows:

                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                         NUMBER    NUMBER             TOTAL
                                                                           OF        OF              EXPENDED
COMMUNITY                            LOCATION                            ACRES     UNITS            THRU 6/30/00
---------                            --------                            ------    ------           ------------

Wholly-Owned:

Development Communities:
 AMLI:
  at Bent Tree II (1)                Dallas, TX                              10       200             $ 12,913
  at Kings Harbor                    Houston, TX                             15       300                4,085
                                                                            ---     -----             --------

    Total Development Communities                                            25       500               16,998
                                                                            ---     -----             --------

Land Held for Development:
 AMLI:
  at Champions II (2)                Houston, TX                             14       288                2,856
  at Mesa Ridge (2)                  Ft. Worth, TX                           27       520                4,328
  at Fossil Lake (2)                 Ft. Worth, TX                           19       324                3,223
  at Fossil Lake II (2)              Ft. Worth, TX                           15       240                2,291
  at Prairie Lakes I                 Noblesville, IN                         17       228                1,013
  at Prairie Lakes II-IV             Noblesville, IN                        103     1,100                5,259
  at Milton Park (2)                 Atlanta, GA                             21       449                3,717
  at Anderson Mill (2)               Austin, TX                              39       520                4,222
  at Downtown Austin (2)             Austin, TX                               2       218                6,200
  at Parmer (2)                      Austin, TX                              28       480                3,413
  at Vista Ridge (2)                 City of Lewisville, TX                  15       340                3,023
  at Cambridge Square (2)            Overland Park, KS                       34       408                4,244
  at Westwood Ridge (2)              Overland Park, KS                       30       428                3,088
                                                                            ---     -----             --------
    Total Land Held for
      Development                                                           364     5,543               46,877
                                                                            ---     -----             --------

    Total Wholly-Owned                                                      389     6,043               63,875
                                                                            ---     -----             --------





                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                                        NUMBER    NUMBER             TOTAL
                                                                          OF        OF              EXPENDED
COMMUNITY                            LOCATION                           ACRES     UNITS            THRU 6/30/00
---------                            --------                           ------    ------           ------------
Co-Investments
(Company Ownership Percentage):

 Development Communities:
 AMLI:
  at Mill Creek (25%)                Gwinnett County, GA                     33       400                8,514
  at Lost Mountain (75%)             Paulding County, GA                     17       164                7,546
  at Park Bridge (25%)               Atlanta, GA                             35       352               17,611
  at Monterey Oaks (25%)             Austin, TX                              26       430               26,758
  at St. Charles (25%)               St. Charles, IL                         25       400               42,305
  Creekside (25%)                    Overland Park, KS                       12       224               15,775
  at Wynnewood Farms (25%)           Overland Park, KS                       20       232               17,970
  at Regents Crest II (25%)          Overland Park, KS                        6       108                7,825
  at Castle Creek (40%)              Indianapolis, IN                        16       276               19,985
  at Lake Clearwater (25%)           Indianapolis, IN                        11       216               16,113
  at Summit Ridge (25%)              Lee's Summit, MO                        24       432               20,747
                                                                            ---     -----             --------
        Total Development
          Communities                                                       225     3,234              201,149
                                                                            ---     -----             --------
 Land Held for Development:
 AMLI:
  at Peachtree City II (20%)         Peachtree City, GA                      21       216                3,639
                                                                            ---     -----             --------
        Total Land Held for
          Future Development                                                 21       216                3,639
                                                                            ---     -----             --------
        Total Co-Investments                                                246     3,450              204,788
                                                                            ---     -----             --------
    Total Wholly-Owned
      and Co-Investments                                                    635     9,493             $268,663
                                                                            ===     =====             ========

    (1) This property is substantially complete at June 2000 and is anticipated to be substantially leased in the third quarter of this year.

    (2) It is the Company's intention to develop these land parcels in additional partnerships with one or more institutional investors.



                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Acquisition

The table below summarizes the properties acquired by the Company during 1999-2000:
                          Company
                          Percen-                    Year
                           tage        Number        Com-
                           Owner-       of          pleted       Date        Purchase                   Total
Community                  ship        Units         (1)        Acquired      Price          Debt       Equity
---------                --------     --------     --------     --------     --------       ------     --------
WHOLLY-OWNED:
AMLI:
 at StoneHollow
  Austin, TX (2) . .         100%          606         1997     02/13/00     $ 36,806         --         36,806
 at Towne Creek
  Gainesville,
  GA (2)(3). . . . .         100%          150         1989     02/08/00        6,617         --          6,617
                                        ------                               --------       ------      -------
                                           756                                 43,423         --         43,423
                                        ------                               --------       ------      -------
CO-INVESTMENTS:
AMLI:
 on Spring Mill. . .          20%
  Indianapolis,. . .       (Resi-
  IN (4) . . . . . .       idual)          400         1999     06/30/99       29,475        --          29,475
 at Prestonwood
  Hills
  Dallas, TX . . . .          45%          272         1997     08/12/99       17,650       11,649        6,001
 at Windward Park
  Alpharetta, GA . .          45%          328         1999     08/26/99       27,485       18,183        9,302
 at Oak Bend
  Lewisville, TX . .          40%          426         1997     10/26/99       25,250       18,834        6,416
 Midtown
  Houston, TX. . . .          45%          419         1998     01/13/00       33,250       21,945       11,305
 on Frankford
  Dallas, TX . . . .          45%          582         1998     06/26/00       38,819       25,710       13,109
 at Peachtree
  City I
  Fayette County,
  GA (5) . . . . . .          20%          312         1998     06/29/00       28,630         --         28,630
                                        ------                               --------       ------      -------
                                         2,739                                200,559       96,321      104,238
                                        ------                               --------       ------      -------
                                         3,495                               $243,982       96,321      147,661
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

   (5)   The Company's 20% interest in AMLI at Peachtree City I is a result of the Company's sale of an 80%
interest in this property.


   Disposition

   The Company selectively sells properties and reinvests the proceeds in new communities to continually improve the quality of its portfolio and increase the potential for growth in net operating income.  The gains on sale of residential communities are reported separately in the accompanying Statements of Operations and neither the properties' selling prices nor related gains are included in revenues in the accompanying consolidated Statements of Operations.


                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

    The table below summarizes the properties sold by the Company during 1999-2000.
                                                                                                             Net
                                                                                                          Operating
                                                                                                          Income in
                                                                                                           Twelve
                 Company                                                                                   Months
                 Percen-                                     Costs                                       Immediately
                 tage                   Date                 Before                                        Prior to
                 Owner-     Number    Acquired/     Date     Depre-      Sale        Net                   Date of
Community        ship      of Units   Developed     Sold     ciation     Price     Proceeds      Gain       Sale
---------       --------   --------   ---------   --------   --------   --------   --------    --------  -----------
WHOLLY-OWNED:
AMLI at:

 Park Sheridan
 Chicago, IL        100%        253    09/01/89   10/12/99    $11,186     23,500     23,088      15,102        1,586

 Crown Colony
 Topeka, KS         100%        220   10/18/94-
                                       06/30/97   10/14/99     10,239     11,288     11,194       1,959        1,027

 Sherwood
 Topeka, KS         100%        300    10/18/94   10/14/99     14,130     14,962     14,832       2,434        1,560

 Sope Creek
 Marietta, GA (1)   100%        695  1982/83/95   02/03/00     27,604     42,500     42,105      22,316        4,014

 Peachtree
 City I (2)
 Fayette
 County, GA         100%        312        1998   06/29/00     16,062     22,904     22,878       8,151        2,084
                              -----                           -------    -------    -------     -------      -------
                              1,780                            79,221    115,154    114,097      49,962       10,271
                              -----                           -------    -------    -------     -------      -------




                                                                                                             Net
                                                                                                          Operating
                                                                                                          Income in
                                                                                                           Twelve
                 Company                                                                                   Months
                 Percen-                                     Costs                                       Immediately
                 tage                   Date                 Before                                        Prior to
                 Owner-     Number    Acquired/     Date     Depre-      Sale        Net                   Date of
Community        ship      of Units   Developed     Sold     ciation     Price     Proceeds      Gain       Sale
---------       --------   --------   ---------   --------   --------   --------   --------    --------  -----------

CO-INVESTMENTS:
AMLI at:
 Park Place
  Austin, TX         25%        588    05/16/94   12/15/99     21,419     25,750     24,832       6,001        2,396

 Prairie Court
 Chicago, IL          1%        125    09/01/87   08/16/99      9,129     13,500     12,850       6,717          911
                              -----                          --------    -------    -------     -------      -------
                                713                            30,548     39,250     37,682      12,718        3,307
                              -----                          --------    -------    -------     -------      -------
                              2,493                          $109,769    154,404    151,779      62,680       13,578
                              =====                          ========    =======    =======     =======      =======


     (1)   The net proceeds from this sale were used to acquire AMLI at StoneHollow and AMLI at Towne Creek which completed the deferred third party exchange for Federal income tax purposes.

     (2)   Costs, sale price, net proceeds and gain are stated at 80%, which represents the Company's ownership percentage that was sold to a co-investment partnership.  The Company contributed its remaining ownership in the property for which it received a 20% partnership interest.

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

      At June 30, 2000, the Company was a party to seven interest rate swap agreements which require the Company to pay to or receive from counterparties on a monthly basis the amounts, if any, by which the Company's interest costs on the fixed rate basis differs from the interest payments required on certain floating rate debt.

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

      The following summarizes certain information pursuant to interest rate swap contracts at June 30, 2000.


                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




                                                                        Approximate
                                                                         Value or
                                                          Cumulative    (Liability)
Notional     Fixed           Term of        Contract         Cash       at June 30,
Amount       Rate(1)         Contract       Maturity      Paid, Net       2000 (2)
--------    -------          --------       ---------     ----------   -------------

$ 75,000    7.112%            1 year         05/10/01          $ 45          (145)
  10,000    6.216%            5 years        11/01/02           178           165
  10,000    6.029%            5 years        11/01/02           129           207
  20,000    6.145%            5 years        02/15/03           293           396
  10,000    6.070%            5 years        02/18/03           129           217
  15,000    6.405%            5 years        09/20/04            55           307
  10,000    6.438%            5 years        10/04/04            35           195
--------                                                       ----         -----
$150,000                                                       $864         1,342
========                                                       ====         =====



(1)   The fixed rate for the swaps includes the swap spread (the risk component added to the Treasury yield to determine a fixed rate) and excludes lender's spread.

(2)   Represents the approximate amount which the Company would have received or paid as of June 30, 2000 if these contracts were terminated.  This amount is not recorded as an asset or a liability in the accompanying balance sheet as of June 30, 2000.

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging
Activities," as clarified by Statement of Financial Accounting Standards No. 138 on the same subject, becomes effective for all fiscal quarters for fiscal years beginning after June 15, 2000 and is not expected to have a material impact on the Company's financial statements.






                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


      PER SHARE DATA

      A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows:


                                                        Three Months Ended                 Six Months Ended
                                                             June 30,                         June 30,
                                                     -------------------------        -------------------------
                                                      2000             1999            2000             1999
                                                   ----------      -----------      ----------       ----------
      Net income . . . . . . . . . . . . . .       $   16,094            9,089          42,022           16,369
      Less income attributable to
        preferred shares . . . . . . . . . .           (1,829)          (1,789)         (3,658)          (3,662)
                                                   ----------       ----------      ----------       ----------
      Income before extraordinary item
        attributable to common shares
        - Basic. . . . . . . . . . . . . . .       $   14,265            7,300          38,364           12,707
                                                   ==========       ==========      ==========       ==========
      Income before extraordinary items -
        - Diluted. . . . . . . . . . . . . .       $   16,094            9,089          42,022           16,369
                                                   ==========       ==========      ==========       ==========
      Weighted average common shares
        - Basic. . . . . . . . . . . . . . .       17,159,007       16,975,558      17,090,029       16,858,332
                                                   ==========       ==========      ==========       ==========
      Dilutive Options and Other Plan
        shares . . . . . . . . . . . . . . .          139,866           77,053          96,963           57,760
      Convertible preferred shares . . . . .        3,975,000         N/A  (1)       3,975,000         N/A  (1)
                                                   ----------       ----------      ----------       ----------
      Weighted average common shares
        - Dilutive . . . . . . . . . . . . .       21,273,873       17,052,611      21,161,992       16,916,092
                                                   ==========       ==========      ==========       ==========
      Earnings per share before extra-
        ordinary items:
          Basic. . . . . . . . . . . . . . .       $      .83              .43            2.25              .75
          Diluted. . . . . . . . . . . . . .       $      .76              .43            1.99              .75
                                                   ==========       ==========      ==========       ==========

      (1)  In 1999, convertible preferred shares were anti-dilutive.

                       AMLI RESIDENTIAL PROPERTIES TRUST

3.    INVESTMENTS IN PARTNERSHIPS AND SERVICE COMPANIES

      INVESTMENTS IN PARTNERSHIPS

      At June 30, 2000, the Operating Partnership is a general partner in various co-investment partnerships. The Operating Partnership and the Service Companies receive various fees for services provided to these co-investment partnerships, including development fees, construction fees, acquisition fees, property management fees, asset management fees, financing fees, administrative fees and disposition fees. The Operating Partnership is entitled to shares of cash flow or liquidation proceeds in excess of its stated ownership percentages, in most cases based on returns to its partners in excess of specified rates. The Operating Partnership has received cash flow and has recorded operating income in excess of its ownership percentages of $394 for the six months ended June 30, 2000. Investments in partnerships at June 30, 2000 and the Company's 2000 share of income or loss for the six months then ended from each are summarized as follows:

                                           AMLI RESIDENTIAL PROPERTIES TRUST
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                     Equity                         Total     Company's   Company's
                    Company's                  ------------------    Company's       Net       Share of   Share of
                    Percentage    Total                 Company's    Investment     Income   Net Income   Deprecia-
Community           Ownership     Assets       Total    Share (1)       (1)         (Loss)     (Loss)       tion
---------           ----------   -------       -----    ---------    ----------     -----    ----------  ----------

AMLI:
 at Greenwood
  Forest               15%      $ 15,888       4,151         623           605         36             6         34
 at Champions
  Park                 15%        11,735       2,847         427           427         57             9         26
 at Champions
  Centre               15%         8,871       2,131         320           320        (26)           (4)        20
 at Windbrooke         15%        16,365       4,486         673           673        215            32         37
 at Willeo Creek       30%        13,997       4,254       1,276         1,276        137            41         78
 at Pleasant Hill      40%        24,512       9,081       3,603         3,167        570           259        167
 at Barrett Lakes      35%        24,996       8,106       2,837         2,943        412           144        159
 at Chevy Chase        33%        42,583      13,053       4,297         4,297        945           312        215
 at Willowbrook        40%        35,318      10,874       4,350         4,267        510           204        235
 at River Park         40%        13,945       4,891       1,957         1,913        262           105         89
 at Fox Valley         25%        23,290      22,724       5,681         5,866        634           158         93
 at Fossil Creek       25%        20,385      19,921       4,980         5,071        754           188         91
 at Danada Farms       10%        45,666      19,991       1,999         1,990        852            85         69
 at Verandah           35%        22,774       5,492       1,966         2,023        (45)           21        197
 at Northwinds         35%        52,532      17,716       6,200         6,042        887           311        315
 at Regents Crest      25%        32,068      16,011       4,010         4,091        105            69        112
 at Oakhurst North     25%        42,219      41,464      10,366        10,367        405           101        170
 at Wells Branch       25%        33,440      32,733       8,183         7,628      1,172           293        144
 on the Parkway        25%        15,234       4,392       1,095           791         85            22         72
 on Timberglen         40%        10,596       3,786       1,529           151        (19)           14         95
 at Castle Creek       40%        19,878      18,764       7,506         7,670       (173)          (69)        98
 at Lake Clear-
  water                25%        16,039      15,273       3,818         3,871        (18)           (4)        61
 Creekside             25%        15,592      15,000       3,750         3,877       (234)          (59)        48
 at Deerfield          25%        17,314       4,459       1,137           951       (155)          (13)        72
 at Wynnewood
  Farms                25%        17,887      16,419       4,105         4,153       (192)          (44)        54




                                           AMLI RESIDENTIAL PROPERTIES TRUST
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



                                                    Equity                          Total     Company's   Company's
                    Company's                 -------------------    Company's       Net       Share of   Share of
                    Percentage    Total                 Company's    Investment     Income   Net Income   Deprecia-
Community           Ownership     Assets      Total     Share (1)       (1)         (Loss)     (Loss)       tion
---------           ----------   -------      ------    ---------    ----------     -----    ----------  ----------
 at Monterey Oaks      25%        26,821      23,672       5,918         5,999       (137)          (34)        28
 at St. Charles        25%        42,813      38,822       9,705         9,732        263            66        122
 at Park Bridge        25%        17,618      14,333       3,583         3,650        (67)          (17)         7
 at Mill Creek         25%         8,528       8,200       2,050         2,123         (1)          --       --
 at Lost Mountain      75%         8,227         481         501           604        (83)          (61)        32
 on Spring Mill        20%
                    (Residual)    29,666      28,994       --            1,294        707           --       --
 at Prestonwood
    Hills              45%        18,089       6,220       2,833         2,830        100            66        107
 at Windward Park      45%        28,098       9,680       4,411         4,407        168           109        165
 at Summit Ridge       25%        20,885         (69)        (17)         (190)       (69)          (17)        10
 at Oak Bend           40%        25,582       6,146       2,420         2,420        119            63        131
 Midtown               45%        34,519      11,965       5,456         5,441        237           151        187
 on Frankford          45%        40,378      13,995       6,356         6,336        (16)           (6)        28
 at Peachtree
    City I             20%        29,389      29,163       5,833         3,747        (42)            3      --
 at Peachtree
    City II            20%         3,639       1,000         200           148        --            --       --
                                --------     -------     -------       -------      -----         -----     ------
                                 927,376     510,621     135,937       132,971      8,355         2,504      3,568
                                --------     -------     -------       -------      -----

   Other                           --          --          --            --           --             13      --
                                --------     -------     -------       -------      -----         -----     ------

                                $927,376     510,621     135,937       132,971      8,355         2,517      3,568
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

      All but two debt financings have been obtained at fixed rates from various insurance companies on behalf of these co-investment partnerships. The following summarizes co-investment debt at June 30, 2000:

                         Total       Outstanding  Interest
Community              Commitment    at 6/30/00     Rate           Maturity
---------              ----------    -----------  --------         --------
AMLI:
 at Champions Centre     $ 6,700          6,485      8.93%       January 2002
 at Champions Park         9,500          8,630      7.49%       January 2002
 at Windbrooke            11,500         11,250      9.24%      February 2002
 at Greenwood Forest      11,625         11,390      8.95%           May 2002
 at Peachtree City II     19,170          2,576    L+1.875          June 2002
 at Summit Ridge          18,954         17,394    L+1.75%      December 2002
 at Chevy Chase           29,767         28,135      6.67%         April 2003
 at Willeo Creek          10,000          9,475      6.77%           May 2003
 at Willowbrook           24,500         23,389     7.785%           May 2003
 at Regents Crest         16,500         15,611      7.50%      December 2003
 at Verandah              16,940         16,661      7.55%         April 2004
 on Timberglen             6,770          6,577      7.70%          June 2004
 at Prestonwood Hills     11,649         11,564      7.17%        August 2006
 at Windward Park         18,183         18,054      7.27%        August 2006
 at Oak Bend              18,834         18,754      7.81%      December 2006
 at Deerfield             12,600         12,552      7.56%       January 2007
 Midtown                  21,945         21,862      7.52%       January 2007
 at Danada Farms          24,500         24,205      7.33%         March 2007
 at Pleasant Hill         15,500         14,871      9.15%         March 2007
 on Frankford             25,710         25,710      8.25%          June 2007
 at River Park             9,100          8,823      7.75%          June 2008
 on the Parkway           10,800         10,552      6.75%       January 2009
 at Barrett Lakes         16,680         16,371      8.50%      December 2009
 at Northwinds            33,800         33,800      8.25%       October 2010
 at Lost Mountain         10,252          7,095      6.84%      November 2040

      In general, these loans provide for monthly payments of principal and interest based on a 25 or 27 year amortization schedule and a balloon payment at maturity. Some loans provide for payments of interest only for an initial period, with principal amortization commencing generally within two years.

      Investments in Service Companies

      Summarized combined financial information of the Service Companies at and for the six months ended June 30, 2000 and 1999 follows:

                                             2000             1999
                                           -------          -------

         Income (1)                        $11,467            8,138
         General and adminis-
           trative expenses                 (5,979)          (5,863)
                                           -------          -------
             EBITDA                          5,488            2,275

                       AMLI RESIDENTIAL PROPERTIES TRUST

                                             2000             1999
                                           -------          -------

         Interest                           (2,232)          (1,639)
         Depreciation                         (912)            (737)
         Income taxes                         (858)              20
                                           -------          -------

           Income (loss) (2)(3)            $ 1,486              (81)
                                           =======          =======

         Total assets                      $50,649           43,772
                                           =======          =======

         (1)   Net of construction and landscaping costs.
         (2) Net of tax effect includes $207 in amortization of goodwill in both years.
         (3) The Company's share of income in 2000 (including the recognition of $379 of intercompany profit previously eliminated) includes $2,621 in after tax gains from sales of non-multi-family residential land.


      Substantially all interest expense of the Service Companies results from notes payable to the Company at interest rates ranging from 9.5% to 13.0%. Interest and share of income from Service Companies as included in the accompanying Consolidated Statements of Operations is reconciled below:

                                                           June 30,
                                                      ------------------
                                                       2000        1999
                                                      ------      ------

    Intercompany interest expensed . . . . . . .     $ 2,232       1,639
    Intercompany interest capitalized. . . . . .         179         463
    Income (loss). . . . . . . . . . . . . . . .       1,486         (81)
    Intercompany eliminations and
      minority interests, net. . . . . . . . . .         (71)       (345)
                                                     -------      ------
                                                     $ 3,826       1,676
                                                     =======      ======

4.    RELATED PARTY TRANSACTIONS

      During the six months ended June 30, 2000 and 1999, the Company accrued or paid to its affiliates fees and other costs and expenses as follows:
                                                  2000               1999
                                                 ------             -----
       Management fees                           $1,406             1,434
       General contractor fees                      104               162
       Interest expense                             275               274
       Landscaping and grounds maintenance        1,033               428
                                                 ======             =====

      In addition, at June 30, 2000 and December 31, 1999, the Company owed Amli Residential Construction, Inc. $737 and $2,068, respectively, for construction costs of communities under development.

                       AMLI RESIDENTIAL PROPERTIES TRUST

      During the six months ended June 30, 2000 and 1999, the Company earned or received from its affiliates other income as follows:

                                                  2000               1999
                                                 ------             -----

       Development fees                          $  955             1,479
       Acquisition fees                             475              --
       Asset management fees                        296               302
       Accounting and administrative fees          --                   9
       Interest on advances to other
         affiliates                                 143               212
       Interest on notes and advances
         to Service Companies                     2,411             2,102
                                                 ======             =====

      In addition, during the six months ended June 30, 2000 and 1999, total revenues of $1,241 and $1,395, respectively, were generated from leases to AMLI Corporate Homes ("ACH"), a division of one of the Service Companies.


                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


5.    DEBT

      The table below summarizes certain information relating to the indebtedness of the Company.

                                                                    Balance                                  Balance
                                                     Original         at            Interest     Maturity       at
Encumbered Communities                                Amount        6/30/00           Rate         Date      12/31/99
----------------------                               --------       --------        --------     --------    --------

BOND FINANCING:
                                                                                  Tax-Exempt
Unsecured (1)                                        $ 40,750         40,750      Rate+1.23%      10/1/24      40,750
                                                                                  Tax-Exempt
AMLI at Poplar Creek                                    9,500          9,500      Rate+1.15%       2/1/24       9,500
                                                     --------        -------                                  -------
    Total Bonds                                        50,250         50,250                                   50,250
                                                     --------        -------                                  -------

MORTGAGE NOTES PAYABLE TO FINANCIAL INSTITUTIONS:
AMLI at Conner Farms                                   13,275         12,370           7.00%      6/15/03      12,498
AMLI at Riverbend                                      31,000         29,022           7.30%       7/1/03      29,307
AMLI in Great Hills                                    11,000         10,302           7.34%       7/1/03      10,402
AMLI at Valley Ranch                                   11,500         10,101          7.625%      7/10/03      10,229
AMLI at Nantucket                                       7,735          7,514           7.70%       6/1/04       7,573
AMLI at Bishop's Gate                                  15,380         14,665             (2)       8/1/05      14,803
AMLI at Regents Center                                 20,100         19,363             (3)       9/1/05      19,463
AMLI on the Green/AMLI of North Dallas (4)             43,234         40,769          7.789%       5/1/06      41,120
AMLI at Clairmont                                      12,880         12,817           6.95%      2/15/08      12,880
AMLI at Park Creek                                     10,322         10,245          7.875%      12/1/38      10,266
                                                     --------        -------                                 --------
  Total Mortgage Notes Payable                        176,426        167,168(5)                               168,541
                                                     --------        -------                                 --------





                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                     Balance                                 Balance
                                                     Original         at            Interest     Maturity       at
Encumbered Properties                                 Amount         6/30/00          Rate         Date      12/31/99
---------------------                                --------       --------        --------     --------    --------

OTHER NOTES PAYABLE:

Unsecured line of credit (6)(7)                       250,000        170,000         L+1.05%     10/11/02     145,000
Note payable to Service Company                         5,000          5,000          10.00%       1/1/03       5,000
Unsecured note payable to Service Company                 750            750           4.00%       Demand         750
                                                     --------        -------      ---------       -------     -------
  Total Other Notes Payable                           255,750        175,750                                  150,750
                                                     --------        -------                                  -------
  Total                                              $482,426        393,168                                  369,541
                                                     ========        =======                                  =======


(1)   The terms of these tax-exempt bonds require that a portion of the apartment units be leased to individuals who qualify based on income levels specified by the U.S. Government.  The bonds bear interest at a variable rate that is adjusted weekly based upon the remarketing rate for these bonds (4.25% for AMLI at Spring Creek and 4.35%
for AMLI at Poplar Creek at July 26, 2000).  The credit enhancement for the AMLI at Spring Creek bonds was provided by a $41,297 letter of credit from Wachovia Bank which expires on October 11, 2002 and the credit enhancement for the AMLI at Poplar Creek bonds was provided by a $9,617 letter of credit from LaSalle National
Bank that expires December 18, 2002.

(2)   This original $14,000 mortgage note bears interest at 9.1%.  For financial reporting purposes, this mortgage note was valued at $15,380 to reflect a 7.25% market rate of interest when assumed in connection with the acquisition of AMLI at Bishop's Gate on October 17, 1997.

(3)   $13,800 at 8.73% and $6,300 at 9.23%.

(4)   These two properties secure the FNMA loan that was sold at a discount of $673.  At June 30, 2000, the unamortized discount amount is $393.





                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(5)   All but $20,863 of the total is non-recourse to the partners of the Operating Partnership.

(6)   The Company has used interest rate swaps on $150,000 of the outstanding amount to fix its base interest rate
(before current lender's spread) at an average of 6.67%.

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



























                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     As of June 30, 2000, the scheduled maturities of the Company's debt are as follows:

                                                           FIXED RATE
                                                            MORTGAGE                     NOTES
                                                          NOTES PAYABLE    UNSECURED    PAYABLE TO
                                                BOND      TO FINANCIAL       LINES       SERVICE
                                             FINANCINGS   INSTITUTIONS     OF CREDIT    COMPANIES       TOTAL
                                             ----------   -------------    ---------   -----------   ----------
2000 . . . . . . . . . . . . . . . . . .       $  --             1,437         --             750        2,187
2001 . . . . . . . . . . . . . . . . . .          --             3,039         --            --          3,039
2002 . . . . . . . . . . . . . . . . . .        50,250           3,273      170,000          --        223,523
2003 . . . . . . . . . . . . . . . . . .          --            60,117         --           5,000       65,117
2004 . . . . . . . . . . . . . . . . . .          --             8,933         --            --          8,933
Thereafter . . . . . . . . . . . . . . .          --            90,369         --            --         90,369
                                               -------         -------      -------       -------      -------
                                               $50,250         167,168      170,000         5,750      393,168
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

      The Company has contracted to acquire, on behalf of a new co-investment partnership, a recently-constructed 483 unit apartment community in suburban Chicago. The $52,000 purchase price is subject to adjustment and is anticipated to be financed in part by a new ten year fixed rate first mortgage loan. The acquisition is anticipated to close on February 1, 2001. In connection with the prospective debt financing, the co-investment partnership has acquired a Treasury Lock fixing the ten-year Treasury rate at approximately 6.34%. At June 30, 2000, it would have cost the co-investment partnership approximately $824 to terminate the Treasury Lock.

8.    SEGMENT REPORTING

      The revenues, net operating income, FFO and assets for the Company's reportable segment are summarized as follows:

                                                        Six Months Ended
                                                            June 30,
                                                   ------------------------
                                                      2000          1999
                                                   ----------    ----------
Multifamily segment revenues (1) . . . . . . . . . $  111,415        97,394
                                                   ==========    ==========

Multifamily segment net operating income (1) . . . $   67,953        56,465

Reconciling items to FFO:
  Reduce co-investment net operating income
    to Company's share (2) . . . . . . . . . . . .    (27,156)      (17,171)
  Interest income and share of income (loss)
    from Service Companies . . . . . . . . . . . .      4,033         1,883
  Other interest income. . . . . . . . . . . . . .        609           692
  Other revenues . . . . . . . . . . . . . . . . .      1,726         2,071
  General and administrative expenses. . . . . . .     (1,858)       (1,994)
  Interest expense and loan cost amortization. . .    (12,129)      (11,149)
                                                   ----------    ----------
Consolidated FFO before minority interest. . . . .     33,178        30,797
                                                   ----------    ----------
Reconciling items to net income:
  Depreciation - wholly owned properties . . . . .     (9,992)       (9,184)
  Depreciation - share of co-investment
    properties . . . . . . . . . . . . . . . . . .     (3,568)       (2,376)
  Share of Service Company's goodwill
    amortization . . . . . . . . . . . . . . . . .       (207)         (207)
  Gain on sale of residential property . . . . . .     30,467         --
                                                   ----------    ----------
Income before minority interest and
  extraordinary items. . . . . . . . . . . . . . .     49,878        19,030
Minority interest. . . . . . . . . . . . . . . . .      7,856         2,661
                                                   ----------    ----------
Net income . . . . . . . . . . . . . . . . . . . . $   42,022        16,369
                                                   ==========    ==========

                       AMLI RESIDENTIAL PROPERTIES TRUST

                                                    June 30,   December 31,
                                                     2000          1999
                                                   ----------  ------------
Segment assets (1) (3) . . . . . . . . . . . . . . $1,542,742     1,462,051
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


The Company derives no consolidated revenues from foreign countries nor has any major customers that individually account for 10% or more of the Company's consolidated revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS,
         EXCEPT SHARE DATA)


     The following discussion is based primarily on the consolidated financial statements of Amli Residential Properties Trust (the "Company") as of June 30, 2000 and December 31, 1999 and for the three and six months ended June 30, 2000 and 1999.

     This information should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

     As of June 30, 2000, the Company owned an 87% general partnership interest in AMLI Residential Properties, L.P. (the "Operating Partnership"), which holds the operating assets of the Company. The limited partners hold Operating Partnership units ("OP Units") that are convertible into common shares of the Company on a one-for-one basis, subject to certain limitations. At June 30, 2000, the Company owned 21,284,455 OP Units and the limited partners owned 3,260,020 OP Units. The Company has qualified, and anticipates continuing to qualify, as a real estate investment trust ("REIT") for Federal income tax purposes.

RESULTS OF OPERATIONS

     During the period from January 1, 1999 through June 30, 2000, growth in property revenues and property operating expenses resulted from increases at communities owned as of January 1, 1999, from communities acquired and from the communities newly-constructed since January 1, 1999.

     Since January 1, 1999, the Company has acquired a total of 756 units in two stabilized communities (AMLI at StoneHollow and AMLI at Towne Creek) and developed and begun rental operations on 200 apartment homes of one community (AMLI at Bent Tree II). During the same period, the Company has sold five stabilized communities containing a total of 1,780 apartment homes. Property operations for the six months ended June 30, 2000 and 1999 are summarized as follows:
                                                                  Increase
                                         2000          1999      (Decrease)
                                       -------        ------     ---------
Total Property Revenues
-----------------------
 Same Communities. . . . . . . . .     $49,370        48,615           755
 New Communities . . . . . . . . .       1,249           516           733
 Development and/or Lease-up
  Communities. . . . . . . . . . .         342         --              342
 Acquisition Communities . . . . .       2,976         --            2,976
 Communities Contributed
  to Ventures/Sold . . . . . . . .       2,307         8,171        (5,864)
                                       -------       -------       -------
    Total. . . . . . . . . . . . .     $56,244        57,302        (1,058)
                                       =======       =======       =======

Total Property Operating Expenses
---------------------------------
 Same Communities. . . . . . . . .     $19,021        18,823           198
 New Communities . . . . . . . . .         395           328            67
 Development and/or Lease-up
  Communities. . . . . . . . . . .         288         --              288
 Acquisition Communities . . . . .       1,138         --            1,138
 Communities Contributed
  to Ventures/Sold . . . . . . . .         689         2,906        (2,217)
                                       -------       -------       -------
    Total. . . . . . . . . . . . .     $21,531        22,057          (526)
                                       =======       =======       =======

                                                                  Increase
                                         2000          1999      (Decrease)
                                       -------        ------     ---------
Total Property Net Operating Income
-----------------------------------
 Same Communities. . . . . . . . .     $30,349        29,792           557
 New Communities . . . . . . . . .         854           188           666
 Development and/or Lease-up
  Communities. . . . . . . . . . .          54         --               54
 Acquisition  Communities. . . . .       1,838         --            1,838
 Communities Contributed
  to Ventures/Sold . . . . . . . .       1,618         5,265        (3,647)
                                       -------       -------       -------
    Total. . . . . . . . . . . . .     $34,713        35,245          (532)
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

     Since January 1999, the Company has invested in six co-investment partnerships which acquired six stabilized communities: AMLI at Prestonwood Hills, a 272-unit community, AMLI at Windward Park, a 328-unit community, AMLI at Oak Bend, a 426-unit community, AMLI at Midtown, a 419-unit community, AMLI on Frankford, a 582-unit community, and AMLI at Peachtree City I, a 312-unit community. In addition, the Company in joint venture with institutional investors, completed the development or has under development and begun rental operations of nine new communities and one additional phase to an existing stabilized community, that contain a total of 2,834 apartment homes (AMLI at St. Charles, AMLI at Lake Clearwater, AMLI at Castle Creek, AMLI Creekside, AMLI at Wynnewood, AMLI at Monterey Oaks, AMLI at Park Bridge, AMLI at Lost Mountain, AMLI at Summit Ridge and AMLI at Regents Crest II). Property operations for all co-investment properties for the six months ended June 30, 2000 and 1999 are summarized as follows:

                                                                  Increase
                                         2000          1999      (Decrease)
                                       -------       -------     ---------

Total Co-investment Property Revenues
-------------------------------------
 Same Communities. . . . . . . . .     $30,588        29,641           947
 New Communities . . . . . . . . .      12,333         8,005         4,328
 Development and/or Lease-up
  Communities. . . . . . . . . . .       3,384         --            3,384
 Acquisition Communities . . . . .       9,424           565         8,859
 Communities Contributed
  to Ventures/Sold . . . . . . . .         136         3,633        (3,497)
                                       -------       -------       -------
    Total. . . . . . . . . . . . .     $55,865        41,844        14,021
                                       =======       =======       =======

Company's share of co-invest-
  ment total revenues. . . . . . .     $16,342        11,260         5,082
                                       =======       =======       =======

                                                                  Increase
                                         2000          1999      (Decrease)
                                       -------       -------     ---------
Total Co-investment
Property Operating Expenses
---------------------------
 Same Communities. . . . . . . . .     $11,071        11,075            (4)
 New Communities . . . . . . . . .       4,648         3,339         1,309
 Development and/or Lease-up
  Communities. . . . . . . . . . .       2,362             8         2,354
 Acquisition Communities . . . . .       3,643           342         3,301
 Communities Contributed
  to Ventures/Sold . . . . . . . .          94         1,602        (1,508)
                                       -------       -------       -------
    Total. . . . . . . . . . . . .     $21,818        16,366         5,452
                                       =======       =======       =======

Company's share of co-invest-
  ment property operating
  expenses . . . . . . . . . . . .     $ 6,302         4,341         1,961
                                       =======       =======       =======

Total Co-investment Property
Net Operating Income
----------------------------
 Same Communities. . . . . . . . .     $19,517        18,566           951
 New Communities . . . . . . . . .       7,685         4,666         3,019
 Development and/or Lease-up
  Communities. . . . . . . . . . .       1,022            (8)        1,030
 Acquisition
  Communities. . . . . . . . . . .       5,781           223         5,558
 Communities Contributed to
  Ventures/Sold. . . . . . . . . .          42         2,031        (1,989)
                                       -------       -------       -------
    Total. . . . . . . . . . . . .     $34,047        25,478         8,569
                                       =======       =======       =======
Company's share of co-invest-
 ment property EBITDA. . . . . . .     $10,435         7,054         3,381
                                       =======       =======       =======

     For the six months ended June 30, 2000, total revenues were $64,922 and net income was $42,022 including gains of $30,467 from sales of AMLI at Sope Creek and 80% of the Company's ownership interest in AMLI at Peachtree City I. For the six months ended June 30, 1999, total revenues were $63,414 and net income was $16,369. For the six months ended June 30, 2000, diluted earnings per common share included gains from sales of these two communities ($1.22 per diluted share) and increased to $1.99 from $0.75 for the six months ended June 30, 1999. Basic earnings per common share for the six months ended June 30, 2000 increased to $2.25 ($0.77 excluding the gain) from $0.75 for the six months ended June 30, 1999.

     On a "same community" basis, weighted average occupancy of the apartment homes owned wholly by the Company decreased slightly to 91.2% for the six months ended June 30, 2000 from 92.5% in the prior year. Weighted average collected rental rates increased by 2.5% to $754 from $736 per unit per month for the six months ended June 30, 2000 and 1999, respectively. Including Co-Investment Communities, weighted average occupancy of the Company's apartment homes decreased to 92.3% for the six months ended
June 30, 2000 from 92.9% in the prior year, and weighted average collected rental rates increased by 2.1% to $788 from $772 per unit per month for the six months ended June 30, 2000 and 1999, respectively.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 TO SIX MONTHS ENDED JUNE 30,
1999.

     Income before minority interest increased to $49,878 for the six months ended June 30, 2000 from $19,030 for the six months ended June 30, 1999. This increase was primarily attributable to a $30,467 in gains on sales of residential properties, a $1,508 increase in total revenues and a $525 decrease in property operating expenses, reduced by a $949 increase in interest expense and an $808 increase in depreciation. The increase in total revenues was largely from the Company's share of after tax gains of $2,621 from sales of six land parcels by a Service Company. The decrease in property operating expenses was a result of reduced utilities expense due to increased billings and collections. Net income for the six months ended June 30, 2000 and 1999 was $42,022 and $16,369, respectively. Total property revenues decreased by $1,058, or 1.8%. This decrease in property revenues was primarily from the 1,780 apartment homes sold during 2000 and 1999. This decrease was offset in part by increases resulting from 756 apartment homes acquired during 2000. In addition, the Company commenced leasing 200 apartment homes under development during 1999 and 2000. Furthermore, moderate increases in rental rates were achieved, offset by a decline in weighted average occupancy as discussed in the preceding paragraph. Other property revenues include increases in various fees charged to residents. On the same community basis total property revenues increased by $755 or 1.6% and property operating income increased by $557 or 1.9%.

     Interest and share of income from Service Companies increased 128.3% to $3,826 from $1,676 primarily as a result of $2,621 in after tax gains from the Service Companies' sales of six land parcels in 2000, offset by approximately $400 in after-tax expenses related to third party assessment of business processes and related information technology initiatives.

     Income from partnerships increased to $2,517 from $1,673, or 50.4%. This increase was a result of the acquisition of six stabilized communities containing a total of 2,339 units through six new co-investment partnerships. In addition, ten new co-investment partnerships have invested in nine development communities and a second phase to an existing stabilized community, which have a total of 2,834 apartment homes that began rental operations in late 1999 and 2000. On the same community basis, the Company's share of total property revenues increased by $947 or 3.2% and share of property net operating income increased by $951 or 5.1%.

     Other income decreased to $1,726 from $2,071, or 16.7%. This decrease is primarily due to a $281 gain on sale of a land parcel in 1999.

     Property operating expenses decreased by $525, or 2.4%. This decrease is principally due to the decrease in utilities expense largely as a result of increased collections from residents. On the same community basis, property operating expenses increased by $198 or 1.1%.

     Interest expense, net of the amounts capitalized, increased to $11,890 from $10,941 or 8.7%, primarily due to increased indebtedness incurred in conjunction with investments in joint ventures which own stabilized properties, to increased short-term borrowing rates, and to costs associated with hedging an additional $75,000 of the Company's floating rate debt in 2000.

     General and administrative expenses decreased to $1,858 for the six months ended June 30, 2000 from $1,994 for the six months ended June 30, 1999. The decrease is primarily attributable to lower shareholder service expenses.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, the Company had $7,165 in cash and cash equivalents and $80,000 in availability under its $250,000 unsecured line of credit.

     At June 30, 2000, nineteen of the Company's wholly-owned stabilized communities were unencumbered. There are no fixed rate loans on wholly-owned communities with maturity dates prior to July 2003.

     Net cash flows provided by operating activities for the six months ended June 30, 2000 decreased to $26,684 from $28,642 for the six months ended June 30, 1999. The decrease is primarily due to a decrease in property revenues as a result of properties sold in 1999 and 2000 and increased interest expense, offset in part by increased revenues from communities acquired and developed.

     Cash flows used in investing activities for the six months ended June 30, 2000 decreased to $23,163 from $25,790 for the six months ended June 30, 1999. The decrease consisted primarily of net proceeds from the sales of rental communities offset in part by increased expenditures for acquisitions and development costs and increased investments in partnerships.

     Net cash flows used in financing activities for the six months ended June 30, 2000 were $1,326, which reflect net proceeds of additional borrowings and dividend payments.

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

     FFO for the six months ended June 30, 2000 and 1999 is summarized as follows:

                                                    June 30,
                                            -----------------------
                                             2000             1999
                                           -------          -------
    Net income before minority
     interest                              $49,878           19,030
    Depreciation                             9,992            9,184
    Share of co-investment partner-
      ships' depreciation                    3,568            2,376
    Share of Service Company's
      goodwill amortization                    207              207
    Gains on sales of residential
      properties                           (30,467)            --
                                           -------           ------
    FFO                                    $33,178           30,797
                                           =======           ======

    Weighted average shares and units
      including dilutive shares             24,683           24,539
                                           =======           ======

     The Company expects to pay quarterly dividends from cash available for distribution. Until distributed, funds available for distribution will be invested in short-term investment-grade securities or used to temporarily reduce outstanding balances on the Company's revolving lines of credit.

     The Company intends to finance the majority of its future development activities by co-investing these developments with institutional partners. The Company expects to meet its short-term liquidity requirements by using its working capital and any portion of net cash flow from operations not distributed currently. The Company is of the opinion that its future net cash flows will be adequate to meet operating requirements in both the short and the long term and provide for payment of dividends by the Company in accordance with REIT requirements. The Company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to Federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 95% of its taxable income to its shareholders and complies with certain other requirements. In 1999, the Company distributed approximately 90% of its taxable income and will designate a portion of its dividends being paid during 2000 as a throw back dividend to 1999. The Company's current dividend payment level equals an annual rate of $1.88 per common share, increased from an annual rate of $1.84 per common share on July 31, 2000. The Company anticipates that all dividends paid in 2000 will be fully taxable.

     The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, repayment of loans for construction, development, and acquisition activities through the issuance of long-term secured and unsecured debt and additional equity securities of the Company (or OP Units). Through June 30, 2000, the Company has issued preferred and common shares for an aggregate issuance price of $128,467 leaving a balance of $71,533 in shares that the Company may issue in the future under its shelf registration statement.

COMPANY INDEBTEDNESS

     The Company's debt as of June 30, 2000 includes $167,168 (42.5% of the total) which is secured by first mortgages on eleven of the wholly-owned communities and is summarized as follows:

                              SUMMARY DEBT TABLE
                              ------------------

Type of                 Weighted Average            Outstanding    Percent
Indebtedness              Interest Rate               Balance      of Total
------------            ----------------            -----------    --------
Fixed Rate
Mortgages                     7.6%                    $167,168       42.5%

Tax-Exempt           Tax-Exempt Rate + 1.23%            50,250       12.8%
Bonds (1)            Tax-Exempt Rate + 1.15%

Lines of
Credit (2)                LIBOR + 1.05%                170,000       43.2%

Notes payable
to Service
Companies                    Various                     5,750        1.5%
                                                      --------      ------
     Total                                            $393,168      100.0%
                                                      ========      ======
--------------------

(1) The tax-exempt bonds bear interest at a variable tax-exempt rate that is adjusted weekly based on the re-marketing of these bonds (4.25% for AMLI at Spring Creek and 4.35% for AMLI at Poplar Creek at July 26, 2000). The AMLI at Spring Creek bonds mature on October 1, 2024 and the related credit enhancement expires on October 15, 2002. The AMLI at Poplar Creek bonds mature on February 1, 2024 and the related credit enhancement expires on December 18, 2002.

(2) Amounts borrowed under lines of credit are due in 2002. The interest rate on $150,000 has been fixed pursuant to interest rate swap contracts.


DEVELOPMENT ACTIVITIES

     At June 30, 2000, the Company has made capital contributions totaling $149,994 to its existing co-investment partnerships and anticipates funding substantially all of its remaining commitment of $14,581 during 2000 to complete the 3,234 apartment homes being developed by co-investment partnerships.

     Currently 500 apartment homes in two wholly-owned communities are under development. At June 30, 2000, the Company expects to incur $16,292 in 2000 and 2001 to complete construction of these communities.

     The Company owns land for the development of an additional 5,543 apartment homes in Ft. Worth, Houston and Austin, Texas; Indianapolis, Indiana; Kansas City, Kansas and Atlanta, Georgia. The Company has earnest money deposits of $5,807 for six land parcels anticipated to be acquired in 2000 for development.


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

     At June 30, 2000, four communities were under rehab and have incurred costs (primarily in 1999 and 2000) as follows:

         AMLI:
           at Riverbend                     $ 4,976
           at Spring Creek                    2,426
           at North Dallas                    2,598
           at Valley Ranch                    1,120
                                            -------
                                            $11,120
                                            =======

     The Company anticipates incurring approximately $5,000 within the next twelve months to complete the first phases currently under rehab.


INFLATION

     Virtually all apartment leases at the wholly-owned communities and co-investment communities are for six or twelve months' duration. This enables the Company to pass along inflationary increases in its operating expenses on a timely basis. Because the Company's property operating expenses (exclusive of depreciation and amortization) average approximately 38.3% of rental and other property revenue, increased inflation typically results in comparable increases in income before interest and general and administrative expenses, so long as rental market conditions allow increases in rental rates while maintaining stable occupancy.

     An increase in general price levels may immediately precede, or accompany, an increase in interest rates. The Company's exposure (including the Company's proportionate share of its co-investment partnerships' expense) to rising interest rates is mitigated by the existing debt level of approximately 40% of the Company's total market capitalization at June 30, 2000 (47% including the Company's share of co-investment partnerships' debt), the high percentage of intermediate term fixed rate debt (43% of total debt), and the use of interest rate swaps to effectively fix the interest rate on $75 million of floating rate debt through May 2001, $20 million through November 2002, $30 million through February 2003, $15 million through September 2004 and $10 million through October 2004 (38.2% of total debt). As a result, for the foreseeable future, increases in interest expense resulting from increasing inflation are anticipated to be less than future increases in income before interest and general and administrative expenses.


OTHER MATTERS

     Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," as clarified by Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Investments and Certain Hedging Activities," becomes effective for all fiscal quarters for fiscal years beginning after June 15, 2000 and is not currently expected to have a material impact on the Company's financial statements.

     "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB No. 25, becomes effective July 1, 2000 and is not currently expected to have a material impact on the Company's financial statements.

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



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Since June 30, 2000, there have been no significant changes in the Company's exposure to interest rate changes or other market risks.

                                                       OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Company's Wholly-Owned
Communities and Co-Investment Communities:
                                                                    2000                         1999
LOCATION/COMMUNITY               COMPANY'S   NUMBER      --------------------------   --------------------------
------------------              PERCENTAGE     OF         AT     AT     AT      AT     AT     AT     AT      AT
WHOLLY-OWNED COMMUNITIES         OWNERSHIP    UNITS     12/31   9/30   6/30    3/31  12/31   9/30   6/30    3/31
------------------------        ----------   -------    -----  -----  -----  ------  -----  ----- ------  ------
DALLAS/FT. WORTH, TEXAS
 AMLI:
   at AutumnChase. . . . . . . .                690                     91%     88%    92%    91%    91%     91%
   at Bent Tree. . . . . . . . .                300                     97%     95%    92%    92%    93%     93%
   at Bishop's Gate. . . . . . .                266                     92%     91%    93%    96%    93%     94%
   at Chase Oaks . . . . . . . .                250                     93%     95%    97%    93%    92%     92%
   at Gleneagles . . . . . . . .                590                     95%     92%    94%    95%    95%     94%
   on the Green. . . . . . . . .                424                     97%     95%    94%    95%    94%     93%
   at Nantucket. . . . . . . . .                312                     97%     94%    97%    95%    95%     94%
   of North Dallas . . . . . . .              1,032                     90%     90%    90%    91%    90%     92%
   on Rosemeade. . . . . . . . .                236                     95%     96%    95%    97%    95%     95%
   at Valley Ranch . . . . . . .                460                     95%     97%    95%    96%    96%     91%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
                                              4,560                     93%     92%    93%    93%    93%     93%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
AUSTIN, TEXAS
 AMLI:
   at the Arboretum. . . . . . .                231                     94%     95%    96%    91%    96%     97%
   in Great Hills. . . . . . . .                344                     97%     97%    97%    94%    97%     93%
   at Lantana Ridge. . . . . . .                354                     93%     94%    94%    97%    92%     92%
   at Martha's Vineyard. . . . .                360                     97%     98%    96%    96%    98%     96%
   at StoneHollow. . . . . . . .                606                     97%     98%    N/A    N/A    N/A     N/A
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
                                              1,895                     96%     97%    96%    95%    96%     94%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
ATLANTA, GEORGIA
 AMLI:
  at Clairmont . . . . . . . . .                288                     96%     97%    96%    96%    95%     94%
                                                                                                   lease   lease
  at Killian Creek . . . . . . .                256                     96%     97%    98%    96%    up      up
  at Park Creek. . . . . . . . .                200                     91%     95%    88%    90%    95%     88%
  at Peachtree City. . . . . . .                N/A                     N/A     94%    94%    93%    97%     94%
  at Sope Creek. . . . . . . . .                N/A                     N/A     N/A    96%    95%    92%     93%
  on Spring Creek. . . . . . . .              1,180                     92%     90%    92%    93%    91%     91%
  at Vinings . . . . . . . . . .                360                     95%     89%    94%    92%    96%     96%
  at West Paces. . . . . . . . .                337                     95%     92%    91%    94%    95%     94%
  at Towne Creek . . . . . . . .                150                     93%     93%    N/A    N/A    N/A     N/A
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
                                              2,771                     93%     92%    94%    94%    93%     93%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----




                                                                    2000                         1999
                                 COMPANY'S   NUMBER      --------------------------   --------------------------
                                PERCENTAGE     OF         AT     AT     AT      AT     AT     AT     AT      AT
LOCATION/COMMUNITY               OWNERSHIP    UNITS     12/31   9/30   6/30    3/31  12/31   9/30   6/30    3/31
------------------              ----------   -------    -----  -----  -----  ------  -----  ----- ------  ------
EASTERN KANSAS
 AMLI:
   at Alvamar. . . . . . . . . .                152                     92%     86%    86%    99%    95%     93%
   at Centennial Park. . . . . .                170                     89%     84%    85%    92%    94%     89%
   at Crown Colony . . . . . . .                N/A                     N/A     N/A    N/A    87%    92%     91%
   at Lexington Farms. . . . . .                404                     90%     91%    84%    89%    94%     91%
   at Regents Center . . . . . .                424                     89%     92%    89%    94%    97%     97%
   at Sherwood . . . . . . . . .                N/A                     N/A     N/A    N/A    93%    92%     91%
   at Town Center. . . . . . . .                156                     87%     83%    83%    88%    92%     96%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
                                              1,306                     89%     89%    86%    92%    94%     93%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
INDIANAPOLIS, INDIANA
 AMLI:
   at Conner Farms . . . . . . .                300                     94%     94%    95%    94%    95%     96%
   at Eagle Creek. . . . . . . .                240                     93%     94%    91%    91%    91%     94%
   at Riverbend. . . . . . . . .                996                     84%     79%    77%    79%    91%     87%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
                                              1,536                     87%     84%    83%    84%    92%     90%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
CHICAGO, ILLINOIS
 AMLI:
   at Park Sheridan. . . . . . .                N/A                     N/A     N/A    N/A    96%    96%     93%
   at Poplar Creek . . . . . . .                196                     93%     99%    92%    93%    96%     90%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
                                                196                     93%     99%    92%    94%    96%     92%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
                                             12,264                   92.5%   91.7%  91.5%  92.2%  93.3%   92.4%
                                             ======     =====  =====  =====   =====  =====  =====  =====   =====
CO-INVESTMENT COMMUNITIES:
--------------------------
ATLANTA, GA
 AMLI:
   at Barrett Lakes. . . . . . .    35%         446                     95%     96%    95%    95%    94%     94%
                                                                                            lease  lease   lease
   at Northwinds . . . . . . . .    35%         800                     96%     96%    93%    up     up      up
   at Pleasant Hill. . . . . . .    40%         502                     97%     97%    98%    95%    93%     90%
   at River Park . . . . . . . .    40%         222                     98%     93%    96%    95%    95%     93%
   at Towne Creek. . . . . . . .    N/A         N/A                     N/A     N/A    95%    96%    96%     86%
   at Willeo Creek . . . . . . .    30%         242                     92%     95%    93%    96%    99%     91%
   at Windward Park. . . . . . .    45%         328                     93%     93%    95%    95%    N/A     N/A
   at Peachtree City . . . . . .    20%         312                     92%     N/A    N/A    N/A    N/A     N/A
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----
                                              2,852                     95%     95%    95%    95%    95%     91%
                                             ------     -----  -----  -----   -----  -----  -----  -----   -----




                                                                    2000                         1999
                                 COMPANY'S   NUMBER      --------------------------   --------------------------
                                PERCENTAGE     OF         AT     AT     AT      AT     AT     AT     AT      AT
LOCATION/COMMUNITY               OWNERSHIP    UNITS     12/31   9/30   6/30    3/31  12/31   9/30   6/30    3/31
------------------              ----------   -------    -----  -----  -----  ------  -----  ----- ------  ------
CHICAGO, IL
 AMLI:
   at Chevy Chase. . . . . . . .    33%         592                     95%     97%    92%    96%    97%     96%
   at Danada Farms . . . . . . .    10%         600                     95%     93%    96%    93%    94%     96%
   at Fox Valley . . . . . . . .    25%         272                     97%     92%    91%    88%    92%     94%
   at Prairie Court. . . . . . .    N/A         N/A                     N/A     N/A    N/A    N/A    97%     95%
   at Willowbrook. . . . . . . .    40%         488                     96%     90%    90%    91%    96%     95%
   at Windbrooke . . . . . . . .    15%         236                     95%     98%    99%    98%    97%     99%
                                                                              lease  lease  lease  lease   lease
   at Oakhurst North . . . . . .    25%         464                     94%     up     up     up     up      up
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----
                                              2,652                     95%     94%    93%    93%    96%     96%
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----
INDIANAPOLIS, IN
 AMLI:
   on Spring Mill. . . . . . . . 20%                                          lease  lease  lease  lease
                               residual        400                      91%     up     up     up     up      N/A
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----

EASTERN KANSAS
 AMLI:
   at Regents Crest. . . . . . .    25%         368                     87%     86%    87%    92%    93%     93%
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----
DALLAS, TX
 AMLI:                                                                                      lease  lease   lease
   at Deerfield. . . . . . . . .    25%         240                     82%     93%    98%    up     up      up
   at Fossil Creek . . . . . . .    25%         384                     97%     94%    95%    95%    96%     91%
   at Oak Bend . . . . . . . . .    40%         426                     92%     90%    93%    N/A    N/A     N/A
   on the Parkway. . . . . . . .    25%         240                     94%     95%    93%    89%    92%     95%
   at Prestonwood Hills. . . . .    45%         272                     92%     93%    92%    93%    N/A     N/A
   on Timberglen . . . . . . . .    40%         260                     96%     94%    94%    97%    95%     92%
   at Verandah . . . . . . . . .    35%         538                     95%     95%    97%    95%    93%     95%
   on Frankford. . . . . . . . .    45%         582                     90%     N/A    N/A    N/A    N/A     N/A
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----
                                              2,942                     92%     93%    95%    94%    94%     94%
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----
AUSTIN, TX
 AMLI:
   at Park Place . . . . . . . .    N/A         N/A                     N/A     N/A    N/A    95%    96%     96%
                                                                                                           lease
   at Wells Branch . . . . . . .    25%         576                     93%     94%    92%    93%    89%     up
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----
                                                576                     93%     94%    92%    94%    92%     96%
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----




                                                                    2000                         1999
                                 COMPANY'S   NUMBER      --------------------------   --------------------------
                                PERCENTAGE     OF         AT     AT     AT      AT     AT     AT     AT      AT
LOCATION/COMMUNITY               OWNERSHIP    UNITS     12/31   9/30   6/30    3/31  12/31   9/30   6/30    3/31
------------------              ----------   -------    -----  -----  -----  ------  -----  ----- ------  ------

HOUSTON, TX
 AMLI:
   at Champions Centre . . . . .    15%         192                     93%     94%    93%    93%    92%     92%
   at Champions Park . . . . . .    15%         246                     93%     96%    94%    91%    95%     85%
   at Greenwood Forest . . . . .    15%         316                     96%     94%    95%    92%    96%     93%
   Midtown . . . . . . . . . . .    45%         419                     96%     94%    N/A    N/A    N/A     N/A
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----
                                              1,173                     95%     94%    94%    92%    94%     90%
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----
Total Co-Investment
  Communities. . . . . . . . . .             10,963                   93.8%   93.9%  93.8%  93.8%  94.4%   93.6%
                                            -------     -----  -----  -----   -----  -----  -----  -----   -----

TOTAL. . . . . . . . . . . . . .             23,227                   93.1%   92.6%  92.4%  92.8%  93.7%   92.8%
                                            =======     =====  =====  =====   =====  =====  =====  =====   =====




PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of AMLI Residential Properties Trust was held on May 1, 2000, for the purpose of electing three members of the Board of Trustees, approving of amendments to Option Plan and ratifying the appointment of independent auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

All of the management's nominees for directors as listed in the proxy statement were elected with the following vote:

                                     SHARES                       SHARES
                                     VOTED         SHARES          NOT
                                     "FOR"       "WITHHELD"       VOTED
                                     ------      ----------       ------

Stephen G. McConahey              14,656,975        136,989         --
John G. Schreiber                 14,656,245        137,719         --
Allan J. Sweet                    14,647,680        146,284         --


The amendment to the AMLI Residential Properties Option Plan to increase the maximum number of securities that may be subject to options under this plan from 2,000,000 to 2,850,000 was approved by the following vote:

       SHARES              SHARES                                    SHARES
       VOTED               VOTED                SHARES                NOT
       "FOR"             "AGAINST"            "WITHHELD"             VOTED
    ----------           ---------            ----------            -------

    11,425,509           2,521,060              847,392                 3


The ratification of the appointment of KPMG LLP as independent auditor was approved by the following vote:

       SHARES              SHARES                                    SHARES
       VOTED               VOTED                SHARES                NOT
       "FOR"             "AGAINST"            "WITHHELD"             VOTED
    ----------           ---------            ----------            -------

    14,475,527              47,534              270,903                --


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K have been filed during the quarter ended June 30, 2000. The Exhibits filed as part of this report are listed below.

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

                               AMLI RESIDENTIAL PROPERTIES TRUST



Date:  August 10, 2000         By:   /s/ CHARLES C. KRAFT
                                     -----------------------------------
                                     Charles C. Kraft
                                     Principal Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Date:  August 10, 2000         By:   /s/ GREGORY T. MUTZ
                                     -----------------------------------
                                     Gregory T. Mutz
                                     Chairman of the Board of Trustees




Date:  August 10, 2000         By:   /s/ ALLAN J. SWEET
                                     -----------------------------------
                                     Allan J. Sweet
                                     President and Trustee




Date:  August 10, 2000         By:   /s/ ROBERT J. CHAPMAN
                                     -----------------------------------
                                     Robert J. Chapman
                                     Principal Financial Officer




Date:  August 10, 2000         By:   /s/ CHARLES C. KRAFT
                                     -----------------------------------
                                     Charles C. Kraft
                                     Principal Accounting Officer