Form 10-Q
period 2000-09-30
AMLI RESIDENTIAL PROPERTIES TRUST
filed 2000-11-13
CIK 914724

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.   20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



           For the Quarterly Period Ended September 30, 2000



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

The number of the Registrant's Common Shares of Beneficial Interest outstanding was 17,828,565 as of September 30, 2000.

                                 INDEX



PART I  FINANCIAL INFORMATION


Item 1.    Financial Statements (Unaudited)

           Consolidated Balance Sheets as of
             September 30, 2000 and December 31, 1999 . . . .     3

           Consolidated Statements of Operations
             for the three and nine months ended
             September 30, 2000 and 1999. . . . . . . . . . .     5

           Consolidated Statements of
             Shareholders' Equity
             for the nine months ended
              September 30, 2000. . . . . . . . . . . . . . .     7

           Consolidated Statements of Cash Flows
             for the nine months ended
             September 30, 2000 and 1999. . . . . . . . . . .     8

           Notes to Consolidated Financial Statements . . . .    10

Item 2.    Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . . . .    33

Item 3.    Quantitative and Qualitative Disclosures
             About Market Risk. . . . . . . . . . . . . . . .    42



PART II  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    47



SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .    48

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                   AMLI RESIDENTIAL PROPERTIES TRUST

                      CONSOLIDATED BALANCE SHEETS

               SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                              (UNAUDITED)
               (Dollars in thousands, except share data)



                                       SEPTEMBER 30,    DECEMBER 31,
                                           2000            1999
                                       -------------    ------------

ASSETS:
Rental apartments:
  Land. . . . . . . . . . . . . . .       $   90,442          87,903
  Depreciable property. . . . . . .          597,101         566,509
                                          ----------      ----------
                                             687,543         654,412
  Less accumulated depreciation . .          (95,587)        (82,626)
                                          ----------      ----------
                                             591,956         571,786

Rental properties held for sale,
  net of accumulated depreciation .            --             19,784

Properties under development. . . .           69,745          47,314

Investments in partnerships . . . .          146,926         107,518

Cash and cash equivalents . . . . .            1,520           2,318
Deferred expenses, net. . . . . . .            3,093           3,377
Security deposits . . . . . . . . .            1,491           1,541
Notes receivable from and advances
  to Service Companies. . . . . . .           36,336          35,717
Other assets. . . . . . . . . . . .           17,673          15,263
                                          ----------      ----------
          Total assets                    $  868,740         804,618
                                          ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Debt (note 5) . . . . . . . . . . .       $  398,956         369,541
Accrued interest payable. . . . . .            1,759           1,743
Accrued real estate taxes payable .           10,860           9,999
Construction costs payable. . . . .            2,133           2,068
Security deposits and prepaid rents            2,538           2,807
Other liabilities . . . . . . . . .            3,270           3,606
                                          ----------      ----------
          Total liabilities . . . .          419,516         389,764
                                          ----------      ----------

                   AMLI RESIDENTIAL PROPERTIES TRUST

                                       SEPTEMBER 30,    DECEMBER 31,
                                           2000            1999
                                       -------------    ------------

Commitments and contingencies (note 6)

Minority interest . . . . . . . . .           58,130          57,813
                                          ----------      ----------

SHAREHOLDERS' EQUITY:
Series A Cumulative Convertible
 Preferred shares of beneficial
 interest, $0.01 par value,
 1,500,000 authorized, 1,200,000
 issued and 350,000 and 850,000
 outstanding (aggregate liquidation
 preference of $7,072 and $17,162,
 respectively). . . . . . . . . . .                4               9

Series B Cumulative Convertible
 Preferred shares of beneficial
 interest, $0.01 par value,
 3,125,000 authorized, issued
 and outstanding (aggregate
 liquidation preference
 of $76,469 . . . . . . . . . . . .               31              31

Shares of beneficial interest,
 $0.01 par value, 145,375,000
 authorized, 17,828,565 and
 16,996,138 common shares issued
 and outstanding, respectively. . .              178             170

Additional paid-in capital. . . . .          427,541         421,989

Employees' and Trustees' notes. . .          (11,423)        (12,000)

Dividends paid in excess
 of earnings. . . . . . . . . . . .          (25,237)        (53,158)
                                          ----------      ----------

          Total shareholders'
            equity. . . . . . . . .          391,094         357,041
                                          ----------      ----------

          Total liabilities and
            shareholders' equity. .       $  868,740         804,618
                                          ==========      ==========














     See accompanying notes to consolidated financial statements.

                                      AMLI RESIDENTIAL PROPERTIES TRUST

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                 (UNAUDITED)
                                  (Dollars in thousands, except share data)
                                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                                          SEPTEMBER 30                 SEPTEMBER 30
                                                     -----------------------     -----------------------
                                                        2000          1999          2000          1999
                                                      --------      --------      --------      --------
Revenues:
  Property:
    Rental. . . . . . . . . . . . . . . . . . . .     $ 26,831        27,928        79,880        81,904
    Other . . . . . . . . . . . . . . . . . . . .        1,823         1,813         5,018         5,139
  Interest and share of income (loss)
    from Service Companies. . . . . . . . . . . .          571           594         4,397         2,270
  Other interest. . . . . . . . . . . . . . . . .          381           410           990         1,102
  Income from partnerships. . . . . . . . . . . .        1,999         1,172         4,516         2,845
  Other . . . . . . . . . . . . . . . . . . . . .        2,530         1,934         4,256         4,005
                                                      --------      --------      --------      --------
          Total revenues. . . . . . . . . . . . .       34,135        33,851        99,057        97,265
                                                      --------      --------      --------      --------
Expenses:
  Personnel . . . . . . . . . . . . . . . . . . .        2,773         2,806         8,322         8,149
  Advertising and promotion . . . . . . . . . . .          667           714         1,759         1,984
  Utilities . . . . . . . . . . . . . . . . . . .          975         1,110         2,474         3,038
  Building repairs and maintenance
    and services. . . . . . . . . . . . . . . . .        1,548         1,656         4,378         4,500
  Landscaping and grounds maintenance . . . . . .          617           639         1,833         1,898
  Real estate taxes . . . . . . . . . . . . . . .        3,391         3,492        10,218        10,420
  Insurance . . . . . . . . . . . . . . . . . . .          211           198           669           619
  Property management fees. . . . . . . . . . . .          714           743         2,120         2,177
  Other operating expenses. . . . . . . . . . . .          373           326         1,028           956
  Interest. . . . . . . . . . . . . . . . . . . .        6,353         5,821        18,243        16,762
  Amortization of deferred costs. . . . . . . . .          101            92           340           300
  Depreciation  . . . . . . . . . . . . . . . . .        4,638         4,525        14,630        13,709
  General and administrative. . . . . . . . . . .          842         1,225         2,700         3,219
                                                      --------      --------      --------      --------
          Total expenses. . . . . . . . . . . . .       23,203        23,347        68,714        67,731
                                                      --------      --------      --------      --------





                                      AMLI RESIDENTIAL PROPERTIES TRUST

                              CONSOLIDATED STATEMENTS OF OPERATIONS - Continued



                                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                                          SEPTEMBER 30                 SEPTEMBER 30
                                                     -----------------------     -----------------------
                                                        2000          1999          2000          1999
                                                      --------      --------      --------      --------
Income before nonrecurring gains
  and minority interest . . . . . . . . . . . . .       10,932        10,504        30,343        29,534
Gains on sales of residential properties. . . . .        6,807         --           37,274         --
                                                      --------      --------      --------      --------
Income before minority interest . . . . . . . . .       17,739        10,504        67,617        29,534
Minority interest . . . . . . . . . . . . . . . .        2,497         1,514        10,353         4,175
                                                      --------      --------      --------      --------
          Net income. . . . . . . . . . . . . . .       15,242         8,990        57,264        25,359

Less income attributable to preferred shares. . .        1,766         1,789         5,424         5,451
                                                      --------      --------      --------      --------
          Net income attributable to
            common shares . . . . . . . . . . . .     $ 13,476         7,201        51,840        19,908
                                                      ========      ========      ========      ========


Net income per common share - basic . . . . . . .     $   0.77           .42          3.02          1.18
                                                      ========      ========      ========      ========
Net income per common share - diluted . . . . . .     $   0.71           .42          2.70          1.17
                                                      ========      ========      ========      ========

Dividends declared and paid per common share. . .     $   0.47           .45          1.40          1.35
                                                      ========      ========      ========      ========














                        See accompanying notes to consolidated financial statements.

                                        AMLI RESIDENTIAL PROPERTIES TRUST

                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                             (Dollars in thousands)



                                      SHARES OF
                                 BENEFICIAL INTEREST                    EMPLOYEES'   DIVIDENDS
                         ----------------------------------  ADDITIONAL    AND          PAID
                            PREFERRED    COMMON               PAID-IN    TRUSTEES'   IN EXCESS
                             SHARES      SHARES      AMOUNT   CAPITAL     NOTES     OF EARNINGS     TOTAL
                           ----------  ----------    ------  --------- -----------  -----------   --------

Balance at
  December 31, 1999 . . .   3,975,000  16,996,138      $210    421,989    (12,000)     (53,158)    357,041

Shares issued in
 connection with:
  Executive Share
    Purchase Plan . . . .       --          5,821       --         126      --           --            126
    Options exercised . .       --          8,167       --         168      --           --            168
  Employees' and
    Trustees' notes,
    net of repayments . .       --          --          --       --           577        --            577
  Units converted
    to shares . . . . . .       --        318,439         3      5,437      --           --          5,440
  Preferred shares
    converted to
    common shares . . . .    (500,000)    500,000       --       --         --           --          --
Reallocation of
  minority interest . . .       --          --          --        (179)     --           --           (179)
Earnings in excess of
  dividends paid. . . . .       --          --          --       --         --          27,921      27,921
                           ----------  ----------      ----    -------    -------      -------     -------
Balance at
  September 30, 2000. . .   3,475,000  17,828,565      $213    427,541    (11,423)     (25,237)    391,094
                           ==========  ==========      ====    =======    =======      =======     =======





                          See accompanying notes to consolidated financial statements.

                   AMLI RESIDENTIAL PROPERTIES TRUST

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

             NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                              (UNAUDITED)
                        (Dollars in thousands)



                                                  2000        1999
                                                --------    --------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . .     $ 57,264      25,359
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization . . . .       14,970      14,009
      Cash distributions from partnerships
        in excess of share of income. . . .        2,497       1,981
      Gains on sale of residential properties
        in 2000 and sale of land parcel
        in 1999 . . . . . . . . . . . . . .      (30,467)       (281)
      Share of partnership gain on sale of
        residential property. . . . . . . .       (6,807)      --
      (Income) loss from Service Companies.         (883)        952
      Minority interest . . . . . . . . . .       10,353       4,175
    Changes in assets and liabilities:
      Increase in deferred costs. . . . . .         (176)       (193)
      Decrease (increase) in
        security deposits . . . . . . . . .           50        (377)
      (Increase) decrease in other assets .       (3,103)        968
      Increase (decrease) in accrued
        real estate taxes . . . . . . . . .          774        (221)
      Increase in accrued interest payable.           16       1,418
      (Decrease) increase in tenant security
        deposits and prepaid rents. . . . .         (268)        449
      (Decrease) increase in other
        liabilities . . . . . . . . . . . .         (336)        375
                                                --------     -------
          Net cash provided by
            operating activities. . . . . .       43,884      48,614
                                                --------     -------

Cash flows from investing activities:
  Net cash proceeds from sales of
    residential properties in 2000 and
    sale of land parcel in 1999 . . . . . .       64,862       1,451
  Investments in partnerships . . . . . . .      (34,779)    (20,065)
  Share of partnership net cash proceeds
    from sale of residential property . . .        5,904       --
  Repayments from (advances to) affiliates.        5,300     (13,958)
  Earnest money deposits. . . . . . . . . .       (3,233)       (590)
  Acquisition properties. . . . . . . . . .      (43,879)       (520)
  Capital expenditures - rehab properties .       (5,641)     (4,524)
  Capital expenditures - other properties .       (3,700)     (3,365)
  Properties under development, net of
    co-investors' share of costs. . . . . .      (25,749)    (17,680)
  Increase (decrease) in construction
    costs payable . . . . . . . . . . . . .           65        (240)
                                                --------     -------
          Net cash used in
            investing activities. . . . . .      (40,850)    (59,491)
                                                --------     -------

                   AMLI RESIDENTIAL PROPERTIES TRUST

                                                  2000        1999
                                                --------    --------

Cash flows from financing activities:
  Debt proceeds, net of financing costs . .      331,000     187,970
  Debt repayments . . . . . . . . . . . . .     (301,585)   (145,163)
  Proceeds from issuance of Executive
    Share Purchase Plan shares and Option Plan
    shares, net of Employees' and
    Trustees' notes . . . . . . . . . . . .          871         575
  Distributions to partners . . . . . . . .       (4,775)     (4,792)
  Dividends paid. . . . . . . . . . . . . .      (29,343)    (28,260)
                                                --------     -------
          Net cash (used in) provided by
            financing activities. . . . . .       (3,832)     10,330
                                                --------     -------

Net decrease in cash and
  cash equivalents. . . . . . . . . . . . .         (798)       (547)
Cash and cash equivalents at
  beginning of period . . . . . . . . . . .        2,318       4,546
                                                --------     -------
Cash and cash equivalents at
  end of period . . . . . . . . . . . . . .     $  1,520       3,999
                                                ========     =======

Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and other interest,
    net of amounts capitalized. . . . . . .     $ 18,227      16,983
                                                ========    ========































     See accompanying notes to consolidated financial statements.

                   AMLI RESIDENTIAL PROPERTIES TRUST

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      SEPTEMBER 30, 2000 AND 1999

                              (Unaudited)
               (Dollars in thousands, except share data)



1.   ORGANIZATION AND BASIS OF PRESENTATION

     Organization

     AMLI Residential Properties Trust (the "Company") commenced operations upon the completion of its initial public offering on February 15, 1994. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position at September 30, 2000 and December 31, 1999 and the results of operations and cash flows for the periods presented, have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results for the three and nine months ended September 30, 2000 are not necessarily indicative of expected results for the entire year.

     The consolidated financial statements include the accounts of the Company and AMLI Residential Properties, L. P. (the "Operating Partnership" which holds the operating assets of the Company). The Company is the sole general partner and owned an 87% majority interest in the Operating Partnership at September 30, 2000. The limited partners hold Operating Partnership units ("OP Units") which are convertible into shares of the Company on a one-for-one basis, subject to certain limitations. At September 30, 2000, there are 3,249,077 OP Units held by the limited partners and 3,475,000 convertible preferred shares issued and outstanding.

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


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Real Estate Assets

     At September 30, 2000, the Company has four communities under rehab namely, AMLI at Riverbend, AMLI at Spring Creek, AMLI at North Dallas and AMLI at Valley Ranch. AMLI's larger properties were built in phases, and the rehabs of these larger properties are being done in phases. AMLI has no current plans to proceed with the rehab of additional phases. Through September 30, 2000, the Company has spent $12,892 on rehab of these four properties. All costs (except costs to routinely paint the interiors of units at turnover) associated with a rehab are capitalized and depreciated over their policy lives.

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

     At September 30, 2000, the Company's properties under development include parcels of land in the initial phase of development on which physical construction is anticipated to commence in 2001 or 2002.
Properties under development are as follows:

                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                  NUMBER   NUMBER           TOTAL
                                                                    OF       OF            EXPENDED
COMMUNITY                         LOCATION                        ACRES    UNITS          THRU 9/30/00
---------                         --------                        ------   ------         ------------

Wholly-Owned:

Development Communities (1)(2):
 AMLI:
  at Bent Tree II                 Dallas, TX                          10      200            $ 13,040
  at Kings Harbor                 Houston, TX                         15      300               6,863
                                                                     ---    -----            --------

    Total Development Communities                                     25      500              19,903
                                                                     ---    -----            --------

Land Held for Development (1):
 AMLI:
  at Champions II                 Houston, TX                         14      288               2,931
  at Mesa Ridge                   Ft. Worth, TX                       27      520               4,421
  at Fossil Lake                  Ft. Worth, TX                       19      324               3,292
  at Fossil Lake II               Ft. Worth, TX                       15      240               2,342
  at Prairie Lakes I              Noblesville, IN                     17      228               1,034
  at Prairie Lakes II-IV          Noblesville, IN                    103    1,100               5,378
  at Milton Park                  Atlanta, GA                         21      449               3,968
  at Anderson Mill                Austin, TX                          39      520               4,331
  at Downtown Austin              Austin, TX                           2      218               6,641
  at Parmer Park                  Austin, TX                          28      480               3,525
  at Vista Ridge                  City of Lewisville, TX              15      340               3,102
  at Westwood Ridge               Overland Park, KS                   30      428               3,152
  at Seven Bridges                Woodridge, IL                       13      520               5,725
                                                                     ---    -----            --------
    Total Land Held for
      Development                                                    343    5,655              49,842
                                                                     ---    -----            --------

    Total Wholly-Owned                                               368    6,155              69,745
                                                                     ---    -----            --------





                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                                 NUMBER   NUMBER            TOTAL
                                                                   OF       OF             EXPENDED
COMMUNITY                         LOCATION                       ACRES    UNITS           THRU 9/30/00
---------                         --------                       ------   ------          ------------
Co-Investments
(Company Ownership Percentage):

 Development Communities (2):
 AMLI:
  at Mill Creek (25%)             Gwinnett County, GA                 33      400              12,977
  at Lost Mountain (75%)          Paulding County, GA                 17      164               9,137
  at Park Bridge (25%)            Atlanta, GA                         35      352              21,566
  at Peachtree City II (20%)      Peachtree City, GA                  21      216               4,170
  at Monterey Oaks (25%)          Austin, TX                          26      430              28,803
  at St. Charles (25%)            St. Charles, IL                     25      400              42,398
  Creekside (25%)                 Overland Park, KS                   12      224              15,992
  at Wynnewood Farms (25%)        Overland Park, KS                   20      232              18,301
  at Regents Crest II (25%)       Overland Park, KS                    6      108               7,975
  at Cambridge Square (30%)       Overland Park, KS                   21      408               4,155
  at Castle Creek (40%)           Indianapolis, IN                    16      276              20,335
  at Summit Ridge (25%)           Lee's Summit, MO                    24      432              26,095
                                                                     ---    -----            --------

        Total Co-Investments                                         256    3,642             211,904
                                                                     ---    -----            --------
    Total Wholly-Owned
      and Co-Investments                                             624    9,797            $281,649
                                                                     ===    =====            ========

   (1)  AMLI at Bent Tree II is substantially complete at September 2000 and is anticipated to be substantially leased in the fourth quarter of this year.  All other properties, except for AMLI at Prairie Lakes, are anticipated to be developed in partnership with one or more institutional investors.

   (2)  Estimated costs to complete AMLI at Kings Harbor approximate $12,500 at September 30, 2000.  Estimated costs to complete the Co-Investment Development Communities of $70,000 at September 30, 2000 relate primarily to
AMLI at Mill Creek, AMLI at Peachtree City II and AMLI at Cambridge Square.



                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Acquisition

The table below summarizes the properties acquired by the Company during 1999-2000:
                       Company
                       Percen-                  Year
                        tage       Number       Com-
                        Owner-      of         pleted      Date       Purchase                 Total
Community               ship       Units        (1)       Acquired     Price         Debt      Equity
---------             --------    --------    --------    --------    --------      ------    --------
WHOLLY-OWNED:
AMLI:
 at StoneHollow
  Austin, TX (2).         100%         606        1997    02/13/00    $ 36,806        --        36,806
 at Towne Creek
  Gainesville,
  GA (2)(3) . . .         100%         150        1989    02/08/00       6,617        --         6,617
                                    ------                            --------      ------     -------
                                       756                              43,423        --        43,423
                                    ------                            --------      ------     -------
CO-INVESTMENTS:
AMLI:
 on Spring Mill .          20%
  Indianapolis, .       (Resi-
  IN (4). . . . .       idual)         400        1999    06/30/99      29,475       --         29,475
 at Prestonwood
  Hills
  Dallas, TX. . .          45%         272        1997    08/12/99      17,650      11,649       6,001
 at Windward Park
  Alpharetta, GA.          45%         328        1999    08/26/99      27,485      18,183       9,302
 at Oak Bend
  Lewisville, TX.          40%         426        1997    10/26/99      25,250      18,834       6,416
 Midtown
  Houston, TX . .          45%         419        1998    01/13/00      33,250      21,945      11,305
 on Frankford
  Dallas, TX. . .          45%         582        1998    06/26/00      38,819      25,710      13,109
 at Peachtree
  City I
  Fayette County,
  GA (5). . . . .          20%         312        1998    06/29/00      28,630        --        28,630




                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                       Company
                       Percen-                  Year
                        tage       Number       Com-
                        Owner-      of         pleted      Date       Purchase                 Total
Community               ship       Units        (1)       Acquired     Price         Debt      Equity
---------             --------    --------    --------    --------    --------      ------    --------
 at Scofield Ridge
  Austin, TX. . .          45%         487        2000    08/16/00      37,300      24,618      12,682
 at Breckinridge
  Point
  Richardson, TX.          45%         440        1999    09/08/00      33,500      22,110      11,390
                                    ------                            --------     -------     -------
                                     3,666                             271,359     143,049     128,310
                                    ------                            --------     -------     -------
                                     4,422                            $314,782     143,049     171,733
                                    ======                            ========     =======     =======


   (1)  These acquisitions, coupled with new development and the dispositions of selected older communities, has decreased the weighted average age of AMLI's wholly-owned portfolio of apartment homes.

   (2)  These acquisitions completed a deferred third party exchange for Federal income tax purposes.

   (3)  The Company acquired the 99% interest in the community that it did not already own.

   (4)  The Company paid $1.3 million for the general partnership interest in this partnership.

   (5)  The Company's 20% interest in AMLI at Peachtree City I is a result of the Company's sale of an 80%
interest in this property.


   Disposition

   The Company selectively sells properties and reinvests the proceeds in new communities to continually improve the quality of its portfolio and increase the potential for growth in net operating income.  The gains on sale of residential communities are reported separately in the accompanying Statements of Operations and neither the properties' selling prices nor related gains are included in revenues in the accompanying consolidated Statements of Operations.  Incentive compensation in the form of a promoted interest that is paid to the Company from sales proceeds is included in revenues in the accompanying Statements of Operations.


                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

    The table below summarizes the properties sold by the Company during 1999-2000.
                                                                                                   Net
                                                                                                Operating
                                                                                                Income in
                                                                                                 Twelve
               Company                                                                           Months
               Percen-                                 Costs                                   Immediately
               tage                 Year               Before                                    Prior to
               Owner-    Number   Acquired/    Date    Depre-     Sale       Net                 Date of
Community      ship     of Units  Developed    Sold    ciation    Price    Proceeds     Gain      Sale
---------     --------  --------  ---------  --------  --------  --------  --------   -------- -----------
WHOLLY-OWNED:
AMLI at:

 Park Sheridan
 Chicago, IL      100%       253     1989    10/12/99   $11,186    23,500    23,088     15,102       1,586

 Crown Colony
 Topeka, KS       100%       220  1994/1997  10/14/99    10,239    11,288    11,194      1,959       1,027

 Sherwood
 Topeka, KS       100%       300     1994    10/14/99    14,130    14,962    14,832      2,434       1,560

 Sope Creek
 Marietta, GA (1) 100%       695 1982/83/95  02/03/00    27,604    42,500    42,105     22,316       4,014

 Peachtree
 City I
 Fayette
 County, GA (2)   100%       312       1998  06/29/00    16,062    22,904    22,878      8,151       2,084
                           -----                        -------   -------   -------    -------     -------
                           1,780                         79,221   115,154   114,097     49,962      10,271
                           -----                        -------   -------   -------    -------     -------




                                                                                                   Net
                                                                                                Operating
                                                                                                Income in
                                                                                                 Twelve
               Company                                                                           Months
               Percen-                                 Costs                                   Immediately
               tage                 Year               Before                                    Prior to
               Owner-    Number   Acquired/    Date    Depre-     Sale       Net                 Date of
Community      ship     of Units  Developed    Sold    ciation    Price    Proceeds   Gain (4)    Sale
---------     --------  --------  ---------  --------  --------  --------  --------   -------- -----------

CO-INVESTMENTS:
AMLI at:
 Park Place
  Austin, TX       25%       588     1994    12/15/99    21,419    25,750    24,832      6,001       2,396

 Prairie Court
 Chicago, IL        1%       125     1987    08/16/99     9,129    13,500    12,850      6,717         911

 Pleasant Hill
 Atlanta, GA (3)   40%       502     1996    09/28/00    26,445    39,104    37,983     13,846       3,382
                           -----                       --------   -------   -------    -------     -------
                           1,215                         56,993    78,354    75,665     26,564       6,689
                           -----                       --------   -------   -------    -------     -------
                           2,995                       $136,214   193,508   189,762     76,526      16,960
                           =====                       ========   =======   =======    =======     =======


    (1)   The net proceeds from this sale were used to acquire AMLI at StoneHollow and AMLI at Towne Creek in completion of a deferred third party exchange for Federal income tax purposes.

    (2)   Costs, sale price, net proceeds and gain are stated at 80%, which represents the Company's ownership percentage that was sold to a co-investment partnership.  The Company contributed its remaining ownership in the property for which it received a 20% partnership interest.

    (3)   The Company's $6,807 share of the gain is included in "Gains on sales of residential properties" in the accompanying consolidated statements of operations.  Incentive compensation of $1,181 in the form of a promoted interest was paid to the Company from the sales proceeds and is included in "Other income" in the accompanying consolidated statements of operation.

    (4)   Gains on sales of co-investment properties are shown net of disposition fees paid to the Company by the co-investment partnerships.


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

     Interest Rate Limitation Contracts

     In order to eliminate its exposure to changes in Treasury rates with respect to a ten year debt financing of the acquisition of a recently-constructed apartment community (which acquisition is scheduled to close on February 1, 2001), the Company, on behalf of a co-investment partnership, acquired a Treasury Lock fixing the ten year Treasury rate for $29,500 notional principal at approximately 6.34%. At September 30, 2000, the cost to terminate this interest rate hedge would have approximated $1,206. The Company intends to complete the acquisition as scheduled.

     The Company has used interest rate caps and swaps to limit its exposure to increases in interest rates on its floating rate debt. The Company does not use them for trading purposes.

     At September 30, 2000, the Company was a party to seven interest rate swap agreements which require the Company to pay to or receive from counterparties on a monthly basis the amounts, if any, by which the Company's interest costs on the fixed rate basis differs from the interest payments required on certain floating rate debt.

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

     The following summarizes certain information pursuant to interest rate swap contracts at September 30, 2000.


                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




                                                                 Approximate
                                                                  Value or
                                                    Cumulative  (Liability) at
Notional    Fixed         Term of       Contract       Cash     September 30,
Amount      Rate(1)       Contract      Maturity    Paid, Net      2000 (2)
--------   -------        --------      ---------   ----------  -------------

$ 75,000   7.112%          1 year        05/10/01        $136         (242)
  10,000   6.216%          5 years       11/01/02         167           53
  10,000   6.029%          5 years       11/01/02         114           91
  20,000   6.145%          5 years       02/15/03         269          148
  10,000   6.070%          5 years       02/18/03         115           91
  15,000   6.405%          5 years       09/20/04          46           55
  10,000   6.438%          5 years       10/04/04          30           27
--------                                                 ----        -----
$150,000                                                 $877          223
========                                                 ====        =====



(1)  The fixed rate for the swaps includes the swap spread (the risk component added to the Treasury yield to determine a fixed rate) and excludes lender's spread.

(2)  Represents the approximate amount which the Company would have received or paid as of September 30, 2000 if these contracts were terminated.  This amount is not recorded as an asset or a liability in the accompanying balance sheet as of September 30, 2000.

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging
Activities," as clarified by Statement of Financial Accounting Standards No. 138 on the same subject, became effective for all fiscal quarters for fiscal years beginning after June 15, 2000.  Among other things, the new statement requires that the values of the derivative contracts be included as assets or liabilities in the balance sheet, that changes in the values of these contracts be included in comprehensive income, and that any portion of such change in values which is not an effective hedge be included in net income.  The Company has determined that the $150,000 notional amount of interest rate swaps were, except for $6, effective hedges of interest rate risk in the three months ended September 30, 2000.  Statement No. 133 is not expected to have a material impact on the
Company's financial statements.



                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     PER SHARE DATA

     A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows:


                                                 Three Months Ended               Nine Months Ended
                                                    September 30,                   September 30,
                                              -------------------------      -------------------------
                                                2000            1999           2000            1999
                                             ----------     -----------     ----------      ----------
      Net income. . . . . . . . . . . . .    $   15,242           8,990         57,264          25,359
      Less income attributable to
        preferred shares. . . . . . . . .        (1,766)         (1,789)        (5,424)         (5,451)
                                             ----------      ----------     ----------      ----------
      Income before extraordinary item
        attributable to common shares
        - Basic . . . . . . . . . . . . .    $   13,476           7,201         51,840          19,908
                                             ==========      ==========     ==========      ==========
      Income before extraordinary items -
        - Diluted . . . . . . . . . . . .    $   15,242           8,990         57,264          25,359
                                             ==========      ==========     ==========      ==========
      Weighted average common shares
        - Basic . . . . . . . . . . . . .    17,538,488      16,982,763     17,240,591      16,900,265
                                             ==========      ==========     ==========      ==========
      Dilutive Options and Other Plan
        shares. . . . . . . . . . . . . .       247,308          62,207        147,444          59,259
      Convertible preferred shares. . . .     3,757,609         N/A (1)      3,902,007         N/A (1)
                                             ----------      ----------     ----------      ----------
      Weighted average common shares
        - Dilutive. . . . . . . . . . . .    21,543,405      17,044,970     21,290,042      16,959,524
                                             ==========      ==========     ==========      ==========
      Earnings per share before extra-
        ordinary items:
          Basic . . . . . . . . . . . . .    $      .77             .42           3.02            1.18
          Diluted . . . . . . . . . . . .    $      .71             .42           2.70            1.17
                                             ==========      ==========     ==========      ==========

      (1)  In 1999, convertible preferred shares were anti-dilutive.


                   AMLI RESIDENTIAL PROPERTIES TRUST

3.   INVESTMENTS IN PARTNERSHIPS AND SERVICE COMPANIES

     INVESTMENTS IN PARTNERSHIPS

     At September 30, 2000, the Operating Partnership is a general partner in various co-investment partnerships. The Operating Partnership and the Service Companies receive various fees for services provided to these co-investment partnerships, including development fees, construction fees, acquisition fees, property management fees, asset management fees, financing fees, administrative fees and disposition fees. The Operating Partnership is entitled to shares of cash flow or liquidation proceeds in excess of its stated ownership percentages, in most cases based on returns to its partners in excess of specified rates. The Operating Partnership has received cash flow and has recorded operating income in excess of its ownership percentages of $668 for the nine months ended September 30, 2000.

Investments in partnerships at September 30, 2000 and the Company's 2000 share of income or loss for the nine months then ended from each are summarized as follows:

                                      AMLI RESIDENTIAL PROPERTIES TRUST
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                Equity                      Total    Company's   Company's
                  Company's               ------------------  Company's      Net      Share of   Share of
                  Percentage   Total               Company's  Investment    Income  Net Income   Deprecia-
Community         Ownership    Assets      Total   Share (1)     (1)        (Loss)    (Loss)       tion
---------         ----------  -------      -----   ---------  ----------    -----   ----------  ----------

AMLI:
 at Greenwood
  Forest             15%     $ 15,886      4,065        622         592        31            5         49
 at Champions
  Park               15%       11,698      2,745        412         412        45            7         39
 at Champions
  Centre             15%        8,826      2,035        305         305       (72)         (11)        29
 at Windbrooke       15%       16,184      4,435        665         665       363           54         50
 at Willeo Creek     30%       13,920      4,187      1,256       1,256       220           66        117
 at Barrett Lakes    35%       24,878      7,979      2,792       2,898       685          240        239
 at Chevy Chase      33%       41,949     12,861      4,271       4,271     1,453          516        324
 at Willowbrook      40%       34,970     10,774      4,309       4,227       860          344        354
 at River Park       40%       13,808      4,885      1,954       1,910       606          242        133
 at Fox Valley       25%       22,989     22,529      5,632       5,811       949          237        140
 at Fossil Creek     25%       20,348     19,758      4,940       5,030     1,131          283        136
 at Danada Farms     10%       45,365     20,086      2,009       2,000     1,302          130        103
 at Verandah         35%       22,730      5,300      1,898       1,955       (59)          18        296
 at Northwinds       35%       52,400     17,378      6,082       5,924     1,330          466        466
 at Regents Crest    25%       32,258     16,215      4,054       4,135       165          104        169
 at Oakhurst North   25%       41,882     41,115     10,279      10,280       840          210        256
 at Wells Branch     25%       33,452     32,470      8,117       7,566     1,841          460        216
 on the Parkway      25%       15,186      4,262      1,063         761        92           25        108
 on Timberglen       40%       10,532      3,687      1,494          56       (28)          24        144
 at Castle Creek     40%       20,466     19,955      7,981       8,140       (36)         (14)       153
 at Lake Clear-
  water              25%       16,081     15,359      3,840       3,893       161           40         92
 Creekside           25%       15,996     15,764      3,941       4,067      (122)         (31)        71
 at Deerfield        25%       17,253      4,347      1,084         894      (254)         (68)       110
 at Wynnewood
  Farms              25%       18,220     17,732      4,433       4,474       (48)         (12)        84




                                      AMLI RESIDENTIAL PROPERTIES TRUST
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



                                               Equity                       Total    Company's   Company's
                  Company's              -------------------  Company's      Net      Share of   Share of
                  Percentage   Total               Company's  Investment    Income  Net Income   Deprecia-
Community         Ownership    Assets     Total    Share (1)     (1)        (Loss)    (Loss)       tion
---------         ----------  -------     ------   ---------  ----------    -----   ----------  ----------
 at Monterey Oaks    25%       29,080     26,571      6,643       6,744       205           51         53
 at St. Charles      25%       41,850     38,627      9,657       9,663       560          140        194
 at Park Bridge      25%       21,553     18,999      4,750       4,843      (117)         (29)        33
 at Mill Creek       25%       12,978     12,476      3,119       3,218       (26)          (6)         1
 at Lost Mountain    75%       10,076        671        719         824      (188)        (141)        83
 on Spring Mill      20%
                  (Residual)   29,609     28,774      --          1,282     1,070        --         --
 at Prestonwood
    Hills            45%       17,971      6,013      2,727       2,721       140           95        162
 at Windward Park    45%       27,797      9,323      4,055       4,209       275          164        248
 at Summit Ridge     25%       26,145      5,173      1,293       1,096      (368)         (75)        49
 at Oak Bend         40%       25,581      6,059      2,370       2,370       144           78        198
 Midtown             45%       34,209     11,511      5,457       5,225       395          258        281
 on Frankford        45%       40,483     13,763      6,377       6,249        96           74        148
 at Peachtree
    City I           20%       29,574     29,247      5,849       3,784       441           88         34
 at Peachtree
    City II          20%        4,527      1,000        200         154     --           --         --
 at Scofield Ridge   45%       38,723     13,363      6,069       6,044        74           47         55
 at Breckinridge
    Point            45%       34,922     12,014      5,461       5,439        44           26         29
 at Cambridge
    Square           30%        4,165      4,077      1,223       1,200     --           --         --
                             --------    -------    -------     -------   -------       ------     ------
                              996,520    547,584    149,402     146,587    14,200        4,105      5,446
   Other                          929        719        359         364    15,763          411        252
                             --------    -------    -------     -------   -------       ------     ------

                             $997,449    548,303    149,761     146,951    29,963        4,516      5,698
                             ========    =======    =======     =======   =======       ======     ======


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

     All but two debt financings have been obtained at fixed rates from various insurance companies on behalf of these co-investment partnerships. At September 30, 2000, the Company's share of co-investment's debt totaled $143,822. The following summarizes co-investment debt at September 30, 2000:

                      Total     Outstanding  Interest
Community           Commitment  at 9/30/00     Rate         Maturity
---------           ----------  -----------  --------       --------
AMLI:
 at Champions Centre  $ 6,700        6,467      8.93%     January 2002
 at Champions Park      9,500        8,593      7.49%     January 2002
 at Windbrooke         11,500       11,219      9.24%    February 2002
 at Greenwood Forest   11,625       11,359      8.95%         May 2002
 at Peachtree City II  19,170        3,256   L+1.875%        June 2002
 at Summit Ridge       18,954       18,954    L+1.75%    December 2002
 at Chevy Chase        29,767       27,991      6.67%       April 2003
 at Willeo Creek       10,000        9,427      6.77%         May 2003
 at Willowbrook        24,500       23,286     7.785%         May 2003
 at Regents Crest      16,500       15,542      7.50%    December 2003
 at Verandah           16,940       16,597      7.55%       April 2004
 on Timberglen          6,770        6,551      7.70%        June 2004
 at Prestonwood Hills  11,649       11,535      7.17%      August 2006
 at Windward Park      18,183       18,009      7.27%      August 2006
 at Oak Bend           18,834       18,713      7.81%    December 2006
 at Deerfield          12,600       12,524      7.56%     January 2007
 Midtown               21,945       21,812      7.52%     January 2007
 at Danada Farms       24,500       24,143      7.33%       March 2007
 on Frankford          25,710       25,683      8.25%        June 2007
 at Breckinridge Point 22,110       22,110      7.57%        July 2007
 at Scofield Ridge     24,618       24,618      7.70%      August 2007
 at River Park          9,100        8,793      7.75%        June 2008
 on the Parkway        10,800       10,507      6.75%     January 2009
 at Barrett Lakes      16,680       16,318      8.50%    December 2009
 at Northwinds         33,800       33,800      8.25%     October 2010
 at Lost Mountain      10,252        8,349      6.84%    November 2040
                     --------     --------
                     $442,707      416,156
                     ========     ========

     In general, these loans provide for monthly payments of principal and interest based on a 25 or 27 year amortization schedule and a balloon payment at maturity. Some loans provide for payments of interest only for an initial period, with principal amortization commencing generally within two years.

     Investments in Service Companies

     Summarized combined financial information of the Service Companies at and for the nine months ended September 30, 2000 and 1999 follows:

                   AMLI RESIDENTIAL PROPERTIES TRUST

                                        2000            1999
                                      -------         -------

        Income (1)                    $15,303          12,015
        General and adminis-
          trative expenses             (8,916)         (8,715)
                                      -------         -------
            EBITDA                      6,387           3,300

        Interest                       (3,206)         (2,438)
        Depreciation                   (1,438)         (1,142)
        Income taxes                     (672)            (39)
                                      -------         -------
          Income (loss) (2)(3)        $ 1,071            (319)
                                      =======         =======

        Total assets                  $49,709          45,927
                                      =======         =======

        (1)   Net of construction and landscaping costs.
        (2) Net of tax effect includes $311 in amortization of goodwill in both years.
        (3) The Company's share of income in 2000 (including the recognition of $379 of intercompany profit previously eliminated) includes $2,708 in after tax gains from sales of non-multi-family residential land.


     Substantially all interest expense of the Service Companies results from notes payable to the Company at interest rates ranging from 9.5% to 13.0%. Interest and share of income from Service Companies as included in the accompanying Consolidated Statements of Operations is reconciled below:
                                                  September 30,
                                               ------------------
                                                  2000      1999
                                                 ------    ------

   Intercompany interest expensed . . . . . .   $ 3,206     2,438
   Intercompany interest capitalized. . . . .       308       784
   Income (loss). . . . . . . . . . . . . . .     1,071      (319)
   Intercompany eliminations and
     minority interests, net. . . . . . . . .      (188)     (633)
                                                -------    ------
                                                $ 4,397     2,270
                                                =======    ======

4.   RELATED PARTY TRANSACTIONS

     During the nine months ended September 30, 2000 and 1999, the Company accrued or paid to its affiliates fees and other costs and expenses as follows:
                                             2000              1999
                                            ------            -----
       Management fees                      $2,120            2,177
       General contractor fees                 176              265
       Interest expense                        411              413
       Landscaping and grounds maintenance   1,568            1,751
                                            ======            =====

     In addition, at September 30, 2000 and December 31, 1999, the Company owed Amli Residential Construction, Inc. $2,133 and $2,068, respectively, for construction costs of communities under development.

                   AMLI RESIDENTIAL PROPERTIES TRUST

     During the nine months ended September 30, 2000 and 1999, the Company earned or received from its affiliates fees and other income as follows:

                                             2000              1999
                                            ------            -----

       Development fees                     $1,353            2,228
       Acquisition fees                        708              149
       Asset management fees                   441              453
       Disposition fee (1)                     412              354
       Promoted interest (2)                 1,181              529
       Accounting and administrative fees      --                 4
       Interest on advances to other
         affiliates                            214              384
       Interest on notes and advances
         to Service Companies                3,514            3,222
                                            ======            =====

     (1) Fees from sales of AMLI at Pleasant Hill and AMLI at Prairie Court in 2000 and 1999, respectively, net of intercompany eliminations.

     (2) The Company's share of net sale proceeds representing incentive compensation in the form of promoted interest in AMLI at Pleasant Hill and AMLI at Prairie Court in 2000 and 1999, respectively.

     In addition, during the nine months ended September 30, 2000 and 1999, total revenues of $1,954 and $1,573, respectively, were generated from leases to AMLI Corporate Homes ("ACH"), a division of one of the Service Companies.


                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


5.   DEBT

     The table below summarizes certain information relating to the indebtedness of the Company.

                                                              Balance                              Balance
                                                Original        at          Interest    Maturity      at
Encumbered Communities                           Amount       9/30/00         Rate        Date     12/31/99
----------------------                          --------      --------      --------    --------   --------

BOND FINANCING:
                                                                          Tax-Exempt
Unsecured (1)                                   $ 40,750        40,750    Rate+1.23%     10/1/24     40,750
                                                                          Tax-Exempt
AMLI at Poplar Creek                               9,500         9,500    Rate+1.15%      2/1/24      9,500
                                                --------       -------                              -------
    Total Bonds                                   50,250        50,250                               50,250
                                                --------       -------                              -------

MORTGAGE NOTES PAYABLE TO FINANCIAL INSTITUTIONS:
AMLI at Conner Farms                              13,275        12,305         7.00%     6/15/03     12,498
AMLI at Riverbend                                 31,000        28,875         7.30%      7/1/03     29,307
AMLI in Great Hills                               11,000        10,250         7.34%      7/1/03     10,402
AMLI at Valley Ranch                              11,500        10,036        7.625%     7/10/03     10,229
AMLI at Nantucket                                  7,735         7,484         7.70%      6/1/04      7,573
AMLI at Bishop's Gate                             15,380        14,594           (2)      8/1/05     14,803
AMLI at Regents Center                            20,100        19,312           (3)      9/1/05     19,463
AMLI on the Green/AMLI of North Dallas (4)        43,234        40,588        7.789%      5/1/06     41,120
AMLI at Clairmont                                 12,880        12,778         6.95%     2/15/08     12,880
AMLI at Park Creek                                10,322        10,234        7.875%     12/1/38     10,266
                                                --------       -------                             --------
  Total Mortgage Notes Payable                   176,426       166,456(5)                           168,541
                                                --------       -------                             --------





                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                               Balance                             Balance
                                                Original        at          Interest    Maturity      at
Encumbered Properties                            Amount        9/30/00        Rate        Date     12/31/99
---------------------                           --------      --------      --------    --------   --------

OTHER NOTES PAYABLE:

Unsecured line of credit (6)(7)                  250,000       176,500       L+1.05%    10/11/02    145,000
Note payable to Service Company                    5,000         5,000        10.00%      1/1/03      5,000
Unsecured note payable to Service Company            750           750         4.00%      Demand        750
                                                --------       -------    ---------      -------    -------
  Total Other Notes Payable                      255,750       182,250                              150,750
                                                --------       -------                              -------
  Total                                         $482,426       398,956                              369,541
                                                ========       =======                              =======


(1)  The terms of these tax-exempt bonds require that a portion of the apartment units be leased to individuals who qualify based on income levels specified by the U.S. Government.  The bonds bear interest at a variable rate that is adjusted weekly based upon the remarketing rate for these bonds (4.39% for AMLI at Spring Creek and 4.44%
for AMLI at Poplar Creek at October 26, 2000).  The credit enhancement for the AMLI at Spring Creek bonds was provided by a $41,297 letter of credit from Wachovia Bank which expires on October 11, 2002 and the credit enhancement for the AMLI at Poplar Creek bonds was provided by a $9,617 letter of credit from LaSalle National
Bank that expires December 18, 2002.

(2)  This original $14,000 mortgage note bears interest at 9.1%.  For financial reporting purposes, this mortgage note was valued at $15,380 to reflect a 7.25% market rate of interest when assumed in connection with the acquisition of AMLI at Bishop's Gate on October 17, 1997.  The unamortized premium at September 30, 2000 is $890.

(3)  $13,800 at 8.73% and $6,300 at 9.23%.

(4)  These two properties secure the FNMA loan that was sold at a discount of $673.  At September 30, 2000, the unamortized discount amount is $376.





                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(5)  All but $20,812 of the total is non-recourse to the partners of the Operating Partnership.

(6)  The Company has used interest rate swaps on $150,000 of the outstanding amount to fix its base interest rate
(before current lender's spread) at an average of 6.67%.

(7)  The Company's unsecured line of credit has been provided by a group of eight banks led by Wachovia Bank,
N.A. and Bank One, N.A.  In October 1999, the Company increased the line of credit by $50,000 to $250,000, expandible to $300,000, and extended the maturity of the line of credit by one year to October 2002 with two one-
year renewal options.  In addition, the interest rate, which is based in part on the credit rating assigned to unsecured borrowings, increased to LIBOR plus 1.05% from LIBOR plus 0.90%.  The Company is in the process of modifying and extending the maturity of this line of credit.  This unsecured line of credit requires that the
Company meet various covenants typical of such an arrangement, including minimum net worth, minimum debt service coverage and maximum debt to equity percentage.  The unsecured line of credit is used for acquisition and development activities and working capital needs.



























                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     As of September 30, 2000, the scheduled maturities of the Company's debt are as follows:

                                                    FIXED RATE
                                                     MORTGAGE                   NOTES
                                                   NOTES PAYABLE    UNSECURED  PAYABLE TO
                                           BOND    TO FINANCIAL       LINES     SERVICE
                                        FINANCINGS INSTITUTIONS     OF CREDIT  COMPANIES       TOTAL
                                        ---------- -------------    --------- -----------   ----------
2000. . . . . . . . . . . . . . . . .     $  --             725         --           750        1,475
2001. . . . . . . . . . . . . . . . .        --           3,039         --          --          3,039
2002. . . . . . . . . . . . . . . . .      50,250         3,273      176,500        --        230,023
2003. . . . . . . . . . . . . . . . .        --          60,117         --         5,000       65,117
2004. . . . . . . . . . . . . . . . .        --           8,933         --          --          8,933
Thereafter. . . . . . . . . . . . . .        --          90,369         --          --         90,369
                                          -------       -------      -------     -------      -------
                                          $50,250       166,456      176,500       5,750      398,956
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

7.   SEGMENT REPORTING

     The revenues, net operating income, FFO and assets for the Company's reportable segment are summarized as follows:

                                                 Nine Months Ended
                                                   September 30,
                                             ------------------------
                                                 2000         1999
                                              ----------   ----------
Multifamily segment revenues (1). . . . . . . $  174,861      150,523
                                              ==========   ==========

Multifamily segment net operating income (1). $  106,628       91,794

Reconciling items to FFO:
  Reduce co-investment net operating income
    to Company's share (2). . . . . . . . . .    (44,317)     (32,034)
  Interest income and share of income (loss)
    from Service Companies. . . . . . . . . .      4,708        2,581
  Other interest income . . . . . . . . . . .        990        1,102
  Other revenues. . . . . . . . . . . . . . .      4,256        4,005
  General and administrative expenses . . . .     (2,700)      (3,219)
  Interest expense and loan cost amortization    (18,583)     (17,062)
                                              ----------   ----------
Consolidated FFO before minority interest . .     50,982       47,167
                                              ----------   ----------
Reconciling items to net income:
  Depreciation - wholly owned properties. . .    (14,630)     (13,709)
  Depreciation - share of co-investment
    properties. . . . . . . . . . . . . . . .     (5,698)      (3,613)
  Share of Service Company's goodwill
    amortization. . . . . . . . . . . . . . .       (311)        (311)
  Gain on sale of residential property. . . .     37,274        --
                                              ----------   ----------
Income before minority interest and
  extraordinary items . . . . . . . . . . . .     67,617       29,534
Minority interest . . . . . . . . . . . . . .     10,353        4,175
                                              ----------   ----------
Net income. . . . . . . . . . . . . . . . . . $   57,264       25,359
                                              ==========   ==========

                                           September 30, December 31,
                                               2000          1999
                                           ------------- ------------
Segment assets (1) (3). . . . . . . . . . . . $1,600,075    1,462,051
                                              ==========   ==========

 (1) In 2000, represents all properties in which the Company has an ownership interest; in 1999, excludes AMLI at Prairie Court and AMLI at Towne Creek, in which the Company had a 1% GP interest.

                   AMLI RESIDENTIAL PROPERTIES TRUST

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS,
         EXCEPT SHARE DATA)


     The following discussion is based primarily on the consolidated financial statements of Amli Residential Properties Trust (the "Company") as of September 30, 2000 and December 31, 1999 and for the three and nine months ended September 30, 2000 and 1999.

     This information should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

     As of September 30, 2000, the Company owned an 87% general partnership interest in AMLI Residential Properties, L.P. (the "Operating Partnership"), which holds the operating assets of the Company. The limited partners hold Operating Partnership units ("OP Units") that are convertible into common shares of the Company on a one-for-one basis, subject to certain limitations. On August 22, 2000, 500,000 Series A Preferred shares were converted to common shares leaving 350,000 Series A Preferred shares outstanding at September 30, 2000. At September 30, 2000, the Company owned 21,303,565 OP Units and the limited partners owned 3,249,077 OP Units. The Company has qualified, and anticipates continuing to qualify, as a real estate investment trust ("REIT") for Federal income tax purposes.

RESULTS OF OPERATIONS

     During the period from January 1, 1999 through September 30, 2000, the decrease in property revenues and property operating expenses resulted from dispositions of communities owned as of January 1, 1999, offset in part by revenues and operating expenses from communities acquired and from the communities newly-constructed since January 1, 1999.

     Since January 1, 1999, the Company has sold five stabilized communities containing a total of 1,780 apartment homes. During the same period, the Company has acquired a total of 756 units in two stabilized communities (AMLI at StoneHollow and AMLI at Towne Creek) and developed and begun rental operations on 200 apartment homes of one community (AMLI at Bent Tree II). Property operations from wholly-owned assets for the nine months ended September 30, 2000 and 1999 are summarized as follows:

                                                           Increase
                                     2000         1999    (Decrease)
                                   -------       ------   ---------
Total Wholly-Owned
Property Revenues
------------------
 Same Communities . . . . . . .    $75,052       73,591       1,461
 New Communities. . . . . . . .      1,896        1,056         840
 Development and/or Lease-up
  Communities . . . . . . . . .        768         --           768
 Acquisition Communities. . . .      4,872         --         4,872
 Communities Contributed
  to Ventures/Sold. . . . . . .      2,311       12,395     (10,084)
                                   -------      -------     -------
    Total . . . . . . . . . . .    $84,899       87,042      (2,143)
                                   =======      =======     =======

                                                           Increase
                                     2000         1999    (Decrease)
                                   -------       ------   ---------
Total Wholly-Owned
Property Operating Expenses
---------------------------
 Same Communities . . . . . . .    $29,109       28,870         239
 New Communities. . . . . . . .        600          557          43
 Development and/or Lease-up
  Communities . . . . . . . . .        495         --           495
 Acquisition Communities. . . .      1,867         --         1,867
 Communities Contributed
  to Ventures/Sold. . . . . . .        708        4,312      (3,604)
                                   -------      -------     -------
    Total . . . . . . . . . . .    $32,779       33,739        (960)
                                   =======      =======     =======

Total Wholly-Owned
Property Net Operating Income
-----------------------------
 Same Communities . . . . . . .   $ 45,943       44,721       1,222
 New Communities. . . . . . . .      1,296          499         797
 Development and/or Lease-up
  Communities . . . . . . . . .        273         --           273
 Acquisition  Communities . . .      3,005         --         3,005
 Communities Contributed
  to Ventures/Sold. . . . . . .      1,603        8,083      (6,480)
                                   -------      -------     -------
    Total . . . . . . . . . . .    $52,120       53,303      (1,183)
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

     Since January 1999, the Company has invested in eight co-investment partnerships which acquired eight stabilized communities containing a total of 3,266 units: AMLI at Prestonwood Hills, a 272-unit community, AMLI at Windward Park, a 328-unit community, AMLI at Oak Bend, a 426-unit community, AMLI Midtown, a 419-unit community, AMLI on Frankford, a 582-unit community, AMLI at Peachtree City I, a 312-unit community, AMLI at Scofield Ridge, a 487-unit community, and AMLI at Breckinridge Point, a 440-unit community. In addition, the Company in joint venture with institutional investors, completed the development or has under development and begun rental operations of nine new communities and one additional phase to an existing stabilized community, that contain a total of 2,834 apartment homes (AMLI at St. Charles, AMLI at Lake Clearwater, AMLI at Castle Creek, AMLI Creekside, AMLI at Wynnewood, AMLI at Monterey Oaks, AMLI at Park Bridge, AMLI at Lost Mountain, AMLI at Summit Ridge and AMLI at Regents Crest II). Property operations for all co-investment properties for the nine months ended September 30, 2000 and 1999 are summarized as follows:

                                                           Increase
                                     2000         1999    (Decrease)
                                   -------      -------   ---------
Total Co-investment Property Revenues
-------------------------------------
 Same Communities . . . . . . .    $42,525       41,349       1,176
 New Communities. . . . . . . .     18,967       13,471       5,496
 Development and/or Lease-up
  Communities . . . . . . . . .      8,016          139       7,877
 Acquisition Communities. . . .     16,679        2,110      14,569
 Communities Contributed
  to Ventures/Sold. . . . . . .      4,804        8,876      (4,072)
                                   -------      -------     -------
    Total . . . . . . . . . . .    $90,991       65,945      25,046
                                   =======      =======     =======

Company's share of co-invest-
  ment total revenues . . . . .    $26,563       17,894       8,669
                                   =======      =======     =======

Total Co-investment
Property Operating Expenses
---------------------------
 Same Communities . . . . . . .    $15,505       15,370         135
 New Communities. . . . . . . .      7,132        5,444       1,688
 Development and/or Lease-up
  Communities . . . . . . . . .      4,609          294       4,315
 Acquisition Communities. . . .      6,366          944       5,422
 Communities Contributed
  to Ventures/Sold. . . . . . .      1,595        3,676      (2,081)
                                   -------      -------     -------
    Total . . . . . . . . . . .    $35,207       25,728       9,479
                                   =======      =======     =======

Company's share of co-invest-
  ment property operating
  expenses. . . . . . . . . . .    $10,167        6,892       3,275
                                   =======      =======     =======

Total Co-investment Property
Net Operating Income
----------------------------
 Same Communities . . . . . . .    $27,020       25,979       1,041
 New Communities. . . . . . . .     11,835        8,027       3,808
 Development and/or Lease-up
  Communities . . . . . . . . .      3,407         (155)      3,562
 Acquisition
  Communities . . . . . . . . .     10,313        1,166       9,147
 Communities Contributed to
  Ventures/Sold . . . . . . . .      3,209        5,200      (1,991)
                                   -------      -------     -------
    Total . . . . . . . . . . .    $55,784       40,217      15,567
                                   =======      =======     =======
Company's share of co-invest-
 ment property NOI. . . . . . .    $17,359       11,231       6,128
                                   =======      =======     =======

     For the nine months ended September 30, 2000, total revenues were $99,057 and net income was $57,264 including gains of $37,274 from sales of AMLI at Sope Creek, 80% of the Company's ownership interest in AMLI at Peachtree City I and share of gain on sale of AMLI at Pleasant Hill. For the nine months ended September 30, 1999, total revenues were $97,265 and net income was $25,359. For the nine months ended September 30, 2000, diluted earnings per common share included gains from sales of these three communities ($1.50 per diluted share) and increased to $2.70 from $1.17 for the nine months ended September 30, 1999. Basic earnings per common share for the nine months ended September 30, 2000 increased to $3.02 ($1.21 excluding the gain) from $1.18 for the nine months ended September 30, 1999.

     On a "same community" basis, weighted average occupancy of the apartment homes owned wholly by the Company decreased slightly to 91.8% for the nine months ended September 30, 2000 from 92.8% in the prior year. Weighted average collected rental rates increased by 2.4% to $757 from $740 per unit per month for the nine months ended September 30, 2000 and 1999, respectively. Including Co-Investment Communities, weighted average occupancy of the Company's apartment homes decreased to 92.6% for the nine months ended September 30, 2000 from 93.3% in the prior year, and weighted average collected rental rates increased by 2.2% to $791 from $775 per unit per month for the nine months ended September 30, 2000 and 1999, respectively.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 TO NINE MONTHS ENDED SEPTEMBER 30, 1999.

     Income before minority interest increased to $67,167 for the nine months ended September 30, 2000 from $29,534 for the nine months ended September 30, 1999. This increase was primarily attributable to a $37,274 in gains on sales of residential properties, a $1,792 increase in total revenues and a $940 decrease in property operating expenses, reduced by a $1,481 increase in interest expense and a $921 increase in depreciation. The increase in total revenues was largely from the Company's share of after tax gains of $2,708 from sales of six land parcels by a Service Company and the $1,181 of incentive compensation the Company received from the sale of a co-investment community. The decrease in property operating expenses was a result of reduced utilities expense resulting from full implementation of the Company's program to transfer the liability for utility costs to its residents. Net income for the nine months ended September 30, 2000 and 1999 was $57,264 and $25,359, respectively. Total property revenues decreased by $2,145 or 2.7%. This decrease in property revenues was primarily from the 1,780 apartment homes sold during 2000 and 1999. This decrease was offset in part by increases resulting from 756 apartment homes acquired during 2000. In addition, the Company commenced leasing 200 apartment homes under development during 1999 and 2000. Furthermore, moderate increases in rental rates were achieved, offset by a decline in weighted average occupancy as discussed in the preceding paragraph. Other property revenues include increases in various fees charged to residents. On the same community basis total property revenues increased by $1,460 or 2.0% and property operating income increased by $1,222 or 2.7%.

     The Company operates, owns and manages apartments in seven metropolitan areas. During 2000, the supply/demand characteristics in the suburban Austin and Chicago markets have enabled the Company to increase rents at a rate in excess of the rate of inflation. Supply and demand is generally in balance in Atlanta. A combination of a moderate over-supply of rental apartments in Dallas, Houston, Indianapolis and Kansas City coupled with increased vacancy rates attributable to the Company's rehabs of four wholly-owned communities in Atlanta, Dallas and Indianapolis, has contributed to overall growth in collected rents at less than the rate of inflation.

     Interest and share of income from Service Companies increased 93.7% to $4,397 from $2,270 primarily as a result of $2,708 in after tax gains from the Service Companies' sales of six land parcels in 2000, offset by approximately $400 in after-tax expenses related to third party assessment of business processes and related information technology initiatives. The Service Companies have made an investment of $300 in a computer software company which has developed software to assist in pricing rentals. This investment is carried at cost. The Service Company is in the process of implementing this software for a number of its managed properties.

     Income from partnerships increased to $4,516 from $2,845, or 58.7%. This increase was a result of the acquisition of eight stabilized communities containing a total of 3,266 units through eight new co-investment partnerships. In addition, ten new co-investment partnerships have invested in nine development communities and a second phase to an existing stabilized community, which have a total of 2,834 apartment homes that began rental operations in late 1999 and 2000. On the same community basis, total property revenues increased by $1,176 or 2.8% and net operating income increased by $1,041 or 4.0%.

     Other income increased to $4,256 from $4,005, or 6.3%. This increase is primarily due to $1,181 in incentive compensation in the form of a promoted interest received by the Company from the sale of AMLI at Pleasant Hill in 2000, reduced by lower development fees as the Company's development activities have moderated in Dallas and Kansas City. For the nine months ended September 30, 2000, the Company has included $161 of a $230 settlement from a legal action involving siding at two of its properties in other income. In 1999, other income includes a $281 gain on sale of a land parcel.

     Property operating expenses decreased by $940, or 2.8%. This decrease is principally due to the decrease in utilities expense described above.
On the same community basis, property operating expenses increased by $239 or 0.8%.

     Interest expense, net of the amounts capitalized, increased to $18,243 from $16,762 or 8.8%, primarily due to increased indebtedness incurred in conjunction with investments in joint ventures which own stabilized properties, to increased short-term borrowing rates, and to payments on interest rate swap contracts associated with hedging an additional $75,000 of the Company's floating rate debt in 2000.

     General and administrative expenses decreased to $2,700 for the nine months ended September 30, 2000 from $3,219 for the nine months ended September 30, 1999. Bonuses for the nine months ended September 30, 2000 were $177 less than in the same period in 1999, primarily because of a special bonus award in 1999 following the sale of AMLI at Prairie Court. Costs attributable to abandoned projects that were written off and lower shareholder service expenses also contributed to the decrease.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, the Company had $1,520 in cash and cash equivalents and $73,500 in availability under its $250,000 unsecured line of credit. The Company is in the process of modifying and extending the maturity of this line of credit.

     At September 30, 2000, nineteen of the Company's wholly-owned stabilized communities were unencumbered. There are no fixed rate loans on wholly-owned communities with maturity dates prior to July 2003.

     Net cash flows provided by operating activities for the nine months ended September 30, 2000 decreased to $43,884 from $48,614 for the nine months ended September 30, 1999. The decrease is primarily due to an increase in notes receivable from an affiliate of a Service Company, additional escrow for infrastructure construction and advances to partnerships, offset in part by increased revenues from communities acquired and developed in 1999 and 2000.

     Cash flows used in investing activities for the nine months ended September 30, 2000 decreased to $40,850 from $59,491 for the nine months ended September 30, 1999. The decrease consisted primarily of net proceeds from the sales of rental communities offset in part by increased expenditures for acquisitions and development costs and increased investments in partnerships.

     Net cash flows used in financing activities for the nine months ended September 30, 2000 were $3,832, which reflect net proceeds of additional borrowings and dividend payments.

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

     FFO for the nine months ended September 30, 2000 and 1999 is summarized as follows:
                                           September 30,
                                      -----------------------
                                        2000            1999
                                      -------         -------
   Net income before minority
     interest                         $67,617          29,534
   Depreciation                        14,630          13,709
   Share of co-investment partner-
     ships' depreciation                5,698           3,613
   Share of Service Company's
     goodwill amortization                311             311
    Gains on sales of residential
      properties                      (37,274)          --
                                      -------          ------
   FFO                                $50,982          47,167
                                      =======          ======
   Weighted average shares and units
      including dilutive shares        24,692          24,546
                                      =======          ======

     The Company expects to pay quarterly dividends from cash available for distribution. Until distributed, funds available for distribution will be invested in short-term investment-grade securities or used to temporarily reduce balances outstanding on the Company's revolving lines of credit.

     The Company intends to finance the majority of its future development activities by co-investing these developments with institutional partners. The Company expects to meet its short-term liquidity requirements by using its working capital and any portion of net cash flow from operations not distributed currently. The Company is of the opinion that its future net cash flows will be adequate to meet operating requirements in both the short and the long term and provide for payment of dividends by the Company in accordance with REIT requirements. The Company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to Federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 95% of its taxable income to its shareholders and complies with certain other requirements. In 1999, the Company distributed approximately 90% of its taxable income and will designate a portion of its dividends being paid during 2000 as a throw back dividend to 1999. The Company's current dividend payment level equals an annual rate of $1.88 per common share, increased on July 31, 2000 from an annual rate of $1.84 per common share. The Company anticipates that all dividends paid in 2000 will be fully taxable.

     The Company has recorded no deferred taxes on gains for financial reporting purposes that have been deferred for income tax reporting purposes because the Company intends to distribute to its shareholders any deferred tax gain upon ultimate realization for income tax reporting purposes.

     The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, repayment of loans for construction, development, and acquisition activities through the issuance of long-term secured and unsecured debt and additional equity securities of the Company (or OP Units). Through September 30, 2000, the Company has issued preferred and common shares for an aggregate issuance price of $128,467 leaving a balance of $71,533 in shares that the Company may issue in the future under its shelf registration statement.

COMPANY INDEBTEDNESS

     The Company's debt as of September 30, 2000 includes $166,456 (41.7% of the total) which is secured by first mortgages on eleven of the wholly-owned communities and is summarized as follows:

                          SUMMARY DEBT TABLE
                          ------------------

Type of              Weighted Average         Outstanding   Percent
Indebtedness           Interest Rate            Balance     of Total
------------         ----------------         -----------   --------
Fixed Rate
Mortgages                  7.6%                 $166,456      41.7%

Tax-Exempt        Tax-Exempt Rate + 1.23%         50,250      12.6%
Bonds (1)         Tax-Exempt Rate + 1.15%

Lines of
Credit (2)             LIBOR + 1.05%             176,500      44.2%

Notes payable
to Service
Companies                 Various                  5,750       1.5%
                                                --------     ------
     Total                                      $398,956     100.0%
                                                ========     ======
--------------------

(1) The tax-exempt bonds bear interest at a variable tax-exempt rate that is adjusted weekly based on the re-marketing of these bonds (4.39% for AMLI at Spring Creek and 4.44% for AMLI at Poplar Creek at October 26, 2000). The AMLI at Spring Creek bonds mature on October 1, 2024 and the related credit enhancement expires on October 15, 2002. The AMLI at Poplar Creek bonds mature on February 1, 2024 and the related credit enhancement expires on December 18, 2002.

(2) Amounts borrowed under lines of credit are due in 2002. The interest rate on $150,000 has been fixed pursuant to interest rate swap contracts.



DEVELOPMENT ACTIVITIES

     At September 30, 2000, the Company has made capital contributions totaling $161,953 to its existing co-investment partnerships and anticipates funding substantially all of its remaining commitment of $17,346 during 2000 to complete the 3,642 apartment homes being developed by co-investment partnerships.

     Currently 500 apartment homes in two wholly-owned communities are under development. At September 30, 2000, the Company expects to incur $13,197 in 2000 and 2001 to complete construction of these communities.

     The Company owns land for the development of an additional 5,655 apartment homes in Ft. Worth, Houston and Austin, Texas; Indianapolis, Indiana; Kansas City, Kansas, Atlanta, Georgia and Chicago, Illinois. The Company has earnest money deposits of $5,070 for eight land parcels anticipated to be acquired in 2000 or 2001 for development.

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

REHAB EXPENDITURES

     In September 1998, AMLI initiated its first community rehab since its initial public offering. Rehab is a capital improvement program involving significant repairs, replacements and improvements at an aggregate cost of at least the greater of $3 per apartment home or 5% of the value of the entire apartment community. All costs (except costs to routinely paint the interiors of units at turnover) associated with a rehab will be capitalized and depreciated over their policy lives.

     AMLI's larger properties were built in phases, and the rehabs of these larger properties are being done in phases. AMLI has no current plans to proceed with the rehab of additional phases.

     At September 30, 2000, four communities were under rehab and have incurred costs (primarily in 1999 and 2000) as follows:

        AMLI:
          at Riverbend                 $ 5,678
          at Spring Creek                3,011
          at North Dallas                2,842
          at Valley Ranch                1,361
                                       -------
                                       $12,892
                                       =======

     The Company anticipates incurring approximately $3,200 (primarily during the fourth quarter) to complete the first phases currently under rehab.


INFLATION

     Virtually all apartment leases at the wholly-owned communities and co-investment communities are for six or twelve months' duration. This enables the Company to pass along inflationary increases in its operating expenses on a timely basis. Because the Company's property operating expenses (exclusive of depreciation and amortization) average approximately 38.6% of rental and other property revenue, increased inflation typically results in comparable increases in income before interest and general and administrative expenses, so long as rental market conditions allow increases in rental rates while maintaining stable occupancy.

     An increase in general price levels may immediately precede, or accompany, an increase in interest rates. The Company's exposure (including the Company's proportionate share of its co-investment partnerships' expense) to rising interest rates is mitigated by the existing debt level of approximately 40% of the Company's total market capitalization at September 30, 2000 (48% including the Company's share of co-investment partnerships' debt), the high percentage of intermediate term fixed rate debt (42% of total debt), and the use of interest rate swaps to effectively fix the interest rate on $75 million of floating rate debt through May 2001, $20 million through November 2002, $30 million through February 2003, $15 million through September 2004 and $10 million through October 2004 (37.6% of total debt). As a result, for the foreseeable future, increases in interest expense resulting from increasing inflation are anticipated to be less than future increases in income before interest and general and administrative expenses.


OTHER MATTERS

     Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," as clarified by Statement of Financial Accounting Standards No. 138 on the same subject, became effective for all fiscal quarters for fiscal years beginning after June 15, 2000. Among other things, the new statement requires that the values of the derivative contracts be included as assets or liabilities in the balance sheet, that changes in the values of these contracts be included in comprehensive income, and that any portion of such change in values which is not an effective hedge be included in net income. Statement No. 133 is not expected to have a material impact on the Company's financial statements.

     "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB No. 25, became effective July 1, 2000 and is not currently expected to have a material impact on the Company's financial statements. The Service Companies recorded a pre-tax charge against earnings of $42,000 for the three months ended September 30, 2000 as a result of implementing this statement.


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As disclosed in ITEM 2, the Company has in 2000 been limited in its ability to raise rents and increase occupancies at many of its wholly-owned properties because of relative weak demand (in Dallas, Indianapolis and Kansas City in particular) and because of the rehabs in process at its three largest properties. With the conclusion of the rehab program early in 2001, the Company anticipates bringing occupancies of its rehab properties back up to a more normal level. The Company is of the opinion that an existing slow down in the rate of new construction in Dallas, Indianapolis and Kansas City will soon permit the Company to again raise rents at least at the rate of inflation.

     Since December 31, 1999, there have been no significant changes in the Company's exposure to interest rate changes or other market risks.

                                                  OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Company's Wholly-Owned
Communities and Co-Investment Communities:
                                                             2000                      1999
LOCATION/COMMUNITY           COMPANY'S   NUMBER   ----------------------------------------------------
------------------          PERCENTAGE     OF        AT    AT     AT     AT    AT     AT    AT     AT
WHOLLY-OWNED COMMUNITIES     OWNERSHIP    UNITS    12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
------------------------    ----------   -------   ----- -----  ----- ------ -----  ----------- ------
DALLAS/FT. WORTH, TEXAS
 AMLI:
   at AutumnChase . . . . . .              690             93%    91%    88%   92%    91%   91%    91%
   at Bent Tree . . . . . . .              300             91%    97%    95%   92%    92%   93%    93%
   at Bishop's Gate . . . . .              266             93%    92%    91%   93%    96%   93%    94%
   at Chase Oaks. . . . . . .              250             94%    93%    95%   97%    93%   92%    92%
   at Gleneagles. . . . . . .              590             95%    95%    92%   94%    95%   95%    94%
   on the Green . . . . . . .              424             92%    97%    95%   94%    95%   94%    93%
   at Nantucket . . . . . . .              312             95%    97%    94%   97%    95%   95%    94%
   of North Dallas. . . . . .            1,032             93%    90%    90%   90%    91%   90%    92%
   on Rosemeade . . . . . . .              236             95%    95%    96%   95%    97%   95%    95%
   at Valley Ranch. . . . . .              460             97%    95%    97%   95%    96%   96%    91%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         4,560             94%    93%    92%   93%    93%   93%    93%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
AUSTIN, TEXAS
 AMLI:
   at the Arboretum . . . . .              231             98%    94%    95%   96%    91%   96%    97%
   in Great Hills . . . . . .              344             95%    97%    97%   97%    94%   97%    93%
   at Lantana Ridge . . . . .              354             97%    93%    94%   94%    97%   92%    92%
   at Martha's Vineyard . . .              360             94%    97%    98%   96%    96%   98%    96%
   at StoneHollow . . . . . .              606             97%    97%    98%   N/A    N/A   N/A    N/A
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,895             96%    96%    97%   96%    95%   96%    94%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
ATLANTA, GEORGIA
 AMLI:
  at Clairmont. . . . . . . .              288             93%    96%    97%   96%    96%   95%    94%
                                                                                          lease  lease
  at Killian Creek. . . . . .              256             95%    96%    97%   98%    96%   up     up
  at Park Creek . . . . . . .              200             95%    91%    95%   88%    90%   95%    88%
  at Peachtree City . . . . .              N/A             N/A    N/A    94%   94%    93%   97%    94%
  at Sope Creek . . . . . . .              N/A             N/A    N/A    N/A   96%    95%   92%    93%
  on Spring Creek . . . . . .            1,180             90%    92%    90%   92%    93%   91%    91%
  at Vinings. . . . . . . . .              360             96%    95%    89%   94%    92%   96%    96%
  at West Paces . . . . . . .              337             90%    95%    92%   91%    94%   95%    94%
  at Towne Creek. . . . . . .              150             93%    93%    93%   N/A    N/A   N/A    N/A
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         2,771             92%    93%    92%   94%    94%   93%    93%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----




                                                             2000                      1999
                             COMPANY'S   NUMBER   ----------------------------------------------------
                            PERCENTAGE     OF        AT    AT     AT     AT    AT     AT    AT     AT
LOCATION/COMMUNITY           OWNERSHIP    UNITS    12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
------------------          ----------   -------   ----- -----  ----- ------ -----  ----------- ------
EASTERN KANSAS
 AMLI:
   at Alvamar . . . . . . . .              152             92%    92%    86%   86%    99%   95%    93%
   at Centennial Park . . . .              170             81%    89%    84%   85%    92%   94%    89%
   at Crown Colony. . . . . .              N/A             N/A    N/A    N/A   N/A    87%   92%    91%
   at Lexington Farms . . . .              404             87%    90%    91%   84%    89%   94%    91%
   at Regents Center. . . . .              424             87%    89%    92%   89%    94%   97%    97%
   at Sherwood. . . . . . . .              N/A             N/A    N/A    N/A   N/A    93%   92%    91%
   at Town Center . . . . . .              156             87%    87%    83%   83%    88%   92%    96%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,306             87%    89%    89%   86%    92%   94%    93%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
INDIANAPOLIS, INDIANA
 AMLI:
   at Conner Farms. . . . . .              300             93%    94%    94%   95%    94%   95%    96%
   at Eagle Creek . . . . . .              240             93%    93%    94%   91%    91%   91%    94%
   at Riverbend . . . . . . .              996             89%    84%    79%   77%    79%   91%    87%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,536             90%    87%    84%   83%    84%   92%    90%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
CHICAGO, ILLINOIS
 AMLI:
   at Park Sheridan . . . . .              N/A             N/A    N/A    N/A   N/A    96%   96%    93%
   at Poplar Creek. . . . . .              196             96%    93%    99%   92%    93%   96%    90%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                           196             96%    93%    99%   92%    94%   96%    92%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                        12,264           92.5%  92.5%  91.7% 91.5%  92.2% 93.3%  92.4%
                                        ======     ===== =====  =====  ===== =====  ===== =====  =====
CO-INVESTMENT COMMUNITIES:
--------------------------
ATLANTA, GA
 AMLI:
   at Barrett Lakes . . . . .   35%        446             96%    95%    96%   95%    95%   94%    94%
                                                                                    lease lease  lease
   at Northwinds. . . . . . .   35%        800             94%    96%    96%   93%    up    up     up
   at Pleasant Hill . . . . .   N/A        N/A             N/A    97%    97%   98%    95%   93%    90%
   at River Park. . . . . . .   40%        222             98%    98%    93%   96%    95%   95%    93%
   at Towne Creek . . . . . .   N/A        N/A             N/A    N/A    N/A   95%    96%   96%    86%
   at Willeo Creek. . . . . .   30%        242             96%    92%    95%   93%    96%   99%    91%
   at Windward Park . . . . .   45%        328             93%    93%    93%   95%    95%   N/A    N/A
   at Peachtree City. . . . .   20%        312             96%    92%    N/A   N/A    N/A   N/A    N/A
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         2,350             95%    95%    95%   95%    95%   95%    91%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----




                                                             2000                      1999
                             COMPANY'S   NUMBER   ----------------------------------------------------
                            PERCENTAGE     OF        AT    AT     AT     AT    AT     AT    AT     AT
LOCATION/COMMUNITY           OWNERSHIP    UNITS    12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
------------------          ----------   -------   ----- -----  ----- ------ -----  ----------- ------
CHICAGO, IL
 AMLI:
   at Chevy Chase . . . . . .   33%        592             97%    95%    97%   92%    96%   97%    96%
   at Danada Farms. . . . . .   10%        600             95%    95%    93%   96%    93%   94%    96%
   at Fox Valley. . . . . . .   25%        272             95%    97%    92%   91%    88%   92%    94%
   at Prairie Court . . . . .   N/A        N/A             N/A    N/A    N/A   N/A    N/A   97%    95%
   at Willowbrook . . . . . .   40%        488             95%    96%    90%   90%    91%   96%    95%
   at Windbrooke. . . . . . .   15%        236             98%    95%    98%   99%    98%   97%    99%
                                                                       lease lease  lease lease  lease
   at Oakhurst North. . . . .   25%        464             91%    94%    up    up     up    up     up
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                         2,652             95%    95%    94%   93%    93%   96%    96%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
INDIANAPOLIS, IN
 AMLI:
   on Spring Mill . . . . . .  20%                                     lease lease  lease lease
                           residual        400             85%    91%    up    up     up    up     N/A
                                                                lease  lease lease  lease lease
   at Lake Clearwater . . . .  25%         216             96%    up     up    up     up    up     N/A
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                           616             89%    91%     0%    0%     0%    0%     0%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
EASTERN KANSAS
 AMLI:
   at Regents Crest . . . . .   25%        368             86%    87%    86%   87%    92%   93%    93%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
DALLAS, TX
 AMLI:                                                                              lease lease  lease
   at Deerfield . . . . . . .   25%        240             92%    82%    93%   98%    up    up     up
   at Fossil Creek. . . . . .   25%        384             92%    97%    94%   95%    95%   96%    91%
   at Oak Bend. . . . . . . .   40%        426             94%    92%    90%   93%    N/A   N/A    N/A
   on the Parkway . . . . . .   25%        240             92%    94%    95%   93%    89%   92%    95%
   at Prestonwood Hills . . .   45%        272             95%    92%    93%   92%    93%   N/A    N/A
   on Timberglen. . . . . . .   40%        260             96%    96%    94%   94%    97%   95%    92%
   at Verandah. . . . . . . .   35%        538             93%    95%    95%   97%    95%   93%    95%
   on Frankford . . . . . . .   45%        582             94%    90%    N/A   N/A    N/A   N/A    N/A
   at Breckinridge Point. . .   45%        440             91%    N/A    N/A   N/A    N/A   N/A    N/A
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                         3,382             93%    92%    93%   95%    94%   94%    94%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----





                                                             2000                      1999
                             COMPANY'S   NUMBER   ----------------------------------------------------
                            PERCENTAGE     OF        AT    AT     AT     AT    AT     AT    AT     AT
LOCATION/COMMUNITY           OWNERSHIP    UNITS    12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
------------------          ----------   -------   ----- -----  ----- ------ -----  ----------- ------

AUSTIN, TX
 AMLI:
   at Park Place. . . . . . .   N/A        N/A             N/A    N/A    N/A   N/A    95%   96%    96%
                                                                                                 lease
   at Wells Branch. . . . . .   25%        576             94%    93%    94%   92%    93%   89%    up
   at Scofield Ridge. . . . .   45%        487             93%    N/A    N/A   N/A    N/A   N/A    N/A
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,063             93%    93%    94%   92%    94%   92%    96%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
HOUSTON, TX
 AMLI:
   at Champions Centre. . . .   15%        192             94%    93%    94%   93%    93%   92%    92%
   at Champions Park. . . . .   15%        246             87%    93%    96%   94%    91%   95%    85%
   at Greenwood Forest. . . .   15%        316             92%    96%    94%   95%    92%   96%    93%
   Midtown. . . . . . . . . .   45%        419             97%    96%    94%   N/A    N/A   N/A    N/A
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,173             93%    95%    94%   94%    92%   94%    90%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
Total Co-Investment
  Communities . . . . . . . .           11,604           93.5%  93.8%  93.9% 93.8%  93.8% 94.4%  93.6%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

TOTAL . . . . . . . . . . . .           23,868           93.0%  93.1%  92.6% 92.4%  92.8% 93.7%  92.8%
                                       =======     ===== =====  =====  ===== =====  ===== =====  =====




PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K have been filed during the quarter ended
September 30, 2000. The Exhibits filed as part of this report are listed below.

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

                            AMLI RESIDENTIAL PROPERTIES TRUST



Date:  November 13, 2000    By:   /s/ CHARLES C. KRAFT
                                  -----------------------------------
                                  Charles C. Kraft
                                  Principal Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Date:  November 13, 2000    By:   /s/ GREGORY T. MUTZ
                                  -----------------------------------
                                  Gregory T. Mutz
                                  Chairman of the Board of Trustees




Date:  November 13, 2000    By:   /s/ ALLAN J. SWEET
                                  -----------------------------------
                                  Allan J. Sweet
                                  President and Trustee




Date:  November 13, 2000    By:   /s/ ROBERT J. CHAPMAN
                                  -----------------------------------
                                  Robert J. Chapman
                                  Principal Financial Officer




Date:  November 13, 2000    By:   /s/ CHARLES C. KRAFT
                                  -----------------------------------
                                  Charles C. Kraft
                                  Principal Accounting Officer