Form 10-K405
period 2000-12-31
AMLI RESIDENTIAL PROPERTIES TRUST
filed 2001-03-16
CIK 914724

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.   20549

                               FORM 10-K

           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the fiscal year ended
December 31, 2000                 Commission File Number 1-12784


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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $351,661,446 based on the closing price ($21.80) on the New York Stock Exchange on February 28, 2001.

The number of the Registrant's Common Shares of Beneficial Interest, $.01 par value, outstanding as of December 31, 2000 was 17,849,504.


                  Documents Incorporated By Reference

Portions of the Proxy Statement for the annual shareholders' meeting to be held on April 30, 2001 are incorporated by reference into Part III.

                           TABLE OF CONTENTS



                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Communities. . . . . . . . . . . . . . . . .  20

Item 3.      Legal Proceedings. . . . . . . . . . . . . .  32

Item 4.      Submission of Matters to a Vote
             of Security Holders. . . . . . . . . . . . .  32


PART II

Item 5.      Market for the Registrant's Common Equity
             and Related Shareholder Matters. . . . . . .  33

Item 6.      Selected Financial Data. . . . . . . . . . .  35

Item 7.      Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations. . . . . . . . . .  37

Item 7A.     Quantitative and Qualitative Disclosures
             About Market Risk. . . . . . . . . . . . . .  50

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  52

Item 9.      Changes in and Disagreements
             with Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . . 108


PART III

Item 10.     Trustees and Executive Officers
             of the Registrant. . . . . . . . . . . . . . 108

Item 11.     Executive Compensation . . . . . . . . . . . 108

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . . 108

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . . 108


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . . 109


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . 113

                                PART I

ITEM 1.  BUSINESS

THE COMPANY

     AMLI Residential Properties Trust ("AMLI" or the "Company") is a self-administered and self-managed real estate investment trust (a "REIT") engaged in the development, acquisition and management of upscale, institutional quality multifamily apartment communities in eight major metropolitan markets in the Southeast, Southwest, Midwest and Mountain regions of the United States. Founded in 1980, AMLI became a publicly traded company through an initial public offering ("Initial Offering") in February 1994.

     As part of its core strategy, AMLI differentiates itself through an internal growth strategy focused on branding its product and services, an external growth strategy balanced between both development and acquisition, targeted geographic diversification in four regions and eight core cities, and accessing capital from both the public and private markets, including private equity from co-investment relationships with institutional partners.

     As of December 31, 2000, AMLI owned directly or had interests in 75 multifamily apartment communities (the "Communities") comprised of 28,992 apartment homes. Sixty-seven of these Communities, totalling 26,147 apartment homes, were stabilized as of December 31, 2000. An additional seven Communities and one additional phase to an existing Community were under development or in lease-up at that date. When completed, these development communities will total 2,845 apartment homes. In addition, the Company owns land for the future development of ten additional communities and four additional phases to existing communities which, based upon current development plans, would total approximately 5,600 apartment homes.

Of this total, the Company anticipates that approximately 2,700 apartment homes will be developed over a long-term development plan.

     AMLI is the sole general partner of, and owns a majority of the partnership interests in, Amli Residential Properties, L.P., a Delaware limited partnership (the "Operating Partnership") through which it owns its interests in the Communities. As of December 31, 2000, the Company owned 87% of the outstanding partnership interests ("OP Units") in the Operating Partnership. OP Units are convertible into common shares on a one-for-one basis. The Company conducts all its business through the Operating Partnership and its subsidiaries and affiliates.

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

     DEVELOPMENT EXPERTISE. AMLI has extensive experience in the development of upscale multifamily communities. The Company applies a long-term ownership perspective to the development process, utilizing high-quality building materials, and designs communities which satisfy the current needs of residents and anticipate their future needs. The Company believes that over time these communities will realize total returns on invested capital equal to or greater than national averages for multifamily properties due to higher expected annual growth in cash flows, reduced on-going maintenance costs and capital expenditures, and higher relative levels of residual values.

     ACQUISITION EXPERTISE. AMLI acquires institutional quality multifamily communities, with focus on newer properties, having high-quality construction, amenities, location and market position. AMLI acquires assets at times when it believes capitalization rates are attractive and enhanced performance from the target communities is possible, through the potential for application of the Company's management expertise. AMLI currently operates in eight markets, but will consider acquisition opportunities in new markets depending on the market, product type, perceived risks and portfolio objectives.

     INSTITUTIONAL CO-INVESTMENTS. AMLI acquires and develops multifamily communities in co-investment joint ventures with partners, primarily institutional investors such as insurance companies, endowments, foundations, and public and corporate pension funds. The Company believes that co-investment partnerships create an opportunity to leverage the Company's acquisition, development and management expertise and generate higher returns on its invested equity capital. Since its Initial Offering, and through December 31, 2000, AMLI has formed 46 such co-investment joint ventures with thirteen investors, eleven of which are institutional investors, representing total acquisition and development costs of approximately $1,294.4 million, of which $88.5 million are the estimated completion costs of communities under construction at eight locations at December 31, 2000. Through December 31, 2000, two communities owned by two co-investment partnerships have been sold which reduced total investment in co-investment properties to $1,246.3. The Company's invested capital in the remaining 44 joint ventures totals approximately $209.9 million. Substantially all of AMLI's remaining capital commitment to joint ventures, which is not yet funded at December 31, 2000, of approximately $19 million will be funded during the year 2001. In connection with co-investment partnerships, the Company has established strategic alliances with Stichting Bedrijfspensioenfonds voor de Metaal en Technische Bedrijfstakken ("BPMT"), Prudential Insurance Company of America, Western and Southern Life Insurance Company, Allstate Insurance Company, Erie Insurance Group, The New York Common Retirement Fund, The Northwestern Mutual Life Insurance Company, Endowment Realty Investors, The Rockefeller Foundation, and investors represented by Nomura Securities and others. The Company formed ten new co-investment partnerships with five of these institutional investors during 2000.

     AMLI <registered trademark> BRAND. All of the Communities are operated by the Company under the AMLI <registered trademark> brand name. AMLI believes promoting its brand name creates an awareness in the marketplace of high quality rental living, exceptional customer service and superior value for both current and prospective residents. To maximize the effectiveness of the AMLI <registered trademark> brand name, the Company has a wide range of programs and practices to maintain uniformly high quality service and consistent apartment quality at all of the Communities.

RECENT DEVELOPMENTS

     The Company has expanded its portfolio of Communities through the acquisition, development and selective expansion of its apartment communities. In addition, by selectively selling older communities and buying new communities, the average age of the Company's properties has been lowered to 6.2 years as of December 31, 2000 from approximately 8 years as of December 31, 1999.

     On January 29, 2001, the Company acquired AMLI at Gateway Park, a 328-unit apartment community located in Denver, Colorado, for the purchase price of $33.1 million. This acquisition was funded from proceeds of the December 2000 disposition of AMLI at the Arboretum, thus completing a tax deferred third party exchange for Federal income tax purposes, the issuance of 86,494 OP Units valued at $22.50 per unit and additional amounts borrowed under the Company's line of credit. AMLI at Gateway Park contains 293,896 rentable square feet in 22 three-story buildings constructed in 1999 on a 21-acre site.

     On February 1, 2001, the Company, through a co-investment partnership, acquired AMLI at Osprey Lake, a 483-unit apartment community located in Gurnee, Illinois, for the purchase price of $52 million. Concurrent with the closing of the acquisition, the Company contributed $5.8 million in cash and issued 333,610 OP Units that were valued at $22.71 per unit, and the co-investors contributed $6 million for a total contribution of $19.4 million. The New York State Teachers Retirement System provided permanent loan financing for this acquisition. The interest rate is 7.02% with a term of ten years amortizable over a 30-year period. AMLI at Osprey Lake is set on 87 acres and contains 682,942 rentable square feet in 22 three- and four-story buildings that were built in two phases in 1997 and 1999. The Company owns a 68.8% interest in this partnership.

     On December 21, 2000, AMLI completed the sale of a 360-unit apartment community located in Austin, Texas, AMLI at Martha's Vineyard, for cash of $20.6 million. On December 28, 2000, AMLI used the net proceeds from the sale to acquire AMLI at Western Ridge, a 318-unit residential community, which completed a tax deferred exchange.

DEVELOPMENT

     At the time of the Initial Offering in 1994, the Company and its predecessors had not begun the development of a new multifamily community for five years. Since that time, the development pipeline has grown steadily and extensively. Approximately 81% of the 10,841 apartment homes developed or under development by the Company have been built with a co-investment partner and the other 19% have been developed or are under development solely for the Company.

     Since 1994, the Company has developed apartment homes in seven of its eight markets. As of December 31, 2000, most of the Company's development activities have been in Atlanta (42%) followed by Dallas (17%), Kansas (15%), Chicago (10%), Austin (9%), Indianapolis (4%) and Houston (3%). In 2001, the Company anticipates developing additional apartment homes in four of its markets, namely Chicago, Atlanta, Indianapolis and Austin.

     The Company believes that the operating prospects for the development communities remain favorable based on current economic and other conditions existing in the areas in which the Company's development activities are focused. As with any development project, there are uncertainties and risks. While the Company has prepared development budgets and has estimated completion and stabilization target dates for each of the development communities based on what it believes are reasonable assumptions, there can be no assurance that actual costs will not exceed current budgets or that the Company will not experience construction delays due to the unavailability of building materials, weather conditions or other events beyond the Company's control. Similarly, adverse market conditions at the time that the development communities become available for leasing could affect the rental rates that may be charged and the period necessary to achieve stabilization at the development communities, which could have a material adverse effect on the financial condition of the affected development communities.

CO-INVESTMENT DEVELOPMENT

     During 2000, the Company formed four new co-investment partnerships for the development of new communities at four locations, which when completed will contain 1,385 apartment homes. Prudential Insurance Company of America, The New York Common Retirement Fund and The Northwestern Mutual Life Insurance Company are the venture partners that co-invested with AMLI in 2000. Eight properties currently under construction or in lease-up in co-investment partnerships will contain 2,845 apartment homes. The Company's ownership interests in these co-investment partnerships ranges from 20% to 40%. The anticipated costs of the co-investment development communities total $208.6 million of which AMLI has a remaining capital commitment of $19 million and the co-investors have a remaining capital commitment of $54.6 million. The construction of two co-investment communities is being funded in part by construction loans from unaffiliated third parties in the respective amounts of $19.2 million and $19.0 million.

These loans are expected to be refinanced in 2001 with permanent first mortgage financing from third-party lenders.

     The table below summarizes as of December 31, 2000, information related to the Company's co-investment development communities.



                          COMPANY CO-INVESTMENT DEVELOPMENT OR LEASE UP COMMUNITIES
                          --------------------------------------------------------
                                                                                    Amount
Co-investment Company                    No.               Projected Anticipated   Expended    Co-invest-
Development Percentage                   of   Completion   CompletionDevelopment    through      ment
Communities  Ownership  Location        Units Percentage     Date        Cost      12/31/00     Partner
----------- ----------  --------------------- ----------   ---------------------  ----------   ----------
                                                                         (in         (in
                                                                      thousands)  thousands)
AMLI:

 at Castle Creek 40%    Indianapolis, IN  276      96%     June  2000   $ 20,700      20,347   ERI Castle
                                                                                               Creek, Inc.
 at Park Bridge  25%    Alpharetta, GA    352      84%     Mar.  2001     24,600      23,836   The N.Y.
                                                                                               Common
                                                                                               Retirement
                                                                                               Fund
 at Summit Ridge 25%    Lee's Summit, MO  432      95%     Mar.  2001     29,300      27,714   Western and
                                                                                               Southern Life
                                                                                               Insurance
                                                                                               Company
 at Mill Creek   25%    Gwinnett County,
                        GA                400      67%     Sept. 2001     27,100      18,286   Northwestern
                                                                                               Mutual Life
 at King's Harbor25%    Houston, TX       300      52%     Aug.  2001     19,800      12,211   The N.Y.
                                                                                               Common
                                                                                               Retirement
                                                                                               Fund
 at Peachtree
  City II        20%    Peachtree City, GA216      24%     Dec.  2001     20,200       5,232   Prudential
                                                                                               Insurance of
                                                                                               America
 at Cambridge
  Square         30%    Overland Park, KS 408      20%     May   2002     32,200       6,544   Northwestern
                                                                                               Mutual Life
 at Milton Park  25%    Alpharetta, GA    461       0%     Sept. 2002     34,700       5,889   Northwestern
                                                                                               Mutual life
                                       ------                           --------    --------
    Total                               2,845                           $208,600     120,059
                                       ======                           ========    ========

ACQUISITIONS

     During 2000, the Company formed six co-investment partnerships for the acquisition of stabilized communities in six locations, and another community which the Company sold to a 20% owned co-investment partnership, which is developing a second phase to this community. BPMT, Erie Life Insurance Companies and Prudential Insurance Company of America are the venture partners that co-invested with AMLI in 2000. The Company's percentage ownership in these co-investment partnerships ranges from 20% to 50%. The table below summarizes the Company's acquisition activities during 2000.

                                       COMPANY ACQUISITION ACTIVITIES
                                       ------------------------------

Communities       Location           Units         Date            Cost            Loan            Rate
----------------  --------          -------     -----------     -----------     ----------      ----------
Wholly-owned:

AMLI:
 at StoneHollow
  (1)             Austin, TX            606          2/3/00        $36,806          --              --
 at Towne Creek
  (1)(2)          Gainesville, GA       150          2/8/00          6,617          --              --
 at Western
  Ridge (1)       Houston, TX           318        12/28/00         20,000          --              --
                                     ------                        -------       --------
Total
 Wholly-Owned
 Communities                          1,074                         63,423          --
                                     ------                        -------       --------

Co-investments:

AMLI:
 Midtown          Houston, TX          419          1/13/00         33,250         21,945           7.52%
 on Frankford     Dallas, TX           582          6/27/00         38,819         25,710           8.25%
 at Peachtree
  City I (3)      Fayette County,
                  GA                   312          6/29/00         28,630          --              --
 at Scofield RidgeAustin, TX           487          8/15/00         37,300         24,618           7.70%
 at Breckinridge
  Point           Richardson, TX       440          9/11/00         33,500         22,110           7.57%
 at Lowry Estates Denver, CO           414         12/19/00         51,200         33,900           7.12%
 at Towne Square  Houston, TX          380         12/28/00         32,500         21,450           7.60%
                                    ------                         -------         ------
Total co-investment
 communities                         3,034                         255,199        149,733
                                    ------                         -------         ------
Total communities                    4,108                        $318,622        149,733
                                    ======                        ========        =======

(1)  These acquisitions completed a tax deferred third party exchange for Federal income tax purposes.
(2)  The Company acquired the 99% interest in the community that it did not already own.
(3)  The Company sold an 80% interest in this property.


FINANCING

     In November 2000, the Company extended the maturity of its unsecured line of credit provided by a group of eight banks to November 2003 with a one-year renewal option. In addition, AMLI Management Company and AMLI Residential Construction, LLC were added as borrowers under the line of credit and have borrowed a total of $27 million at December 31, 2000. The Company's remaining availability on its $250 million line of credit was $58 million at December 31, 2000. The borrowings of these Service Company (as defined below) affiliates are guaranteed by the Company. The Company has obtained a commitment from a lender for $140 million in ten-year 6.56% fixed-rate financing, which will be secured by first mortgages on seven of the Company's currently unencumbered wholly-owned communities. The closing of this financing is anticipated to occur in April or May 2001. The Company intends to pay down its unsecured line of credit from the proceeds of this loan and concurrently reduce its line of credit to approximately $200 million.

THE OPERATING PARTNERSHIP

     The Company carries on its business through the Operating Partnership and its affiliates, AMLI Management Company ("AMC"), AMLI Residential Construction, LLC ("Amrescon") and AMLI Institutional Advisors, Inc. ("AIA") (collectively the "Service Companies"). The Company is the sole general partner of the Operating Partnership, through which it owns the Communities, interests in co-investment Communities and interests in the Service Companies. At December 31, 2000, the Company owned an 87% partnership interest in the Operating Partnership of which 14.2% represents preferred units. Amli Realty Co. and its affiliates ("ARC") owned a 7.0% interest in the Operating Partnership and certain other third-party investors owned the remaining 6.0% partnership interest. The Company's interest in the Operating Partnership entitles it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to the Company's percentage ownership (apart from tax allocations of profits and losses to take into account pre-contribution property appreciation). In connection with each offering of shares by the Company, the net proceeds from the issuance of any such shares are contributed to the Operating Partnership in exchange for a corresponding number of OP Units. The Company holds one OP Unit in the Operating Partnership for each common share and each preferred share that it has issued. The Operating Partnership, from time to time, has issued OP Units for the acquisition of apartment communities and land parcels for development. The OP Units are convertible into common shares on a one-for-one basis.

     As the general partner of the Operating Partnership, the Company has the exclusive power under the partnership agreement of the Operating Partnership to manage and conduct the business of the Operating Partnership. The Board of Trustees of the Company manages the affairs of the Company by directing the affairs of the Operating Partnership. The Operating Partnership will terminate in the year 2093 unless terminated earlier in connection with, among other things, a merger or a sale of all or substantially all of the assets of the Operating Partnership or upon a vote of the partners.

THE SERVICE COMPANIES

     The property management, institutional advisory and construction management aspects of the Company's business are conducted through AMC, AIA and Amrescon, respectively, because, among other things, the third-party income from their respective businesses might jeopardize the Company's REIT status under Sections 856 through 860 of the Code if such operations were carried on directly by the Operating Partnership. Following enactment of new legislation passed to broaden a REIT's ability to provide additional services to its residents, AMLI Management Company has elected to become a taxable REIT subsidiary as of January 1, 2001. During February 2000, AMLI Management Company acquired AMLI Residential Construction, Inc. As of March 2000, the construction and landscaping operations previously carried out by AMLI Residential Construction, Inc. are now carried out by AMLI Management Company through its wholly-owned subsidiary, AMLI Residential Construction, LLC.

     The Operating Partnership holds 100% of the non-voting preferred stock of each of AMC and AIA and also holds a subordinated note of AMC. The AMC non-voting preferred stock is entitled to dividends equal to 95% of all distributions of AMC and AIA. ARC holds 95% of the voting common stock of each of AMC and AIA which, in each case, is generally entitled to dividends equal to 4.75% of all distributions. The remaining 5% of the voting common stock of each of the AMC and AIA, entitled to .25% of all distributions, is owned by the Operating Partnership. The charter of each of AMC and AIA requires the quarterly distribution as dividends of the "net operating cash flow" (as defined in each such charter) of each of AMC and AIA, if there are funds legally available for dividends. That provision may not be changed without the consent of the Operating Partnership. Accordingly, the Operating Partnership is entitled to receive substantially all of the available net cash flow from each of AMC and AIA through ownership of the preferred stock thereof and the subordinated notes, and thereby enjoys substantially all of the economic benefit of the businesses carried on by such companies.

     According to the charter of each of AMC and AIA, a majority of the members of the board of directors of each of AMC and AIA must be individuals who are not officers, directors or employees of ARC, and all contracts for services between AMC or AIA and ARC must be approved by a majority of the unaffiliated directors of AMC or AIA, as the case may be. Ownership of 95% of the voting common stock will enable ARC to control the election of the board of directors (including the unaffiliated directors) of AMC and AIA. The holders of a majority of the non-voting preferred stock of each of AMC and AIA are entitled to an approval right with respect to certain fundamental corporate actions, including the issuance of any additional shares of preferred stock or other senior securities, or a sale, lease or exchange of all or substantially all of the assets of, or the merger, consolidation or dissolution of, AMC or AIA, as the case may be.
In addition, the Company has a right of first refusal (which may be assigned to a third party with the consent of ARC, such consent not to be unreasonably withheld) to acquire on its own behalf or on behalf of any controlled affiliate, the common stock of each of AMC and AIA, subject to the consent of third-party clients and to applicable law. Such right of first refusal may only be exercised to the extent that the ownership of such common stock or assets would not disqualify the Company as a REIT.

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

THE BUSINESS OF AMRESCON

     Amrescon, a wholly-owned subsidiary of AMC, provides general contracting, construction management and landscaping services to the Company and its managed ventures. Amrescon is based in Atlanta, has regional offices in Chicago, Dallas, Indianapolis and Kansas City, and is engaged exclusively in the design, development, construction and landscaping of upscale multifamily properties on behalf of the Operating Partnership.

LEASES

     AMC uses a standard Company lease modified at each Community to the extent necessary to comply with state and local law or custom. The term of a lease varies with local market conditions; however, six-month and one-year leases are most common. Generally, the leases provide that unless the parties agree in writing to a renewal, the tenancy will convert at the end of the lease term to a month-to-month tenancy, subject to the terms and conditions of the lease, unless either party gives the other at least 30 days prior notice of termination. All leases are terminable by the lessor for nonpayment of rent, violation of property rules and regulations, or other specified defaults.

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

INSURANCE

     The Company believes that each of the Communities is covered by adequate fire, flood and property insurance provided by reputable companies and with commercially reasonable deductibles and limits. The Company maintains comprehensive liability, all-risk property insurance coverage with respect to the Communities and with policy specifications, limits and deductibles customarily carried for similar communities. The Company has obtained title insurance insuring fee title to the Communities in an aggregate amount which the Company believes to be adequate.

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

EMPLOYEES

     The Company, the Operating Partnership and the Service Companies employ a total of approximately 875 persons. AMC employs substantially all of the professional employees that are currently engaged in the residential property management and leasing business on behalf of the Company.

PROPERTY OPERATIONS

     The Company seeks to increase cash flow at the Communities through rent increases while maintaining high occupancy rates and aggressive management of its operating expenses. As of December 31, 2000, the weighted average occupancy rate of the stabilized Communities was 92.4% and the average monthly rental rate per apartment home was $835, or $0.90 per square foot. The Company owns multifamily communities with service, lifestyle and physical amenities that residents value and that support higher rental rates. Typical services that are provided at the Communities, which are customary for similar upscale multifamily properties, include pet care or plant watering for out-of-town residents; on-site overnight delivery drop-off boxes; on-site pick-up of dry cleaning or other items; occasional social events for residents designed to provide a sense of community; frequent maintenance programs; and a policy of guaranteeing attention to any maintenance or repair request from a tenant within 48 hours.

     By establishing critical mass in each of its markets, the Company expects to achieve economies of scale in its operations, resulting in reduced operating and administrative expenses without reductions in service. In addition, the relatively low average age of the Communities contributes to reduced operating and maintenance expenses. At December 31, 2000, the average age of the stabilized Communities was approximately 6.2 years. The Company also believes that attention to landscaping and physical appearance contributes to reducing resident turnover and enhances the rental rates and occupancy levels of the Communities.

     Additionally, AMLI has a dedicated team whose function is to evaluate new or enhanced products, features or services that might be incorporated in either the apartment homes or the Communities to produce complementary income from property operations and maximize customer/resident satisfaction within the Communities. Some of the products, features and services, either in existence or being considered, include the construction of carports and garages, secured entry gates, private phone and cable systems, high-speed internet connection services, custom rental insurance, energy efficient lighting programs, water submetering, bulk purchases of utilities and card key systems for laundry facilities.

     DEVELOPMENT ACTIVITIES

     The Company has identified certain sub-markets within its eight identified geographic markets where strong multifamily property demand justifies new construction. The Company currently has developments in progress in Houston, Atlanta, Indianapolis and Kansas City. In addition, the Company owns 344 acres of land in seven of its markets, on which it expects to develop approximately 5,600 apartment homes, including 1,540 units on 58 acres which it expects to co-invest and commence construction during 2001.

     The following table summarizes the Company's development activities for the period from the date of its Initial Offering in February 1994 through December 31, 2000:

                    COMPANY DEVELOPMENT ACTIVITIES

                            No. of
                         Communities
                          Developed           No. of       Estimated
                           or Under          Apartment     Development
Year                    Development (1)       Homes        Budget (2)
----                    ---------------      ---------    ------------

1994. . . . . . . . .            2               734      $ 37,600,000
1995. . . . . . . . .            5             1,280        75,900,000
1996. . . . . . . . .            6             1,672       113,600,000
1997. . . . . . . . .            6             2,336       166,300,000
1998. . . . . . . . .            8             2,086       167,700,000
1999. . . . . . . . .            4             1,348        93,000,000
2000. . . . . . . . .            4             1,385       106,900,000
                               ---            ------      ------------
    Total . . . . . .           35            10,841      $761,000,000
                               ===            ======      ============
--------------------
(1) Represents the number of communities or additional phases for which development was commenced during the applicable year. Of the thirty-five communities developed or under development, twenty-five are owned by co-investment partnerships.

(2) The Company's share of the total estimated development budget is expected to be approximately $304.2 million, of which $265 million has been expended through December 31, 2000. The Company intends to develop eleven land parcels that are currently owned by the Company in partnership with one or more institutional investors.

     ACQUISITION ACTIVITIES

     The Company actively pursues the acquisition of new communities. The Company seeks to acquire, directly or through co-investments, multifamily communities that are available at attractive prices, capable of enhanced performance through application of the Company's management expertise and that are in the Company's target markets. The Company follows a strategy of acquiring (directly or through co-investments) institutional quality apartment communities, which typically have high-quality construction, amenities, location and market position.

     The following table summarizes the Company's acquisition activities for the period from the date of the Initial Offering through December 31, 2000:

                    COMPANY ACQUISITION ACTIVITIES

                              No. of           No. of       Total
                            Communities       Apartment   Acquisition
Year                        Acquired (1)       Homes        Costs (2)
----                        ------------     ----------   ------------
1994. . . . . . . . . . .           8           2,184     $ 99,428,000
1995. . . . . . . . . . .           3             794       51,763,000
1996. . . . . . . . . . .           2           1,080       82,152,000
1997. . . . . . . . . . .          10           3,230      222,050,000
1998 (3). . . . . . . . .           5           1,362       93,860,000
1999 (4). . . . . . . . .           4           1,426       99,860,000
2000 (5) (6). . . . . . .          10           4,108      318,622,000
                                  ---          ------     ------------
    Total . . . . . . . .          42          14,184     $967,735,000
                                  ===          ======     ============
--------------------

(1) Of these acquisitions, nineteen Communities were acquired by the Company directly and twenty-two through co-investment joint ventures. The Company's ownership interest in these co-investment joint ventures ranges from 10% to 50%.

(2)  The Company's share of the total acquisition costs was $533 million.

(3) Includes AMLI on Timberglen, a 260-unit property contributed by the Company to a 40% owned partnership in December 1998.

(4) Includes AMLI on Spring Mill, a 400-unit property, in which AMLI acquired a general partnership interest.

(5) Includes AMLI at Towne Creek, a 150-unit property, in which the Company acquired the 99% interest that it did not already own.

(6) Includes AMLI at Peachtree City I, a 312-unit property, that was sold to a 20% owned co-investment partnership.

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

     While each co-investment is structured individually, in a typical venture the Company (i) acts as the general partner or managing member of the venture; (ii) handles the administration of the venture; (iii) manages the day-to-day operations of the community held by the venture;
(iv) oversees construction and development in the case of a venture with a property under development; and (v) recommends the sale or refinancing of the property. All of AMLI's equity investments are made on a pari passu basis with its co-investment partners and any disputes over major decisions would generally be resolved through the exercise of a buy-sell provision in the partnership agreement. As of December 31, 2000, the Company had established co-investment relationships with thirteen investors.

     Since the Initial Offering, the Company has entered into 46 co-investment ventures for the acquisition or development of multifamily apartment communities. The table below summarizes the co-investment activities of the Company since the Initial Offering:

                   COMPANY CO-INVESTMENT ACTIVITIES

                         No. of                   No. of       Total
              No. of    Apartment   No. of      Apartment      No. of
           Communities    Homes   Communities     Homes       Apartment
Year         Acquired   Acquired  Developed(1) Developed(2)    Homes
----       -----------  --------- ------------ ------------   ---------
1994. . . .       3     1,026(3)          1         502(4)       1,528
1995. . . .       3       794             1         446          1,240
1996. . . .       2     1,080             3         878          1,958
1997. . . .       3     1,506             1         800          2,306
1998. . . .       1       260(5)          8       2,576          2,836
1999. . . .       4     1,426             6       2,178          3,604
2000. . . .       7     3,034(6)          4       1,385          4,419
                 --     -----            --      ------         ------
  Total . .      23     9,126            24       8,765         17,891
                 ==     =====            ==      ======         ======
--------------------

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

(3)  Includes a 588-unit Community that was sold in December 1999.

(4)  This Community was sold in September 2000.

(5) A wholly-owned community that was sold to a 40% owned co-investment partnership.

(6) Includes a wholly-owned 312 apartment home community that was sold to a 20% owned co-investment partnership.

     The table below sets forth the total expected capital outlays for all 46 of these development and acquisition ventures, the Company's expected share of such capital requirements and the one-time and recurring annual fee income that the Company and the Service Companies have received from these 46 joint venture relationships through December 31, 2000:

                         COMPANY CO-INVESTMENT ACTIVITIES SINCE THE INITIAL OFFERING
                                               (in thousands)


                          1994      1995      1996      1997       1998      1999       2000     Total
                        --------  --------  --------  --------   --------  --------  --------  ----------
Total Expected Project
 Cost (1) . . . . . . . $ 71,191  $ 79,682  $146,819  $154,252   $203,179  $270,227  $369,106  $1,294,456
AMLI Expected Equity
 Investment (2) . . . .    7,641     7,548    25,165    15,046     47,328    46,877    67,239     216,844

Transaction fees: (3)
  Acquisition fees. . .      270       219       184       193      --          149       705       1,720
  Development fees. . .    --          206       819     1,451      2,526     2,692     1,904       9,598
  Construction fees . .       17       182       918     1,558      2,432     2,798     3,005      10,910
  Disposition fees. . .    --        --           66     --         --          740       512       1,318
  Debt/Equity placement
    fees. . . . . . . .    --        --        --           88         81        95       327         591
                        --------  --------  --------  --------   --------  --------  --------    --------
                             287       607     1,987     3,290      5,039     6,474     6,453      24,137
                        --------  --------  --------  --------   --------  --------  --------    --------
Recurring fees and
 other interests: (4)
  Asset management
    fees. . . . . . . .      167       541       868       967      1,014     1,071       882       5,510
  Property management
    fees. . . . . . . .      120       408       954     1,694      2,454     3,438     4,956      14,024
  Cash flow preferences    --        --        --           59        195       381     1,090       1,725
                        --------  --------  --------  --------   --------  --------  --------    --------
                             287       949     1,822     2,720      3,663     4,890     6,928      21,259
                        --------  --------  --------  --------   --------  --------  --------    --------
Value Added:
  Promoted interest
    from cash flow. . .    --        --        --           26         33        80       137         276
  Promoted interest
    from sale . . . . .    --        --        --        --         --          554     1,181       1,735
                        --------  --------  --------  --------   --------  --------  --------    --------
                           --        --        --           26         33       634     1,318       2,011
                        --------  --------  --------  --------   --------  --------  --------    --------
       Total. . . . . . $    574  $  1,556  $  3,809  $  6,036   $  8,735  $ 11,998  $ 14,699    $ 47,407
                        ========  ========  ========  ========   ========  ========  ========    ========






--------------------

(1)  Includes $526.3 million which has been or is expected to be debt financed.  Total expected costs are included in the year in which a development project begins or an acquisition closes.

(2)  AMLI's expected equity investments are included in the year in which a development project begins or an acquisition closes.

(3)  The transaction fees are shown net of intercompany eliminations to the extent of the Company's percentage interest in its co-investment joint ventures.  The amounts shown represent the portion of the fees earned in the applicable year.  The transaction fees for 2000 represent amounts earned by the Company for the year ended
December 31, 2000.  Subsequent to December 31, 2000, additional fees of approximately $4,904.9 are anticipated to be earned by the Company and the Service Companies in connection with the completion of eight development communities under construction on behalf of existing co-investment joint ventures.

(4)  Recurring fees are shown before intercompany eliminations.  The Company owns a weighted average 31% interest in the 44 co-investment partnerships at December 31, 2000.  The amounts shown represent the portion of the fees earned in the applicable year.  The recurring fees for 2000 represent amounts earned by the Company for the year ended December 31, 2000.  Recurring fees should increase as additional co-investment Communities under development are completed.


     The Company has received indications of interest from existing co-investment partners and other potential investors and is pursuing other commitments for the acquisition or development of additional co-investment communities. In addition, the Company is continually working to expand the base of its institutional joint venture partners.


HISTORY OF THE AMLI RESIDENTIAL PROPERTY BUSINESS

     The Company was formed in February 1994 to continue and expand the multifamily property business previously conducted by ARC. ARC was founded in 1980 by Gregory T. Mutz and John E. Allen, the Chairman and Vice-Chairman of the Company, respectively. Ronald L. Jensen, Chairman of UICI, served on ARC's Board of Directors from 1980 to 1982. From the date of its inception through the date of the Initial Offering, ARC focused on owning, managing, leasing, acquiring and developing upscale residential apartment communities in the Southwest, Southeast and Midwest areas of the United States. During the period from 1982 to 1989, ARC was actively engaged in both the development and acquisition of multifamily communities. From 1989 through the date of the Initial Offering, ARC exclusively pursued acquisition opportunities due to ARC's belief that this strategy provided a more favorable return relative to the risk taken than did the development of new properties during this period. From the date of the Initial Offering to the present, AMLI has pursued a strategy of selective acquisitions and developments in its target markets. AMLI has recently entered the Denver market and intends to expand its portfolio of properties in the Mountain region of the United States.


     Prior to 1994 all communities shown as wholly-owned were originally acquired as co-investments between ARC and the Original Investors in various property partnerships.  The table below sets forth ARC's and the Company's history of acquiring and developing apartment communities:

                                     COMPANY STABILIZED COMMUNITIES AT DECEMBER 31,
                          -------------------------------------------------------------------------------
                                                                                                    1982-
                                  2000    1999    1998     1997    1996    1995     1994    1993    1992
                               -------- -------  ------   ------  ------  ------   ------  ------  ------
Wholly-owned:
  Units at beginning of year. .  12,515  12,792  11,650    9,824   9,600   9,789    8,207   6,793   --
  Units acquired (2). . . . . .   1,074    --     1,102    1,724     --    --       1,582   1,414   5,150
  Units sold/contributed to
   co-investment. . . . . . . .  (1,598)   (773)   (472)    (350)    --     (421)   --      --      --
  Units developed (1) . . . . .     200     496     512      452     224     232    --      --      1,643
  Total wholly owned units
    at end of year. . . . . . .  12,191  12,515  12,792   11,650   9,824   9,600    9,789   8,207   6,793

Co-investments:
  Units at beginning of year. .   8,936   6,767   5,851    3,677   2,245   1,451      425     425   --
  Units acquired/contributed
    to co-investment. . . . . .   3,034   1,026     260    1,506   1,080     794    1,026   --        150
  Units sold (2). . . . . . . .    (652)   (713)  --        --      (150)  --       --      --      --
  Units developed (1) . . . . .   2,638   1,856     656      668     502   --       --      --        275
  Total co-investment units
    at end of year. . . . . . .  13,956   8,936   6,767    5,851   3,677   2,245    1,451     425     425

      Total stabilized units. .  26,147  21,451  19,559   17,501  13,501  11,845   11,240   8,632   7,218


   (1)  Units included on this line when community reaches stabilization.

   (2)  In 2000 includes 150 units sold to the Company by a co-investment.


ITEM 2.  COMMUNITIES

     STABILIZED COMMUNITIES

     The Communities include 67 stabilized multifamily apartment communities containing 26,147 apartment homes operated under the AMLI [registered trademark] brand name. "Stabilized" refers to a Community having achieved substantial (92-95%) occupancy at the conclusion of an initial lease-up period. Thirty of the stabilized Communities, containing an aggregate of 12,191 apartment homes, are directly owned by the Company (the "Wholly-Owned Communities") and thirty-seven Communities, containing an aggregate of 13,956 apartment homes, are owned through co-investment joint ventures (the "Co-Investment Communities"). The stabilized Communities are located in the markets described in the table below.

                                           Wholly-owned  Co-investment
                               Total        Communities   Communities
                          -------------    ------------  -------------
Location                    No.   Units     No.   Units    No.   Units
--------                   ----   -----    ----   -----   ----   -----

Dallas/Ft. Worth,
  Texas . . . . . . . .      19   8,142      10   4,760      9   3,382
Atlanta, Georgia. . . .      14   5,285       7   2,771      7   2,514
Chicago, Illinois . . .       8   3,248       1     196      7   3,052
Austin, Texas . . . . .       6   2,797       3   1,304      3   1,493
Indianapolis, Indiana .       5   2,152       3   1,536      2     616
Kansas City, Kansas . .       8   2,238       5   1,306      3     932
Houston, Texas. . . . .       6   1,871       1     318      5   1,553
Denver, Colorado. . . .       1     414      --    --        1     414
                            ---  ------     ---  ------    ---  ------
    Total . . . . . . .      67  26,147      30  12,191     37  13,956
                            ===  ======     ===  ======    ===  ======

     As of December 31, 2000, the average age of the stabilized Communities was approximately 6.2 years, the weighted average occupancy rate of the stabilized Communities was 92.4%, and the average monthly rental rate per apartment home was $835.

     DEVELOPMENT COMMUNITIES

     The development Communities, including Communities in lease-up, consist of eight multifamily apartment communities or new phases of existing Communities which upon completion will contain 2,845 apartment homes. All Communities under development at December 31, 2000 are Co-Investment Communities and are further described in the table below.

                                                  Co-investment
                                                   Development
                                                   Communities
                                                ----------------
Location                                           No.     Units
--------                                         -----     -----

Atlanta, Georgia. . . . . . . . . . . . . .          4     1,429
Indianapolis, Indiana . . . . . . . . . . .          1       276
Kansas City, Kansas . . . . . . . . . . . .          2       840
Houston, Texas. . . . . . . . . . . . . . .          1       300
                                                  ----    ------
    Total . . . . . . . . . . . . . . . . .          8     2,845
                                                  ====    ======

     The Wholly-Owned Communities and the Co-Investment Communities are primarily oriented to residents demanding high levels of services and contain numerous tenant amenities, such as business centers, fitness centers, swimming pools, tennis courts, basketball and volleyball courts, miles of jogging trails and nature walks. Most of the apartment units have a patio, porch or sunroom, and many offer one or more additional features such as vaulted ceilings, microwave ovens, Palladian windows, fireplaces and washers and dryers or washer/dryer connections. The Wholly-Owned Communities and Co-Investment Communities that were developed by AMLI have won numerous awards for design, landscaping and architecture.

     The table below summarizes certain information related to the Wholly-Owned Communities and the Co-Investment Communities.

                                                                                        2000
                                                                                      Average       2000
                                                                         Average     Collected    Weighted
                                                 Year      Number       Unit Size       Rent       Average
Wholly-owned Communities      Location         Completed   of Units   (Square Feet)   Per Unit    Occupancy
------------------------      --------         ---------   --------   -------------   --------   ----------
Dallas/Ft. Worth, TX
AMLI:
  at AutumnChase              Carrollton      1987/96/99        690             867    $   734          91%
  at Bent Tree                Dallas            1996/00         500             963        833          94%
  at Bishop's Gate            West Plano         1997           266           1,098      1,006          91%
  at Chase Oaks               Plano              1986           250             775        695          95%
  at Gleneagles               Dallas            1987/97         590             882        718          93%
  on the Green                Ft. Worth         1990/93         424             846        700          94%
  at Nantucket                Dallas             1986           312             712        575          96%
  of North Dallas             Dallas          1985/86 (1)     1,032             879        690          91%
  on Rosemeade                Dallas             1987           236             870        686          94%
  at Valley Ranch             Irving           1985 (1)         460             848        724          96%
                                                             ------          ------     ------        -----
                                                              4,760             876        729          93%
                                                             ------          ------     ------        -----

Austin, TX
AMLI:
  in Great Hills              Austin             1985           344             750        769          96%
  at Lantana Ridge            Austin             1997           354             881        889          95%
  at StoneHollow              Austin             1997           606             866        845          95%
                                                             ------          ------     ------        -----
                                                              1,304             839        837          96%
                                                             ------          ------    -------        -----
Houston, TX
AMLI:
  at Western Ridge            Houston            2000           318             911        846          90%
                                                             ------          ------    -------        -----

Atlanta, GA
AMLI:
  at Clairmont                Atlanta            1988           288             796        831          95%
  at Killian Creek (1)        Snellville         1999           256           1,027        804          98%
  at Park Creek               Gainesville        1998           200             976        781          94%
  at Spring Creek             Dunwoody         1985/86/
                                               87/89 (1)      1,180             916        773          92%
  at Vinings                  Atlanta            1985           360           1,040        838          94%
  at West Paces               Atlanta            1992           337           1,050        944          91%
  at Towne Creek              Gainesville        1989           150             811        638          94%
                                                             ------          ------     ------        -----
                                                              2,771             945        804          93%
                                                             ------          ------     ------        -----




                                                                                        2000
                                                                                      Average       2000
                                                                         Average     Collected    Weighted
                                                 Year      Number       Unit Size       Rent       Average
Wholly-owned Communities      Location         Completed   of Units   (Square Feet)   Per Unit    Occupancy
------------------------      --------         ---------   --------   -------------   --------   ----------

Kansas City, KS
AMLI:
  at Alvamar                  Lawrence           1989           152             828        709          91%
  at Centennial Park          Overland Park      1998           170           1,205        965          88%
  at Lexington Farms          Overland Park      1998           404             972        804          89%
  at Regents Center           Overland Park   1991/95/97        424             940        774          90%
  at Town Center              Overland Park      1997           156           1,134        955          85%
                                                             ------          ------     ------        -----
                                                              1,306             995        822          89%
                                                             ------          ------     ------        -----

Indianapolis, IN
AMLI:
  at Conner Farms             Indianapolis       1993           300           1,091        829          95%
  at Eagle Creek              Indianapolis       1998           240             973        769          92%
  at Riverbend                Indianapolis    1983/85 (1)       996             824        617          83%
                                                             ------          ------     ------        -----
                                                              1,536             899        682          87%
                                                             ------          ------     ------        -----

Chicago, IL
AMLI:
  at Poplar Creek             Schaumburg         1985           196             906      1,035          97%
                                                             ------          ------     ------        -----

  Total Wholly-owned
    Communities at
    December 31, 2000                                        12,191             905     $  770        92.0%
                                                             ======          ======     ======        =====


   (1)  These Communities were under renovation in 2000.


                                                                                        2000        2000
                    Company's                                              Average     Average    Weighted
Co-investment       Percentage                      Year     Number       Unit Size     Rent       Average
Communities         Ownership     Location        Completed  of Units   (Square Feet) Per Unit    Occupancy
----------------    ----------    --------        ---------  --------   ------------- --------   ----------
Atlanta, GA
AMLI:
 at Barrett Lakes     35%         Cobb County       1997          446           1,037   $  881          97%
 at Northwinds        35%         Alpharetta        1999          800           1,023      904          95%
 at River Park        40%         Norcross          1997          222           1,021      945          96%
 at Willeo Creek      30%         Rosewell          1989          242           1,229      871          94%
 at Windward Park     45%         Alpharetta        1999          328           1,082      910          93%
 at Peachtree City    20%         Fayette County    1998          312             980      957          96%
 at Lost Mountain
  (1)                 75%         Paulding County   2000          164             958      729          81%
                                                               ------          ------   ------        -----
                                                                2,514           1,043      896          94%
                                                               ------          ------   ------        -----

Chicago, IL
AMLI:
 at Chevy Chase       33%         Buffalo Grove     1988          592             812    1,059          96%
 at Danada Farms      10%         Wheaton          1989/91        600             869      993          97%
 at Fox Valley        25%         Aurora            1998          272             990      975          94%
 at Willowbrook       40%         Willowbrook       1987          488             857    1,005          95%
 at Windbrooke        15%         Buffalo Grove     1987          236             903    1,090          98%
 at Oakhurst North    25%         Aurora            2000          464           1,013      946          86%
 at St. Charles (1)   25%         St. Charles       2000          400             990    1,078          89%
                                                               ------          ------   ------        -----
                                                                3,052             907    1,018          94%
                                                               ------          ------   ------        -----

Indianapolis, IN
AMLI:
 on Spring Mill       20%
                    residual      Carmel            1999          400           1,017      840          86%
 at Lake Clear-
   water (1)          25%         Indianapolis      2000          216           1,009      827          96%
                                                               ------          ------   ------        -----
                                                                  616           1,014      835          89%
                                                               ------          ------   ------        -----





                                                                                        2000        2000
                    Company's                                              Average     Average    Weighted
Co-investment       Percentage                      Year     Number       Unit Size     Rent       Average
Communities         Ownership     Location        Completed  of Units   (Square Feet) Per Unit    Occupancy
----------------    ----------    --------        ---------  --------   ------------- --------   ----------

Kansas City, KS
AMLI:
 at Regents Crest     25%         Overland Park    1997/00        476             948      770          86%
 Creekside (1)        25%         Overland Park     2000          224             813      701          91%
 at Wynnewood
   Farms (1)          25%         Overland Park     2000          232           1,017      835          86%
                                                               ------          ------   ------        -----
                                                                  932             933      770          87%
                                                               ------          ------   ------        -----

Austin, TX
AMLI:
 at Wells Branch      25%         Austin            1999          576             963      877          93%
 at Scofield Ridge    45%         Austin            2000          487             889      946          95%
 at Monterey Oaks
   (1)                25%         Austin            2000          430             960      887          89%
                                                               ------          ------   ------        -----
                                                                1,493             938      902          93%
                                                               ------          ------   ------        -----

Dallas, TX
AMLI:
 at Deerfield         25%         Plano             1999          240             996      847          90%
 at Fossil Creek      25%         Ft. Worth         1998          384           1,001      820          94%
 at Oak Bend          40%         Lewisville        1997          426             898      770          93%
 on the Parkway       25%         Dallas            1999          240             939      861          93%
 at Prestonwood
   Hills              45%         Dallas            1997          272             903      841          93%
 on Timberglen        40%         Dallas            1985          260             774      627          95%
 at Verandah          35%         Arlington        1986/91        538             733      673          96%
 on Frankford         45%         Dallas            1998          582             889      771          94%
 at Breckinridge
   Point              45%         Richardson        1999          440           1,063      946          92%
                                                               ------          ------   ------        -----
                                                                3,382             904      790          93%
                                                               ------          ------   ------        -----





                                                                                        2000        2000
                    Company's                                              Average     Average    Weighted
Co-investment       Percentage                      Year     Number       Unit Size     Rent       Average
Communities         Ownership     Location        Completed  of Units   (Square Feet) Per Unit    Occupancy
----------------    ----------    --------        ---------  --------   ------------- --------   ----------

Houston, TX
AMLI:
 at Champions Centre  15%         Houston           1994          192             857      705          93%
 at Champions Park    15%         Houston           1991          246             902      707          90%
 at Greenwood Forest  15%         Houston           1995          316             984      748          94%
 Midtown              45%         Houston           1998          419             880      990          96%
 Towne Square         45%         Houston           1999          380             827      994          95%
                                                               ------          ------   ------        -----
                                                                1,553             889      862          94%
                                                               ------          ------   ------        -----

Denver, CO
AMLI:
 at Lowry Estates     50%         Denver            2000          414             947    1,194          89%
                                                               ------          ------   ------        -----

    Total Co-investment Communities
      at December 31, 2000                                     13,956             940   $  892        92.8%
                                                               ======          ======   ======        =====
    Total                                                      26,147             923   $  835        92.4%
                                                               ======          ======   ======        =====


     (1)  Fourth quarter average occupancy; in lease-up prior to the fourth quarter.







                                                  OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Company's Wholly-Owned
Communities and Co-Investment Communities:

                                                             2000                      1999
Location/Community           Company's   Number   ----------------------------------------------------
------------------          Percentage     of        at    at     at     at    at     at    at     at
Wholly-owned Communities     Ownership    Units    12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
------------------------    ----------   -------   ----- -----  ----- ------ -----  ----------- ------

Dallas/Ft. Worth, TX
 AMLI:
   at AutumnChase . . . . . .              690       91%   93%    91%    88%   92%    91%   91%    91%
   at Bent Tree . . . . . . .              500       91%   91%    97%    95%   92%    92%   93%    93%
   at Bishop's Gate . . . . .              266       89%   93%    92%    91%   93%    96%   93%    94%
   at Chase Oaks. . . . . . .              250       94%   94%    93%    95%   97%    93%   92%    92%
   at Gleneagles. . . . . . .              590       96%   95%    95%    92%   94%    95%   95%    94%
   on the Green . . . . . . .              424       91%   92%    97%    95%   94%    95%   94%    93%
   at Nantucket . . . . . . .              312       96%   95%    97%    94%   97%    95%   95%    94%
   of North Dallas. . . . . .            1,032       96%   93%    90%    90%   90%    91%   90%    92%
   on Rosemeade . . . . . . .              236       90%   95%    95%    96%   95%    97%   95%    95%
   at Valley Ranch. . . . . .              460       94%   97%    95%    97%   95%    96%   96%    91%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         4,760       93%   94%    93%    92%   93%    93%   93%    93%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----

Austin, TX
 AMLI:
   at the Arboretum . . . . .              N/A       N/A   98%    94%    95%   96%    91%   96%    97%
   in Great Hills . . . . . .              344       91%   95%    97%    97%   97%    94%   97%    93%
   at Lantana Ridge . . . . .              354       96%   97%    93%    94%   94%    97%   92%    92%
   at Martha's Vineyard . . .              N/A       N/A   94%    97%    98%   96%    96%   98%    96%
   at StoneHollow . . . . . .              606       88%   97%    97%    98%   N/A    N/A   N/A    N/A
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,304       91%   96%    96%    97%   96%    95%   96%    94%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----

Houston, TX
AMLI:
 at Western Ridge . . . . . .              318       90%   N/A    N/A    N/A   N/A    N/A   N/A    N/A
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----





                                                             2000                      1999
                             Company's   Number   ----------------------------------------------------
                            Percentage     of        at    at     at     at    at     at    at     at
Location/Community           Ownership    Units    12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
------------------          ----------   -------   ----- -----  ----- ------ -----  ----------- ------
Atlanta, GA
 AMLI:
  at Clairmont. . . . . . . .              288       88%   93%    96%    97%   96%    96%   95%    94%
                                                                                          lease  lease
  at Killian Creek. . . . . .              256       97%   95%    96%    97%   98%    96%   up     up
  at Park Creek . . . . . . .              200       93%   95%    91%    95%   88%    90%   95%    88%
  at Peachtree City . . . . .              N/A       N/A   N/A    N/A    94%   94%    93%   97%    94%
  at Sope Creek . . . . . . .              N/A       N/A   N/A    N/A    N/A   96%    95%   92%    93%
  on Spring Creek . . . . . .            1,180       94%   90%    92%    90%   92%    93%   91%    91%
  at Vinings. . . . . . . . .              360       94%   96%    95%    89%   94%    92%   96%    96%
  at West Paces . . . . . . .              337       90%   90%    95%    92%   91%    94%   95%    94%
  at Towne Creek. . . . . . .              150       91%   93%    93%    93%   N/A    N/A   N/A    N/A
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         2,771       93%   92%    93%    92%   94%    94%   93%    93%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----

Kansas City, KS
 AMLI:
   at Alvamar . . . . . . . .              152       93%   92%    92%    86%   86%    99%   95%    93%
   at Centennial Park . . . .              170       91%   81%    89%    84%   85%    92%   94%    89%
   at Crown Colony. . . . . .              N/A       N/A   N/A    N/A    N/A   N/A    87%   92%    91%
   at Lexington Farms . . . .              404       81%   87%    90%    91%   84%    89%   94%    91%
   at Regents Center. . . . .              424       82%   87%    89%    92%   89%    94%   97%    97%
   at Sherwood. . . . . . . .              N/A       N/A   N/A    N/A    N/A   N/A    93%   92%    91%
   at Town Center . . . . . .              156       88%   87%    87%    83%   83%    88%   92%    96%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,306       85%   87%    89%    89%   86%    92%   94%    93%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
Indianapolis, IN
 AMLI:
   at Conner Farms. . . . . .              300       89%   93%    94%    94%   95%    94%   95%    96%
   at Eagle Creek . . . . . .              240       93%   93%    93%    94%   91%    91%   91%    94%
   at Riverbend . . . . . . .              996       84%   89%    84%    79%   77%    79%   91%    87%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,536       87%   90%    87%    84%   83%    84%   92%    90%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
Chicago, IL
 AMLI:
   at Park Sheridan . . . . .              N/A       N/A   N/A    N/A    N/A   N/A    96%   96%    93%
   at Poplar Creek. . . . . .              196       99%   96%    93%    99%   92%    93%   96%    90%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                           196       99%   96%    93%    99%   92%    94%   96%    92%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                        12,191     91.2% 92.5%  92.5%  91.7% 91.5%  92.2% 93.3%  92.4%
                                        ======     ===== =====  =====  ===== =====  ===== =====  =====




                                                             2000                      1999
                             Company's   Number   ----------------------------------------------------
                            Percentage     of        at    at     at     at    at     at    at     at
Location/Community           Ownership    Units    12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
------------------          ----------   -------   ----- -----  ----- ------ -----  ----------- ------

Co-investment Communities:
--------------------------
Atlanta, GA
 AMLI:
   at Barrett Lakes . . . . .   35%        446       97%   96%    95%    96%   95%    95%   94%    94%
                                                                                    lease lease  lease
   at Northwinds. . . . . . .   35%        800       95%   94%    96%    96%   93%    up    up     up
   at Pleasant Hill . . . . .   N/A        N/A       N/A   N/A    97%    97%   98%    95%   93%    90%
   at River Park. . . . . . .   40%        222       93%   98%    98%    93%   96%    95%   95%    93%
   at Towne Creek . . . . . .   N/A        N/A       N/A   N/A    N/A    N/A   95%    96%   96%    86%
   at Willeo Creek. . . . . .   30%        242       94%   96%    92%    95%   93%    96%   99%    91%
   at Windward Park . . . . .   45%        328       90%   93%    93%    93%   95%    95%   N/A    N/A
   at Peachtree City. . . . .   20%        312       93%   96%    92%    N/A   N/A    N/A   N/A    N/A
                                                         lease  lease
   at Lost Mountain . . . . .   75%        164       95%   up     up     N/A   N/A    N/A   N/A    N/A
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         2,514       94%   95%    95%    95%   95%    95%   95%    91%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----

Chicago, IL
 AMLI:
   at Chevy Chase . . . . . .   33%        592       96%   97%    95%    97%   92%    96%   97%    96%
   at Danada Farms. . . . . .   10%        600       97%   95%    95%    93%   96%    93%   94%    96%
   at Fox Valley. . . . . . .   25%        272       90%   95%    97%    92%   91%    88%   92%    94%
   at Prairie Court . . . . .   N/A        N/A       N/A   N/A    N/A    N/A   N/A    N/A   97%    95%
   at Willowbrook . . . . . .   40%        488       95%   95%    96%    90%   90%    91%   96%    95%
   at Windbrooke. . . . . . .   15%        236       97%   98%    95%    98%   99%    98%   97%    99%
                                                                       lease lease  lease lease  lease
   at Oakhurst North. . . . .   25%        464       92%   91%    94%    up    up     up    up     up
                                                         lease  lease  lease lease  lease
   at St. Charles . . . . . .   25%        400       91%   up     up     up    up     up    N/A    N/A
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                         3,052       94%   95%    95%    94%   93%    93%   96%    96%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
Indianapolis, IN
 AMLI:
   on Spring Mill . . . . . .  20%                                     lease lease  lease lease
                           residual        400       79%   85%    91%    up    up     up    up     N/A
                                                                lease  lease lease  lease lease
   at Lake Clearwater . . . .  25%         216       96%   96%    up     up    up     up    up     N/A
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                           616       85%   89%    91%     0%    0%     0%    0%     0%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----




                                                             2000                      1999
                             Company's   Number   ----------------------------------------------------
                            Percentage     of        at    at     at     at    at     at    at     at
Location/Community           Ownership    Units    12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
------------------          ----------   -------   ----- -----  ----- ------ -----  ----------- ------

Kansas City, KS
 AMLI:
   at Regents Crest . . . . .   25%        476       83%   86%    87%    86%   87%    92%   93%    93%
                                                         lease  lease  lease lease
   Creekside. . . . . . . . .   25%        224       93%   up     up     up    up     N/A   N/A    N/A
                                                         lease  lease  lease lease
   at Wynnewood Farms . . . .   25%        232       88%   up     up     up    up     N/A   N/A    N/A
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                           932       87%   86%    87%    86%   87%    92%   93%    93%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Dallas, TX
 AMLI:                                                                              lease lease  lease
   at Deerfield . . . . . . .   25%        240       90%   92%    82%    93%   98%    up    up     up
   at Fossil Creek. . . . . .   25%        384       90%   92%    97%    94%   95%    95%   96%    91%
   at Oak Bend. . . . . . . .   40%        426       92%   94%    92%    90%   93%    N/A   N/A    N/A
   on the Parkway . . . . . .   25%        240       89%   92%    94%    95%   93%    89%   92%    95%
   at Prestonwood Hills . . .   45%        272       94%   95%    92%    93%   92%    93%   N/A    N/A
   on Timberglen. . . . . . .   40%        260       95%   96%    96%    94%   94%    97%   95%    92%
   at Verandah. . . . . . . .   35%        538       90%   93%    95%    95%   97%    95%   93%    95%
   on Frankford . . . . . . .   45%        582       95%   94%    90%    N/A   N/A    N/A   N/A    N/A
   at Breckinridge Point. . .   45%        440       88%   91%    N/A    N/A   N/A    N/A   N/A    N/A
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                         3,382       92%   93%    92%    93%   95%    94%   94%    94%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Austin, TX
 AMLI:
   at Park Place. . . . . . .   N/A        N/A       N/A   N/A    N/A    N/A   N/A    95%   96%    96%
                                                                                                 lease
   at Wells Branch. . . . . .   25%        576       86%   94%    93%    94%   92%    93%   89%    up
   at Scofield Ridge. . . . .   45%        487       89%   93%    N/A    N/A   N/A    N/A   N/A    N/A
                                                         lease  lease  lease
   at Monterey Oaks . . . . .   25%        430       93%   up     up     up    N/A    N/A   N/A    N/A
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,493       89%   93%    93%    94%   92%    94%   92%    96%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----





                                                             2000                      1999
                             Company's   Number   ----------------------------------------------------
                            Percentage     of        at    at     at     at    at     at    at     at
Location/Community           Ownership    Units    12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
------------------          ----------   -------   ----- -----  ----- ------ -----  ----------- ------

Houston, TX
 AMLI:
   at Champions Centre. . . .   15%        192       91%   94%    93%    94%   93%    93%   92%    92%
   at Champions Park. . . . .   15%        246       88%   87%    93%    96%   94%    91%   95%    85%
   at Greenwood Forest. . . .   15%        316       88%   92%    96%    94%   95%    92%   96%    93%
   Midtown. . . . . . . . . .   45%        419       96%   97%    96%    94%   N/A    N/A   N/A    N/A
   Towne Square . . . . . . .   45%        380       92%   N/A    N/A    N/A   N/A    N/A   N/A    N/A
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,553       91%   93%    95%    94%   94%    92%   94%    90%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Denver, CO
 AMLI:
   at Lowry Estates . . . . .   50%        414       89%   N/A    N/A    N/A   N/A    N/A   N/A    N/A
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Total co-investment
  communities . . . . . . . .           13,956     88.9% 93.5%  93.8%  93.9% 93.8%  93.8% 94.4%  93.6%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Total . . . . . . . . . . . .           26,147     90.0% 93.0%  93.1%  92.6% 92.4%  92.8% 93.7%  92.8%
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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 2000.


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

                                                     2000                           1999
                                         -----------------------------  -----------------------------
                                                             Dividends                      Dividends
                                                             Per Share                      Per Share
                                           High        Low      (1)        High       Low      (1)
                                          ------      -----  ---------    ------     -----  ---------

  First Quarter . . . . . . . . . . .     $22.38     $19.81      $0.46    $22.69    $19.06      $0.45
  Second Quarter. . . . . . . . . . .      23.88      20.44       0.47     22.88     20.06       0.45
  Third Quarter . . . . . . . . . . .      25.25      23.50       0.47     22.00     20.75       0.46
  Fourth Quarter. . . . . . . . . . .      24.69      20.13       0.47     21.88     19.44       0.46


    (1)  The Company paid dividends with respect to these quarters in the quarter immediately following the calendar quarter in which the related cash flow from operations was generated.

    The number of beneficial holders of common shares at February 28, 2001 was approximately 11,000.




     Dividends are declared and paid in the second month following the end of the calendar quarter in which the related cash flow from operations is generated. On February 28, 2001, the last reported sale price of the common shares on the NYSE was $21.80 per share. On the same date, the Company had 21,307,754 common shares outstanding held by 350 shareholders of record.

     The Company's current dividend payment level equals an annual rate of $1.88 per common share. The Company anticipates that it will continue to make regular quarterly dividend payments. In 1999 the Company distributed approximately 90% of its taxable income and designated a portion of its dividends being paid during 2000 as a throw back dividend to 1999. In 2000 the Company distributed approximately 95% of its taxable income and will again designate a portion of its dividends paid during 2001 as a throw back dividend to 2000. Accordingly, no provision has been made for Federal income taxes for the Company. Dividends paid in 2000 were fully taxable (approximately 40% as capital gain and approximately 60% as ordinary income). The Company estimates that dividends to be paid in 2001 will also be fully taxable.

     Future distributions by the Company will be at the discretion of the Board of Trustees and will depend on the actual cash available for distribution and funds from operations of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as the Board of Trustees deems relevant. The annual dividend payments for calendar year 2000 (including the capital gain dividend and the approximate $0.34 per share throw back dividend from calendar year 2001) necessary for the company to maintain its status as a REIT are approximately $2.20 per share.

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

                                                        HISTORICAL
                                       (dollars in thousands, except per share data)
                        -----------------------------------------------------------------------
                                    2000         1999         1998          1997        1996
                                -----------  -----------   ----------   ----------- -----------
OPERATING DATA:
Revenues. . . . . . . . . . . .  $  131,746      129,108      117,353        90,073      78,271
Gains from sales of
  residential properties. . . .      50,180       21,158        3,621         2,457       --
Income before minority
  interest and extra-
  ordinary item . . . . . . . .      90,095       61,071       34,697        28,926      19,949
Net income. . . . . . . . . . .      76,533       51,738       29,700        24,352      15,250

Net income per common share
  - basic . . . . . . . . . . .        4.00         2.63         1.49          1.43        1.11
Net income per common share
  - diluted . . . . . . . . . .        3.59         2.46         1.49          1.43        1.11

BALANCE SHEET DATA:
Residential real estate,
 before accumulated
 depreciation . . . . . . . . .     748,345      729,325      739,764       653,947     495,519
Investments in partnerships . .     166,569      107,518       72,150        50,729      30,669
Total assets. . . . . . . . . .     865,991      804,618      785,592       679,978     504,357
Total debt. . . . . . . . . . .     385,981      369,541      367,370       333,250     202,013
Minority interest . . . . . . .      59,537       57,813       54,574        51,463      44,871
Shareholders' equity. . . . . .     399,939      357,041      342,854       270,439     242,022
OP Units owned by AMLI. . . . .  21,324,504   20,971,138   20,880,155    17,677,580  15,912,035
Total OP Units. . . . . . . . .  24,558,242   24,538,654   24,445,827    20,958,523  18,862,132

OTHER DATA:
Funds from operations (A) . . .      67,859       63,579       53,232        42,172      32,593
Cash dividends paid per
  common share. . . . . . . . .        1.87         1.81         1.76          1.73        1.72
Net cash flow from
  operating activities. . . . .      58,269       62,503       51,726        39,129      31,934
Net cash flow for
  investing activities. . . . .     (26,448)     (22,014)    (126,486)     (170,900)    (66,864)
Net cash flow from (for)
  financing activities. . . . .     (29,033)     (42,717)      73,630       127,156      42,942






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




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except share data and rental rates per unit)

     The following discussion is based primarily on the consolidated financial statements of AMLI Residential Properties Trust (the "Company") as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999 and 1998. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

     As of December 31, 2000, the Company owned an 87% general partnership interest in AMLI Residential Properties, L.P. (the "Operating Partnership"), which holds the operating assets of the Company. The limited partners hold Operating Partnership units ("OP Units") that are convertible into common shares of the Company on a one-for-one basis, subject to certain limitations. On August 22, 2000, 500,000 Series A Preferred shares were converted into common shares, leaving 350,000 Series A Preferred shares outstanding at December 31, 2000. At December 31, 2000, the Company owned 21,324,504 OP Units and the limited partners owned 3,233,738 OP Units. The Company has qualified, and anticipates continuing to qualify, as a real estate investment trust ("REIT") for Federal income tax purposes.

     At December 31, 2000, the Company owned, or owned interests in, 26,147 apartment homes and an additional 2,845 apartment homes under development or in lease-up.

RESULTS OF OPERATIONS

     During the period from January 1, 1999 through December 31, 2000, the decrease in property revenues and property operating expenses resulted from dispositions of communities owned as of January 1, 1999, substantially offset by revenues and operating expenses from communities acquired and from the communities constructed since January 1, 1999.

     During 1999, the Company sold three wholly-owned communities containing a total of 773 apartment homes. During 2000, the Company sold three wholly-owned communities containing a total of 1,286 apartment units and an 80% interest in a 312-unit community to a 20% owned co-investment partnership. During 2000, the Company acquired a total of 1,074 units in three communities (AMLI at StoneHollow, AMLI at Towne Creek and AMLI at Western Ridge), one of which was a community that the Company had previously owned a 1% general partner interest . These three acquisitions completed tax deferred third party exchanges using proceeds from sales of two communities in 2000. Net proceeds received from a December 2000 sale were in escrow at December 31, 2000, and were used to complete the acquisition of a new property in January 2001. The Company also has completed development and begun rental operations on 200 apartment homes of a second phase to an existing community (AMLI at Bent Tree II). Property operations from wholly-owned assets for the twelve months ended
December 31, 2000 and 1999 are summarized as follows:

                                                        Increase
                                    2000      1999     (Decrease)
                                  --------  --------   ----------
TOTAL WHOLLY-OWNED
PROPERTY REVENUES
------------------
Same communities. . . . . . . . . $ 95,067    93,437       1,630
New communities . . . . . . . . .    2,551     1,689         862
Development and/or lease-up
 communities. . . . . . . . . . .    1,273        16       1,257
Acquisition communities . . . . .    6,738     --          6,738
Communities contributed
 to ventures/sold . . . . . . . .    7,260    19,812     (12,552)
                                  --------  --------    --------
    Total . . . . . . . . . . . . $112,889   114,954      (2,065)
                                  ========  ========    ========

                                                        Increase
                                    2000      1999     (Decrease)
                                  --------  --------   ----------
TOTAL WHOLLY-OWNED PROPERTY
OPERATING EXPENSES
---------------------------
Same communities. . . . . . . . . $ 36,692    36,255         437
New communities . . . . . . . . .      811       780          31
Development and/or lease-up
 communities. . . . . . . . . . .      601        29         572
Acquisition communities . . . . .    2,543     --          2,543
Communities contributed
 to ventures/sold . . . . . . . .    2,741     7,284      (4,543)
                                  --------  --------    --------
    Total . . . . . . . . . . . . $ 43,388    44,348        (960)
                                  ========  ========    ========
TOTAL WHOLLY-OWNED PROPERTY
NET OPERATING INCOME
---------------------------
Same communities. . . . . . . . . $ 58,375    57,182       1,193
New communities . . . . . . . . .    1,740       909         831
Development and/or lease-up
 communities. . . . . . . . . . .      672       (13)        685
Acquisition communities . . . . .    4,195     --          4,195
Communities contributed
 to ventures/sold . . . . . . . .    4,519    12,528      (8,009)
                                  --------  --------    --------
    Total . . . . . . . . . . . . $ 69,501    70,606      (1,105)
                                  ========  ========    ========

     The term "New Communities" refers to completed properties that were stabilized after the beginning of the earliest period for which comparative financial information is presented.

     Property Net Operating Income is computed before interest, taxes, depreciation and amortization. This performance measure is not intended as a replacement for net income determined in accordance with generally accepted accounting principles ("GAAP").

     Since January 1, 1999, the Company has invested in eleven co-investment partnerships, which have acquired eleven stabilized communities containing a total of 4,460 apartment homes. Four communities are located in Dallas, two in Atlanta, one in Austin, one in Indianapolis, two in Houston and one in Denver. The Denver acquisition was the Company's first community in that city. Of the total, a 312-unit community, which was a wholly-owned community, was acquired by a 20% owned co-investment partnership. The communities are as follows:

                                                  Date          No of
                                  Market         Acquired       Units
                                  ------         ---------      -----
AMLI:
 on Spring Mill (1) . . . . . .   Indianapolis    June  1999      400
 at Prestonwood Hills . . . . .   Dallas          Aug.  1999      272
 at Windward Park . . . . . . .   Atlanta         Aug.  1999      328
 at Oak Bend. . . . . . . . . .   Dallas          Oct.  1999      426
 Midtown. . . . . . . . . . . .   Houston         Jan.  2000      419
 at Peachtree City. . . . . . .   Atlanta         June  2000      312
 on Frankford . . . . . . . . .   Dallas          Aug.  2000      582
 at Scofield Ridge. . . . . . .   Austin          Aug.  2000      487
 at Breckinridge Point. . . . .   Dallas          Sept. 2000      440
 at Lowry Estates . . . . . . .   Denver          Dec.  2000      414
 Towne Square . . . . . . . . .   Houston         Dec.  2000      380
                                                                -----
    Total . . . . . . . . . . .                                 4,460
                                                                =====

     (1) The Company acquired a 20% residual interest in the partnership that owns this property.

     In addition, the Company, through joint ventures with institutional investors, has completed or has under development and begun rental operations of sixteen communities. Four communities (AMLI at Northwinds, AMLI at Deerfield, AMLI at Wells Branch and AMLI on the Parkway) containing a total of 1,856 units were stabilized in 1999. Eight communities with a total of 2,422 units (AMLI at Oakhurst North, AMLI on Spring Mill, AMLI at Monterey Oaks, AMLI at St. Charles, AMLI Creekside, AMLI at Wynnewood Farms, AMLI at Lost Mountain and AMLI at Regents Crest II) were stabilized in 2000. The remaining four communities (AMLI at Castle Creek, AMLI at Park Bridge, AMLI at Summit Ridge and AMLI at Mill Creek), containing a total of 1,460 apartments homes, are under development and/or in lease-up as of December 31, 2000 and are anticipated to be completed in 2001.

     During 1999, the Company sold two stabilized co-investment communities containing a total of 713 apartment homes, namely AMLI at Prairie Court and AMLI at Park Place. During 2000, the Company sold AMLI at Pleasant Hill, a 502 apartment home community. These sales partially offset the overall revenue growth of the co-investment communities.

     Property operations for all co-investment properties for the twelve months ended December 31, 2000 and 1999 are summarized as follows:

                                                        Increase
                                    2000      1999     (Decrease)
                                  --------  --------   ----------
TOTAL CO-INVESTMENT
PROPERTY REVENUES
-------------------
Same communities. . . . . . . . . $ 56,773    55,355       1,418
New communities . . . . . . . . .   25,538    19,344       6,194
Development and/or lease-up
 communities. . . . . . . . . . .   14,526       690      13,836
Acquisition communities . . . . .   25,850     5,335      20,515
Communities contributed
 to ventures/sold . . . . . . . .    5,727    11,361      (5,634)
                                  --------  --------    --------
    Total . . . . . . . . . . . . $128,414    92,085      36,329
                                  ========  ========    ========

Company's share of co-invest-
 ment total revenues. . . . . . . $ 38,472    24,922      13,550
                                  ========  ========    ========


TOTAL CO-INVESTMENT
PROPERTY OPERATING EXPENSES
---------------------------
Same communities. . . . . . . . . $ 20,817    20,357         460
New communities . . . . . . . . .    9,512     7,462       2,050
Development and/or lease-up
 communities. . . . . . . . . . .    7,090       843       6,247
Acquisition communities . . . . .    9,678     2,168       7,510
Communities contributed
 to ventures/sold . . . . . . . .    1,847     4,671      (2,824)
                                  --------  --------    --------
    Total . . . . . . . . . . . . $ 48,944    35,501      13,443
                                  ========  ========    ========
Company's share of co-invest-
 ment total expenses. . . . . . . $ 14,485     9,324       5,161
                                  ========  ========    ========

                                                        Increase
                                    2000      1999     (Decrease)
                                  --------  --------   ----------
TOTAL CO-INVESTMENT PROPERTY
NET OPERATING INCOME
----------------------------
Same communities. . . . . . . . . $ 35,956    34,998         958
New communities . . . . . . . . .   16,026    11,882       4,144
Development and/or lease-up
 communities. . . . . . . . . . .    7,436      (153)      7,589
Acquisition communities . . . . .   16,172     3,167      13,005
Communities contributed
 to ventures/sold . . . . . . . .    3,880     6,690      (2,810)
                                  --------  --------    --------
    Total . . . . . . . . . . . . $ 79,470    56,584      22,886
                                  ========  ========    ========
Company's share of co-invest-
 ment total net operating
 income and cash flow in excess
 of ownership interest. . . . . . $ 25,082    16,008       9,074
                                  ========  ========    ========

     For the year ended December 31, 2000, total revenues were $131,746 and net income was $76,533 including gains of $50,180 from sales of AMLI at Sope Creek, AMLI at the Arboretum, AMLI at Martha's Vineyard, 80% of the Company's ownership interest in AMLI at Peachtree City I and share of gain on sale of AMLI at Pleasant Hill. For the year ended December 31, 1999, total revenues were $129,108 and net income was $51,738 including a $19,495 of gains on sales of three residential properties and a $1,663 share of gain on sale of a residential property owned by a co-investment partnership in which the Company owned a 25% interest. For the year ended December 31, 2000, basic net income per share increased to $4.00 from $2.63 for the year ended December 31, 1999. Excluding gains from sales of properties, basic net income per share decreased to $1.58 from $1.59 for the years ended December 31, 2000 and 1999, respectively. Diluted net income per share for the year ended December 31, 2000 increased to $3.59 from $2.46 for the year ended December 31, 1999 ($1.57 and $1.59, respectively, excluding gains from sales of interests in properties).

     On a "same community" basis, weighted average occupancy of the wholly-owned apartment homes decreased slightly to 91.5% for the year ended December 31, 2000 from 92.4% in the prior year. Weighted average collected rental rates increased by 2.0% to $763 from $748 per unit per month for the years ended December 31, 2000 and 1999, respectively. Including co-investment communities, weighted average occupancy of the apartment homes decreased to 92.4% for the year ended December 31, 2000 from 93.0% in the prior year, and weighted average collected rental rates increased by 2.0% to $798 from $782 per unit per month for the years ended December 31, 2000 and 1999, respectively.

COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO YEAR ENDED DECEMBER 31, 1999

     Income before minority interest increased to $90,095 for the year ended December 31, 2000 from $61,071 for the year ended December 31, 1999. This increase was primarily attributable to $35,229 gains on sales of three rental properties, an $8,151 gain on sale of a partial interest in a rental property, and a $6,800 share of gain on sale of a rental property by a co-investment partnership, compared to $19,495 gains on sales of three rental properties and a $1,663 share of gain on sale of a rental property in a co-investment partnership in 1999. The $2,638 increase in total revenues and $960 decrease in property operating expenses were offset by a $2,494 increase in interest expense and a $1,364 increase in depreciation. Net income for the years ended December 31, 2000 and 1999 was $76,533 and $51,738, respectively.

     Total property revenues decreased by $2,065, or 1.8%. This decrease in property revenues was primarily due to the sale of the Company's 80% interest in a rental property during 2000 and the sales of three rental properties in the third quarter of 1999. The decrease was partially offset by increases resulting from the stabilization of a 200-unit development during 2000. Furthermore, moderate increases in rental rates were achieved, offset by a slight decline in weighted average occupancy as a result of sales of older properties and acquisitions of new communities.
On a same community basis, total property revenues increased by $1,630, or 1.7%. Excess supply of apartments in the Company's Kansas City and certain Dallas submarkets, together with sub-normal occupancy rates at three of the four communities in rehab, held back the overall growth in property revenues during 2000.

     Interest and share of income from Service Companies increased 64.0% to $5,022 from $3,062 as a result of $2,506 in after-tax gains from a Service Company's sales of six land parcels in 2000, offset by approximately $500 in after-tax expenses related to a third-party assessment of business processes and related technology initiatives and $53 in after-tax expense resulting from implementation of FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation."

     Income from partnerships increased to $6,787 from $4,283, or 58.5%. This increase was a result of the acquisition of five stabilized communities containing a total of 2,240 units through five new co-investment partnerships. During the third quarter of 1999, the Company acquired 1,026 apartment homes that also contributed to this increase. In addition, twelve new co-investment partnerships have invested in eleven development communities and a second phase to an existing stabilized community during 2000 and 1999. During 2000, nine communities containing a total of 2,638 apartment homes achieved stabilized operations, and four communities with 1,460 apartment homes were still under development and/or in lease-up. On a same community basis, total property revenues increased by $1,418, or 2.6%, and net operating income increased by $958, or 2.7%.

     Other income increased to $5,645 from $5,126, or 10.1%. This increase is primarily due to $1,181 in incentive compensation in the form of a promoted interest received by the Company from the sale of AMLI at Pleasant Hill in 2000, compared to a $554 incentive compensation received in 1999 from the sale of AMLI at Prairie Court. In addition, development fees were lower in 2000 as the Company's development activities moderated in Dallas and Kansas City.

     Property operating expenses decreased by $960, or 2.2%. This decrease is principally due to the sale of the Company's 80% interest in a 312-unit community. In addition, lower repairs and maintenance as a result of having sold older properties and having fewer apartment homes, and reduction of utilities expense resulting from the implementation of billings to residents and the installation of water and energy conservation equipment, contributed to the decrease. Real estate taxes increased by only $120, but increased to 11.9% of total property revenues in 2000 from 11.5% of total property revenues in 1999. On a same community basis, property operating expenses increased by $438, or 1.2%.

     Interest expense, net of the amounts capitalized, increased to $24,695 from $22,201, or 11.2%, primarily due to increased indebtedness incurred in conjunction with property acquisitions, developments and investments in joint ventures. Of the total $2,494 increase, $230 related to payments made on a one-year interest rate swap on $75,000 notional amount entered into in May 2000.

     General and administrative expenses decreased to $3,756 for the year ended December 31, 2000, or 7.1%, from $4,042 for the year ended
December 31, 1999. Lower employee incentive compensation and lower shareholder service expenses contributed to the decrease.

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998

     Income before minority interest increased to $61,071 for the year ended December 31, 1999 from $34,697 for the year ended December 31, 1998. This increase was primarily attributable to $19,495 gains on sales of three rental properties, a $1,663 share of gain on sale of a rental property by a co-investment partnership, and an $11,755 increase in total revenues, reduced by a $755 increase in property operating expenses, a $1,938 increase in interest expense and a $231 increase in depreciation. Net income for the years ended December 31, 1999 and 1998 was $51,738 and $29,700, respectively.

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

     Other income increased to $5,126 from $3,323, or 54.3%, as a result of development fees charged to newly formed co-investment partnerships that own properties under development, $554 share of net proceeds from the sale of a property in which the Company owned a 1% interest, and $740 disposition fees for the sales of two co-investment properties. This increase in other income includes a $166 increase in development fees and a $163 increase in financing, acquisition and other fees.

     Other interest income increased by $411. This increase was from additional employees' notes for purchase of the Company's shares, increased short-term advances to co-investment partnerships, and gap loans to three co-investment partnerships that totaled $49,158, of which $30,204 was repaid in November and December 1999.

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

     General and administrative expenses increased 1.2% to $4,042 for the year ended December 31, 1999 from $3,993 for the year ended December 31, 1998. The increase is primarily attributable to increased compensation, offset in part by a $64 reduction in dead deal costs and a $40 reduction in insurance expenses.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, the Company had $5,106 in cash and cash equivalents and $58,000 in availability under its $250,000 unsecured line of credit. The availability under the line of credit is based on total borrowings of $192,000, including $27,000 borrowed by unconsolidated Service Company affiliates. The borrowings of the Service Company affiliates are guaranteed by the Company. Borrowings under the line of credit bear interest at a rate of LIBOR plus 1.05%.

     The Company has obtained a commitment from a lender for $140,000 in ten-year 6.56% fixed-rate financing, which will be secured by first mortgages on seven of the Company's currently unencumbered wholly-owned communities. The closing of this financing is anticipated to occur in April or May 2001. The Company intends to pay down its unsecured line of credit from the proceeds of this loan and concurrently reduce its line of credit to approximately $200,000.

     At December 31, 2000, eighteen of the Company's wholly-owned stabilized communities were unencumbered. There are no fixed-rate loans on wholly-owned communities with maturity dates prior to July 2003.

     Net cash flows provided by operating activities for the year ended December 31, 2000 decreased to $58,269 from $62,503 for the year ended December 31, 1999. The decrease was primarily due to increased advances to co-investment partnerships and an escrow for infrastructure construction, offset in part by increased revenues from communities acquired and developed in 1999 and 2000.

     Cash flows used in investing activities for the year ended
December 31, 2000 increased to $26,448 from $22,014 for the year ended December 31, 1999. The increase consisted primarily of increased acquisitions and investments in co-investment partnerships and increased capital expenditures for rehab and property improvements, offset in part by increased net proceeds from sales of residential properties and repayments of advances to affiliates.

     Net cash flows used in financing activities for the year ended December 31, 2000 were $29,033. In 2000, cash flows include borrowings of $404,500, repayments of borrowings of $388,060, and distributions and dividends paid to shareholders of $39,357.

     In 1999, the Company and its affiliates commenced information technology initiatives including improving infrastructure, business processes, disaster recovery and software. In 1999, the Company and its affiliates incurred and expensed $285 in third-party consulting fees for these undertakings. In 2000, the Company charged to expense approximately $500 after income taxes. These expenses are included in share of income from Service Companies.

     The Company does not anticipate raising any significant public equity capital in the near term and expects to fund its acquisition and development activities by raising additional equity from its co-investment partners and by selectively selling properties. Operating cash flows in excess of dividends and additional borrowings on the Company's unsecured line of credit also are expected to fund these activities.

     In January 2001, the Board of Trustees authorized the purchase of up to 500,000 of the Company's common shares of beneficial interest, which represents approximately 3% of the common shares outstanding. AMLI plans to repurchase shares from time to time throughout the year in the open market and through privately negotiated transactions, depending on market prices and other conditions. In February 2001, the Company repurchased 25,500 shares at an average price of $21.97 per share.

     During 2000, the Company formed ten co-investment partnerships having capital requirements totaling $199,470, of which AMLI's co-investment partners will contribute a total of $131,964. At December 31, 2000, AMLI's co-investment partners have contributed $82,694, and the balance of $49,270 is anticipated to be contributed in 2001. In addition, during 2000, the Company sold four communities, including one in a co-investment partnership, and its 80% interest in another community, for aggregate gross sales proceeds of $140,158, which generated net proceeds to the Company of $111,064.

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

     FFO for the years ended December 31, 2000, 1999 and 1998 is summarized as follows:

                                   2000          1999         1998
                                ----------    ----------   ----------
  Net income before minority
    interest                    $   90,095        61,071       34,697
  Depreciation                      19,558        18,194       17,963
  Share of co-investment
    partnerships' depreciation       7,971         5,057        3,793
  Share of Service Company's
    goodwill amortization              415           415          400
  Gains on sales of residential
    properties                     (50,180)      (21,158)      (3,621)
                                ----------    ----------   ----------
      FFO                       $   67,859        63,579       53,232
                                ==========    ==========   ==========
      Weighted average shares
        and units including
        dilutive shares         24,692,150    24,552,054   22,760,412
                                ==========    ==========   ==========

     The Company expects to pay quarterly dividends from funds available for distribution. Until distributed, funds available for distribution are used to temporarily reduce outstanding balances on the Company's revolving lines of credit.

     The Company intends to finance the majority of its future acquisition and development activities by co-investing these acquisitions and developments with institutional partners. In addition, the Company is selectively selling older communities and using the proceeds of such sales to buy newly-constructed properties. The Company expects to meet its short-term liquidity requirements by using its working capital and any portion of net cash flow from operations not distributed currently. The Company believes that its future net cash flows will be adequate to meet operating requirements in both the short and the long term and provide for payment of dividends by the Company in accordance with REIT requirements.

     The Company qualifies as a REIT under Section 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to Federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 95% of its taxable income to its shareholders and complies with certain other requirements. In 1999, the Company distributed approximately 90% of its taxable income and has designated a portion of its dividends paid during 2000 as a throw back dividend to 1999. In 2000, the Company distributed approximately 90% of its taxable income and will again designate a portion of its dividends paid during 2001 as a throw back dividend to 2000. The Company's current dividend payment level equals an annual rate of $1.88 per common share, increased on July 1, 2000 from an annual rate of $1.84 per common share. All dividends paid in 2000 are fully taxable (approximately 60% as ordinary income and approximately 40% as capital gain).

     The Company has recorded no deferred taxes on gains for financial reporting purposes that have been deferred for income tax reporting purposes because the Company intends to distribute to its shareholders any deferred tax gain upon ultimate realization for income tax reporting purposes.

     The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, repayment of loans for construction, development and acquisition activities through the issuance of long-term secured and unsecured debt and additional equity securities of the Company (or OP Units). Through December 31, 2000, the Company has issued common and preferred shares that total approximately $128,467, leaving a balance of $71,533 that the Company may issue in the future under its shelf registration statement.

COMPANY INDEBTEDNESS

     The Company's debt as of December 31, 2000 includes $165,731 secured by first mortgages on eleven of the wholly-owned communities and $9,500 floating-rate tax-exempt bonds secured by another community and is summarized as follows:

                          SUMMARY DEBT TABLE
                          ------------------

Type of              Weighted Average         Outstanding    Percent
Indebtedness           Interest Rate            Balance     of Total
------------         ----------------         -----------   --------

Fixed Rate
Mortgages                  7.6%                 $165,731       42.9%

Tax-Exempt        Tax-exempt rate + 1.42%
Bonds (1)         Tax-exempt rate + 1.24%         50,250       13.0%

Line of
Credit (2)            LIBOR + 1.05%              165,000       42.7%

Note payable
to a Service
Company                    10.0%                   5,000        1.4%
                                                --------      ------
     Total                                      $385,981      100.0%
                                                ========      ======
--------------------
(1) The tax-exempt bonds bear interest at variable tax-exempt rates that are adjusted weekly based on the remarketing of these bonds (3.50% for AMLI at Spring Creek and 3.52% for AMLI at Poplar Creek at February 22, 2001). The AMLI at Spring Creek bonds mature on October 1, 2024 and the related credit enhancement expires on October 15, 2002. The AMLI at Poplar Creek bonds mature on February 1, 2024 and the related credit enhancement expires on December 18, 2002.

(2) Amounts borrowed under the line of credit are due in 2003. The interest rate on $150,000 has been fixed pursuant to interest rate swap contracts.

DEVELOPMENT ACTIVITIES

     At December 31, 2000, the Company had made capital contributions totaling $184,371 to its existing co-investment partnerships and anticipates funding substantially all of its remaining commitment of $18,980 during 2001 to complete the 2,845 apartment homes being developed by co-investment partnerships.

     The Company owns land for the development of an additional 5,628 apartment homes in Ft. Worth, Austin and Houston, Texas; Indianapolis, Indiana; Kansas City, Kansas; and Chicago, Illinois. The Company has made earnest money deposits of $1,045 for six land parcels for development anticipated to be acquired in 2001.

     During 2000, all land parcels were actively being planned for near-term development, and all interest cost associated with carrying these land parcels was capitalized. As of January 1, 2001, the Company has postponed active development planning for some of its land parcels in Houston and Fort Worth, Texas until conditions in those particular submarkets are more favorable for development. As a result, the Company expects to expense costs associated with carrying these land parcels during the year 2001.

CAPITAL EXPENDITURES

     Capital expenditures are those made for assets having a useful life in excess of one year and include replacements (such as carpeting and appliances) and betterments (such as unit upgrades, enclosed parking facilities and similar items).

     In conjunction with acquisitions of existing communities, it is the Company's policy to provide in its acquisition budgets adequate funds to complete any deferred maintenance items and to otherwise make the communities acquired competitive with comparable newly-constructed communities. In some cases, the Company will provide in its acquisition budgets additional funds to upgrade or otherwise improve new acquisitions.

     During 2000, 1999 and 1998, a total of $5,687, $6,335 and $6,378, respectively, was spent on building repairs and maintenance (including contract services) and $2,365, $2,473 and $2,298, respectively, was spent on landscaping and grounds maintenance as follows:

                                          2000       1999      1998
                                         ------     ------    ------
   BUILDING REPAIRS AND MAINTENANCE
       Painting (exterior and interior)  $1,449      1,482     1,691
       Carpet and vinyl                     822        855       810
       Wallpaper and mini-blinds            191        202       176
       Carpentry, glass and hardware        298        321       343
       Heating and air-conditioning         163        182       183
       Plumbing                             318        338       250
       Appliances                           134        140       155
       Electrical                           153        161       185
       Parking lots/resurfacing             166        218       138
       Swimming pools and amenity areas     226        305       284
       Other repairs and maintenance        263        345       374

   CONTRACT SERVICES
       Property monitoring services         258        417       496
       Rubbish collection services          486        593       601
       Cleaning services                    445        441       395
       Pest control services                207        189       192
       Other services                       108        146       105
                                         ------      -----     -----
          Total                          $5,687      6,335     6,378
                                         ======      =====     =====

                                          2000       1999      1998
                                         ------     ------    ------
   LANDSCAPING AND GROUNDS MAINTENANCE
       Lawn maintenance                  $2,217      2,278     2,116
       All other                            148        195       182
                                         ------      -----     -----
          Total                          $2,365      2,473     2,298
                                         ======      =====     =====

     During 2000, 1999 and 1998, a total of $4,688, $4,366 and $3,991, respectively, in expenditures was capitalized in accordance with the Company's policy, as follows:
                                          2000       1999      1998
                                         ------     ------    ------
       Carpet replacements               $2,097      1,838     1,902
       Major appliances                     303        447       267
       Clubhouse, amenities and
         business centers                 1,059      1,173       764
       Roof replacements                    291        239       311
       HVAC and plumbing                    381        239       228
       All other                            557        430       519
                                         ------      -----     -----
          Total                          $4,688      4,366     3,991
                                         ======      =====     =====


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

Roof repairs                                  expense          n/a

Exterior painting                             expense          n/a

Parking lot repairs/resurfacing               expense          n/a

Repairs to amenity areas,
 including swimming pools                     expense          n/a

                                            CAPITALIZE/    DEPRECIABLE
          EXPENDITURES                        EXPENSE     LIFE IN YEARS
          ------------                      -----------   -------------
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

Repairs to or refinishing of
  kitchen cabinetry                           expense          n/a

Equipment repairs (all types)                 expense          n/a

All interior painting                         expense          n/a

In general, the Company expenses any
  disbursement totalling less than $2.5

   * The current policy provides that most capitalizable additions will have a life of 15 years, except for the items of personal property, which have estimated lives of 5 years. Included in an acquisition budget may be some costs, which would otherwise be expensed, such as exterior painting; such items are being depreciated over 15 years.

REHAB EXPENDITURES

     The average age of AMLI's communities at December 31, 2000 was a little more than six years, lower than the average age of eight years at the time of its Initial Offering in 1994. The average age of the properties in its wholly-owned portfolio is approximately nine years, and the average age of the properties owned by co-investment partnerships is approximately four years. AMLI intends to maintain the average effective age of its portfolio in this same approximate range by continuing to:

     1.  develop new communities;
     2.  acquire newly-constructed communities;
     3.  sell selected older communities;
     4. rehab desirable, well-located older communities after they become 15-20 years old.

     AMLI has sold thirteen older communities in the seven years it has been a public company. AMLI's oldest community is now 16 years old. In September 1998, AMLI initiated its first community rehab since its Initial Offering by commencing the rehab of AMLI at Riverbend in Indianapolis. In 1999, the Company commenced the rehab of three additional communities:
AMLI at Spring Creek, Atlanta, AMLI of North Dallas and AMLI at Valley Ranch, Dallas. The Company anticipates spending an additional $3,500 in 2001 to complete the first phase rehabs of its three largest properties and to begin the second and final phase of the rehab at AMLI at Valley Ranch. The table below shows rehab expenditures to date.
                                                              BALANCE
                                         1999       2000       AS OF
     COMMUNITY                         ADDITIONS  ADDITIONS   12/31/00
     ---------                         ---------  ---------   --------
     AMLI:
      at Riverbend. . . . . . . . . .     $3,363      2,843      6,678
      at Spring Creek . . . . . . . .        957      2,514      3,471
      of North Dallas . . . . . . . .      1,750      1,322      3,072
      at Valley Ranch . . . . . . . .        709        780      1,489
                                          ------     ------     ------
          Total . . . . . . . . . . .     $6,779      7,459     14,710
                                          ======     ======     ======

     Rehab is a capital improvement program undertaken to repair or replace, among other things, the items described previously in the capital expenditures policy at an aggregate cost of at least the greater of $3.0 per apartment home or 5% of the value of the entire apartment community. All costs (except costs to routinely paint the interiors of units at turnover) associated with a rehab will be capitalized and depreciated over their policy lives. To the extent a cost would have been expensed had it not been incurred pursuant to a rehab (pavement resurfacing, exterior painting and vinyl replacement are the primary such costs), such costs will be depreciated over fifteen years.

     Rehab expenditures are distinguished from recurring capital expenditures in that they:

     1.    are made on behalf of older properties;
     2. are anticipated to be started and completed within a 24-month period;
     3. cost a minimum of $3.0 per apartment home or 5% of the value of the property being rehabbed; and
     4. are generally undertaken only once or twice during the useful life of a given property.

     AMLI's larger properties were built in phases, and the rehabs of these larger properties are anticipated to be done in phases, each extending over periods not exceeding 24 months. The only Phase II rehab being undertaken in 2001 is that of AMLI at Valley Ranch.


INFLATION

     Inflation has been low. Virtually all apartment leases at the wholly-owned communities and co-investment communities are for six or twelve months' duration. This enables the Company to pass along inflationary increases in its operating expenses on a timely basis. Because the Company's property operating expenses (exclusive of depreciation and amortization) are approximately 38.4% of rental and other revenues, increased inflation typically results in comparable increases in income before interest and general and administrative expenses, so long as rental market conditions allow increases in rental rates while maintaining stable occupancy.

     An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At December 31, 2000, the Company's exposure (including the Company's proportionate share of its co-investment partnerships' expense) to rising interest rates was mitigated by the existing debt level of approximately 39% of the Company's total market capitalization (49% including the Company's share of co-investment partnerships' debt), the high percentage of intermediate-term fixed-rate debt (43% of total debt), and the use of interest rate swaps to effectively fix the interest rate on $75,000 of floating-rate debt through May 2001, $20,000 of floating-rate debt through November 2002, $30,000 through February 2003, $15,000 through September 2004 and $10,000 through October 2004 (38.9% of total debt). As a result, for the foreseeable future, increases in interest expense resulting from increasing inflation are anticipated to be less than future increases in income before interest and general and administrative expenses.

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

     The Company's interest rate risk is monitored using a variety of techniques. The following table presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. The interest rate shown for the variable rate LIBOR debt is the effective rate, which includes the effect of the Company's interest rate swaps on $150,000 of these borrowings.
                                                               Esti-
                                                               mated
                                                There-         Fair
                    2001   2002    2003   2004  after   Total  Value
                   ------------- --------------------- ------- ------

Fixed-rate debt .  $  --    --    66,131  7,454 97,146 170,731174,655
Average
 interest
 rate at
 December 31,
 2000 . . . . . .     --    --      7.5%   7.7%   7.8%    7.6%   7.6%

Variable-rate
 LIBOR debt . . .     --    --   165,000   --     --   165,000165,000
Average in-
 terest rate at
 December 31,
 2000 . . . . . .     --    --      7.8%   --     --      7.8%   7.8%
Variable-rate
 TENR debt. . . .     --  50,250     --    --     --    50,250 50,250
Average in-
 terest rate at
 December 31,
 2000 . . . . . .    --     5.6%     --    --     --      5.6%   5.6%
                  -------------- --------------------- --------------
    Total . . . . $  --   50,250 231,131  7,454 97,146 385,981389,905
                  ============== ===================== ==============

     The table incorporates only those exposures that exist as of December 31, 2000; it does not consider those exposures or positions which could arise after that date. Moreover, because there were no firm commitments to actually sell these instruments at fair value at December 31, 2000, the information presented herein is merely an estimate and has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and future changes in the level of interest rates.

     The following summarizes certain information pursuant to interest rate limitation and swap contracts at December 31, 2000.

                                     Cumula- Approximate  Approximate
         Fixed            Remaining   tive   Liability at Liability at
Notional Rate   Term of   Contract    Cash   December 31, January 31,
Amount    (1)   Contract  Maturity  Paid, Net  2000 (2)    2001 (2)
-------- ------ --------  --------- --------- ------------ -----------
$ 75,000 7.112%   1 year    5/10/01     $230          262         393
  10,000 6.216%  5 years    11/1/02      157           93         196
  10,000 6.029%  5 years    11/1/02       98           59         163
  20,000 6.145%  5 years    2/15/03      244          198         421
  10,000 6.070%  5 years    2/18/03      101           84         197
  15,000 6.405%  5 years    9/20/04       38          342         563
  10,000 6.438%  5 years    10/4/04       25          239         388
--------                                ----        -----       -----
$150,000                                $893        1,277       2,321
========                                ====        =====       =====

(1) The fixed rate for the swaps includes the swap spread (the risk component added to the Treasury yield to determine a fixed rate; excludes lender's spread).

(2) Represents the approximate amount which the Company would have paid as of December 31, 2000 and January 31, 2001 to terminate these contracts. This amount is not recorded as a liability in the accompanying Balance Sheet as of December 31, 2000.

(3) Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") as clarified by Statement of Financial Accounting Standards No. 138 on the same subject, became effective for all fiscal quarters for fiscal years beginning after June 15, 2000. Among other things, the new statement requires that the values of the derivative contracts be included as assets or liabilities in the balance sheet, that changes in the values of these contracts be included in comprehensive income, and that any portion of such change in values which is not an effective hedge be included in net income.

The Company has determined that the $150,000 notional amount of interest rate swaps were, except for $62, effective hedges of interest rate risk in the twelve months ended December 31, 2000. The Company adopted SFAS
No. 133 on January 1, 2001 and anticipates that at least with respect to its current interest rate swap agreements, the adoption of this statement will have no material impact on the Company's financial statements. The $1,277 value of the Company's existing rate swap agreements will be recorded on January 1, 2001 as a liability and an element of "Other comprehensive income" in the Shareholders' equity section of the Company's Balance Sheet.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   AMLI RESIDENTIAL PROPERTIES TRUST

                                 INDEX


                                                               PAGE
                                                               ----

Independent Auditors' Report. . . . . . . . . . . . . . .        53

Consolidated Balance Sheets, December 31, 2000 and 1999 .        54

Consolidated Statements of Operations, years ended
  December 31, 2000, 1999 and 1998. . . . . . . . . . . .        56

Consolidated Statements of Shareholders' Equity,
  years ended December 31, 2000, 1999 and 1998. . . . . .        58

Consolidated Statements of Cash Flows, years ended
  December 31, 2000, 1999 and 1998. . . . . . . . . . . .        60

Notes to Consolidated Financial Statements. . . . . . . .        62


                                                           SCHEDULE
                                                           --------

Consolidated Real Estate and Accumulated Depreciation . .       III


SCHEDULES NOT FILED:

All schedules other than those indicated in the above index have been omitted as the required information is inapplicable.

                     INDEPENDENT AUDITORS' REPORT


The Board of Trustees and Shareholders
AMLI Residential Properties Trust:


We have audited the accompanying consolidated balance sheets of AMLI Residential Properties Trust (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the management of the Company. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






                                                KPMG LLP


Chicago, Illinois
February 24, 2001


                                      AMLI RESIDENTIAL PROPERTIES TRUST

                                         CONSOLIDATED BALANCE SHEETS

                                         DECEMBER 31, 2000 AND 1999
                                  (Dollars in thousands, except share data)
                                                                              2000             1999
                                                                            --------         --------
ASSETS:

Rental apartments:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 91,242           87,903
  Depreciable property. . . . . . . . . . . . . . . . . . . . . . . .        604,081          566,509
                                                                            --------         --------
                                                                             695,323          654,412
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . .        (94,590)         (82,626)
                                                                            --------         --------
                                                                             600,733          571,786

Rental property held for sale, net of accumulated depreciation. . . .          --              19,784

Land and properties under development . . . . . . . . . . . . . . . .         53,022           47,314

Investments in partnerships . . . . . . . . . . . . . . . . . . . . .        166,569          107,518

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .          5,106            2,318
Deferred expenses, net. . . . . . . . . . . . . . . . . . . . . . . .          3,425            3,377
Security deposits . . . . . . . . . . . . . . . . . . . . . . . . . .          1,455            1,541
Notes receivable from and advances to Service Companies . . . . . . .          4,857           35,717
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         30,824           15,263
                                                                            --------         --------
          Total assets. . . . . . . . . . . . . . . . . . . . . . . .       $865,991          804,618
                                                                            ========         ========





                                      AMLI RESIDENTIAL PROPERTIES TRUST

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED


                                                                              2000             1999
                                                                            --------         --------
LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:

Debt (note 5) . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $385,981          369,541
Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . .          1,783            1,743
Accrued real estate taxes payable . . . . . . . . . . . . . . . . . .         10,806            9,999
Construction costs payable. . . . . . . . . . . . . . . . . . . . . .          1,501            2,068
Security deposits and prepaid rents . . . . . . . . . . . . . . . . .          2,507            2,807
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .          3,937            3,606
                                                                            --------         --------
     Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .        406,515          389,764
                                                                            --------         --------
Commitments and contingencies (note 8)

Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . .         59,537           57,813
                                                                            --------         --------

SHAREHOLDERS' EQUITY:

Series A Cumulative Convertible Preferred shares of beneficial interest, $0.01 par value, 1,500,000 authorized, 1,200,000 issued and 350,000 and 850,000 outstanding, respectively (aggregate
  liquidation preference of $7,073 and $17,162, respectively) . . . .              4                9

Series B Cumulative Convertible Preferred shares of beneficial interest, $0.01 par value, 3,125,000 authorized, issued and outstanding (aggregate liquidation preference of $76,469 and $76,438,
  respectively) . . . . . . . . . . . . . . . . . . . . . . . . . . .             31               31

Shares of beneficial interest, $0.01 par value, 145,375,000
  authorized, 17,849,504 and 16,996,138 common shares
  issued and outstanding, respectively. . . . . . . . . . . . . . . .            178              170
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . .        427,939          421,989
Employees' and trustees' notes. . . . . . . . . . . . . . . . . . . .        (12,231)         (12,000)
Dividends paid in excess of earnings. . . . . . . . . . . . . . . . .        (15,982)         (53,158)
                                                                            --------         --------
    Total shareholders' equity. . . . . . . . . . . . . . . . . . . .        399,939          357,041
                                                                            --------         --------
    Total liabilities and shareholders' equity. . . . . . . . . . . .       $865,991          804,618
                                                                            ========         ========

                        See accompanying notes to consolidated financial statements.

                                      AMLI RESIDENTIAL PROPERTIES TRUST

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                  (Dollars in thousands, except share data)

                                                             2000             1999            1998
                                                           --------         --------        --------
Revenues:
  Property:
    Rental. . . . . . . . . . . . . . . . . . . . .        $106,364          108,268         101,892
    Other . . . . . . . . . . . . . . . . . . . . .           6,525            6,686           5,937
  Interest and share of income (loss) from
    Service Companies . . . . . . . . . . . . . . .           5,022            3,062           2,760
  Other interest. . . . . . . . . . . . . . . . . .           1,403            1,683           1,272
  Income from partnerships. . . . . . . . . . . . .           6,787            4,283           2,169
  Other . . . . . . . . . . . . . . . . . . . . . .           5,645            5,126           3,323
                                                           --------         --------        --------
          Total revenues. . . . . . . . . . . . . .         131,746          129,108         117,353
                                                           --------         --------        --------

  Expenses:
    Property:
      Personnel . . . . . . . . . . . . . . . . . .          11,033           10,927          10,073
      Advertising and promotion . . . . . . . . . .           2,371            2,597           2,982
      Utilities . . . . . . . . . . . . . . . . . .           3,316            3,643           4,272
      Building repairs and maintenance and services           5,687            6,335           6,378
      Landscaping and grounds maintenance . . . . .           2,365            2,473           2,298
      Real estate taxes . . . . . . . . . . . . . .          13,386           13,266          12,539
      Insurance . . . . . . . . . . . . . . . . . .             906              816             841
      Property management fees. . . . . . . . . . .           2,822            2,875           2,698
      Other operating expenses. . . . . . . . . . .           1,502            1,416           1,512
    Interest. . . . . . . . . . . . . . . . . . . .          24,695           22,201          20,263
    Amortization of deferred costs. . . . . . . . .             434              410             465
    Depreciation. . . . . . . . . . . . . . . . . .          19,558           18,194          17,963
    General and administrative. . . . . . . . . . .           3,756            4,042           3,993
                                                           --------         --------        --------
          Total expenses. . . . . . . . . . . . . .          91,831           89,195          86,277
                                                           --------         --------        --------
Income before gains on sales and minority
  interest. . . . . . . . . . . . . . . . . . . . .          39,915           39,913          31,076
Gains on sales of residential properties,
  including share of gains on sales of
  partnership properties of $6,800 and
  $1,663 in the years ended December 31, 2000
  and 1999, respectively. . . . . . . . . . . . . .          50,180           21,158           3,621
                                                           --------         --------        --------




                                      AMLI RESIDENTIAL PROPERTIES TRUST

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED


                                                             2000             1999            1998
                                                           --------         --------        --------

Income before minority interest . . . . . . . . . .          90,095           61,071          34,697
Minority interest . . . . . . . . . . . . . . . . .          13,562            9,333           4,997
                                                           --------         --------        --------
          Net income. . . . . . . . . . . . . . . .          76,533           51,738          29,700

Less income attributable to preferred shares. . . .           7,057            7,281           4,875
                                                           --------         --------        --------
          Net income attributable to
            common shares . . . . . . . . . . . . .        $ 69,476           44,457          24,825
                                                           ========         ========        ========

Net income per common share - basic . . . . . . . .        $   4.00             2.63            1.49
                                                           ========         ========        ========

Net income per common share - diluted . . . . . . .        $   3.59             2.46            1.49
                                                           ========         ========        ========

Dividends declared and paid per common share. . . .        $   1.87             1.81            1.77
                                                           ========         ========        ========





















                        See accompanying notes to consolidated financial statements.

                                        AMLI RESIDENTIAL PROPERTIES TRUST

                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                             (Dollars in thousands)


                                Shares of Beneficial Interest              Employees' Dividends
                              ---------------------------------  Additional   and      Paid in
                                Preferred     Common              Paid-in  Trustees'  Excess of
                                 Shares       Shares     Amount   Capital    Notes     Earnings    Total
                               -----------  ----------   ------  --------- ---------  ---------  ---------

Balance at December 31, 1997. .  1,100,000  16,577,580     $177    341,148    (6,924)   (63,962)   270,439

  Shares issued in connection
    with:
     Class B Preferred shares
       offering . . . . . . . .  3,125,000       --          31     74,125     --         --        74,156
     Executive Share Purchase
       Plan . . . . . . . . . .      --         43,153        1        971     --         --           972
     Options exercised. . . . .      --          1,666      --          34     --         --            34
  Employees' and Trustees'
    notes, net of repayments. .      --          --         --       --       (3,744)     --        (3,744)
  Units converted to shares . .      --         32,756      --         671     --         --           671
  Reallocation of minority
    interest. . . . . . . . . .      --          --         --       3,354     --         --         3,354
  Dividends paid in excess
    of earnings . . . . . . . .      --          --         --       --        --        (3,028)    (3,028)
                                ----------  ----------     ----    -------   -------    -------    -------
Balance at December 31, 1998. .  4,225,000  16,655,155      209    420,303   (10,668)   (66,990)   342,854

  Shares issued in connection
    with:
     Executive Share Purchase
       Plan . . . . . . . . . .      --         37,271      --         779      --         --          779
  Employees' and Trustees'
    notes, net of repayments. .      --           --        --         --     (1,332)      --       (1,332)
  Units converted to shares . .      --         53,712        1        821      --         --          822
  Preferred shares converted
    to common shares. . . . . .   (250,000)    250,000      --         --       --         --        --
  Reallocation of minority
    interest. . . . . . . . . .      --           --        --          86      --         --           86
  Earnings in excess of
    dividends paid. . . . . . .      --           --        --        --        --       13,832     13,832
                                ----------  ----------     ----    -------   -------    -------    -------




                                        AMLI RESIDENTIAL PROPERTIES TRUST

                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - CONTINUED



                                Shares of Beneficial Interest              Employees' Dividends
                              ---------------------------------  Additional   and      Paid in
                                Preferred     Common              Paid-in  Trustees'  Excess of
                                 Shares       Shares     Amount   Capital    Notes     Earnings    Total
                               -----------  ----------   ------  --------- ---------  ---------  ---------

Balance at December 31, 1999. .  3,975,000  16,996,138      210    421,989   (12,000)   (53,158)   357,041

  Shares issued in connection
    with:
     Executive Share Purchase
       Plan . . . . . . . . . .      --         11,421      --         249      --         --          249
     Options exercised. . . . .      --          8,167      --         168      --         --          168
  Employees' and Trustees'
    notes, net of repayments. .      --           --        --        --        (231)      --         (231)
  Units converted to shares . .      --        333,778        3      5,711      --         --        5,714
  Preferred shares converted
    to common shares. . . . . .   (500,000)    500,000      --        --        --         --         --
  Reallocation of minority
    interest. . . . . . . . . .      --           --        --        (178)     --         --         (178)
  Earnings in excess of
    dividends paid. . . . . . .      --           --        --        --       --        37,176     37,176
                                ----------  ----------     ----    -------   -------    -------    -------

Balance at December 31, 2000. .  3,475,000  17,849,504     $213    427,939   (12,231)   (15,982)   399,939
                                ==========  ==========     ====    =======   =======    =======    =======















                          See accompanying notes to consolidated financial statements.

                                      AMLI RESIDENTIAL PROPERTIES TRUST

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                           (Dollars in thousands)

                                                             2000             1999            1998
                                                          ---------        ---------       ---------

Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . . . . .        $ 76,533           51,738          29,700
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization. . . . . . . . .          19,992           18,604          18,428
     Cash distributions from partnerships in excess
       of share of income . . . . . . . . . . . . .           4,445            4,978           2,382
     Gains on sales of residential properties . . .         (43,380)         (21,158)         (3,621)
     Gains on sales of land parcels . . . . . . . .            (130)            (281)          --
     Share of partnership gains on sales of
       residential properties . . . . . . . . . . .          (6,800)          (1,663)          --
     (Income) loss from Service Companies . . . . .            (428)           1,254             134
     Minority interest. . . . . . . . . . . . . . .          13,562            9,333           4,997
     Other. . . . . . . . . . . . . . . . . . . . .           --                 129           --
  Changes in assets and liabilities:
    Increase in deferred expenses . . . . . . . . .            (639)            (966)           (113)
    Decrease in security deposits . . . . . . . . .              86              143             137
    (Increase) decrease in other assets . . . . . .          (5,497)             955          (2,382)
    Increase (decrease) in accrued real estate taxes            454              (33)            467
    Increase (decrease) in accrued interest payable              40             (427)            781
    (Decrease) increase in tenant security deposits
      and prepaid rents . . . . . . . . . . . . . .            (300)            (613)            698
    Increase in other liabilities . . . . . . . . .             331              510             118
                                                          ---------        ---------       ---------
          Net cash provided by operating activities          58,269           62,503          51,726
                                                          ---------        ---------       ---------
Cash flows from investing activities:
  Net cash proceeds from sales of residential
    properties less $14,444 cash in deferred
    exchange escrow at December 31, 2000  . . . . .          85,480           49,114          10,263
  Net cash proceeds from sales of land parcels. . .             305            1,451           --
  Investments in partnerships . . . . . . . . . . .         (52,976)         (30,800)         (4,526)
  Share of partnership net cash proceeds from
    sales of residential properties . . . . . . . .           5,904            3,250           --




                                      AMLI RESIDENTIAL PROPERTIES TRUST

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                             2000            1999             1998
                                                          ---------        ---------       ---------

  Repayments from (advances to) affiliates. . . . .          36,484           (7,161)        (10,440)
  Earnest money deposits. . . . . . . . . . . . . .             792             (696)           (447)
  Acquisition properties. . . . . . . . . . . . . .         (63,918)            (762)        (74,069)
  Capital expenditures - rehabs . . . . . . . . . .          (7,459)          (6,779)           (472)
  Capital expenditures - other. . . . . . . . . . .          (4,688)          (4,366)         (3,991)
  Properties under development, net of co-investors'
    share of costs. . . . . . . . . . . . . . . . .         (25,805)         (25,365)        (36,368)
  (Decrease) increase in construction costs payable            (567)             100          (6,436)
                                                          ---------        ---------       ---------
          Net cash used in investing activities . .         (26,448)         (22,014)       (126,486)
                                                          ---------        ---------       ---------

Cash flows from financing activities:
  Debt proceeds, net of financing costs . . . . . .         404,500          265,234         402,355
  Debt repayments . . . . . . . . . . . . . . . . .        (388,060)        (263,064)       (361,599)
  Proceeds from preferred shares offering,
    net of issuance costs . . . . . . . . . . . . .           --               --             74,160
  Proceeds from issuance of Executive Share
    Purchase Plan Shares and Option Plan shares,
    net of Employees' and Trustees' notes . . . . .             186             (547)         (2,664)
  Distributions to partners . . . . . . . . . . . .          (6,302)          (6,434)         (5,894)
  Dividends paid. . . . . . . . . . . . . . . . . .         (39,357)         (37,906)        (32,728)
                                                          ---------        ---------       ---------
          Net cash (used in) provided by
            financing activities. . . . . . . . . .         (29,033)         (42,717)         73,630
                                                          ---------        ---------       ---------
Net increase (decrease) in cash and cash equivalents          2,788           (2,228)         (1,130)
Cash and cash equivalents
  at beginning of year. . . . . . . . . . . . . . .           2,318            4,546           5,676
                                                          ---------        ---------       ---------
Cash and cash equivalents
  at end of year. . . . . . . . . . . . . . . . . .       $   5,106            2,318           4,546
                                                          =========        =========       =========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest,
    net of amount capitalized . . . . . . . . . . .       $  24,655           22,628          19,482
                                                          =========        =========       =========


                        See accompanying notes to consolidated financial statements.

                   AMLI RESIDENTIAL PROPERTIES TRUST

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
               (Dollars in thousands, except share data)


1.   ORGANIZATION AND BASIS OF PRESENTATION

     ORGANIZATION

     AMLI Residential Properties Trust ("AMLI" or the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), was formed on February 15, 1994 to continue and expand the multifamily property businesses previously conducted by Amli Realty Co. ("ARC") and its affiliates. The Company is the sole general partner of AMLI Residential Properties, L.P. (the "Operating Partnership") in which it holds an 87% interest. All the properties and property interests are owned and operated through the Operating Partnership. The Company and its affiliates develop, acquire, lease, manage and hold for investment upscale residential apartment communities. At December 31, 2000, the Company owned or has ownership interest in 67 stabilized apartment communities containing 26,147 apartment units, and has under development or in lease-up 2,845 apartment homes. The Company qualifies as a REIT for Federal income tax purposes.

     BASIS OF PRESENTATION

     The accompanying consolidated financial statements are prepared using accounting principles generally accepted in the United States of America, and include the accounts of the Company and the Operating Partnership. Limited partnership interests in the Operating Partnership ("OP Units") are convertible into common shares of the Company on a one-for-one basis, subject to certain limitations (see note 7).

     AMLI Management Company ("AMC"), AMLI Corporate Homes ("ACH"), a division of AMC, AMLI Institutional Advisors, Inc. ("AIA"), AMLI Residential Construction, LLC ("Amrescon"), successor to AMLI Residential Construction, Inc., and AMLI Landscape Co., a division of Amrescon, (the "Service Companies") provide services to the Company's wholly-owned properties as well as to properties owned by or joint ventured with third parties. AMLI's investments in the Service Companies are accounted for using the equity method.

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


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     REAL ESTATE ASSETS AND DEPRECIATION

     Real estate assets are stated at cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred; replacements having an estimated useful life of at least one year and betterments are capitalized and depreciated over their estimated useful lives.
Depreciation is computed on a straight-line basis over useful lives of the properties (buildings and related land improvements -- 40 years; furniture, fixtures and equipment -- 5 - 15 years). Twelve apartment communities having an original undepreciated cost of $281,852 are pledged to secure debt (see note 5).

                   AMLI RESIDENTIAL PROPERTIES TRUST

     In September 1998, AMLI initiated its first community rehab since its Initial Offering by commencing the rehab of AMLI at Riverbend in Indianapolis. During 1999, the company commenced the rehab of three additional communities (AMLI at Spring Creek, Atlanta, AMLI of North Dallas and AMLI at Valley Ranch, Dallas). Through December 31, 2000, the Company has spent $14,710 on rehab of these four communities. Rehab is a capital improvement program involving significant repairs, replacements and improvements at an aggregate cost of at least the greater of $3.0 per apartment home or 5% of the value of the entire apartment community. All costs (except costs to routinely paint the interiors of units at turnover) associated with a rehab will be capitalized and depreciated over their policy lives. To the extent a cost would have been expensed had it not been incurred pursuant to a rehab (pavement re-surfacing, exterior painting, vinyl replacement are the primary such costs), such costs will be depreciated over fifteen years.

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

     Regardless of whether 95% occupancy is achieved, a community or new phase will be reported as "Rental apartments" no later than six months following substantial completion of construction.

     During 1999 and 2000, the Company acquired fourteen land parcels for development for a total cost of $45,424. The sites are located in Georgia, Texas, Illinois, Indiana and Kansas. The Company has commenced construction on seven of these sites in 1999 and 2000. The Company anticipates commencing construction on the remaining sites in 2001 and 2002. At December 31, 2000, the Company's properties under development include parcels of land in the development planning stage as follows:

                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                  Number   Number           Total
                                                                    of       of            Expended
Community                         Location                        Acres    Units         thru 12/31/00
---------                         --------                        ------   ------        -------------

WHOLLY-OWNED:

LAND HELD FOR DEVELOPMENT (1):
 AMLI:
  at Champions II                 Houston, TX                         14      288             $ 3,007
  at Mesa Ridge                   Ft. Worth, TX                       27      520               4,514
  at Fossil Lake                  Ft. Worth, TX                       19      324               3,362
  at Fossil Lake II               Ft. Worth, TX                       15      240               2,389
  at Prairie Lakes I              Noblesville, IN                     17      228               1,055
  at Prairie Lakes II-IV          Noblesville, IN                    103    1,100               5,496
  at Anderson Mill                Austin, TX                          39      520               4,275
  at Downtown Austin              Austin, TX                           2      218               7,166
  at Parmer Park                  Austin, TX                          28      480               3,665
  at Vista Ridge                  Lewisville, TX                      15      340               3,190
  at Westwood Ridge               Overland Park, KS                   30      428               3,237
  at Lexington Farms II           Overland Park, KS                    7      104                 723
  at Seven Bridges                Woodridge, IL                       13      520               6,176
  at Carmel Center                Carmel, IN                          15      322               4,767
                                                                     ---    -----            --------

    Total wholly-owned land held for development                     344    5,632            $ 53,022
                                                                     ===    =====            ========


   (1)  Except for AMLI at Prairie Lakes and AMLI at Lexington Farms II, all properties are anticipated to be developed in partnership with one or more institutional investors.


                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                                                                             Total
                                                     Number     Number       Total         Estimated
                                                       of         of        Expended       Costs Upon
Community                         Location           Acres      Units     thru 12/31/00    Completion
---------                         --------           ------     ------    -------------    ----------
CO-INVESTMENTS
(Company ownership percentage):

 DEVELOPMENT COMMUNITIES:
 AMLI:
  at Mill Creek (25%)             Gwinnett County, GA     33        400       $ 18,286         27,100
  at Park Bridge (25%)            Alpharetta, GA          35        352         23,836         24,600
  at Milton Park (25%)            Alpharetta, GA          21        461          5,889         34,700
  at Peachtree City II (20%)      Peachtree City, GA      21        216          5,232         20,200
  at King's Harbor (25%)          Houston, TX             15        300         12,211         19,800
  at Cambridge Square (30%)       Overland Park, KS       21        408          6,544         32,200
  at Castle Creek (40%)           Indianapolis, IN        16        276         20,347         20,700
  at Summit Ridge (25%)           Lee's Summit, MO        24        432         27,714         29,300
                                                         ---      -----       --------       --------

        Total co-investment
         development communities                         186      2,845       $120,059        208,600
                                                         ===      =====       ========       ========

    Total wholly-owned
      and co-investments                                 530      8,477       $173,081
                                                         ===      =====       ========





                   AMLI RESIDENTIAL PROPERTIES TRUST

     INTEREST AND REAL ESTATE TAX CAPITALIZATION

     Interest and real estate taxes incurred during the construction period are capitalized and depreciated over the lives of the constructed assets. During the years ended December 31, 2000, 1999 and 1998, total interest capitalized was $5,464, $4,749 and $5,695, respectively. Net of amounts capitalized, total interest incurred during the years ended December 31, 2000, 1999 and 1998 aggregated $24,695, $22,201 and $20,263, respectively.

                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     ACQUISITION

     The table below summarizes the properties acquired by the Company during 1998-2000:

                                                 Year
                                      Number     Com-
                                       of       pleted      Date       Purchase                Total
Community           Location          Units      (1)       Acquired     Price        Debt      Equity
---------           --------         --------  --------    --------    --------     ------    --------
WHOLLY-OWNED:
AMLI:
 at Clairmont . .   Atlanta, GA           288      1988     1/21/98     $18,400     12,880       5,520
 at Eagle Creek .   Indianapolis, IN      240      1998    10/27/98      16,450       --        16,450
 at Lexington
   Farms. . . . .   Overland Park, KS     404      1998    10/27/98      31,700       --        31,700
 at Centennial
   Park . . . . .   Overland Park, KS     170      1998    10/28/98      16,250       --        16,250
 at Towne Creek
   (2)(3) . . . .   Gainesville, GA       150      1989      2/8/00       6,617       --         6,617
 at StoneHollow
   (2). . . . . .   Austin, TX            606      1997      2/3/00      36,806       --        36,806
 at Western Ridge
   (2). . . . . .   Houston, TX           318      2000    12/28/00      20,000       --        20,000
                                       ------                          --------     ------     -------
    Total wholly-owned                  2,176                           146,223     12,880     133,343
                                       ------                          --------     ------     -------
CO-INVESTMENTS
(Company ownership
percentage):
AMLI:
 on Spring Mill
  (20% residual)
  (4) . . . . . .   Indianapolis, IN      400      1999     6/30/99      29,475      --         29,475
 at Prestonwood
  Hills (45%) . .   Dallas, TX            272      1997     8/12/99      17,650     11,649       6,001
 at Windward Park
  (45%) . . . . .   Alpharetta, GA        328      1999     8/26/99      27,485     18,183       9,302
 at Oak Bend
  (40%) . . . . .   Lewisville, TX        426      1997    10/26/99      25,250     18,834       6,416





                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                 Year
                                      Number     Com-
                                       of       pleted      Date       Purchase                Total
Community           Location          Units      (1)       Acquired     Price        Debt      Equity
---------           --------         --------  --------    --------    --------     ------    --------
 Midtown (45%). .   Houston, TX           419      1998     1/13/00      33,250     21,945      11,305
 on Frankford
  (45%) . . . . .   Dallas, TX            582      1998     6/27/00      38,819     25,710      13,109
 at Peachtree
  City I (20%)
  (5) . . . . . .   Fayette County,
                      GA                  312      1998     6/29/00      28,630       --        28,630
 at Scofield Ridge
  (45%) . . . . .   Austin, TX            487      2000     8/15/00      37,300     24,618      12,682
 at Breckinridge
  Point (45%) . .   Richardson, TX        440      1999     9/11/00      33,500     22,110      11,390
 at Lowry Estates
  (50%) . . . . .   Denver, CO            414      2000    12/19/00      51,200     33,900      17,300
 at Towne Square
  (45%) . . . . .   Houston, TX           380      1999    12/28/00      32,500     21,450      11,050
                                       ------                          --------    -------     -------
      Total co-investments              4,460                           355,059    198,399     156,660
                                       ------                          --------    -------     -------
      Total wholly-owned and
        co-investments                  6,636                          $501,282    211,279     290,003
                                       ======                          ========    =======     =======

   (1)  These acquisitions, coupled with new development and the dispositions of selected older communities, have decreased the weighted average age of AMLI's wholly-owned and co-investment portfolio of apartment homes to 6.2 years.

   (2)  These acquisitions completed deferred third party exchanges for Federal income tax purposes.

   (3)  The Company acquired the 99% interest in the community that it did not already own.  This property is a leasehold interest subject to a ground lease.  The company anticipates that the fee ownership of the underlying land will be contributed on March 30, 2001 to the Company in exchange for approximately 40,000 OP Units.

   (4)  The Company paid $1.3 million for the general partnership interest in this partnership.

   (5)  The Company's 20% interest in AMLI at Peachtree City I is a result of the Company's sale of an 80%
interest in this property.

                   AMLI RESIDENTIAL PROPERTIES TRUST

     DISPOSITION

     The Company selectively sells properties and reinvests the proceeds in new communities to continually improve the quality of its portfolio and increase the potential for growth in net operating income. The gains on sales of residential communities are reported separately in the accompanying Statements of Operations and neither the properties' selling prices nor related gains are included in revenues in the accompanying consolidated Statements of Operations. Incentive compensation in the form of a promoted interest that is paid to the Company from sales proceeds is included in revenues in the accompanying Statements of Operations.

                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

    The table below summarizes the properties sold by the Company during 1998-2000.
                                                                                                   Net
                                                                                                Operating
                                                                                                Income in
                                                                                                 Twelve
                                                                                                 Months
                                                         Costs                                 Immediately
                                       Year              Before                                  Prior to
                            Number   Acquired/   Date    Depre-     Sale      Net                Date of
Community     Location     of Units  Developed   Sold    ciation    Price   Proceeds  Gain (5)    Sale
---------     --------     --------  --------- --------  --------  -------- --------  -------- -----------
WHOLLY-OWNED:
AMLI at:

 Reflections  Euless, TX        212     1994   12/30/98   $ 7,737    10,400   10,263     3,621         811

 Park SheridanChicago, IL       253     1989   10/12/99    11,186    23,500   23,088    15,102       1,586

 Crown Colony Topeka, KS        220     94/97  10/14/99    10,239    11,288   11,194     1,959       1,027

 Sherwood     Topeka, KS        300     1994   10/14/99    14,130    14,962   14,832     2,434       1,560

 Sope Creek
 (1)          Marietta, GA      695   82/83/95   2/3/00    27,604    42,500   42,105    22,316       4,014

 Peachtree
 City I (2)   Fayette County,
              GA                312     1998    6/29/00    16,062    22,904   22,757     8,151       2,084

 the Arbore-
 tum and      Austin, TX        591     1986    12/6/00    28,074    35,650   35,062    12,914       3,029
 Martha's
 Vineyard (3)                           1992   12/21/00
                              -----                       -------   -------  -------   -------     -------
    Total wholly-owned        2,583                       115,032   161,204  159,301    66,497      14,111
                              -----                       -------   -------  -------   -------     -------




                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                                                                                   Net
                                                                                                Operating
                                                                                                Income in
                                                                                                 Twelve
                                                                                                 Months
                                                         Costs                                 Immediately
                                       Year              Before                                  Prior to
                            Number   Acquired/   Date    Depre-     Sale      Net                Date of
Community     Location     of Units  Developed   Sold    ciation    Price   Proceeds  Gain (5)    Sale
---------     --------     --------  --------- --------  --------  -------- --------  -------- -----------
CO-INVESTMENTS
(Company owner-
ship percentage):
AMLI at:
 Prairie Court
   (1%)       Chicago, IL       125     1987    8/16/99     9,129    13,500   12,850     6,717         911

 Park Place
   (25%)      Austin, TX        588     1994   12/15/99    21,419    25,750   24,832     6,001       2,396

 Pleasant Hill
  (40%) (4)   Atlanta, GA       502     1996    9/28/00    26,445    39,104   37,983    13,829       3,382
                              -----                      --------   -------  -------   -------     -------
      Total co-investments    1,215                        56,993    78,354   75,665    26,547       6,689
                              -----                      --------   -------  -------   -------     -------
      Total wholly-owned
        and co-investments    3,798                      $172,025   239,558  234,966    93,044      20,800
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

    (3)   The net proceeds from these sales were used toward the acquisitions of AMLI at Western Ridge in
December 2000 and AMLI at Gateway Park, a 328-unit property located in Denver, Colorado, in January 2001, in completion of deferred third party exchanges for Federal income tax purposes.

    (4)   The Company's $6,800 share of the gain is included in "Gains on sales of residential properties" in the accompanying Consolidated Statements of Operations.  Incentive compensation of $1,181 in the form of a promoted interest was paid to the Company from the sale proceeds and is included in "Other income" in the accompanying
Consolidated Statements of Operation.

    (5)   Gains on sales of co-investment properties are shown net of disposition fees paid to the Company by the co-investment partnerships.

                   AMLI RESIDENTIAL PROPERTIES TRUST

     In addition, the Company sold land parcels of 1.6 acres and 19.7 acres resulting in gains on sales of $130 and $281 in 2000 and 1999, respectively.

     Revenue Recognition

     Rental revenues -- the Company leases its residential properties pursuant to operating leases with terms generally of six or twelve months. Rental income is recognized when earned; this method approximates recognition using the straight-line method over the related lease term. At December 31, 2000, apartment leases in effect provide for annual rentals aggregating approximately $110,753.

     Income from partnerships -- the Operating Partnership is entitled to shares of cash flow or liquidation proceeds in excess of its stated ownership percentages based on returns to its partners in excess of specified rates. The Company receives a share of income equal to its share of cash flow in excess of its ownership interest. This income is included in share of income from co-investment partnerships in the accompanying Statements of Operations. In addition, the Company received $1,181 and $554 share of net sale proceeds in excess of its ownership interest from sales of AMLI at Pleasant Hill and AMLI at Prairie Court in 2000 and 1999, respectively. Such income attributable to the Company's "promoted interest" (its share that exceed its pro rata share based on its invested capital) is reported in total revenues as other income in the accompanying Statements of Operations.

     Development fees -- the Company receives development fees from co-investment partnerships during the development period. These fees, net of related personnel costs, are recognized over the development period using the percentage of completion method. Such fees, net of intercompany eliminations to the extent of the Company's ownership interest in the co-investment partnerships, totaled $1,904, $2,692 and $2,526 and were included in other income in the accompanying Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998, respectively.

     Fair Values

     The estimated fair values of the Company's financial instruments presented in these Notes to Consolidated Financial Statements have been determined by management based on pertinent information available as of December 31, 2000 and 1999, using appropriate methodologies. These estimates are not necessarily indicative of the amounts the Company could ultimately realize.

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

     At December 31, 2000, the fair value of the Company's fixed-rate mortgage indebtedness is $174,655, which is $3,924 greater than its carrying value for financial reporting purposes. The Company's liability under interest rate limitation contracts with no carrying value in the accompanying Balance Sheets has an aggregate approximate fair value of $1,277 at December 31, 2000.

                   AMLI RESIDENTIAL PROPERTIES TRUST

     CASH AND CASH EQUIVALENTS

     For purposes of the Statements of Cash Flows, the Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

     DEFERRED EXPENSES AND INTEREST RATE LIMITATION CONTRACTS

     Deferred expenses consist primarily of financing costs, which are amortized using the straight-line method over the terms of the related debt. During the construction period, amortization of deferred costs relating to properties under development is capitalized and depreciated over the lives of the constructed assets. During the years ended December 31, 2000, 1999 and 1998, capitalized amortization of deferred costs was $125, $115 and $107, respectively.

     The Company uses interest rate caps and swaps to limit its exposure to increases in interest rates on its floating-rate debt. The Company does not use them for trading purposes. The interest rate swaps the Company has entered into are off-balance sheet derivatives which are accounted for as "synthetic alterations," in that the borrowings on the Company's line of credit to which they relate have floating-rate risk, and the swaps have been designated and have been effective synthetic alterations of these borrowings. Under synthetic alteration accounting, periodic contractual payments or receipts are accounted for as adjustments to interest expense. Any derivative which cannot be accounted for as a synthetic alteration (of which the Company has none at December 31, 2000) would be carried at market value in the Company's balance sheet with changes in market value recognized in non-interest income.

     At December 31, 2000, the Company was a party to various interest rate swap agreements, which require the Company to pay to or receive from counterparties on a monthly basis, the amounts, if any, by which the Company's interest cost on the fixed-rate basis differs from the interest payments it makes on certain floating-rate debt.

     The Company is exposed to credit losses in the event of non-performance by the counterparties to its interest rate swaps. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of counterparties. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts.

     The following summarizes certain information pursuant to interest rate limitation and swap contracts at December 31, 2000.

                                     Cumula-
                                      tive  Approximate  Approximate
          Fixed             Remaining Cash  Liability at Liability at
Notional  Rate   Term of    Contract  Paid, December 31, January 31,
Amount     (1)   Contract   Maturity   Net    2000 (2)    2001 (2)
--------  ------ --------   -----------------------------------------
$ 75,000  7.112%  1 year    5/10/01    $230          262         393
  10,000  6.216%  5 years   11/1/02     157           93         196
  10,000  6.029%  5 years   11/1/02      98           59         163
  20,000  6.145%  5 years   2/15/03     244          198         421
  10,000  6.070%  5 years   2/18/03     101           84         197
  15,000  6.405%  5 years   9/20/04      38          342         563
  10,000  6.438%  5 years   10/4/04      25          239         388
--------                               ----        -----       -----
$150,000                               $893        1,277       2,321
========                               ====        =====       =====

                   AMLI RESIDENTIAL PROPERTIES TRUST

(1) The fixed rate for the swaps includes the swap spread (the risk component added to the Treasury yield to determine a fixed rate; excludes lender's spread).

(2) Represents the approximate amount which the Company would have paid as of December 31, 2000 and January 31, 2001 if these contracts were terminated. This amount is not recorded as a liability in the accompanying Balance Sheet as of December 31, 2000.

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") as clarified by Statement of Financial Accounting Standards No. 138 on the same subject, became effective for all fiscal quarters for fiscal years beginning after June 15, 2000. Among other things, the new statement requires that the values of the derivative contracts be included as assets or liabilities in the balance sheet, that changes in the values of these contracts be included in comprehensive income, and that any portion of such change in values which is not an effective hedge be included in net income.

The Company has determined that the $150,000 notional amount of interest rate swaps were, except for $62, effective hedges of interest rate risk in the twelve months ended December 31, 2000. The Company adopted SFAS
No. 133 on January 1, 2001 and anticipates that, at least with respect to its current interest rate swap agreements, the adoption of this statement will have no material impact on the Company's financial statements. The $1,277 value of the Company's existing rate swap agreements will be recorded on January 1, 2001 as a liability and an element of "Other comprehensive income" in the Shareholders' equity section of the Company's Balance Sheet.

     OTHER ASSETS

     At December 31, 2000, other assets consisted primarily of $3,223 in development fees receivable from co-investment partnerships, $15,179 in escrows, primarily for a property acquired in January 2001 that completed a tax deferred third party exchange, $6,053 receivable from a co-investment partnership for 2001 acquisitions, $769 in tax escrow deposits, $1,045 in earnest money deposits, and $2,506 receivable from Company's affiliates.

     POST-RETIREMENT BENEFITS

     The Company offers no post-retirement benefits to any of its employees and has no current intention to implement any such plan.

     PER SHARE DATA

     In accordance with Statement of Financial Accounting Standards
No. 128, "Earnings Per Share," ("EPS") basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. A reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is as follows:

                   AMLI RESIDENTIAL PROPERTIES TRUST

                                     Years Ended December 31,
                              -------------------------------------
                                  2000         1999         1998
                               ----------   ----------   ----------
Net income. . . . . . . . . .  $   76,533       51,738       29,700
Less income attributable to
  preferred shares. . . . . .      (7,057)      (7,281)      (4,875)
                               ----------   ----------   ----------
Net income attributable to
  common shares - basic . . .  $   69,476       44,457       24,825
                               ==========   ==========   ==========
Net income attributable to
  common shares - diluted . .  $   76,533       51,738       24,825
                               ==========   ==========   ==========

Weighted average common
  shares - basic. . . . . . .  17,390,092   16,922,922   16,624,513
Dilutive options and other
  plan shares . . . . . . . .     144,970       55,211       65,022
Convertible Preferred
  shares. . . . . . . . . . .   3,794,672    4,020,890       (1)
                               ----------   ----------   ----------
Weighted average common
  shares - dilutive (2) . . .  21,329,734   20,999,023   16,689,535
                               ==========   ==========   ==========
Net income per share:
    Basic . . . . . . . . . .  $     4.00         2.63         1.49
    Diluted . . . . . . . . .  $     3.59         2.46         1.49
                               ==========   ==========   ==========

(1)  Anti-dilutive in 1998.
(2)  Excludes OP Units which are not dilutive.


     RECLASSIFICATIONS

     Certain amounts in the consolidated 1999 and 1998 financial statements of the Company have been reclassified to conform with the current presentation.


3.  INVESTMENTS IN PARTNERSHIPS AND SERVICE COMPANIES

     INVESTMENTS IN PARTNERSHIPS

     At December 31, 2000, the Operating Partnership was a general partner in various co-investment partnerships. The Operating Partnership and the Service Companies receive various fees for services provided to these co-investment partnerships, including development fees, construction fees, acquisition fees, property management fees, asset management fees, financing fees, administrative fees and disposition fees. The Operating Partnership is entitled to shares of cash flow or liquidation proceeds in excess of its stated ownership percentages based in part on cumulative returns to its partners in excess of specified rates. The Operating Partnership has received cash flow and has recorded operating income in excess of its ownership percentages of $1,203 for the twelve months ended December 31, 2000. Investments in partnerships at December 31, 2000 and the Company's 2000 share of income or loss from each are summarized as follows:

                                      AMLI RESIDENTIAL PROPERTIES TRUST
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                Equity                     Total     Company's   Company's
                  Company's               ------------------  Company's     Net       Share of   Share of
                  Percentage   Total               Company's  Investment   Income   Net Income   Deprecia-
Community         Ownership    Assets      Total   Share (1)     (1)       (Loss)     (Loss)       tion
---------         ----------  -------      -----   ---------  ----------   -----    ----------  ----------

AMLI:
 at Greenwood
  Forest             15%     $ 15,936      4,037        606         588        3          1            65
 at Champions
  Park               15%       11,728      2,723        409         409       23          3            52
 at Champions
  Centre             15%        8,859      2,020        303         301      (87)       (15)           38
 at Windbrooke       15%       16,221      4,383        657         657      512         77            67
 at Willeo Creek     30%       13,622      4,093      1,228       1,228      226         68           156
 at Barrett Lakes    35%       24,415      7,930      2,775       2,880      912        319           314
 at Chevy Chase      33%       41,948     12,785      4,204       4,204    2,027        726           432
 at Willowbrook      40%       35,010     10,840      4,336       4,255    1,176        470           478
 at River Park       40%       13,397      4,509      1,804       1,760      730        292           177
 at Fox Valley       25%       22,998     22,382      5,595       5,778    1,262        315           186
 at Fossil Creek     25%       20,338     19,529      4,882       4,972    1,451        363           182
 at Danada Farms     10%       45,173     19,636      1,964       1,955    1,768        177           138
 at Verandah         35%       22,618      5,093      1,825       1,882     (102)         8           396
 at Northwinds       35%       51,373     16,955      5,934       5,778    1,714        600           616
 at Regents Crest    25%       31,938     16,059      4,015       4,095      271        158           226
 at Oakhurst North   25%       41,809     40,870     10,218      10,219    1,403        351           342
 at Wells Branch     25%       33,360     32,089      8,022       7,474    2,392        598           295
 on the Parkway      25%       15,022      4,084      1,018         719       93         25           144
 on Timberglen       40%       10,476      3,610      1,465          25      (14)        37           192
 at Castle Creek     40%       20,066     19,442      7,777       7,908      192         77           204
 at Lake Clear-
  water              25%       16,210     15,763      3,941       3,993      440        110           115
 Creekside           25%       15,905     15,767      3,942       4,067      119         52            96
 at Deerfield        25%       17,143      4,223      1,053         871     (298)       (74)          147
 at Wynnewood
  Farms              25%       18,187     17,626      4,407       4,449      181         47           111




                                      AMLI RESIDENTIAL PROPERTIES TRUST
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                               Equity                      Total     Company's   Company's
                  Company's              -------------------  Company's     Net       Share of   Share of
                  Percentage   Total               Company's  Investment   Income   Net Income   Deprecia-
Community         Ownership    Assets     Total    Share (1)     (1)       (Loss)     (Loss)       tion
---------         ----------  -------     ------   ---------  ----------   -----    ----------  ----------
 at Monterey Oaks    25%       29,910     28,366      7,092       7,186      623        156           148
 at St. Charles      25%       42,059     40,366     10,092      10,098    1,119        280           259
 at Park Bridge      25%       24,136     22,352      5,588       5,678      193         48            56
 at Mill Creek       25%       20,025     17,401      4,350       4,481     (169)       (42)            9
 at Lost Mountain    75%       10,695        931        699         800     (188)      (141)          125
 on Spring Mill      20%
                  (Residual)   29,253     28,576      --          1,270    1,411      --            --
 at Prestonwood
    Hills            45%       18,015      5,935      2,688       2,681      156        117           216
 at Windward Park    45%       27,348      9,230      4,011       4,178      401        258           332
 at Summit Ridge     25%       27,714      7,538      1,884       1,665     (595)      (149)           79
 at Oak Bend         40%       25,621      5,968      2,387       2,319      183        100           264
 Midtown             45%       34,229     11,303      5,306       5,105      486        313           375
 on Frankford        45%       40,526     13,693      6,213       6,196      325        211           260
 at Peachtree
    City I           20%       29,212     29,108      5,822       3,770      902        180            80
 at Peachtree
    City II          20%        5,393      1,000        200         153    --         --            --
 at Scofield Ridge   45%       38,682     13,205      5,991       5,971      288        175           166
 at Breckinridge
    Point            45%       34,775     11,788      5,346       5,328      176        110           124
 at Cambridge
    Square           30%        6,654      5,759      1,728       1,718    --         --            --
 at Towne Square     45%       33,792     11,593      5,264       5,146      (27)       (12)           16
 at Lowry Estates    50%       52,374     18,123      9,061       8,907      (43)       (21)           41
 at King's Harbor    25%       12,217      9,888      2,472       2,383    --         --            --
 at Milton Park      25%        5,889      4,806      1,202         715    --         --            --
                           ----------    -------    -------     -------  -------     ------        ------
                            1,112,271    603,377    169,776     166,215   21,635      6,368         7,719
   Other                          720        707        354         354      741(2)     419 (2)       252
                           ----------    -------    -------     -------  -------     ------        ------
    Total                  $1,112,991    604,084    170,130     166,569   22,376      6,787         7,971
                           ==========    =======    =======     =======  =======     ======        ======

(1)  The Company's investments in partnerships differ from the Company's share of co-investment partnerships'
equity primarily due to capitalized interest on its investments in properties under development, purchase price basis differences, and the elimination of the Company's share of development fee income.  These items are amortized over forty years using the straight-line method.

(2)  Excludes gain on sale of AMLI at Pleasant Hill of $15,010 and the Company's share of such gain of $6,800, which is reported as share of a gain on sale of a residential property.

                   AMLI RESIDENTIAL PROPERTIES TRUST

     All but two debt financings have been obtained at fixed rates from various insurance companies on behalf of these co-investment partnerships. At December 31, 2000, the Company's share of co-investment debt totaled $170,654. The following summarizes co-investment debt at December 31, 2000:
                                 Out-
                               standing
                     Total        at    Company's Interest
Community          Commitment  12/31/00   Share     Rate    Maturity
---------          ----------  -------- --------- --------  --------
AMLI:
 at Champions Centre $ 6,700     6,448       967     8.93%   Jan. 2002
 at Champions Park     9,500     8,555     1,283     7.49%   Jan. 2002
 at Windbrooke        11,500    11,188     1,678     9.24%   Feb. 2002
 at Greenwood Forest  11,625    11,327     1,699     8.95%   May  2002
 at Peachtree City II 19,170     4,242       848  L+1.875%   June 2002
 at Summit Ridge      18,954    18,954     4,739   L+1.75%   Dec. 2002
 at Chevy Chase       29,767    27,844     9,189     6.67%   Apr. 2003
 at Willeo Creek      10,000     9,379     2,814     6.77%   May  2003
 at Willowbrook       24,500    23,182     9,273    7.785%   May  2003
 at Regents Crest     16,500    15,468     3,867     7.50%   Dec. 2003
 at Verandah          16,940    16,533     5,787     7.55%   Apr. 2004
 on Timberglen         6,770     6,524     2,610     7.70%   June 2004
 at Prestonwood Hills 11,649    11,504     5,210     7.17%   Aug. 2006
 at Windward Park     18,183    17,961     8,142     7.27%   Aug. 2006
 at Oak Bend          18,834    18,671     7,468     7.81%   Dec. 2006
 Midtown              21,945    21,758     9,866     7.52%   Dec. 2006
 at Deerfield         12,600    12,494     3,124     7.56%   Jan. 2007
 at Danada Farms      24,500    24,080     2,408     7.33%   Mar. 2007
 on Frankford         25,710    25,630    11,624     8.25%   June 2007
 at Breckinridge Point22,110    22,059    10,002     7.57%   July 2007
 at Scofield Ridge    24,618    24,562    11,139     7.70%   Aug. 2007
 Towne Square         21,450    21,450     9,739     7.60%   Jan. 2008
 at Lowry Estates     33,900    33,900    16,950     7.12%   Jan. 2008
 at River Park         9,100     8,762     3,505     7.75%   June 2008
 on the Parkway       10,800    10,459     2,615     6.75%   Jan. 2009
 at Barrett Lakes     16,680    16,259     5,691     8.50%   Dec. 2009
 at Northwinds        33,800    33,757    11,815     8.25%   Oct. 2010
 at Lost Mountain     10,252     8,803     6,602     6.84%   Nov. 2040
                    --------  --------   -------
    Total           $498,057   471,753   170,654
                    ========  ========   =======

     In general, these loans provide for monthly payments of principal and interest based on a 25- or 27-year amortization schedule and a balloon payment at maturity. Some loans provide for payments of interest only for an initial period, with principal amortization commencing generally within two years.

     At December 31, 1999, the Operating Partnership was a general partner in various co-investment partnerships and in one GP Property (AMLI at Towne Creek in Gainesville, Georgia), which was accounted for using the equity method. The Operating Partnership and the Service Companies receive various fees for services provided to these co-investment partnerships, including development fees, construction fees, acquisition fees, property management fees, asset management fees, financing fees, administrative fees and disposition fees. The Operating Partnership is entitled to shares of cash flow or liquidation proceeds in excess of its stated ownership percentages based in part on cumulative returns to its partners in excess of specified rates. During 1999, the Operating Partnership received $441 of cash flow in excess of its ownership percentages. Investments in partnerships at December 31, 1999 and the Company's 1999 share of income or loss from each are summarized as follows:

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




                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                              Equity                       Total      Company's   Company's
                  Company's             -------------------   Company's     Net        Share of   Share of
                  Percentage   Total              Company's   Investment   Income    Net Income   Deprecia-
Community         Ownership    Assets    Total    Share (1)      (1)       (Loss)      (Loss)      tion
-----------       ---------    ------    -----    ---------   ----------   -----     ----------   ---------

 at Monterey Oaks    25%      17,607    14,452       3,613        3,611      (18)          (4)        --
 at St. Charles      25%      39,965    33,561       8,390        8,354       33            8           35
 at Park Bridge      25%       7,988     6,921       1,730        1,755       (1)        --           --
 at Mill Creek       25%       5,707     5,541       1,385        1,409     --           --           --
 at Lost Mountain    75%       3,705       365         365          421       (1)          (1)        --
 on Spring Mill      20%
                  (Residual)  29,989    29,320        --          1,316      631         --           --
 at Prestonwood
    Hills            45%      18,407     6,273       2,851        2,844       75           53           79
 at Windward Park    45%      28,235     9,714       4,414        4,404      152           99          123
 at Summit Ridge     25%       7,198      --          --            (72)    --           --           --
 at Oak Bend         40%      25,784     6,552       2,626        2,626       59           29           65
                            --------   -------     -------      -------  -------      -------      -------

                             769,482   419,223     108,497      107,483   13,844        4,057        5,023

   GP Properties and Other       189       152          35           35      948(2)       226(2)        34
                            --------   -------     -------      -------  -------      -------      -------
    Total                   $769,671   419,375     108,532      107,518   14,792        4,283        5,057
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

     (2)   Excludes gain on sale of AMLI at Park Place of $6,001 and the Company's share of such gain of $1,663, which is reported as share of gain on sale of residential property.



                   AMLI RESIDENTIAL PROPERTIES TRUST

     INVESTMENTS IN SERVICE COMPANIES

     The Company owns 5% of the voting common stock and 100% of the non-voting preferred stock in the Service Companies, which provide property management, corporate homes administration, construction, landscaping, investment advisory and asset management services to the Company and to certain other parties. The non-voting preferred stock entitles the Company to approximately 95% of all cash distributions from the Service Companies. No dividends have been paid by the Service Companies for any of the three years ended December 31, 2000.

     Following enactment of new legislation passed to broaden a REIT's ability to provide additional services to its residents, AMLI Management Company has elected to become a taxable REIT subsidiary as of January 1, 2001. During February 2000, AMLI Management Company acquired AMLI Residential Construction, Inc. As of March 2000, the construction and landscaping operations previously carried out by AMLI Residential Construction, Inc. are now carried out by AMLI Management Company and its wholly-owned subsidiary, AMLI Residential Construction LLC.

     Summarized combined financial information of the various Service Companies at and for the years ended December 31, 2000, 1999 and 1998 follows:

                                    2000        1999        1998
                                  -------     -------     -------
        Income (1)                $21,932      16,479      12,323
        General and administrative
          expenses                (14,502)    (11,782)     (7,700)
                                  -------     -------     -------
                                    7,430       4,697       4,623

        Interest                   (4,275)     (3,748)     (2,352)
        Depreciation (2)           (2,115)     (1,616)     (1,297)
        Income taxes                 (405)         79        (362)
                                  -------     -------     -------
          Net income (loss)       $   635        (588)        612
                                  =======     =======     =======

        Total assets              $42,000      50,055      44,759
                                  =======     =======     =======

        Total liabilities         $43,290      51,553      45,981
                                  =======     =======     =======

        Total deficit             $(1,290)     (1,498)     (1,222)
                                  =======     =======     =======

        (1)  Net of construction and landscaping costs.  Includes
             $3,725 from pre-tax gains on sales of land parcels in 2000.

        (2)  Includes $668 annual amortization of goodwill each year.

                   AMLI RESIDENTIAL PROPERTIES TRUST

     Substantially all interest expense of the Service Companies results from notes payable to the Company at interest rates ranging from 9.5% to 13.0%. Interest and share of income from Service Companies as included in the accompanying Consolidated Statements of Operations is reconciled below:

                                       2000       1999      1998
                                     -------    -------    ------

   Intercompany interest expensed    $ 4,275      3,748     2,352
   Intercompany interest
     capitalized. . . . . . . . .        320        569       542
   Net income (loss). . . . . . .        635       (588)      612
   Intercompany eliminations and
     other owners' share. . . . .       (208)      (667)     (746)
                                     -------   --------  --------
   Interest and share of income
     from Service Companies . . .    $ 5,022      3,062     2,760
                                     =======   ========  ========


4.  RELATED PARTY TRANSACTIONS

     During 2000, 1999 and 1998, the Company accrued or paid to the Service Companies and partnerships other costs and expenses as follows:

                                 2000          1999         1998
                                ------        ------       ------

    Management fees             $2,822         2,875        2,698
    General contractor fees        186           433        1,167
    Interest expense               545           561          561
    Landscaping and
      grounds maintenance        2,060         2,116          786
                                ======        ======       ======

     In addition, at December 31, 2000, 1999 and 1998, the Company owed Amrescon $1,501, $2,068 and $1,967, respectively, for construction costs of communities under development or rehab.

     During 2000, 1999 and 1998, the Company earned or received from the Service Companies and partnerships other income as follows:

                                 2000          1999         1998
                                ------        ------       ------
    Development fees            $1,904         2,693        2,526
    Acquisition fees               705           149         --
    Asset management fees          584           600          603
    Debt/Equity placement
      fee and other                327           109           93
    Disposition fees (1)           512           740         --
    Promoted interest (2)        1,181           554         --
    Interest on advances to
      other affiliates             281           708          451
    Interest on notes and advances
      to Service Companies       4,595         4,317        2,894
                                ======        ======        =====
   -----------
(1) Fees from sales of AMLI at Pleasant Hill and AMLI at Highland Ridge, a managed property, in 2000 and AMLI at Prairie Court and AMLI at Park Place in 1999, net of intercompany elimination.

(2) The Company's share of net sales proceeds representing incentive compensation in the form of promoted interest in AMLI at Pleasant Hill and AMLI and Prairie Court in 2000 and 1999, respectively.

                   AMLI RESIDENTIAL PROPERTIES TRUST

     The Company leases apartment homes through ACH for short-term residents. Leases are at market rates. Rents and other charges are collected by ACH and payments are remitted to the Company on a periodic basis. During 2000, 1999 and 1998, total revenues of $2,018, $2,050 and $2,129, respectively, were generated from ACH leases of which $0, $0 and $22 were due from ACH at December 31, 2000, 1999 and 1998, respectively.


5.   DEBT

     The table below sets forth certain information relating to the indebtedness of the Company.


                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                           Balance                              Balance
                                             Original        at           Interest   Maturity      at
Encumbered Properties                         Amount       12/31/00         Rate       Date     12/31/99
---------------------                        --------      --------       --------   --------   --------

BOND FINANCING:
                                                                        Tax-exempt
Unsecured (1)                                $ 40,750       40,750      rate+1.42%    10/1/24     40,750
                                                                        Tax-exempt
AMLI at Poplar Creek (1)                        9,500        9,500      rate+1.24%     2/1/24      9,500
                                             --------       ------                               -------
    Total bonds                                50,250       50,250                                50,250
                                             --------       ------                               -------

MORTGAGE NOTES PAYABLE TO FINANCIAL INSTITUTIONS:
AMLI at Conner Farms                           13,275       12,238        7.00%       6/15/03     12,498
AMLI at Riverbend                              31,000       28,726        7.30%        7/1/03     29,307
AMLI in Great Hills                            11,000       10,198        7.34%        7/1/03     10,402
AMLI at Valley Ranch                           11,500        9,969       7.625%       7/10/03     10,229
AMLI at Nantucket                               7,735        7,454        7.70%        6/1/04      7,573
AMLI at Bishop's Gate                          15,380       14,523         (2)         8/1/05     14,803
AMLI at Regents Center                         20,100       19,260         (3)         9/1/05     19,463
AMLI on the Green/AMLI of North Dallas (4)     43,234       40,402       7.789%        5/1/06     41,120
AMLI at Clairmont                              12,880       12,738        6.95%       2/15/08     12,880
AMLI at Park Creek                             10,322       10,223       7.875%       12/1/38     10,266
                                             --------      -------                              --------
  Total mortgage notes payable                176,426      165,731                               168,541
                                             --------      -------                              --------





                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                            Balance                             Balance
                                                Original     at           Interest   Maturity      at
Encumbered Properties                            Amount    12/31/00         Rate       Date     12/31/99
---------------------                           --------   --------       --------   --------   --------

Other Notes Payable:

Unsecured line of credit (5)(6)                  250,000    165,000        L+1.05%   10/11/02    145,000
Note payable to Service Company                    5,000      5,000         10.00%     1/1/03      5,000
Unsecured note payable to Service Company (7)        750      --             4.00%     Demand        750
                                                --------    -------     ---------     -------    -------
  Total other notes payable                      255,750    170,000                              150,750
                                                --------    -------                              -------
  Total (8)                                     $482,426    385,981                              369,541
                                                ========    =======                              =======


(1)  The terms of these tax-exempt bonds require that a portion of the apartment units be leased to individuals who qualify based on income levels specified by the U.S. Government.  The bonds bear interest at variable rates that are adjusted weekly based upon the remarketing rates for these bonds (3.50% for AMLI at Spring Creek and
3.52% for AMLI at Poplar Creek at February 22, 2001).  The credit enhancement for the AMLI at Spring Creek bonds was provided by a $41,297 letter of credit from Wachovia Bank that expires on October 15, 2002 and the credit enhancement for the AMLI at Poplar Creek bonds was provided by a $9,617 letter of credit from LaSalle National
Bank that expires December 18, 2002.

(2)  This original $14,000 mortgage bears interest at 9.1%.  It was valued at $15,380 to reflect a 7.25% market rate of interest when assumed in connection with the acquisition of AMLI at Bishop's Gate on October 17, 1997.

(3)  $13,800 at 8.73% and $6,300 at 9.23%.

(4)  These two properties secure the FNMA loan that was sold at a discount of $673.  At December 31, 2000, the unamortized discount amount is $359.

(5)  The Company has used interest rate swaps on $150,000 of the outstanding amount to fix its base interest rate
(before current lender's spread) at an average of 6.67%.





                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(6)  The Company's unsecured line of credit has been provided by a group of eight banks led by Wachovia Bank,
N.A. and Bank One, N.A.  In October 1999, the Company increased the line of credit by $50,000 to $250,000.  In
November 2000, the maturity date was extended to November 2003 with a one-year renewal option.  In addition, AMC and Amrescon were added as borrowers under this line of credit, and such borrowings by the Service Companies
($27,000 at December 31, 2000) are guaranteed by the Company and count against the Company's total availability under this line of credit.  This unsecured line of credit requires that the Company meet various covenants typical of such an arrangement, including minimum net worth, minimum debt service coverage and maximum debt to equity percentage.  The unsecured line of credit is used for acquisition and development activities and working capital needs.

(7)  This loan was repaid in December 2000.

(8)  All but $20,760 is non-recourse to the partners of the Operating Partnership.






















                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     As of December 31, 2000, the scheduled maturities of the Company's debt are as follows:

                                                    Fixed Rate
                                                     Mortgage                   Notes
                                                   Notes Payable    Unsecured  Payable to
                                           Bond    to Financial       Lines     Service
                                        Financings Institutions     of Credit  Companies        Total
                                        ---------- -------------    --------- -----------     --------

2001. . . . . . . . . . . . . . . . .      $ --            3,039        --          --           3,039
2002. . . . . . . . . . . . . . . . .       50,250         3,273        --          --          53,523
2003. . . . . . . . . . . . . . . . .        --           60,117      165,000       5,000      230,117
2004. . . . . . . . . . . . . . . . .        --            8,933        --          --           8,933
2005. . . . . . . . . . . . . . . . .        --           32,877        --          --          32,877
Thereafter. . . . . . . . . . . . . .        --           57,492        --          --          57,492
                                           -------       -------      -------     -------      -------
        Total . . . . . . . . . . . .      $50,250       165,731      165,000       5,000      385,981
                                           =======       =======      =======     =======      =======


                   AMLI RESIDENTIAL PROPERTIES TRUST

     The Company has considered the interest rates on its long-term debt and interest rates, payment terms and maturities available to the Company as of December 31, 2000, for these types of loans, and estimates that the fair value of its long-term debt exceeds the carrying value by approximately $3,924 at December 31, 2000. At December 31, 1999, the carrying value and fair value of the Company's long-term debt are not considered to be significantly different.

6.  INCOME TAXES

     The Company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to Federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 95% of its taxable income to its shareholders and complies with certain other requirements. In 1999 the Company distributed approximately 90% of its taxable income and designated a portion of its dividends being paid during 2000 as a throw back dividend to 1999. In 2000, the Company distributed approximately 90% of its taxable income and will again designate a portion of its dividends paid during 2001 as a throw back dividend to 2000. Accordingly, no provision has been made for Federal income taxes for the Company. Dividends paid in 2000 and 1999 were fully taxable (approximately 40% as capital gain and approximately 60% as ordinary income in 2000 and approximately 54% as capital gain and approximately 46% as ordinary income in 1999).

     The Company has recorded no deferred taxes on gains for financial reporting purposes that have been deferred for income tax reporting purposes because the Company intends to distribute to its shareholders any deferred tax gain upon ultimate realization for income tax reporting purposes.

7.  SHAREHOLDERS' EQUITY

     During 2000, 1999 and 1998, a total of 0, 55,556 and 317,485 OP Units, respectively, were issued to third parties as partial consideration for the acquisition of certain communities and land parcels. A total of 333,778, 53,712 and 32,756 OP Units were converted to common shares during 2000, 1999 and 1998, respectively.

     During 2000, 1999 and 1998, a total of 11,421, 37,271 and 43,153 new common shares, respectively, were issued pursuant to the Company's Executive Share Purchase Plan (see note 8).

     On January 30, 1996, the Company issued 1,200,000 Series A Preferred shares at $20 per share. On August 22, 2000, 500,000 Series A Preferred shares were converted to common shares. At December 31, 2000, 850,000 of the Series A Preferred shares have been converted to common shares on a share-for-share basis. After January 25, 2001, the Company may redeem the Series A Preferred shares at its option for cash or common shares. The Company may redeem the Series A Preferred shares for common shares only when the price of the common shares equals or exceeds the conversion price for 20 of the 30 days preceding the date of redemption notice.

     On February 20, 1998, the Company privately placed $75,000 of Series B Convertible Preferred shares with an institutional investor. The Series B Convertible Preferred shares, which were issued at $24 per share and carried an initial annual dividend of $1.80 per share, are non-callable for nine years and not subject to mandatory redemption. The Series B Convertible Preferred shares are convertible into common shares on a one-to-one basis. The minimum $1.80 per share annual dividend will increase to

                   AMLI RESIDENTIAL PROPERTIES TRUST
match the dividend rate on AMLI's common shares (currently $1.88 per share annually) if the annual dividend rate on common shares is increased to more than $1.80 per share. Funding of $25,000 each occurred on March 9, June 30, and September 30, 1998. Total proceeds, net of 1.12% in offering costs, were $74,160.

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

     In January 2001, the Board of Trustees authorized the purchase of up to 500,000 of the Company's common shares of beneficial interest, which represents approximately 3% of the common shares outstanding. AMLI plans to repurchase shares from time to time throughout the year in the open market and through privately negotiated transactions, depending on market prices and other conditions. In February 2001, the Company repurchased 25,500 shares at an average price of $21.97 per share.

     At December 31, 2000, the Company owned 21,324,504 OP Units, which were approximately 87% of the total 24,558,242 OP Units outstanding. At December 31, 1999, the Company owned 20,971,138 OP Units, which were approximately 85% of the total 24,538,654 OP Units outstanding.


8.  COMMITMENTS AND CONTINGENCIES

     LEASES OF OFFICE SPACE

     The Company shares office space with the Service Companies and with ARC at its Chicago headquarters. Amrescon and AMC share space at regional corporate offices in Atlanta, Dallas, Kansas City and Indianapolis. The Company is a party to these leases, which have terms expiring through the year 2008 and which provide for minimum rent and additional rent based on increases in operating expenses.

     The Company's share of lease payments for non-cancellable office leases (including amounts allocated to the Service Companies) was $888, $796 and $811 in 2000, 1999 and 1998, respectively. The Company's estimated shares of future minimum rent payments under all such operating leases are as follows:

         2001 . . . . . . . . . . . . . . . . .    $1,074
         2002 . . . . . . . . . . . . . . . . .     1,053
         2003 . . . . . . . . . . . . . . . . .     1,020
         2004 . . . . . . . . . . . . . . . . .     1,034
         2005 . . . . . . . . . . . . . . . . .     1,017
         Thereafter . . . . . . . . . . . . . .     2,150
                                                   ------
             Total. . . . . . . . . . . . . . .    $7,348
                                                   ======

                   AMLI RESIDENTIAL PROPERTIES TRUST

     RETIREMENT SAVINGS PLAN

     The AMLI Residential Properties Retirement Savings Plan (the
"Retirement Plan"), is a qualified plan under Section 401(k) of the Internal Revenue Code. The provisions of the Retirement Plan obligate the Company to contribute up to 50% of the amounts contributed to the Retirement Plan by its employees (such contribution not to exceed $1.0 per employee per year for 2000 and $0.5 for 1999 and 1998). Employees vest in Company contributions as follows:

     Less than three years' service . . . . . . . . .    0%
     Three or more years' service . . . . . . . . . .  100%
                                                       ===

     As of January 1, 1995, the Retirement Plan was amended to provide for an additional contribution by Participating Employers, as defined, equal to a percentage (2.5 % for 2000 and 3% for 1999 and 1998) of each eligible employee's compensation. An employee is eligible who has completed one year of service by, and is an employee as of December 31 of the year for which the contribution is made. Those additional contributions together with the Company's matching contributions are to be invested in open market purchases of the Company's common shares. Such contributions, by and on behalf of employees of the Company and its affiliates, were $623, $573 and $487 in 2000, 1999 and 1998, respectively, all of which were invested in Company shares.

     BONUS INCENTIVE COMPENSATION

     A bonus incentive compensation plan has been established for executive and key officers. This program awards a bonus to executive officers and certain key officers covered under the plan based on the achievement of specified targets and goals for the Company and the individual officer.
The primary targets are the desired annual Funds From Operations ("FFO") per share and how the Company performs relative to its competitors. The amount of bonus will be based on a formula determined for each officer up to 50% of base compensation.

     PERFORMANCE INCENTIVE PLAN

     In 1995, the Company established a Performance Incentive Plan (the "Incentive Plan") whereby executive and key officers and employees may receive OP Units or cash if a target growth in FFO is achieved for a period of five years (or as many as ten years if the target is not reached sooner) starting from the year the rights under this Incentive Plan are granted.
If the target growth in FFO is achieved, OP Units actually issued under this Incentive Plan will include both the original award plus additional OP Units based on assumed reinvestment of dividends from the date of the award to the date of issuance. Expense is recognized for financial reporting purposes over the five-year determination period for each year's award based upon the estimated value at December 31, 2000 of the OP Units to be issued. In 2000, 1999 and 1998, a total of $686, $385 and $533, respectively, was charged to expense by the Company and the Service Companies pursuant to this Incentive Plan. At December 31, 2000, there are 100,596 OP Units (net of cancellations and payments) that may be issued in conjunction with the Incentive Plan, as follows:

                   AMLI RESIDENTIAL PROPERTIES TRUST

                                                    At December 31,
                                                      2000 After
                                       Original       Dividend
                                        Award        Reinvestment
                                       --------     ---------------
        January 1995 Award (1). .       17,700             --
        January 1996 Award (1). .       12,100           17,501
        February 1997 Award . . .       14,800           19,607
        December 1997 Award . . .       23,100           28,250
        November 1998 Award . . .       22,800           27,830
        November 1999 Award (2) .        3,700            3,908
        October 2000 Award (2). .        3,500            3,500
                                       -------          -------
            Total . . . . . . . .       97,700          100,596
                                       =======          =======

(1) The Board of Trustees has determined that the FFO growth targets for the five-year periods from January 1995 through December 31, 1999 and January 1996 through December 31, 2000 were achieved, and accordingly approved payment to individuals who had fully vested Incentive Plan awards.

The value of the Company's shares at January 31, 2000 times the number of fully vested January 1995 awards totaled $573, and was paid in February 2000. The amount equal to the value of the Company's shares at January 31, 2001 times the number of fully vested January 1996 awards, which totaled $386, has been fully accrued by the Company and its Service Company affiliates and was paid in February 2001.

(2) In lieu of the October 2000 and November 1999 awards, certain officers were awarded forgivable loans (see Shareholder Loans to Officers/ Trustees).


     OPTION PLAN

     The Company has adopted the AMLI Residential Properties Trust Option Plan (the "Option Plan") to provide incentives to attract and retain Trustees, officers and key employees and the Service Companies' officers and employees. The Option Plan provides for options to purchase a specified number of common shares or OP Units ("Options"). Under the Option Plan, the total number of common shares available for grant and available to be issued upon exchange of OP Units issued under the Option Plan equals 2,850,000. Upon certain extraordinary events, the Executive Compensation Committee may make such adjustments in the aggregate number of common shares or OP Units reserved for issuance, the number of common shares or OP Units covered by outstanding awards and the exercise prices specified therein as they determine to be appropriate.

     On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." Pursuant to its provisions, the Company may either record additional compensation expense each year based on the fair value of the Options granted in that year, or, as the Company has elected under APB No. 25, record no such additional compensation costs in its consolidated financial statements and disclose the pro forma effects as if SFAS No. 123 had been applied. Disclosure of pro forma effects are required only for Options granted after December 31, 1994. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not included because compensation cost is reflected over the vesting period of five years and compensation cost for Options granted prior to January 1, 1995 is not considered. Had the Company determined compensation cost based upon the fair value at the grant date for these Options under SFAS No. 123, the charge against the Company's net income would have been $278, $227 and $200 for the years ended December 31, 2000, 1999 and 1998, respectively, or approximately $0.01 per share in each of these years.

                   AMLI RESIDENTIAL PROPERTIES TRUST

     FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" became effective July 1, 2000 and requires that additional compensation expense be recorded related to options issued, in 1999 and subsequent years, to employees of the Company's unconsolidated affiliates. The Company's share of net income from the Service Company affiliates includes a $53 after-tax charge recorded for the year ended December 31, 2000 as a result of implementing this interpretation.

     At December 31, 2000, the Trustees who are not members of management hold 31,925 Options, and there were 561,000 vested Options held by employees at a weighted average exercise price of $21.79 per share. Through December 31, 2000, 9,833 Options have been exercised and none have expired.

     At December 31, 2000, Options have been issued for all but 643,742 of the 2,850,000 shares reserved for issuance under the Option Plan. The per share weighted average fair value of Options granted during 2000, 1999 and 1998 was $1.59, $1.42 and $1.39, respectively, on the date of the grant using the Black Scholes Option-pricing model with the following weighted average assumptions: 2000 - expected dividend yield of 7.69%, risk-free interest rate of 5.83%, expected life of 5 years and expected volatility rate of 16.73%; 1999 - expected dividend yield of 7.83%, risk-free interest rate of 6.23%, expected life of 5 years and expected volatility rate of 16.14%; and 1998 - expected dividend yield of 7.91%, risk-free interest rate of 5.11%, expected life of 4.06 years and expected volatility rate of 17.16%. The Options granted under this plan have a contractual term of ten years (except that the Options granted in 1995 have a contractual term of seven years).

     Stock Option activity for employees during the years ended
December 31, 2000, 1999 and 1998 is as follows:

                                                         Weighted
                                                         Average
                                        Number of        Exercise
                                         Shares           Price
                                        ---------       ---------

    Balance at December 31, 1997          901,666          21.23

Granted                                   312,000          21.80
Cancelled                                 (40,500)         21.33
Exercised                                  (1,666)         20.50
                                        ---------         ------
    Balance at December 31, 1998        1,171,500          21.36

Granted                                   412,500          20.82
Cancelled                                  (6,000)         21.98
Exercised                                   --               --
                                        ---------         ------
    Balance at December 31, 1999        1,578,000          21.26

Granted                                   634,250          23.16
Cancelled                                 (39,583)         20.72
Exercised                                  (8,167)         20.57
                                        ---------         ------
    Balance at December 31, 2000        2,164,500         $21.79
                                        =========         ======

     At December 31, 2000, the range of exercise prices was $18.25-$23.50 and the weighted average remaining contractual life of the outstanding Options was 7.3 years.

                   AMLI RESIDENTIAL PROPERTIES TRUST

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

     During 2000, 1999 and 1998, Trustees and employees acquired a total of 11,421, 37,271 and 43,153 common shares, respectively, pursuant to the Purchase Plan. Related shareholder loans ($169 in 2000, $445 in 1999, and $636 in 1998) bear interest at rates ranging from 6.42% to 8.23% and are amortizing over a ten-year term. At December 31, 2000 and 1999, the outstanding balances of these loans were $1,563 and $1,546, respectively, and are included in the accompanying Balance Sheets as a reduction of shareholders' equity. Total expense recorded in 2000, 1999 and 1998 for the 15% discount, including the Service Companies' share, was $37, $117 and $146, respectively.

     SHAREHOLDER LOANS TO OFFICERS/TRUSTEES

     The Board of Trustees has approved recourse loans to the four Officers/Trustees and eleven other officers to enable them to acquire on the open market approximately 430,559 of the Company's common shares of beneficial interest. These loans bear interest at rates ranging from 4.45% to 6.23% and have terms of nine years. At December 31, 2000 and 1999, the balances of these loans totaled $8,649 and $9,156, respectively, and are included in the accompanying Balance Sheets as a reduction of shareholders' equity.

     During 1999, the Board of Trustees approved a new loan program ("New Loan Program") for certain officers as a substitute for the Incentive Plan.

In December 1999, the Company loaned $1,297 to certain officers to purchase 62,100 Company shares on the open market. The loans bear interest at 6.06%. Interest only is payable during the five-year loan term. The New Loan Program provides for forgiveness of the loan over a five-year period, starting in the third year of the loan. The Company will expense the loan amount over the five-year loan term using the straight-line method and will include such amount in compensation expense. In November 2000, the Company made $946 in additional loans which are also forgivable, to certain officers to purchase 42,715 Company shares. At December 31, 2000 and 1999, the balances of these loans totaled $2,019 and $1,297, respectively, and are included in the accompanying Balance Sheets as reductions of shareholders' equity.

                   AMLI RESIDENTIAL PROPERTIES TRUST

     PURCHASE OBLIGATION

     The limited partnership agreements of AMLI at Verandah, L.P. and AMLI on Timberglen, L.P. provide for the redemption (at an amount determined by formula) by the partnerships of the limited partners' entire interests, in the limited partners' sole discretion, at any time after March 25, 2002 and December 16, 2003, respectively, or at any time that there is a designated event of default on related indebtedness of the partnerships, which event of default remains uncured and unwaived to the time of notice of redemption election. The redemption amount may be paid in cash or Company common shares of beneficial interest, or any combination thereof, in the sole discretion of the Company.

     LETTERS OF CREDIT

     At December 31, 2000, the Company is contingently liable on $6,034 in bank letters of credit issued to secure commitments made in the ordinary course of business by the Company and its co-investment partnerships.

     LEGAL ACTIONS

     The Company is a party to several legal actions which arose in the normal course of business. In the opinion of management, there will be no adverse consequences from these actions that would be material to the Company's financial position or results of operations.


9.   SUBSEQUENT EVENTS

     On January 29, 2001, the Company acquired AMLI at Gateway Park, a 328-unit apartment community located in Denver, Colorado, for the purchase price of $33,050. This acquisition was funded from proceeds of the December 2000 disposition of AMLI at the Arboretum, thus completing a tax deferred third party exchange for Federal income tax purposes, the issuance of 86,494 OP Units valued at $22.50 per unit and additional borrowings on the line of credit. AMLI at Gateway Park contains 293,896 rentable square feet in 22 three-story buildings constructed in 1999 on a 21-acre site.

     On February 1, 2001, the Company, through a co-investment partnership, acquired AMLI at Osprey Lake, a 483-unit apartment community located in Gurnee, Illinois, for the purchase price of $52,000. Concurrent with the closing of the acquisition, the Company contributed $5,755 in cash and issued 333,610 OP Units that were valued at $22.71 per unit, and the co-investors contributed $6,049 for a total contribution of $19,379. The New York State Teachers Retirement System provided permanent loan financing for this acquisition. The interest rate is 7.02% with a term of ten years amortizable over a 30-year period. The AMLI at Osprey Lake co-investment partnership paid $2,230 to settle a Treasury lock entered in 2000 to hedge its costs under this permanent loan. This amount will be amortized ratably over the loan term. AMLI at Osprey Lake is set on 87 acres and contains 682,942 rentable square feet in 22 three- and four-story buildings that were built in two phases in 1997 and 1999. The Company owns a 68.8% interest in this partnership.


10.  SEGMENT REPORTING

     During 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in financial statements, as well as related disclosures about products and services, geographic areas and major customers.

                   AMLI RESIDENTIAL PROPERTIES TRUST

     The accounting policies of the segments are the same as those described in Note 2.

     The Company defines each of its multifamily communities as an individual operating segment. It has also determined that all communities have similar economic characteristics and also meet the other criteria which permit the communities to be aggregated into one reportable segment, that being the development, acquisition, operation and ownership of multifamily communities in its target markets throughout the Southeast, Southwest, Midwest and Mountain regions of U.S. The Company's chief operating decision-maker assesses and measures segment operating results based on a performance measure referred to as net operating income at the individual operating segment and FFO at the aggregated segment level. The National Association of Real Estate Investment Trusts defines FFO as net income (computed in accordance with generally accepted accounting principles ("GAAP")), excluding extraordinary gains (losses) from debt restructurings and gains (losses) from sales of depreciable operating properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships, joint ventures and other affiliates. Adjustments for unconsolidated partnerships, joint ventures and other affiliates are calculated to reflect FFO on the same basis. FFO does not represent cash flows from operations, as defined by GAAP; is not indicative that cash flows are adequate to fund all cash needs; and is not to be considered an alternative to net income or any other GAAP measure as a measurement of the results of the Company's operations or the Company's cash flows or liquidity as defined by GAAP.

     The revenues, net operating income, FFO, assets, investments in partnerships and total expenditures for property additions for the Company's reportable segment for the years ended December 31, 2000, 1999 and 1998 are summarized as follows:

                                      2000       1999         1998
                                   ---------- ----------   ----------

Multifamily segment revenues (1).  $  239,903    204,071      172,582
Reconciling items:
  Reduce co-investment revenues
    to Company's share (2). . . .    (120,227)   (84,834)     (62,584)
  Interest income and share of
    income (loss) from Service
    Companies . . . . . . . . . .       5,022      3,062        2,760
  Other interest income . . . . .       1,403      1,683        1,272
  Other revenues. . . . . . . . .       5,645      5,126        3,323
                                   ---------- ----------   ----------

Consolidated revenues . . . . . .  $  131,746    129,108      117,353
                                   ========== ==========   ==========

                   AMLI RESIDENTIAL PROPERTIES TRUST

                                      2000       1999         1998
                                   ---------- ----------   ----------

Multifamily segment net operating
 income (1) . . . . . . . . . . .  $  146,995    114,668      103,043

Reconciling items to FFO:
  Reduce co-investment net
   operating income to Company's
   share (3). . . . . . . . . . .     (62,736)   (34,722)     (32,845)
  Interest income and share of
    income (loss) from Service
    Companies . . . . . . . . . .       5,437      3,477        3,160
  Other interest income . . . . .       1,403      1,683        1,272
  Other revenues. . . . . . . . .       5,645      5,126        3,323
  General and administrative
    expenses. . . . . . . . . . .      (3,756)    (4,042)      (3,993)
  Interest expense and loan cost
    amortization. . . . . . . . .     (25,129)   (22,611)     (20,728)
                                   ---------- ----------   ----------
Consolidated FFO before minority
  interest. . . . . . . . . . . .      67,859     63,579       53,232
                                   ---------- ----------   ----------
Reconciling items to net income:
  Depreciation - wholly owned
    properties. . . . . . . . . .     (19,558)   (18,194)     (17,963)
  Depreciation - share of
    co-investment properties. . .      (7,971)    (5,057)      (3,793)
  Share of Service Company's
    goodwill amortization . . . .        (415)      (415)        (400)
  Gains on sales of residential
    properties. . . . . . . . . .      50,180     21,158        3,621
                                   ---------- ----------   ----------
Income before minority interest .      90,095     61,071       34,697
Minority interest . . . . . . . .      13,562      9,333        4,997
                                   ---------- ----------   ----------
Net income. . . . . . . . . . . .  $   76,533     51,738       29,700
                                   ========== ==========   ==========

Segment assets (1) (4). . . . . .  $1,803,134  1,462,051    1,281,291

Reconciling items:
  Subsequent capital expenditures
   (1). . . . . . . . . . . . . .      92,621     79,089       21,239
  Reduce co-investment properties
    to Company's share (5). . . .    (980,841)  (704,297)    (490,616)
  Accumulated depreciation. . . .     (94,590)   (90,441)     (78,143)
  Other assets (6). . . . . . . .      45,667     58,216       51,821
                                   ---------- ----------   ----------
Total assets. . . . . . . . . . .  $  865,991    804,168      785,592
                                   ========== ==========   ==========

Investments in partnerships . . .  $  166,569    107,518       72,150
                                   ========== ==========   ==========
Total expenditures for property
 additions (1). . . . . . . . . .  $  438,736    157,547      201,058
                                   ========== ==========   ==========

                   AMLI RESIDENTIAL PROPERTIES TRUST

----------

(1) In 2000, represents all properties in which the Company has an ownership interest; in 1999 and 1998 excludes AMLI at Prairie Court and AMLI at Towne Creek, in which the Company had a 1% GP interest.

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

(6) Non-segment assets consist primarily of cash and cash equivalents, deferred expenses, security deposits, notes receivable from and advances to Service Companies and other assets.


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


                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


11.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                    Year Ended December 31, 2000
                                                               -------------------------------------
                                                                  First    Second     Third   Fourth
                                                                  -----    ------     -----   ------

Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . .    $30,825    34,097    34,135   32,689
Net income before minority interest . . . . . . . . . . . . .     30,949    18,929    17,739   22,478
Minority interest . . . . . . . . . . . . . . . . . . . . . .      5,021     2,835     2,497    3,209
Net income. . . . . . . . . . . . . . . . . . . . . . . . . .     24,099    14,265    13,476   17,636
Net income per common share - basic . . . . . . . . . . . . .       1.42      0.83      0.77     0.99
Net income per common share - diluted . . . . . . . . . . . .       1.23      0.76      0.71     0.90


                                                                    Year Ended December 31, 1999
                                                               -------------------------------------
                                                                  First    Second     Third   Fourth
                                                                  -----    ------     -----   ------

Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . .    $30,453    32,961    33,851   31,843
Net income before minority interest . . . . . . . . . . . . .      8,428    10,602    10,504   31,537
Minority interest . . . . . . . . . . . . . . . . . . . . . .      1,148     1,513     1,514    5,158
Net income. . . . . . . . . . . . . . . . . . . . . . . . . .      5,407     7,300     7,201   24,549
Net income per common share - basic . . . . . . . . . . . . .       0.32      0.43      0.42     1.44
Net income per common share - diluted . . . . . . . . . . . .       0.32      0.43      0.42     1.26



                                                                                             SCHEDULE III

                                       AMLI RESIDENTIAL PROPERTIES TRUST
                             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                               DECEMBER 31, 2000
                                            (Dollars in thousands)


                                                                                   Gross Amount at Which
                                            Initial Costs (A)                 Carried at Close of Period (B)
                                --------------------------------------  -------------------------------------
                                                            Costs
                      Related                 Buildings   Capitalized                 Buildings
                      Encum-                    and      Subsequent to                  and
Properties           brances(c)     Land     Improvements Acquisition        Land    Improvements      Total
----------           ----------  ---------   -------------------------    ---------- ------------   ----------
Dallas/Ft. Worth TX
AMLI:
 at AutumnChase . . . .$  --        4,313         29,502          829         4,446       30,198       34,644
 at Bent Tree . . . . .  --         4,469         25,953        2,257         4,472       28,207       32,679
 at Bishop's Gate . . . 14,523      3,659         20,708           32         3,616       20,783       24,399
 at Chase Oaks. . . . .  --         1,003          9,513          602         1,003       10,115       11,118
 at Gleneagles. . . . .  --         3,178         22,723        1,069         3,182       23,788       26,970
 on the Green . . . . . 11,281      1,693         17,007          653         1,693       17,660       19,353
 at Nantucket . . . . .  7,454      1,931          6,817          593         1,931        7,410        9,341
 of North Dallas. . . . 29,121      7,278         37,204        5,479         7,278       42,683       49,961
 on Rosemeade . . . . .  --         1,534          9,182          896         1,534       10,078       11,612
 at Valley Ranch. . . .  9,969      3,139         16,199        2,643         3,139       18,842       21,981
                       -------     ------        -------       ------        ------      -------      -------
Subtotal - Dallas/
  Ft. Worth, TX . . . . 72,348     32,197        194,808       15,053        32,294      209,764      242,058
                       -------     ------        -------       ------        ------      -------      -------
Austin, TX
AMLI:
 in Great Hills . . . . 10,198      3,228         14,304        1,238         3,228       15,542       18,770
 at Lantana Ridge . . .  --         3,582         20,299          314         3,585       20,610       24,195
 at StoneHollow . . . .  --         5,539         31,391          742         5,539       32,133       37,672
                       -------     ------        -------       ------        ------      -------      -------
Subtotal - Austin, TX . 10,198     12,349         65,994        2,294        12,352       68,285       80,637
                       -------     ------        -------       ------        ------      -------      -------
Houston, TX
AMLI:
  at Western Ridge. . .  --         3,004         17,023         --           3,004       17,023       20,027
                       -------     ------        -------       ------        ------      -------      -------
Subtotal - Houston, TX.  --         3,004         17,023         --           3,004       17,023       20,027
                       -------     ------        -------       ------        ------      -------      -------

                                                                                  SCHEDULE III - CONTINUED


                                       AMLI RESIDENTIAL PROPERTIES TRUST
                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                  Date       Depreciable
                             Accumulated        Completed/      Lives
Properties                   Depreciation        Acquired       Years
----------                   ------------       ----------   -----------
Dallas/Ft. Worth TX

AMLI:
 at AutumnChase . . . . .          4,576          7/91-9/98  5 - 40 years
 at Bent Tree . . . . . .          2,035        10/97-12/00  5 - 40 years
 at Bishop's Gate . . . .          2,086           10/17/97  5 - 40 years
 at Chase Oaks. . . . . .          2,134             6/2/94  5 - 40 years
 at Gleneagles. . . . . .          6,029         7/88-11/96  5 - 40 years
 on the Green . . . . . .          3,784            2/16/94  5 - 40 years
 at Nantucket . . . . . .          2,944           12/16/88  5 - 40 years
 of North Dallas. . . . .          8,217          7/89-7/90  5 - 40 years
 on Rosemeade . . . . . .          2,016           12/28/90  5 - 40 years
 at Valley Ranch. . . . .          3,749            5/25/90  5 - 40 years
                                  ------
  Subtotal - Dallas/
    Ft. Worth, TX . . . .         37,570
                                  ------
Austin, TX
AMLI:
 in Great Hills . . . . .          3,118            1/18/91  5 - 40 years
 at Lantana Ridge . . . .          2,120            9/30/97  5 - 40 years
 at StoneHollow . . . . .            876             2/3/00  5 - 40 years
                                  ------
  Subtotal -
    Austin, TX. . . . . .          6,114
                                  ------
Houston, TX
AMLI:
 at Western Ridge . . . .             22           12/28/00  5 - 40 years
                                  ------
  Subtotal -
    Houston, TX . . . . .             22
                                  ------


                                                                                  SCHEDULE III - CONTINUED

                                       AMLI RESIDENTIAL PROPERTIES TRUST
                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
                                                                                   Gross Amount at Which
                                               Initial Costs (A)              Carried at Close of Period (B)
                                    --------------------------------------  ----------------------------------
                                                                Costs
                          Related                Buildings    Capitalized               Buildings
                          Encum-                   and       Subsequent to                and
Properties               brances(C)     Land    Improvements  Acquisition      Land    Improvements    Total
----------               ----------  ---------  ------------ -------------  ---------- ------------ ----------
Atlanta, GA
AMLI:
 at Spring Creek. . . . .   40,750      8,579        45,971         5,625       8,579       51,596     60,175
 at Vinings . . . . . . .    --         2,405        17,595           961       2,406       18,555     20,961
 at West Paces. . . . . .    --         2,160        20,595           462       2,160       21,057     23,217
 at Killian Creek . . . .    --         2,046        13,677           291       2,046       13,968     16,014
 at Clairmont . . . . . .   12,738      2,791        15,640           740       2,791       16,380     19,171
 at Park Creek. . . . . .   10,223      1,207        10,052            95       1,208       10,146     11,354
 at Towne Creek . . . . .    --         --            6,368           176       --           6,544      6,544
                           -------     ------       -------        ------      ------      -------    -------
Subtotal - Atlanta, GA. .   63,711     19,188       129,898         8,350      19,190      138,246    157,436
                           -------     ------       -------        ------      ------      -------    -------
Kansas City, KS
AMLI:
 at Alvamar . . . . . . .    --           727         6,983           526         727        7,509      8,236
 at Regents Center. . . .   19,260      2,260        22,397           995       2,265       23,387     25,652
 at Town Center . . . . .    --         1,231        11,837           507       1,350       12,225     13,575
 at Lexington Farms . . .    --         4,776        27,060           230       4,776       27,290     32,066
 at Centennial Park . . .    --         2,445        13,855           468       2,447       14,321     16,768
                           -------     ------       -------        ------      ------      -------    -------
Subtotal - Kansas City, KS  19,260     11,439        82,132         2,726      11,565       84,732     96,297
                           -------     ------       -------        ------      ------      -------    -------
Indianapolis, IN
AMLI:
 at Riverbend . . . . . .   28,726      5,184        33,209         7,947       5,184       41,156     46,340
 at Conner Farms. . . . .   12,238      3,262        18,484           512       3,262       18,996     22,258
 at Eagle Creek . . . . .    --         2,477        14,038           127       2,478       14,164     16,642
                           -------     ------       -------        ------      ------      -------    -------
Subtotal - Indianapolis, IN 40,964     10,923        65,731         8,586      10,924       74,316     85,240
                           -------     ------       -------        ------      ------      -------    -------




                                       AMLI RESIDENTIAL PROPERTIES TRUST
                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                               Initial Costs (A)              Carried at Close of Period (B)
                                    --------------------------------------  ----------------------------------
                                                                Costs
                          Related                Buildings    Capitalized               Buildings
                          Encum-                   and       Subsequent to                and
Properties               brances(C)     Land    Improvements  Acquisition      Land    Improvements    Total
----------               ----------  ---------  ------------ -------------  ---------- ------------ ----------
Chicago, IL
AMLI:
 at Poplar Creek. . . . .    9,500      1,878        10,643           751       1,885       11,387     13,272
                           -------     ------       -------        ------      ------      -------    -------
Subtotal - Chicago, IL. .    9,500      1,878        10,643           751       1,885       11,387     13,272
                           -------     ------       -------        ------      ------      -------    -------
   Total properties . . .  215,981     90,978       566,229        37,760      91,214      603,753    694,967
                           -------     ------       -------        ------      ------      -------    -------
Other . . . . . . . . . .    --            28           248            80          28          328        356
                           -------     ------       -------        ------      ------      -------    -------
   Total stabilized
     properties . . . . .  215,981     91,006       566,477        37,840      91,242      604,081    695,323
                           =======     ======       =======        ======      ======      =======    =======





                                                                                  SCHEDULE III - CONTINUED

                                       AMLI RESIDENTIAL PROPERTIES TRUST
                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                  Date       Depreciable
                             Accumulated       Completed/       Lives
Properties                   Depreciation       Acquired        Years
----------                   ------------      ----------    -----------
Atlanta, GA
AMLI:
 at Spring Creek. . . . . .       17,963       5/85 - 5/89   5 - 40 years
 at Vinings . . . . . . . .        3,153           6/19/92   5 - 40 years
 at West Paces. . . . . . .        4,085          11/15/93   5 - 40 years
 at Killian Creek . . . . .        1,043           3/13/97   5 - 40 years
 at Clairmont . . . . . . .        1,543           1/21/98   5 - 40 years
 at Park Creek. . . . . . .        1,023           7/31/98   5 - 40 years
 at Towne Creek . . . . . .          178            2/7/00   5 - 40 years
                                 -------
  Subtotal - Atlanta, GA. .       28,988
                                 -------
Kansas City, KS
AMLI:
 at Alvamar . . . . . . . .        1,389          10/18/94   5 - 40 years
 at Regents Center. . . . .        4,371       10/94-12/96   5 - 40 years
 at Town Center . . . . . .        1,656          12/22/97   5 - 40 years
 at Lexington Farms . . . .        1,848          10/27/98   5 - 40 years
 at Centennial Park . . . .          988          12/28/98   5 - 40 years
                                 -------
  Subtotal - Kansas City, KS      10,252
                                 -------
Indianapolis, IN
AMLI:
 at Riverbend . . . . . . .        7,636          12/12/92   5 - 40 years
 at Conner Farms. . . . . .        1,838          12/22/97   5 - 40 years
 at Eagle Creek . . . . . .          952          12/27/98   5 - 40 years
                                 -------
Subtotal - Indianapolis, IN       10,426
                                 -------




                                                                                  SCHEDULE III - CONTINUED

                                       AMLI RESIDENTIAL PROPERTIES TRUST
                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED



                                                   Date      Depreciable
                             Accumulated        Completed/      Lives
Properties                   Depreciation        Acquired       Years
----------                   ------------      ----------    -----------
Chicago, IL
AMLI:
 at Poplar Creek. . . . . .        1,098          12/18/97   5 - 40 years
                                 -------
Subtotal - Chicago, IL. . .        1,098
                                 -------
   Total properties . . . .       94,470
                                 -------
Other . . . . . . . . . . .          120
                                 -------
   Total stabilized
     properties . . . . . .       94,590
                                 =======



                                                                                  SCHEDULE III - CONTINUED

                                       AMLI RESIDENTIAL PROPERTIES TRUST
                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                                                                   Gross Amount at Which
                                                 Initial Costs (A)            Carried at Close of Period (B)
                                             -------------------------  -------------------------------------
                                                            Costs
                      Related                 Buildings   Capitalized                 Buildings
                      Encum-                    and      Subsequent to                  and
Description          Brances(C)     Land     Improvements Acquisition        Land    Improvements      Total
-----------          ----------  ---------   -------------------------    ---------- ------------   ----------
Land parcels
 and other
AMLI:
 at Mesa Ridge. . . .    --         3,070          --           1,444         3,121        1,393        4,514
 at Fossil Lake . . .    --         2,439          --             923         2,722          640        3,362
 at Prairie Lakes I .    --           730          --             325           753          302        1,055
 at Prairie Lakes II-IV  --         3,595          --           1,901         3,706        1,790        5,496
 at Champions II. . .    --         2,343          --             664         2,352          655        3,007
 at Vista Ridge . . .    --         2,617          --             573         2,651          539        3,190
 at Anderson Mill . .    --         3,744          --             531         3,694          581        4,275
 at Westwood Ridge. .    --         2,807          --             430         2,861          376        3,237
 at Fossil Lake II. .    --         1,716          --             674         2,192          198        2,390
 at Downtown Austin .    --         5,674          --           1,491         5,917        1,248        7,165
 at Parmer. . . . . .    --         3,243          --             422         3,307          358        3,665
 at Seven Bridges . .    --         5,180          --             996         5,346          830        6,176
 at Lexington II. . .    --           500          --             223           653           70          723
 at Carmel Center City   --         4,000          --             767         4,197          570        4,767
                      --------   --------       --------     --------      --------     --------     --------
  Total land parcels
    and other . . . .    --        41,658          --          11,364        43,472        9,550       53,022
                      --------   --------       --------     --------      --------     --------     --------
  Total . . . . . . . $215,981    132,664        566,477       49,204       134,714      613,631      748,345
                      ========   ========       ========     ========      ========     ========     ========



                                                                                  SCHEDULE III - CONTINUED
                                       AMLI RESIDENTIAL PROPERTIES TRUST
                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                                  Date       Depreciable
                             Accumulated       Completed/       Lives
Properties                   Depreciation       Acquired        Years
----------                   ------------      -----------   -----------
Land parcels
 and other
AMLI:
 at Mesa Ridge. . . . . .          --             12/23/96
 at Fossil Lake . . . . .          --              6/26/98
 at Prairie Lakes I . . .          --              7/22/98
 at Prairie Lakes II-IV .          --              7/22/98
 at Champions II. . . . .          --              12/1/98
 at Vista Ridge . . . . .          --               5/3/99
 at Anderson Mill . . . .          --               7/8/99
 at Westwood Ridge. . . .          --               9/9/99
 at Fossil Lake II. . . .          --             12/27/99
 at Downtown Austin . . .          --               3/1/00
 at Parmer. . . . . . . .          --              3/31/00
 at Seven Bridges . . . .          --              7/28/00
 at Lexington II. . . . .          --             10/18/00
 at Carmel Center City. .          --             11/20/00
                                --------
  Total land parcels
    and other . . . . . .          --
                                --------
  Total . . . . . . . . .       $ 94,590
                                ========

Notes:

        (A)  The initial costs represents the original development costs or original purchase price of the properties to the Company, including closing costs.
        (B)  The aggregate cost of real estate owned at December 31, 2000 for Federal income tax purposes was $706,660.
        (C)  Amounts disclosed exclude current accrued interest and debt not secured by properties.

                                                                                  SCHEDULE III - CONTINUED

                                       AMLI RESIDENTIAL PROPERTIES TRUST
                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED




        (D)   Reconciliation of real estate owned:
                                                               2000                1999                1998
                                                             --------            --------            --------

     Balance at beginning of period . . . . . . . . .        $729,325             739,764             653,947
     Additions during period. . . . . . . . . . . . .         118,012              59,726             190,810
     Contributions to Joint Venture . . . . . . . . .         (43,314)            (34,661)            (96,095)
     Sale of property . . . . . . . . . . . . . . . .         (55,678)            (35,504)             (7,737)
     Other. . . . . . . . . . . . . . . . . . . . . .           --                  --                 (1,161)
                                                             --------            --------            --------
                                                             $748,345             729,325             739,764
                                                             ========            ========            ========

        (E)  Reconciliation of accumulated depreciation:

     Balance at beginning of period . . . . . . . . .        $ 90,441              78,143              62,641
     Additions during period. . . . . . . . . . . . .          19,558              18,194              17,963
     Sale of property . . . . . . . . . . . . . . . .         (15,409)             (5,935)             (2,461)
     Other. . . . . . . . . . . . . . . . . . . . . .           --                     39               --
                                                             --------            --------            --------
     Balance at end of period . . . . . . . . . . . .        $ 94,590              90,441              78,143
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




                               PART III

ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is hereby incorporated by reference to the materials appearing in the Company's Proxy Statement for the annual meeting of shareholders to be held on April 30, 2001 (the "Proxy Statement"), under the captions "Election of Trustees," "Management - Trustees and Executive Officers" and "Section 16(A) Beneficial Ownership Reporting Compliance."



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

                                PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    (a)  The following documents are filed as part of this report:

         (1)  Independent Auditors' Report. . . . . . . . . . .   53
              Consolidated Balance Sheets, December 31, 2000
                and 1999. . . . . . . . . . . . . . . . . . . .   54
              Consolidated Statements of Operations,
                years ended December 31, 2000, 1999 and 1998. .   56
              Consolidated Statements of Shareholders' Equity,
                years ended December 31, 2000, 1999 and 1998. .   58
              Consolidated Statements of Cash Flows,
                years ended December 31, 2000, 1999 and 1998. .   60
              Notes to Consolidated Financial Statements. . . .   62

         (2)  Financial Statement Schedule and Independent Auditors'
Report

              Title                                         Schedule

              Consolidated Real Estate and
              Accumulated Depreciation. . . . . . . . . . .      III

              The independent auditors' report with respect to the financial statement schedule is on page 53.

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

              10.11 Amli Residential Properties Trust Option Plan (Incorporated by reference to exhibit 10.8 to the Registration Statement No. 33-71566).

              10.11(a)First Amendment to AMLI Residential Properties Option Plan (Incorporated by reference to exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

              10.11(b)Second Amendment to AMLI Residential Properties Option Plan (Incorporated by reference to exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

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

              10.21 $250,000 (expandible to $300,000) Credit Agreement dated as of October 12, 1999 among AMLI Residential Properties, L.P., the banks listed herein, Wachovia Bank, N.A., as Administrative Agent and Bank One, N.A., as Syndication Agent and PNC Bank, National Association, as Documentation Agent and Harris Trust and Savings Bank, as Senior Managing Agent and Commerzbank AG, New York Branch, as Managing Agent and Wachovia Securities, Inc. and Banc One Capital Markets, Inc., as Co-Lead Arrangers and Joint Book Managers (Incorporated by reference to exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

              10.22 $250,000 (expandible to $300,000) Credit Agreement dated as of November 15, 2000 among AMLI Residential Properties, L.P., AMLI Management Company, AMLI Residential Construction LLC, the banks listed herein, Wachovia Bank, N.A., as Administrative Agent and Bank One, N.A., as Syndication Agent and PNC Bank, National Association as Documentation Agent and Harris Trust and Savings Bank, as Senior Managing Agent and Commerzbank AG, New York Branch, as Managing Agent and Wachovia Securities, Inc. and Banc One Capital Markets, Inc., as Co-Lead Arrangers and Joint Book Managers.

              21.1    Subsidiaries of the Registrant.

              23.1    Consent of KPMG LLP.

              99.1    Financial and Operating Data furnished to
Shareholders and Analysts.

    (b)  Reports on Form 8-K

              No reports on Form 8-K have been filed for the year ended December 31, 2000.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMLI RESIDENTIAL PROPERTIES TRUST

Date:  March 16, 2001 By:     /S/ ALLAN J. SWEET
                              Allan J. Sweet
                              President and Trustee


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  March 16, 2001 By:     /S/ GREGORY T. MUTZ
                              Gregory T. Mutz
                              Chairman of the Board of Trustees

Date:  March 16, 2001 By:     /S/ JOHN E. ALLEN
                              John E. Allen
                              Vice-Chairman of the Board of Trustees

Date:  March 16, 2001 By:     /S/ ALLAN J. SWEET
                              Allan J. Sweet
                              President and Trustee

Date:  March 16, 2001 By:     /S/ PHILIP N. TAGUE
                              Philip N. Tague
                              Executive Vice President and Trustee

Date:  March 16, 2001 By:     /S/ LAURA D. GATES
                              Laura D. Gates
                              Trustee

Date:  March 16, 2001 By:     /S/ MARC S. HEILWEIL
                              Marc S. Heilweil
                              Trustee

Date:  March 16, 2001 By:     /S/ STEPHEN G. MCCONAHEY
                              Stephen G. McConahey
                              Trustee

Date:  March 16, 2001 By:     /S/ QUINTIN E. PRIMO III
                              Quintin E. Primo III
                              Trustee

Date:  March 16, 2001 By:     /S/ JOHN G. SCHREIBER
                              John G. Schreiber
                              Trustee

Date:  March 16, 2001 By:     /S/ ROBERT J. CHAPMAN
                              Robert J. Chapman
                              Chief Financial Officer

Date:  March 16, 2001 By:     /S/ CHARLES C. KRAFT
                              Charles C. Kraft
                              Principal Accounting Officer

                           INDEX TO EXHIBITS


EXHIBIT NO.           DOCUMENT DESCRIPTION
-----------           --------------------

10.22                 Amended and Restated Credit Agreement

21.1                  Subsidiaries of the Registrant

23.1                  Consent of KPMG LLP

99.1                  Financial and Operating Data furnished to
                      Shareholders and Analysts