Form 10-Q
period 2001-03-31
AMLI RESIDENTIAL PROPERTIES TRUST
filed 2001-05-14
CIK 914724

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.   20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



             For the Quarterly Period Ended March 31, 2001



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

The number of the Registrant's Common Shares of Beneficial Interest outstanding was 17,704,854 as of March 31, 2001.

                                 INDEX



PART I  FINANCIAL INFORMATION


Item 1.    Financial Statements (Unaudited)

           Consolidated Balance Sheets as of March 31, 2001
             and December 31, 2000. . . . . . . . . . . . . .     3

           Consolidated Statements of Operations for the
             three month ended March 31, 2001 and 2000. . . .     5

           Consolidated Statements of Shareholders' Equity
             for the three months ended March 31, 2001. . . .     6

           Consolidated Statements of Cash Flows for the
             three months ended March 31, 2001 and 2000 . . .     7

           Notes to Consolidated Financial Statements . . . .     9


Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations. .    34


Item 3.    Quantitative and Qualitative Disclosures
             About Market Risk. . . . . . . . . . . . . . . .    43




PART II  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    49



SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .    50

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                   AMLI RESIDENTIAL PROPERTIES TRUST

                      CONSOLIDATED BALANCE SHEETS

                 MARCH 31, 2001 AND DECEMBER 31, 2000

               (Dollars in thousands, except share data)



                                           MARCH 31,    DECEMBER 31,
                                             2001          2000
                                         (UNAUDITED)     (AUDITED)
                                         -----------    ------------

ASSETS:
Rental apartments:
  Land. . . . . . . . . . . . . . .       $   92,652          91,242
  Depreciable property. . . . . . .          603,650         604,081
                                          ----------      ----------
                                             696,302         695,323
  Less accumulated depreciation . .          (94,851)        (94,590)
                                          ----------      ----------
                                             601,451         600,733

Rental properties held for sale,
  net of accumulated depreciation .           29,850           --

Land held for development . . . . .           54,856          53,022

Investments in partnerships . . . .          181,396         166,569

Cash and cash equivalents . . . . .            2,103           5,106
Deferred expenses, net. . . . . . .            3,331           3,425
Security deposits . . . . . . . . .            1,458           1,455
Notes receivable from and advances
  to Service Companies. . . . . . .            6,190           4,857
Other assets. . . . . . . . . . . .            9,539          30,824
                                          ----------      ----------
          Total assets                    $  890,174         865,991
                                          ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Debt (note 5) . . . . . . . . . . .       $  412,242         385,981
Accrued interest payable. . . . . .            1,501           1,783
Accrued real estate taxes payable .            5,780          10,806
Construction costs payable. . . . .            1,350           1,501
Security deposits and prepaid rents            3,015           2,507
Other liabilities . . . . . . . . .            6,676           3,937
                                          ----------      ----------
          Total liabilities . . . .          430,564         406,515
                                          ----------      ----------

                   AMLI RESIDENTIAL PROPERTIES TRUST

                                           MARCH 31,    DECEMBER 31,
                                             2001          2000
                                         (UNAUDITED)     (AUDITED)
                                         -----------    ------------

Commitments and contingencies (note 6)

Minority interest . . . . . . . . .           67,039          59,537
                                          ----------      ----------

SHAREHOLDERS' EQUITY:
Series A Cumulative Convertible
 Preferred shares of beneficial
 interest, $0.01 par value,
 1,500,000 authorized, 1,200,000
 issued and 350,000 and 850,000
 outstanding, respectively (aggregate
 liquidation preference of $7,072 and
 $7,073, respectively). . . . . . .                4               4

Series B Cumulative Convertible
 Preferred shares of beneficial
 interest, $0.01 par value,
 3,125,000 authorized, issued
 and outstanding (aggregate
 liquidation preference of
 $76,453 and $76,469, respectively)               31              31

Shares of beneficial interest,
 $0.01 par value, 145,375,000
 authorized, 17,704,854 and
 17,849,504 common shares issued
 and outstanding, respectively. . .              177             178

Additional paid-in capital. . . . .          426,903         427,939

Employees' and Trustees' notes. . .          (12,267)        (12,231)

Accumulated other comprehensive loss          (2,678)          --

Dividends paid in excess
 of earnings. . . . . . . . . . . .          (19,599)        (15,982)
                                          ----------      ----------

          Total shareholders'
            equity. . . . . . . . .          392,571         399,939
                                          ----------      ----------

          Total liabilities and
            shareholders' equity. .       $  890,174         865,991
                                          ==========      ==========











     See accompanying notes to consolidated financial statements.

                   AMLI RESIDENTIAL PROPERTIES TRUST

                 CONSOLIDATED STATEMENTS OF OPERATIONS

              THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                              (UNAUDITED)
               (Dollars in thousands, except share data)


                                              2001            2000
                                            --------        --------
Revenues:
  Property:
    Rental. . . . . . . . . . . . .         $ 26,765          26,274
    Other . . . . . . . . . . . . .            1,570           1,537
  Interest and share of loss
    from Service Companies. . . . .             (403)            831
  Other interest. . . . . . . . . .              477             355
  Income from partnerships. . . . .            2,262           1,185
  Other . . . . . . . . . . . . . .              657             643
                                            --------        --------
          Total revenues. . . . . .           31,328          30,825
                                            --------        --------
Expenses:
  Personnel . . . . . . . . . . . .            2,837           2,743
  Advertising and promotion . . . .              532             521
  Utilities . . . . . . . . . . . .              888             773
  Building repairs and maintenance
    and services. . . . . . . . . .            1,178           1,381
  Landscaping and grounds maintenance            500             554
  Real estate taxes . . . . . . . .            3,540           3,342
  Insurance . . . . . . . . . . . .              307             230
  Property management fees. . . . .              708             695
  Other operating expenses. . . . .              326             299
  Interest. . . . . . . . . . . . .            6,427           5,642
  Amortization of deferred costs. .              136             118
  Depreciation  . . . . . . . . . .            5,086           4,966
  General and administrative. . . .            1,518             928
                                            --------        --------
          Total expenses. . . . . .           23,983          22,192
                                            --------        --------
Income before nonrecurring gains
  and minority interest . . . . . .            7,345           8,633
Gain on sale of residential property           --             22,316
                                            --------        --------
Income before minority interest . .            7,345          30,949
Minority interest . . . . . . . . .              940           5,021
                                            --------        --------
          Net income. . . . . . . .            6,405          25,928

Less income attributable to
  preferred shares. . . . . . . . .            1,633           1,829
                                            --------        --------
          Net income attributable to
            common shares . . . . .         $  4,772          24,099
                                            ========        ========

Net income per common share - basic         $   0.27            1.42
                                            ========        ========
Net income per common share - diluted       $   0.27            1.23
                                            ========        ========

Dividends declared and paid
  per common share. . . . . . . . .         $   0.47            0.46
                                            ========        ========


     See accompanying notes to consolidated financial statements.

                                        AMLI RESIDENTIAL PROPERTIES TRUST

                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                        THREE MONTHS ENDED MARCH 31, 2001
                                             (Dollars in thousands)



                               SHARES OF
                          BENEFICIAL INTEREST                     EMPLOYEES'  ACCUMULATED  DIVIDENDS
                    --------------------------------  ADDITIONAL     AND        OTHER         PAID
                      PREFERRED    COMMON              PAID-IN     TRUSTEES'  COMPREHEN-   IN EXCESS
                       SHARES      SHARES     AMOUNT   CAPITAL      NOTES     SIVE LOSS   OF EARNINGS   TOTAL
                      ---------  ----------   ------  ---------  -----------  ----------  ----------- --------

Balance at
  December 31, 2000   3,475,000  17,849,504     $213    427,939     (12,231)       --        (15,982)  399,939

Shares issued in
 connection with:
  Executive Share
   Purchase Plan. .       --          6,750       --        149       --           --          --          149
  Employees' and
   Trustees' notes,
   net of repayments      --          --          --      --            (36)       --          --          (36)
Shares repurchased.       --       (151,400)      (1)    (3,310)      --           --          --       (3,311)
Non-cumulative
  effect adjustment
  of loss on deriva-
  tive contracts. .       --          --       --         --          --          (1,249)      --       (1,249)
Current period loss
  on derivative
  contracts . . . .       --          --       --         --          --          (1,429)      --       (1,429)
Reallocation of
  minority interest       --          --          --      2,125       --           --          --        2,125
Earnings in excess of
  dividends paid. .       --          --          --      --          --           --         (3,617)   (3,617)
                      ---------  ----------     ----    -------     -------      -------     -------   -------
Balance at
  March 31, 2001. .   3,475,000  17,704,854     $212    426,903     (12,267)      (2,678)    (19,599)  392,571
                      =========  ==========     ====    =======     =======      =======     =======   =======



                          See accompanying notes to consolidated financial statements.

                   AMLI RESIDENTIAL PROPERTIES TRUST

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

              THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                              (UNAUDITED)
                        (Dollars in thousands)



                                                  2001        2000
                                                --------    --------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . .     $  6,405      25,928
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization . . . .        5,222       5,084
      Cash distributions from partnerships
        in excess of share of income. . . .        2,067       1,526
      Loss from Service Companies . . . . .          583         378
      Gain on sale of residential property.        --        (22,316)
      Minority interest . . . . . . . . . .          940       5,021
    Changes in assets and liabilities:
      Increase in deferred costs. . . . . .          (51)         (7)
      Increase in security deposits . . . .           (4)        (35)
      Decrease in other assets. . . . . . .        1,185       2,479
      Decrease in accrued real estate taxes       (4,920)     (4,316)
      (Decrease) increase in accrued
        interest payable. . . . . . . . . .         (282)         16
      Increase in tenant security
        deposits and prepaid rents. . . . .          507         129
      Increase (decrease) in other
        liabilities . . . . . . . . . . . .           61        (790)
                                                --------     -------
          Net cash provided by
            operating activities. . . . . .       11,713      13,097
                                                --------     -------

Cash flows from investing activities:
  Net cash proceeds from sale of
    residential property. . . . . . . . . .        --         42,105
  Investments in partnerships, net of
    Operating Partnership units issued. . .       (9,150)    (11,818)
  Repayments from affiliates. . . . . . . .        3,226       2,001
  Decrease (increase) in earnest money
    deposits. . . . . . . . . . . . . . . .          520      (3,400)
  Acquisition properties, net of Operating
    Partnership units issued and net of
    $14,444 cash in deferred exchange
    escrow in 2001. . . . . . . . . . . . .      (16,975)    (43,275)
  Capital expenditures - rehab properties .         (406)     (1,351)
  Capital expenditures - other properties .         (999)       (793)
  Properties under development, net of
    co-investors' share of costs. . . . . .       (2,104)    (13,732)
  Decrease in construction
    costs payable . . . . . . . . . . . . .         (151)       (993)
                                                --------     -------
          Net cash used in
            investing activities. . . . . .      (26,039)    (31,256)
                                                --------     -------

                   AMLI RESIDENTIAL PROPERTIES TRUST

                                                  2001        2000
                                                --------    --------

Cash flows from financing activities:
  Debt proceeds, net of financing costs . .       49,858     147,000
  Debt repayments . . . . . . . . . . . . .      (23,597)   (117,674)
  Proceeds from issuance of Executive
    Share Purchase Plan shares and Option Plan
    shares, net of Employees' and
    Trustees' notes . . . . . . . . . . . .          113         166
  Repurchase of shares of beneficial interest -
    common shares . . . . . . . . . . . . .       (3,312)      --
  Distributions to partners . . . . . . . .       (1,717)     (1,627)
  Dividends paid. . . . . . . . . . . . . .      (10,022)     (9,663)
                                                --------     -------
          Net cash provided by
            financing activities. . . . . .       11,323      18,202
                                                --------     -------

Net change in cash and cash equivalents . .       (3,003)         43
Cash and cash equivalents at
  beginning of period . . . . . . . . . . .        5,106       2,318
                                                --------     -------
Cash and cash equivalents at
  end of period . . . . . . . . . . . . . .     $  2,103       2,361
                                                ========     =======

Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and other interest,
    net of amounts capitalized. . . . . . .     $  6,709       5,626
                                                ========    ========






























     See accompanying notes to consolidated financial statements.

                   AMLI RESIDENTIAL PROPERTIES TRUST

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 2001 AND 2000

                              (Unaudited)
               (Dollars in thousands, except share data)



1.   ORGANIZATION AND BASIS OF PRESENTATION

     Organization

     AMLI Residential Properties Trust (the "Company") commenced operations upon the completion of its initial public offering on February 15, 1994. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position at March 31, 2001 and December 31, 2000 and the results of operations and cash flows for the periods presented, have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 Annual Report and in Form 10-K filed with the Securities and Exchange Commission. The results for the three months ended March 31, 2001 are not necessarily indicative of expected results for the entire year.

     The consolidated financial statements include the accounts of the Company and AMLI Residential Properties, L. P. (the "Operating Partnership" which holds the operating assets of the Company). The Company is the sole general partner and owned an 85% majority interest in the Operating Partnership at March 31, 2001. The limited partners hold Operating Partnership units ("OP Units") which are convertible into shares of the Company on a one-for-one basis, subject to certain limitations. At March 31, 2001, there are 3,693,978 OP Units held by the limited partners and 3,475,000 convertible preferred shares issued and outstanding.

     The Company's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the report periods to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual amounts realized or paid could differ from these estimates.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Real Estate Assets

     At March 31, 2001, the Company was continuing the second phase of the rehab of AMLI at Valley Ranch and completing the rehab of AMLI at Riverbend. AMLI's larger properties were built in phases, and the rehabs of these larger properties are being done in phases. AMLI has no current plans to proceed with the rehab of other additional phases. Through
March 31, 2001, the Company has spent $15,116 on the rehab of four properties. All costs (except costs to routinely paint the interiors of units at turnover) associated with a rehab are capitalized and depreciated over their policy lives.

                   AMLI RESIDENTIAL PROPERTIES TRUST

     Real Properties Held for Sale

                            Three Months Ended
                              March 31, 2001           2000
                           ------------------- --------------------
                 Carrying            Operating            Operating
     Property      Cost      Revenue  Income     Revenue   Income
     --------    --------    ------- ---------  --------- ---------

     AMLI at:
      Autumn
      Chase       $29,850      1,470       898     5,852     3,541
                  =======     ======      ====    ======    ======


     Land Held for Development

     At March 31, 2001, the Company owns several parcels of land, which are currently being planned for development, being held for future development or being considered for sale.

                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                  NUMBER   NUMBER           TOTAL
                                                                    OF       OF            EXPENDED
COMMUNITY                         LOCATION                        ACRES    UNITS         THRU 3/31/01
---------                         --------                        ------   ------        ------------

Wholly-Owned:

Land Held for Development (1):
 AMLI:
  at Champions II                 Houston, TX                         14      288             $ 3,024
  at Mesa Ridge                   Ft. Worth, TX                       27      520               4,550
  at Fossil Lake                  Ft. Worth, TX                       19      324               3,365
  at Fossil Lake II               Ft. Worth, TX                       15      240               2,392
  at Prairie Lakes I              Noblesville, IN                     17      228               1,077
  at Prairie Lakes II-IV          Noblesville, IN                    103    1,100               5,793
  at Anderson Mill                Austin, TX                          39      520               4,375
  at Downtown Austin              Austin, TX                           2      220               7,729
  at Parmer Park                  Austin, TX                          28      480               3,919
  at Vista Ridge                  City of Lewisville, TX              15      340               3,320
  at Westwood Ridge               Overland Park, KS                   30      428               3,304
  at Lexington Farms II           Overland Park, KS                    7      104                 742
  at Seven Bridges                Woodridge, IL                       13      520               6,353
  at Carmel Center                Carmel, IN                          15      322               4,913
                                                                     ---    -----            --------
    Total wholly-owned
      land held for
      development                                                    344    5,634            $ 54,856
                                                                     ===    =====            ========



(1)  In general these properties are anticipated to be developed in partnership with one or more institutional investors.


                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                                                                  TOTAL
                                                        NUMBER   NUMBER       TOTAL            ESTIMATED
                                                          OF       OF        EXPENDED          COSTS UPON
COMMUNITY                         LOCATION              ACRES    UNITS      THRU 3/31/01       COMPLETION
---------                         --------              ------   ------     ------------       ----------
Co-Investments
(Company Ownership Percentage):

 Development Communities:
 AMLI:
  at Mill Creek (25%)             Gwinnett County, GA        33      400        $ 22,957           27,100
  at Milton Park (25%)            Alpharetta, GA             21      461           7,236           34,700
  at Peachtree City II (20%)      Peachtree City, GA         21      216           5,878           20,200
  at King's Harbor (25%)          Houston, TX                15      300          16,376           19,800
  at Cambridge Square (30%)       Overland Park, KS          21      408           8,804           32,200
  at Summit Ridge (25%)           Lee's Summit, MO           24      432          28,349           29,300
                                                            ---    -----        --------         --------

        Total co-investment
          development
          communities                                       135    2,217          89,600         $163,300
                                                            ---    -----        --------         ========
    Total wholly-owned
      and co-investments                                    479    7,851        $144,456
                                                            ===    =====        ========




                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Acquisition

The table below summarizes the properties acquired by the Company during 2000-2001:

                                                 Year
                                      Number     Com-
                                       of       pleted      Date       Purchase                Total
Community           Location          Units      (1)       Acquired     Price        Debt      Equity
---------           --------         --------  --------    --------    --------     ------    --------
WHOLLY-OWNED:
AMLI:
 at StoneHollow
   (2). . . . . .   Austin, TX            606      1997      2/3/00     $36,806       --        36,806
 at Towne Creek
   (2)(3) . . . .   Gainesville, GA       150      1989      2/8/00       6,617       --         6,617
 at Western Ridge
   (2). . . . . .   Houston, TX           318      2000    12/28/00      20,000       --        20,000
 at Gateway Park
   (2). . . . . .   Denver, CO            328      2000     1/29/01      33,050       --        33,050
                                       ------                          --------     ------     -------
    Total wholly-owned                  1,402                            96,473       --        96,473
                                       ------                          --------     ------     -------

CO-INVESTMENTS
(Company ownership
percentage):
AMLI:
 Midtown (45%). .   Houston, TX           419      1998     1/13/00      33,250     21,945      11,305
 on Frankford
  (45%) . . . . .   Dallas, TX            582      1998     6/27/00      38,819     25,710      13,109
 at Peachtree
  City I (20%)
  (4) . . . . . .   Fayette County,
                      GA                  312      1998     6/29/00      28,630       --        28,630
 at Scofield Ridge
  (45%) . . . . .   Austin, TX            487      2000     8/15/00      37,300     24,618      12,682
 at Breckinridge
  Point (45%) . .   Richardson, TX        440      1999     9/11/00      33,500     22,110      11,390




                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                 Year
                                      Number     Com-
                                       of       pleted      Date       Purchase                Total
Community           Location          Units      (1)       Acquired     Price        Debt      Equity
---------           --------         --------  --------    --------    --------     ------    --------

 at Lowry Estates
  (50%) . . . . .   Denver, CO            414      2000    12/19/00      51,200     33,900      17,300
 Towne Square
  (45%) . . . . .   Houston, TX           380      1999    12/28/00      32,500     21,450      11,050
 at Osprey Lake
  (69%) . . . . .   Gurnee, IL            483   1997/99      2/1/01      52,000     35,320      16,680
                                       ------                          --------    -------     -------
      Total co-investments              3,517                           307,199    185,053     122,146
                                       ------                          --------    -------     -------
      Total wholly-owned and
        co-investments                  4,919                          $403,672    185,053     218,619
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

   (3)  The Company acquired the 99% interest in the community that it did not already own.  This property was a leasehold interest subject to a ground lease.  The Company acquired the fee ownership of the underlying land which was contributed on March 30, 2001 to the Company in exchange for 40,136 OP Units.

   (4)  The Company's 20% interest in AMLI at Peachtree City I is a result of the Company's sale of an 80%
interest in this property.


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

                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

    The table below summarizes the properties sold by the Company during 2000:
                                                                                                   Net
                                                                                                Operating
                                                                                                Income in
                                                                                                 Twelve
                                                                                                 Months
                                                         Costs                                 Immediately
                                       Year              Before                                  Prior to
                            Number   Acquired/   Date    Depre-     Sale      Net                Date of
Community     Location     of Units  Developed   Sold    ciation    Price   Proceeds  Gain (4)    Sale
---------     --------     --------  --------- --------  --------  -------- --------  -------- -----------
WHOLLY-OWNED:
AMLI at:

 Sope Creek
 (1)          Marietta, GA      695   82/83/95   2/3/00    27,604    42,500   42,105    22,316       4,014

 Peachtree
 City I (2)   Fayette County,
              GA                312     1998    6/29/00    16,062    22,904   22,757     8,151       2,084

 the Arbore-
 tum and      Austin, TX        591     1986    12/6/00    28,074    35,650   35,062    12,914       3,029
 Martha's
 Vineyard (3)                           1992   12/21/00
                              -----                       -------   -------  -------   -------     -------
    Total wholly-owned        1,598                        71,740   101,054   99,924    43,381       9,127
                              -----                       -------   -------  -------   -------     -------






                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                                                                                   Net
                                                                                                Operating
                                                                                                Income in
                                                                                                 Twelve
                                                                                                 Months
                                                         Costs                                 Immediately
                                       Year              Before                                  Prior to
                            Number   Acquired/   Date    Depre-     Sale      Net                Date of
Community     Location     of Units  Developed   Sold    ciation    Price   Proceeds  Gain (4)    Sale
---------     --------     --------  --------- --------  --------  -------- --------  -------- -----------
CO-INVESTMENTS
(Company owner-
ship percentage):
AMLI at:

 Pleasant Hill
  (40%)       Atlanta, GA       502     1996    9/28/00    26,445    39,104   37,983    13,829       3,382
                              -----                      --------   -------  -------   -------     -------
      Total co-investments      502                        26,445    39,104   37,983    13,829       3,382
                              -----                      --------   -------  -------   -------     -------
      Total wholly-owned
        and co-investments    2,100                      $ 98,185   140,158  137,907    57,210      12,509
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

    (3)   The net proceeds from these sales were used toward the acquisitions of AMLI at Western Ridge and AMLI at Gateway Park, in completion of deferred third party exchanges for Federal income tax purposes.

    (4)   Gains on sales of co-investment properties are shown net of disposition fees paid to the Company by the co-investment partnerships.

                   AMLI RESIDENTIAL PROPERTIES TRUST

     DERIVATIVE/FINANCIAL INSTRUMENTS

     In the normal course of business, the Company uses a variety of derivative financial instruments to manage, or hedge, interest rate risk. The Company requires that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designated to hedge.

This effectiveness is essential for qualifying for hedge accounting. Some derivative instruments are associated with the hedge of an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market each period.

     To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination costs are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may or may not actually be realized.

     STANDARDS IMPLEMENTED AND TRANSITION ADJUSTMENT

     On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

     As of January 1, 2001, the adoption of the new standard resulted in derivative instruments reported on balance sheet as liabilities of $1,277, and an increase of $1,249 to "Accumulated Other Comprehensive Income
(Loss)," which are gains and losses not affecting retained earnings in the Consolidated Statement of Stockholders' Equity. As of March 31, 2001, the liabilities increased by $1,446 to $2,723 and Accumulated Other Comprehensive Loss increased by $1,429 to $2,678.

     "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25, became effective July 1, 2000 and had no material impact on the Company's financial statements. The Service Companies recorded a pre-tax charge against earnings of $23 for the three months ended March 31, 2001 as a result of implementing this statement.

                   AMLI RESIDENTIAL PROPERTIES TRUST

     DERIVATIVES AND HEDGING

     In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to align rate movements between interest rates associated with the Company's rental income and other financial assets with interest rates on related debt, and manage the cost of borrowing obligations.

     The Company does not use derivatives for trading or speculative purposes. Further, the Company has a policy of only entering into contracts with major financial institutions based upon their credit rating and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, the Company has not sustained a material loss from those instruments nor does it anticipate any material adverse effect on its net income or financial position in the future from the use of derivatives.

     To manage interest rate risk, the Company may employ options, forwards, interest rate swaps, caps and floors or a combination thereof depending on the underlying exposure. The Company undertakes a variety of borrowings: from lines of credit, to medium- and long-term financings. To reduce overall interest cost, the Company uses interest rate instruments, typically interest rate swaps, to convert a portion of its variable rate debt to fixed rate debt. Interest rate differentials that arise under these swap contracts are recognized in interest expense over the life of the contracts. The resulting cost of funds is usually lower than that which would have been available if debt with matching characteristics was issued directly.

     The Company also employs forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transaction occurs, expires or is otherwise terminated.

     As of March 31, 2001, there were deferred losses from hedging positions of $2,678, which are represented in Accumulated Other
Comprehensive Loss, a shareholders' equity account. $1,249 was incurred as of January 1, 2001 and additional $1,429 was recorded during the three months ended March 31, 2001.

     The following table summarizes the notional value, carrying value and fair value of the Company's derivative financial instruments, principally interest rate swap contracts. The notional value at March 31, 2001, provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.


                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




                                                                 Approximate
                                                    Cumulative   Liability at
Notional    Fixed         Term of       Contract       Cash       March 31,
Amount      Rate(1)       Contract      Maturity    Paid, Net      2001 (2)
--------   -------        --------      ---------   ----------  -------------

$ 75,000   7.112%          1 year        05/10/01        $428          257
  10,000   6.216%          5 years       11/01/02         149          261
  10,000   6.029%          5 years       11/01/02          87          230
  20,000   6.145%          5 years       02/15/03         229          555
  10,000   6.070%          5 years       02/18/03          95          265
  15,000   6.405%          5 years       09/20/04          41          683
  10,000   6.438%          5 years       10/04/04          24          472
--------                                               ------        -----
$150,000                                               $1,053        2,723
========                                               ======        =====



(1)  The fixed rate for the swaps includes the swap spread (the risk component added to the Treasury yield to determine a fixed rate) and excludes lender's spread.

(2)  Represents the approximate amount which the Company would have paid as of March 31, 2001 if these contracts were terminated.  This amount was recorded as a liability in the accompanying balance sheet as of March 31, 2001.


                   AMLI RESIDENTIAL PROPERTIES TRUST

     On March 31, 2001, the derivative instruments were reported at their fair value as Other Liabilities of $2,723 which increased by $1,446 from $1,277 as of January 1, 2001. The offsetting adjustments were represented as losses in Accumulated Other Comprehensive Loss and there was an adjustment to earnings of $45 due to some small ineffectiveness on the swaps ($28 as of January 1, 2001 and $17 for the three months ended March 31, 2001).

     All the Company's hedges that are reported at fair value and are represented on the balance sheet are characterized as cash flow hedges. These transactions hedge the future cash flows of debt transactions. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are cash flow hedges.
The unrealized gains/losses in the fair value of these hedges are reported on balance with a corresponding adjustment to either accumulated other comprehensive income or in earnings--depending on the type of hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains and losses are reported in accumulated other comprehensive income. If the hedging transaction is characterized as a fair value hedge, then the changes in fair value of the hedge and the hedged item are reflected in earnings. If the fair value hedging relationships is fully effective, there is no net effect reflected in income or FFO. Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification is consistent with when the hedged items are also recognized in earnings.

     The Company hedges its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 12 months. During the forecasted period, unrealized gains and losses in the hedging instrument will be reported in accumulated other comprehensive income.
Once the hedged transaction takes place, the hedge gains and losses will be reported in earnings during the same period in which the hedged item is recognized in earnings.

     PER SHARE DATA

     A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows:

                                               2001          2000
                                            ----------   -----------

     Net income . . . . . . . . . . . .     $    6,405        25,928
       Less income attributable to
         preferred shares . . . . . . .         (1,633)       (1,829)
                                            ----------    ----------
     Net income attributable to
       common shares - Basic. . . . . .     $    4,772        24,099
                                            ==========    ==========

     Net income - Diluted . . . . . . .     $    6,405        25,928
                                            ==========    ==========

     Weighted average common
       shares - Basic . . . . . . . . .     17,825,987    17,021,050
                                            ==========    ==========

                   AMLI RESIDENTIAL PROPERTIES TRUST

                                               2001          2000
                                            ----------   -----------

     Dilutive Options and
       Other Plan shares. . . . . . . .        111,775        54,060
     Convertible preferred shares
       (anti-dilutive in 2001). . . . .      3,475,000     3,975,000
                                            ----------    ----------
     Weighted average common
       shares - Dilutive. . . . . . . .     21,412,672    21,050,110
                                            ==========    ==========
     Earnings per share before
       extraordinary items:
         Basic. . . . . . . . . . . . .     $     0.27          1.42
         Diluted. . . . . . . . . . . .     $     0.27          1.23
                                            ==========    ==========



3.   INVESTMENTS IN PARTNERSHIPS AND SERVICE COMPANIES

     INVESTMENTS IN PARTNERSHIPS

     At March 31, 2001, the Operating Partnership is a general partner in various co-investment partnerships. The Operating Partnership and the Service Companies receive various fees for services provided to these co-investment partnerships, including development fees, construction fees, acquisition fees, property management fees, asset management fees, financing fees, administrative fees and disposition fees. The Operating Partnership is entitled to shares of cash flow or liquidation proceeds in excess of its stated ownership percentages, in most cases based on returns to its partners in excess of specified rates. The Operating Partnership has received cash flow and has recorded operating income in excess of its ownership percentages of $521 for the three months ended March 31, 2001. Investments in partnerships at March 31, 2001 and the Company's 2001 share of income or loss for the three months then ended from each are summarized as follows:

                                      AMLI RESIDENTIAL PROPERTIES TRUST
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                Equity                     Total     Company's   Company's
                  Company's               ------------------  Company's     Net       Share of   Share of
                  Percentage   Total               Company's  Investment   Income   Net Income   Deprecia-
Community         Ownership    Assets      Total   Share (1)     (1)       (Loss)     (Loss)       tion
---------         ----------  -------      -----   ---------  ----------   -----    ----------  ----------

AMLI:
 at Greenwood
  Forest             15%     $ 15,576      4,009        601         584        (29)         (4)        15
 at Champions
  Park               15%       11,378      2,649        397         397        (35)         (5)        13
 at Champions
  Centre             15%        8,527      1,926        289         289        (63)         (8)         9
 at Windbrooke       15%       16,374      4,535        680         680        152          23         16
 at Willeo Creek     30%       13,687      4,135      1,240       1,240        192          58         33
 at Barrett Lakes    35%       24,156      7,598      2,659       2,802        201          70         80
 at Chevy Chase      33%       41,929     12,720      4,192       4,192        559         211         99
 at Willowbrook      40%       34,843     10,670      4,267       4,187        305         130        109
 at River Park       40%       13,366      4,417      1,767       1,724        138          55         45
 at Fox Valley       25%       22,980     22,228      5,557       5,739        346          86         47
 at Fossil Creek     25%       19,745     19,369      4,842       4,931        311          78         47
 at Danada Farms     10%       44,878     19,164      1,916       1,908        538          54         35
 at Verandah         35%       21,806      4,886      1,741       1,818        (33)          7        100
 at Northwinds       35%       51,258     16,642      5,825       5,629        438         153        150
 at Regents Crest    25%       31,846     15,946      3,986       4,067         97          49         59
 at Oakhurst North   25%       41,528     40,405     10,101      10,128        437         109         99
 at Wells Branch     25%       32,244     31,757      7,939       7,395        469         117         72
 on the Parkway      25%       14,662      4,053      1,010         714        (32)         (8)        37
 on Timberglen       40%       10,183      3,518      1,431           3         (3)         14         49
 at Castle Creek     40%       20,282     19,342      7,698       7,824        271         118         65
 at Lake Clear-
  water              25%       16,139     15,639      3,910       3,962        240          60         34
 Creekside           25%       15,965     15,736      3,940       4,064        250          79        --
 at Deerfield        25%       16,771      4,129      1,029         850        (94)        (24)        37
 at Wynnewood
  Farms              25%       18,390     18,151      4,538       4,579        229          56         36




                                      AMLI RESIDENTIAL PROPERTIES TRUST
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                               Equity                      Total     Company's   Company's
                  Company's              -------------------  Company's     Net       Share of   Share of
                  Percentage   Total               Company's  Investment   Income   Net Income   Deprecia-
Community         Ownership    Assets     Total    Share (1)     (1)       (Loss)     (Loss)       tion
---------         ----------  -------     ------   ---------  ----------   -----    ----------  ----------
 at Monterey Oaks    25%       28,838     28,127      7,032       7,126        550         138         58
 at St. Charles      25%       41,883     40,081     10,020      10,026        625         156         80
 at Park Bridge      25%       24,257     22,360      5,590       5,682        379          95         44
 at Mill Creek       25%       22,868     21,246      5,312       5,459       (129)        (32)        24
 at Lost Mountain    75%       11,632        951        714         820         20          17         55
 on Spring Mill      20%
                  (Residual)   29,108     28,295      --          1,261        218       --         --
 at Prestonwood
    Hills            45%       17,576      5,875      2,661       2,655         32          26         55
 at Windward Park    45%       27,262      9,017      4,087       4,077         36          33         85
 at Summit Ridge     25%       29,064      7,974      1,994       1,730       (406)       (105)        56
 at Oak Bend         40%       25,020      5,813      2,325       2,325         15          94         69
 Midtown             45%       33,423     11,257      5,105       5,088        173         104        101
 on Frankford        45%       39,616     13,438      6,095       6,078        196         120        120
 at Peachtree
    City I           20%       29,120     28,952      5,790       3,751        445          89         37
 at Peachtree
    City II          20%        6,082      1,000        200         155      --          --         --
 at Scofield Ridge   45%       37,921     12,892      5,845       5,826         72          57        112
 at Breckinridge
    Point            45%       34,044     11,587      5,254       5,236         72          55        100
 at Cambridge
    Square           30%        8,826      7,224      2,167       2,182      --          --         --
 Towne Square        45%       33,423     11,388      5,162       5,100         16          27         96
 at Lowry Estates    50%       52,682     18,109      9,054       8,901        (14)         (7)       168
 at King's Harbor    25%       16,477     13,906      3,477       3,605        (58)        (15)     --
 at Milton Park      25%        7,309      6,693      1,673       1,258      --          --         --
 at Osprey Lake      69%       56,045     19,178     13,194      12,995       (125)        (75)       150
                           ----------    -------    -------     -------    -------      ------     ------
                            1,170,989    628,987    184,306     181,042      7,001       2,255      2,696
   Other                          708        708        354         354          1           7      --
                           ----------    -------    -------     -------    -------      ------     ------
    Total                  $1,171,697    629,695    184,660     181,396      7,002       2,262      2,696
                           ==========    =======    =======     =======    =======      ======     ======


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

     All but one debt financing have been obtained at fixed rates from various insurance companies on behalf of these co-investment partnerships. The Company's share of co-investment debt at March 31, 2001 are summarized as follows:

                               Outstand-
                     Total      ing at   Company's Interest
Community          Commitment   3/31/01    Share     Rate    Maturity
---------          ----------  --------- --------- --------  ---------
AMLI:
 at Champions Centre $ 6,700       6,428      964     8.93%  Jan. 2002
 at Champions Park     9,500       8,516    1,277     7.49%  Jan. 2002
 at Windbrooke        11,500      11,157    1,674     9.24%  Feb. 2002
 at Greenwood Forest  11,625      11,294    1,694     8.95%  May  2002
 at Peachtree City II 19,170       4,845      969  L+1.875%  June 2002
 at Chevy Chase       29,767      27,695    9,139     6.67%  Apr. 2003
 at Willeo Creek      10,000       9,330    2,799     6.77%  May  2003
 at Willowbrook       24,500      23,076    9,230    7.785%  May  2003
 at Regents Crest     16,500      15,390    3,848     7.50%  Dec. 2003
 at Verandah          16,940      16,468    5,764     7.55%  Apr. 2004
 on Timberglen         6,770       6,496    2,598     7.70%  June 2004
 at Prestonwood Hills 11,649      11,471    5,195     7.17%  Aug. 2006
 at Windward Park     18,183      17,910    8,119     7.27%  Aug. 2006
 at Oak Bend          18,834      18,628    7,451     7.81%  Dec. 2006
 Midtown              21,945      21,700    9,839     7.52%  Dec. 2006
 at Deerfield         12,600      12,461    3,115     7.56%  Jan. 2007
 at Danada Farms      24,500      24,015    2,402     7.33%  Mar. 2007
 on Frankford         25,710      25,572   11,597     8.25%  June 2007
 at Breckinridge Point22,110      22,003    9,977     7.57%  July 2007
 at Scofield Ridge    24,618      24,502   11,112     7.70%  Aug. 2007
 Towne Square         21,450      21,413    9,722     7.60%  Jan. 2008
 at Lowry Estates     33,900      33,839   16,920     7.12%  Jan. 2008
 at Summit Ridge      20,000      20,000    5,000     7.27%  Feb. 2008
 at River Park         9,100       8,730    3,492     7.75%  June 2008
 on the Parkway       10,800      10,409    2,602     6.75%  Jan. 2009
 at Barrett Lakes     16,680      16,196    5,669     8.50%  Dec. 2009
 at Northwinds        33,800      33,681   11,788     8.25%  Oct. 2010
 at Osprey Lake       35,320      35,320   24,283     7.02%  Mar. 2011
 at Lost Mountain     10,252      10,247    7,685     6.84%  Nov. 2040
                    --------    --------  -------
                    $534,423     508,792  195,924
                    ========    ========  =======

     In general, these loans provide for monthly payments of principal and interest based on a 25 or 27 year amortization schedule and a balloon payment at maturity. Some loans provide for payments of interest only for an initial period, with principal amortization commencing generally within two years.

     Investments in Service Companies

     Combined financial information of the Service Companies at and for the three months ended March 31, 2001 and 2000 are summarized as follows:

                   AMLI RESIDENTIAL PROPERTIES TRUST

                                        2001            2000
                                      -------         -------
        Income (1)                    $ 3,512           4,335
        General and adminis-
          trative expenses             (3,147)         (3,373)
                                      -------         -------
            EBITDA                        365             962

        Interest                         (698)           (813)
        Depreciation                     (575)           (434)
        Income taxes                      345             108
                                      -------         -------
          Loss (2)(3)                 $  (563)           (177)
                                      =======         =======
        Total assets                  $39,859          52,729
                                      =======         =======
        Total liabilities             $41,538          54,647
                                      =======         =======
        Total deficit                 $(1,679)         (1,918)
                                      =======         =======

        (1)   Net of construction and landscaping costs.
        (2) Net of tax effect; includes $104 in amortization of goodwill in both years.
        (3)   In 2000, includes $149 after-tax gain from sale of land.

     For 2000, substantially all interest expense of the Service Companies resulted from notes payable to the Company at interest rates ranging from 9.5% to 13.0%. For 2001, most such notes payable were refinanced with direct borrowings from banks under the Company's line of credit, with interest at LIBOR + 1.05%. Amounts borrowed from the banks by the Service Companies in 2001 are guaranteed by the Company for which it received a guaranty fee from the Service Companies totalling $68 for the three months ended March 31, 2001. Interest and share of income from Service Companies as included in the accompanying Consolidated Statements of Operations is reconciled below:

                                                    March 31,
                                               ------------------
                                                  2001      2000
                                                 ------    ------
   Intercompany interest expensed . . . . . .   $   159     1,122
   Intercompany interest capitalized. . . . .        21        88
   Net income (loss). . . . . . . . . . . . .      (563)     (191)
   Intercompany eliminations and
     minority interests, net. . . . . . . . .       (20)     (188)
                                                -------    ------
                                                $  (403)      831
                                                =======    ======

4.   RELATED PARTY TRANSACTIONS

     During the three months ended March 31, 2001 and 2000, the Company accrued or paid to its affiliates fees and other costs and expenses as follows:
                                              2001             2000
                                             -----            -----
       Management fees                       $ 708              695
       General contractor fees                  13               54
       Interest expense                        140              139
       Landscaping and grounds maintenance     439              501
                                            ======            =====

                   AMLI RESIDENTIAL PROPERTIES TRUST

     In addition, at March 31, 2001 and December 31, 2000, the Company owed Amli Residential Construction, Inc. $1,350 and $1,501, respectively, for construction costs of communities under development or rehab.

     During the three months ended March 31, 2001 and 2000, the Company earned or received from its affiliates fees and other income as follows:

                                             2001              2000
                                            ------            -----

       Development fees                     $  275              385
       Acquisition/financing fees              239              110
       Asset management fees                   143              148
       Interest on advances to other
         affiliates                            180              127
       Interest on notes and advances
         to Service Companies                  142            1,210
                                            ======            =====


     In addition, during the three months ended March 31, 2001 and 2000, total revenues of $820 and $495, respectively, were generated from leases to AMLI Corporate Homes ("ACH"), a division of one of the Service
Companies.


                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


5.   DEBT

     The table below summarizes certain information relating to the indebtedness of the Company.

                                                              Balance                              Balance
                                                Original        at          Interest    Maturity      at
Encumbered Communities                           Amount       3/31/01         Rate        Date     12/31/00
----------------------                          --------      --------      --------    --------   --------

BOND FINANCING:
                                                                          Tax-Exempt
Unsecured (1)                                   $ 40,750        40,750    Rate+1.23%     10/1/24    40,750
                                                                          Tax-Exempt
AMLI at Poplar Creek                               9,500         9,500    Rate+1.24%      2/1/24     9,500
                                                --------       -------                             -------
    Total Bonds                                   50,250        50,250                              50,250
                                                --------       -------                             -------

MORTGAGE NOTES PAYABLE TO FINANCIAL INSTITUTIONS:
AMLI at Conner Farms                              13,275        12,171         7.00%     6/15/03    12,238
AMLI at Riverbend                                 31,000        28,574         7.30%      7/1/03    28,726
AMLI in Great Hills                               11,000        10,144         7.34%      7/1/03    10,198
AMLI at Valley Ranch                              11,500         9,901        7.625%     7/10/03     9,969
AMLI at Nantucket                                  7,735         7,422         7.70%      6/1/04     7,454
AMLI at Bishop's Gate                             15,380        14,451           (2)      8/1/05    14,523
AMLI at Regents Center                            20,100        19,206           (3)      9/1/05    19,260
AMLI on the Green/AMLI of North Dallas (4)        43,234        40,213        7.789%      5/1/06    40,402
AMLI at Clairmont                                 12,880        12,698         6.95%     2/15/08    12,738
AMLI at Park Creek                                10,322        10,212        7.875%     12/1/38    10,223
                                                --------       -------                            --------
  Total Mortgage Notes Payable                   176,426       164,992(5)                          165,731
                                                --------       -------                            --------





                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                               Balance                             Balance
                                                Original        at          Interest    Maturity      at
Encumbered Properties                            Amount        3/31/01        Rate        Date     12/31/00
---------------------                           --------      --------      --------    --------   --------

OTHER NOTES PAYABLE:

Unsecured line of credit (6)(7)                  250,000       192,000       L+1.05%    10/11/02   165,000
Note payable to Service Company                    5,000         5,000        10.00%      1/1/03     5,000
                                                --------       -------    ---------      -------   -------
  Total Other Notes Payable                      255,000       197,000                             170,000
                                                --------       -------                             -------
  Total                                         $481,676       412,242                             385,981
                                                ========       =======                             =======


(1)  The terms of these tax-exempt bonds require that a portion of the apartment units be leased to individuals who qualify based on income levels specified by the U.S. Government.  The bonds bear interest at a variable rate that is adjusted weekly based upon the remarketing rate for these bonds (4.30% for AMLI at Spring Creek and 4.34%
for AMLI at Poplar Creek at April 26, 2001).  The credit enhancement for the AMLI at Spring Creek bonds was provided by a $41,297 letter of credit from Wachovia Bank which expires on October 11, 2002 and the credit enhancement for the AMLI at Poplar Creek bonds was provided by a $9,617 letter of credit from LaSalle National
Bank that expires December 18, 2002.

(2)  This original $14,000 mortgage note bears interest at 9.1%.  For financial reporting purposes, this mortgage note was valued at $15,380 to reflect a 7.25% market rate of interest when assumed in connection with the acquisition of AMLI at Bishop's Gate on October 17, 1997.  The unamortized premium at March 31, 2001 is $813.

(3)  $13,800 at 8.73% and $6,300 at 9.23%.

(4)  These two properties secure the FNMA loan that was sold at a discount of $673.  At March 31, 2001, the unamortized discount is $342.





                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(5)  All but $20,706 is non-recourse to the partners of the Operating Partnership.

(6)  The Company has used interest rate swaps on $150,000 of the outstanding amount to fix its base interest rate
(before current lender's spread) at an average of 6.67%.  The Company anticipates paying the outstanding balance down in June 2001 by approximately $140,000 from the proceeds of a new ten year mortgage loan secured by seven currently unencumbered properties.  This loan will bear interest at 6.56% and provide for level monthly payments of principal and interest based on a 27-year amortization period.

(7)  The Company's unsecured line of credit has been provided by a group of eight banks led by Wachovia Bank,
N.A. and Bank One, N.A.  In November 2000, the maturity date was extended to November 2003 with a one-year renewal option.  In addition, AMC and Amrescon were added as borrowers under this line of credit, and such borrowings by the Service Companies ($27,000 at March 31, 2001) are guaranteed by the Company and count against the Company's total availability under this line of credit.  This unsecured line of credit requires that the Company meet various covenants typical of such an arrangement, including minimum net worth, minimum debt service coverage and maximum debt to equity percentage.  The unsecured line of credit is used for acquisition and development activities and working capital needs.





























                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     As of March 31, 2001, the scheduled maturities of the Company's debt are as follows:

                                                    FIXED RATE
                                                     MORTGAGE                   NOTES
                                                   NOTES PAYABLE    UNSECURED  PAYABLE TO
                                           BOND    TO FINANCIAL       LINES     SERVICE
                                        FINANCINGS INSTITUTIONS     OF CREDIT  COMPANIES       TOTAL
                                        ---------- -------------    --------- -----------   ----------
2001. . . . . . . . . . . . . . . . .     $  --           2,300         --          --          2,300
2002. . . . . . . . . . . . . . . . .      50,250         3,273         --          --         53,523
2003. . . . . . . . . . . . . . . . .        --          60,117      192,000       5,000      257,117
2004. . . . . . . . . . . . . . . . .        --           8,933         --          --          8,933
2005. . . . . . . . . . . . . . . . .        --          32,877         --          --         32,877
Thereafter. . . . . . . . . . . . . .        --          57,492         --          --         57,492
                                          -------       -------      -------      ------      -------
                                          $50,250       164,992      192,000       5,000      412,242
                                          =======       =======      =======      ======      =======


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

     At March 31, 2001, the Company is contingently liable on $8,983 in bank letters of credit issued to secure commitments made in ordinary course of business by the Company and its co-investment partnerships.

7.   SEGMENT REPORTING

     The revenues, net operating income, FFO and assets for the Company's reportable segment are summarized as follows:

                                                Three Months Ended
                                                     March 31,
                                             ------------------------
                                                 2001         2000
                                              ----------   ----------
Multifamily segment revenues. . . . . . . . . $   68,806       54,491
                                              ==========   ==========

Multifamily segment net operating income. . . $   42,455       33,370

Reconciling items to FFO:
  Reduce co-investment net operating
    income to Company's share (1) . . . . . .    (19,978)     (13,224)
  Interest income and share of
    income (loss) from Service Companies. . .       (299)         935
  Other interest income . . . . . . . . . . .        477          355
  Other revenues. . . . . . . . . . . . . . .        657          643
  General and administrative expenses . . . .     (1,518)        (928)
  Interest expense and loan cost amortization     (6,563)      (5,760)
                                              ----------   ----------
Consolidated FFO before minority interest . .     15,231       15,391
                                              ----------   ----------
Reconciling items to net income:
  Depreciation - wholly owned properties. . .     (5,086)      (4,966)
  Depreciation - share of co-investment
    properties. . . . . . . . . . . . . . . .     (2,696)      (1,688)
  Share of Service Company's goodwill
    amortization. . . . . . . . . . . . . . .       (104)        (104)
  Gain on sale of residential property. . . .      --          22,316
                                              ----------   ----------
Income before minority interest and
  extraordinary items . . . . . . . . . . . .      7,345       30,949
Minority interest . . . . . . . . . . . . . .        940        5,021
                                              ----------   ----------
Net income. . . . . . . . . . . . . . . . . . $    6,405       25,928
                                              ==========   ==========

                                              March 31,  December 31,
                                                2001         2000
                                              ----------  -----------
Segment assets (2). . . . . . . . . . . . . . $1,893,499    1,803,134
                                              ==========   ==========

                   AMLI RESIDENTIAL PROPERTIES TRUST

 (1) Represents amount required to reduce co-investment properties' net operating income to the Company's share of net operating income from partnerships.

 (2) Represents original acquisition costs of wholly owned and co-investment properties.


The Company derives no consolidated revenues from foreign countries nor has any major customers that individually account for 10% or more of the Company's consolidated revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS,
         EXCEPT SHARE DATA)


     The following discussion is based primarily on the consolidated financial statements of Amli Residential Properties Trust (the "Company") as of March 31, 2001 and December 31, 2000 and for the three months ended March 31, 2001 and 2000.

     This information should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

     As of March 31, 2001, the Company owned an 85% general partnership interest in AMLI Residential Properties, L.P. (the "Operating Partnership"), which holds the operating assets of the Company. The limited partners hold Operating Partnership units ("OP Units") that are convertible into common shares of the Company on a one-for-one basis, subject to certain limitations. During the first quarter of 2001, the Company has repurchased 151,400 common shares of beneficial interest of the total 500,000 shares authorized to be repurchased. In addition, the Operating Partnership issued 460,240 OP units for the acquisition of wholly-owned and co-investment communities. At March 31, 2001, the Company owned 21,179,854 OP Units and the limited partners owned 3,693,978 OP Units. The Company has qualified, and anticipates continuing to qualify, as a real estate investment trust ("REIT") for Federal income tax purposes.

RESULTS OF OPERATIONS

     During the period from January 1, 2000 through March 31, 2001, the increase in property revenues and property operating expenses resulted from moderate increases in same communities, acquisitions of new communities and stabilization of a newly-constructed community offset in part by sales of stabilized communities.

     Since January 1, 2000, the Company has sold four stabilized communities containing a total of 1,598 apartment homes. During the same period, the Company has acquired a total of 1,402 units in four stabilized communities. The Company also has completed development and begun rental operations of a 200 apartment homes additional phase to an existing community. Property operations from wholly-owned assets for the three months ended March 31, 2001 and 2000 are summarized as follows:

                                                           Increase
                                     2001         2000    (Decrease)
                                   -------       ------   ---------
Total Wholly-Owned
Property Revenues
------------------
 Same communities . . . . . . .    $24,702       23,869         833
 New communities. . . . . . . .        493          123         370
 Development and/or lease-up
  communities . . . . . . . . .      --           --          --
 Acquisition communities. . . .      3,141        1,148       1,993
 Communities contributed
  to ventures/sold. . . . . . .      --           2,671      (2,671)
                                   -------      -------     -------
    Total . . . . . . . . . . .    $28,336       27,811         525
                                   =======      =======     =======

                                                           Increase
                                     2001         2000    (Decrease)
                                   -------       ------   ---------
Total Wholly-Owned
Property Operating Expenses
---------------------------
 Same communities . . . . . . .    $ 9,386        9,078         308
 New communities. . . . . . . .        187           87         100
 Development and/or lease-up
  communities . . . . . . . . .      --           --          --
 Acquisition communities. . . .      1,232          401         831
 Communities contributed
  to ventures/sold. . . . . . .         12          972        (960)
                                   -------      -------     -------
    Total . . . . . . . . . . .    $10,817       10,538         279
                                   =======      =======     =======

Total Wholly-Owned
Property Net Operating Income
-----------------------------
 Same communities . . . . . . .    $15,316       14,791         525
 New communities. . . . . . . .        306           36         270
 Development and/or lease-up
  communities . . . . . . . . .      --           --          --
 Acquisition communities. . . .      1,909          747       1,162
 Communities contributed
  to ventures/sold. . . . . . .        (12)       1,699      (1,711)
                                   -------      -------     -------
    Total . . . . . . . . . . .    $17,519       17,273         246
                                   =======      =======     =======

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

     Since January 1, 2000, the Company has invested in eight co-investment partnerships, which have acquired eight stabilized communities containing a total of 3,517 apartment homes. Of the total, a 312-unit community, which was a wholly-owned community, was acquired by a 20% owned co-investment partnership. The communities are as follows:

                                                  Date          No of
                                  Market         Acquired       Units
                                  ------         ---------      -----
AMLI:
 Midtown. . . . . . . . . . . .   Houston         Jan.  2000      419
 at Peachtree City. . . . . . .   Atlanta         June  2000      312
 on Frankford . . . . . . . . .   Dallas          Aug.  2000      582
 at Scofield Ridge. . . . . . .   Austin          Aug.  2000      487
 at Breckinridge Point. . . . .   Dallas          Sept. 2000      440
 at Lowry Estates . . . . . . .   Denver          Dec.  2000      414
 Towne Square . . . . . . . . .   Houston         Dec.  2000      380
 at Osprey Lake . . . . . . . .   Illinois        Feb.  2001      483
                                                                -----
    Total . . . . . . . . . . .                                 3,517
                                                                =====

     In addition, the Company, through joint ventures with institutional investors, has completed or has under development and begun rental operations of thirteen communities. Eight communities with a total of 2,422 units were stabilized in 2000. Two communities with a total of 628 stabilized in 2001. The remaining three communities, containing a total of 1,132 apartments homes, are under development and/or in lease-up as of March 31, 2001 and are anticipated to be completed in 2001.

     During 2000, the Company sold a 502 apartment home community. This sale partially offset the overall revenue growth of the co-investment communities.

                                                        Increase
                                     2001      2000    (Decrease)
                                   -------   -------   ---------

Total Co-investment Property Revenues
-------------------------------------
 Same communities . . . . . . . .  $21,516    21,371         145
 New communities. . . . . . . . .    6,290     1,994       4,296
 Development and/or lease-up
  communities . . . . . . . . . .    2,326       130       2,196
 Acquisition communities. . . . .    9,429     1,943       7,486
 Communities contributed
  to ventures/sold. . . . . . . .      908     1,358        (450)
                                   -------   -------     -------
    Total . . . . . . . . . . . .  $40,469    26,796      13,673
                                   =======   =======     =======

Company's share of co-invest-
  ment total revenues . . . . . .  $12,939     7,878       5,061
                                   =======   =======     =======

Total Co-investment
Property Operating Expenses
---------------------------
 Same communities . . . . . . . .  $ 8,123     7,869         254
 New communities. . . . . . . . .    2,226     1,353         873
 Development and/or lease-up
  communities . . . . . . . . . .    1,161       122       1,039
 Acquisition communities. . . . .    3,611       735       2,876
 Communities contributed
  to ventures/sold. . . . . . . .      265       501        (236)
                                   -------   -------     -------
    Total . . . . . . . . . . . .  $15,386    10,580       4,806
                                   =======   =======     =======

Company's share of co-invest-
  ment property operating
  expenses. . . . . . . . . . . .  $ 4,626     3,032       1,594
                                   =======   =======     =======

Total Co-investment Property
Net Operating Income
----------------------------
 Same communities . . . . . . . .  $13,393    13,502        (109)
 New communities. . . . . . . . .    4,064       641       3,423
 Development and/or lease-up
  communities . . . . . . . . . .    1,165         8       1,157
 Acquisition communities. . . . .    5,818     1,208       4,610
 Communities contributed to
  ventures/sold . . . . . . . . .      643       857        (214)
                                   -------   -------     -------
    Total . . . . . . . . . . . .  $25,083    16,216       8,867
                                   =======   =======     =======
Company's share of co-invest-
 ment property NOI. . . . . . . .  $ 8,740     5,036       3,704
                                   =======   =======     =======

     For the three months ended March 31, 2001, total revenues were $31,328 and net income was $6,405. Total revenues for the year earlier period were $30,825 and net income was $25,928, which included a non-recurring gain of $22,316 from the sale of a residential property. For the first quarter of 2001, basic earnings per common share decreased to $0.27 from $1.42 (included $0.90 per share from the sale of a residential property) in the year earlier period. Diluted earnings per common share for the first quarter 2001 decreased to $0.27 from $1.23 ($0.33 excluding the gain) for the year earlier period.

     On a "same community" basis, weighted average occupancy of the apartment homes owned wholly by the Company increased slightly to 91.3% for the three months ended March 31, 2001 from 90.9% in the prior year. Weighted average collected rental rates increased by 3.1% to $780 from $756 per unit per month for the three months ended March 31, 2001 and 2000, respectively. Including Co-Investment Communities, weighted average occupancy of the Company's apartment homes decreased to 91.7% for the three months ended March 31, 2001 from 92.2% in the prior year, and weighted average collected rental rates increased by 3.3% to $827 from $801 per unit per month for the three months ended March 31, 2001 and 2000, respectively.


COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 TO THREE MONTHS ENDED MARCH 31, 2000.

     Income before minority interest decreased to $7,345 for the three months ended March 31, 2001 from $30,949 for the three months ended
March 31, 2000. This decrease was primarily attributable to a $22,316 gain on sale of a residential property in 2000 that did not occur in 2001. In addition, a $278 increase in property operating expenses, a $785 increase in interest expense and a $120 increase in depreciation, offset in part by a $503 increase in total revenues, contributed to the decrease in income. The increase in total revenues was largely from the Company's share of income from partnerships offset by a share of loss from Service Companies. Net income for the three months ended March 31, 2001 and 2000 was $6,405 and $25,928, respectively. Total property revenues increased by $524 or 1.9%. This increase in property revenues was primarily from the 1,402 apartment homes acquired during 2001 and 2000. This increase was offset in part by a decrease resulting from 1,596 apartment homes sold during 2000. In addition, the Company commenced leasing 200 apartment homes under development during 2000. Furthermore, moderate increases in rental rates were achieved, offset by a decline in weighted average occupancy as discussed in the preceding paragraph. Other property revenues include increases in various fees charged to residents. On a same community basis total property revenues increased by $833 or 3.5% and net operating income increased by $525 or 3.6%.

     The Company operates, owns and manages apartments in eight metropolitan areas. During 2000, the supply/demand characteristics in the suburban Atlanta and Chicago markets have enabled the Company to increase rents at a rate in excess of the rate of inflation. Supply and demand is generally in balance in Atlanta. A combination of a moderate over-supply of rental apartments in Dallas, Houston, Indianapolis and Kansas City coupled with increased vacancy rates attributable to the Company's rehabs of four wholly-owned communities in Atlanta, Dallas and Indianapolis, and a general business slow-down in Austin, has contributed to overall growth in collected rents at less than the rate of inflation.

     Interest and share of income (loss) from Service Companies decreased 148.5% to $(403) from $831 primarily due to decreased interest income as a result of Service Companies' direct borrowings on $27,000 borrowed under the Company's line of credit and lower construction income as a result of slower construction and development.

     Income from partnerships increased to $2,262 from $1,185, or 90.9%. This increase was a result of the acquisition of eight stabilized communities containing a total of 3,517 units through eight new co-investment partnerships. In addition, eleven new co-investment partnerships have invested in ten development communities and a second phase to an existing stabilized community during 2001 and 2000. During 2001, two communities containing a total of 628 apartment homes achieved stabilized operations and three with 1,132 apartment homes were still under development and/or in lease-up. On a same community basis, total property revenues increased by $145 or 0.7% and net operating income decreased by $109, or 0.8%.

     Other income increased moderately to $657 from $643, or 2.2%. This increase is primarily due to higher acquisition fees offset by lower development fees as the Company's development activities have slowed down in Dallas and Kansas City.

     Property operating expenses increased by $278, or 2.6%. This increase is principally due to increases in personnel costs, in utilities and real estate tax expense. On a same community basis, property operating expenses increased by $308 or 3.4%

     Interest expense, net of the amounts capitalized, increased to $6,427 from $5,642 or 13.9%, primarily due to increased indebtedness incurred in conjunction with acquisition activities, investments in joint ventures which own stabilized properties, increased short-term borrowing rates, and $198 in costs associated with a $75 million interest rate swap entered into in May 2000.

     General and administrative expenses increased to $1,518 for the three months ended March 31, 2001 from $928 for the three months ended March 31, 2000. The increase is primarily due to costs attributable to abandoned projects and a portion of investment in Broadband high speed internet access business that were written off. Higher shareholder service expenses and higher cost of carrying land parcels held for future development also contributed to the increase.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, the Company had $2,103 in cash and cash equivalents and $31,000 in availability under its $250,000 unsecured line of credit. The availability under the line of credit is based on total borrowings of $219,000, including $27,000 borrowed directly by unconsolidated Service Company affiliates. The borrowings of the Service Company affiliates are guaranteed by the Company. Borrowings under the line of credit bear interest at a rate of LIBOR plus 1.05%.

     The Company has obtained a commitment from a lender for $140,000 in ten-year 6.56% fixed-rate financing, which will be secured by first mortgages on seven of the Company's currently unencumbered wholly-owned communities. The closing of this financing is anticipated to occur in June 2001. The Company intends to pay down its unsecured line of credit from the proceeds of this loan and concurrently reduce its line of credit to approximately $200,000.

     At March 31, 2001, nineteen of the Company's wholly-owned stabilized communities were unencumbered. There are no fixed rate loans on wholly-owned communities with maturity dates prior to July 2003.

     Net cash flows provided by operating activities for the three months ended March 31, 2001 decreased to $11,713 from $13,097 for the three months ended March 31, 2000. The decrease is primarily due to increased interest expense and property operating expenses, and payments of real estate taxes for properties located in Texas.

     Cash flows used in investing activities for the three months ended March 31, 2001 decreased to $26,039 from $31,256 for the three months ended March 31, 2000. The decrease consisted primarily of net proceeds from the sale of rental community in 2000 offset in part by higher expenditures for acquisitions and development costs and higher investments in partnerships.

     Net cash flows used in financing activities for the three months ended March 31, 2001 were $11,323, which reflect net proceeds of additional borrowings and dividend payments. In 2001, $3,312 were used to repurchase 151,400 of the Company's shares of beneficial interests.

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

     FFO for the three months ended March 31, 2001 and 2000 is summarized as follows:
                                            March 31,
                                   --------------------------
                                      2001             2000
                                   ----------       ---------
   Net income before minority
     interest                      $    7,345          30,949
   Depreciation                         5,086           4,966
   Share of co-investment partner-
     ships' depreciation                2,696           1,688
   Share of Service Company's
     goodwill amortization                104             104
    Gain on sale of residential
      property                          --            (22,316)
                                   ----------      ----------
   FFO                             $   15,231          15,391
                                   ==========      ==========
   Weighted average shares and units
      including dilutive shares    24,925,231      24,596,031
                                   ==========      ==========

     The Company expects to pay quarterly dividends from cash available for distribution. Until distributed, funds available for distribution are used to temporarily reduce outstanding balances on the Company's revolving lines of credit.

     The Company intends to finance the majority of its future acquisition and development activities by co-investing these acquisitions and developments with institutional partners. In addition, the Company is selectively selling older communities and using proceeds of such sales to buy newly-constructed properties. The Company expects to meet its short-term liquidity requirements by using its working capital and any portion of net cash flow from operations not distributed currently. The Company believes that its future net cash flows will be adequate to meet operating requirements in both the short and the long term and provide for payment of dividends by the Company in accordance with REIT requirements.

     The Company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to Federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. In 1999, the Company distributed approximately 90% of its taxable income and has designated a portion of its dividends being paid during 2000 as a throw back dividend to 1999. In 2000, the Company distributed approximately 90% of its taxable income and will again designate a portion of its dividends paid during 2001 as a throw back dividend to 2000. The Company's current dividend payment level equals an annual rate of $1.88 per common share, increased on July 31, 2000 from an annual rate of $1.84 per common share. The Company anticipates that all dividends paid in 2001 will be fully taxable.

     The Company has recorded no deferred taxes on gains for financial reporting purposes that have been deferred for income tax reporting purposes because the Company intends to distribute to its shareholders any deferred tax gain upon ultimate realization for income tax reporting purposes.

     The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, repayment of loans for construction, development, and acquisition activities through the issuance of long-term secured and unsecured debt and additional equity securities of the Company (or OP Units). Through March 31, 2001, the Company has issued preferred and common shares for an aggregate issuance price of $128,467 leaving a balance of $71,533 in shares that the Company may issue in the future under its shelf registration statement.


COMPANY INDEBTEDNESS

     The Company's debt as of March 31, 2001 includes $164,992 which is secured by first mortgages on eleven of the wholly-owned communities and is summarized as follows:

                          SUMMARY DEBT TABLE
                          ------------------

Type of              Weighted Average         Outstanding   Percent
Indebtedness           Interest Rate            Balance     of Total
------------         ----------------         -----------   --------
Fixed Rate
Mortgages                  7.6%                 $164,992      40.0%

Tax-Exempt        Tax-Exempt Rate + 1.23%         50,250      12.2%
Bonds (1)         Tax-Exempt Rate + 1.24%

Lines of
Credit (2)             LIBOR + 1.05%             192,000      46.6%

Note payable to
Service Company             10%                    5,000       1.2%
                                                --------     ------
     Total                                      $412,242     100.0%
                                                ========     ======
--------------------

(1) The tax-exempt bonds bear interest at a variable tax-exempt rate that is adjusted weekly based on the re-marketing of these bonds (4.30% for AMLI at Spring Creek and 4.34% for AMLI at Poplar Creek at April 26, 2001). The AMLI at Spring Creek bonds mature on October 1, 2024 and the related credit enhancement expires on October 15, 2002. The AMLI at Poplar Creek bonds mature on February 1, 2024 and the related credit enhancement expires on December 18, 2002.

(2) Amounts borrowed under lines of credit are due in 2003. The interest rate on $150,000 has been fixed pursuant to interest rate swap contracts. These borrowings are anticipated to be paid down from the proceeds of a new year fixed rate secured financing which is anticipated to fund in June 2001.



DEVELOPMENT ACTIVITIES

     At March 31, 2001, the Company has made capital contributions totaling $201,110 to its existing co-investment partnerships and anticipates funding substantially all of its remaining commitment of $16,016 during 2001 to complete the 2,217 homes being developed by co-investment partnerships.

     The Company owns land for the development of an additional 5,634 apartment homes in Ft. Worth, Houston and Austin, Texas; Indianapolis, Indiana; Kansas City, Kansas, and Chicago, Illinois. The Company has earnest money deposits of $525 for five land parcels anticipated to be acquired in 2001 or 2002 for development.

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

     At March 31, 2001, the Company was continuing the rehab of the second phase of AMLI at Valley Ranch and completing the rehab of AMLI at Riverbend. AMLI's larger properties were built in phases, and the rehabs of these larger properties are being done in phases, each extending over periods not exceeding 24 months. AMLI has no other current plans to proceed with the rehab of additional phases. Through March 31, 2001, the Company has spent $15,116 on rehab of four properties.

INFLATION

     Inflation has been low. Virtually all apartment leases at the wholly-owned communities and co-investment communities are for six or twelve months' duration. This enables the Company to pass along inflationary increases in its operating expenses on a timely basis. Because the Company's property operating expenses (exclusive of depreciation and amortization) average approximately 38.2% of rental and other property revenue, increased inflation typically results in comparable increases in income before interest and general and administrative expenses, so long as rental market conditions allow increases in rental rates while maintaining stable occupancy.

     An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At March 31, 2001, the Company's exposure (including the Company's proportionate share of its co-investment partnerships' expense) to rising interest rates is mitigated by the existing debt level of approximately 43% of the Company's total market capitalization (53% including the Company's share of co-investment partnerships' debt), the high percentage of intermediate-term fixed-rate debt (40% of total debt), and the use of interest rate swaps to effectively fix the interest rate on $75,000 of floating-rate debt through May 2001, $20,000 through November 2002, $30,000 through February 2003, $15,000 through September 2004 and $10,000 through October 2004 (36.4% of total debt). As a result, for the foreseeable future, increases in interest expense resulting from increasing inflation are anticipated to be less than future increases in income before interest and general and administrative expenses.


OTHER MATTERS

     On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

     As of January 1, 2001, the adoption of the new standards resulted in derivative instruments reported on balance sheet as liabilities of $1,277, and an increase of $1,249 to "Accumulated Other Comprehensive Income
(Loss)", which are gains and losses not affecting retained earnings in the Consolidated Statement of Stockholders' Equity. As of March 31, 2001, the liabilities increased by $1,446 to $2,723 and Accumulated Other Comprehensive Loss increased by $1,429 to $2,678.

     "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB No. 25, became effective July 1, 2000 and is not currently expected to have a material impact on the Company's financial statements. The Service Companies recorded a pre-tax charge against earnings of $23 for the three months ended March 31, 2001 as a result of implementing this statement.


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

     Since December 31, 2000, there have been no significant changes in the Company's exposure to interest rate changes or other market risks.

                                                  OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Company's Wholly-Owned
Communities and Co-Investment Communities:

                                                             2001                      2000
Location/Community           Company's   Number   ----------------------------------------------------
------------------          Percentage     of        at    at     at     at    at     at    at     at
Wholly-owned Communities     Ownership    Units    12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
------------------------    ----------   -------   ----- -----  ----- ------ -----  ----------- ------

Dallas/Ft. Worth, TX
 AMLI:
   at AutumnChase . . . . . .              690                           92%   91%    93%   91%    88%
   at Bent Tree . . . . . . .              500                           92%   91%    91%   97%    95%
   at Bishop's Gate . . . . .              266                           90%   89%    93%   92%    91%
   at Chase Oaks. . . . . . .              250                           96%   94%    94%   93%    95%
   at Gleneagles. . . . . . .              590                           95%   96%    95%   95%    92%
   on the Green . . . . . . .              424                           91%   91%    92%   97%    95%
   at Nantucket . . . . . . .              312                           92%   96%    95%   97%    94%
   of North Dallas. . . . . .            1,032                           95%   96%    93%   90%    90%
   on Rosemeade . . . . . . .              236                           94%   90%    95%   95%    96%
   at Valley Ranch. . . . . .              460                           95%   94%    97%   95%    97%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         4,760                           94%   93%    94%   93%    92%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----

Austin, TX
 AMLI:
   at the Arboretum . . . . .              N/A                           N/A   N/A    98%   94%    95%
   in Great Hills . . . . . .              344                           91%   91%    95%   97%    97%
   at Lantana Ridge . . . . .              354                           90%   96%    97%   93%    94%
   at Martha's Vineyard . . .              N/A                           N/A   N/A    94%   97%    98%
   at StoneHollow . . . . . .              606                           89%   88%    97%   97%    98%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,304                           90%   91%    96%   96%    97%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----

Houston, TX
AMLI:
 at Western Ridge . . . . . .              318                           91%   90%    N/A   N/A    N/A
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----





                                                             2001                      2000
                             Company's   Number   ----------------------------------------------------
                            Percentage     of        at    at     at     at    at     at    at     at
Location/Community           Ownership    Units    12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
------------------          ----------   -------   ----- -----  ----- ------ -----  ----------- ------
Atlanta, GA
 AMLI:
  at Clairmont. . . . . . . .              288                           97%   88%    93%   96%    97%
  at Killian Creek. . . . . .              256                           97%   97%    95%   96%    97%
  at Park Creek . . . . . . .              200                           93%   93%    95%   91%    95%
  at Peachtree City . . . . .              N/A                           N/A   N/A    N/A   N/A    94%
  on Spring Creek . . . . . .            1,180                           92%   94%    90%   92%    90%
  at Vinings. . . . . . . . .              360                           95%   94%    96%   95%    89%
  at West Paces . . . . . . .              337                           93%   90%    90%   95%    92%
  at Towne Creek. . . . . . .              150                           89%   91%    93%   93%    93%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         2,771                           93%   93%    92%   93%    92%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----

Kansas City, KS
 AMLI:
   at Alvamar . . . . . . . .              152                           86%   93%    92%   92%    86%
   at Centennial Park . . . .              170                           86%   91%    81%   89%    84%
   at Lexington Farms . . . .              404                           91%   81%    87%   90%    91%
   at Regents Center. . . . .              424                           89%   82%    87%   89%    92%
   at Town Center . . . . . .              156                           87%   88%    87%   87%    83%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,306                           89%   85%    87%   89%    89%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
Indianapolis, IN
 AMLI:
   at Conner Farms. . . . . .              300                           89%   89%    93%   94%    94%
   at Eagle Creek . . . . . .              240                           93%   93%    93%   93%    94%
   at Riverbend . . . . . . .              996                           83%   84%    89%   84%    79%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,536                           86%   87%    90%   87%    84%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
Chicago, IL
 AMLI:
   at Poplar Creek. . . . . .              196                           96%   99%    96%   93%    99%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----

DENVER, CO
 AMLI:
   at Gateway Park. . . . . .              328                           85%   N/A    N/A   N/A    N/A
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                        12,519                         91.3% 91.2%  92.5% 92.5%  91.7%
                                        ======     ===== =====  =====  ===== =====  ===== =====  =====




                                                             2001                      2000
                             Company's   Number   ----------------------------------------------------
                            Percentage     of        at    at     at     at    at     at    at     at
Location/Community           Ownership    Units    12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
------------------          ----------   -------   ----- -----  ----- ------ -----  ----------- ------

Co-investment Communities:
--------------------------
Atlanta, GA
 AMLI:
   at Barrett Lakes . . . . .   35%        446                           94%   97%    96%   95%    96%
   at Northwinds. . . . . . .   35%        800                           93%   95%    94%   96%    96%
   at Pleasant Hill . . . . .   N/A        N/A                           N/A   N/A    N/A   97%    97%
   at River Park. . . . . . .   40%        222                           96%   93%    98%   98%    93%
   at Willeo Creek. . . . . .   30%        242                           98%   94%    96%   92%    95%
   at Windward Park . . . . .   45%        328                           88%   90%    93%   93%    93%
   at Peachtree City. . . . .   20%        312                           89%   93%    96%   92%    N/A
                                                                                    lease lease
   at Lost Mountain . . . . .   75%        164                           95%   95%    up    up     N/A
                                                                             lease  lease lease
   at Park Bridge . . . . . .   25%        352                           95%   up     up    up     N/A
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         2,866                           93%   94%    95%   95%    95%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----

Chicago, IL
 AMLI:
   at Chevy Chase . . . . . .   33%        592                           95%   96%    97%   95%    97%
   at Danada Farms. . . . . .   10%        600                           96%   97%    95%   95%    93%
   at Fox Valley. . . . . . .   25%        272                           94%   90%    95%   97%    92%
   at Willowbrook . . . . . .   40%        488                           93%   95%    95%   96%    90%
   at Windbrooke. . . . . . .   15%        236                           96%   97%    98%   95%    98%
                                                                                                 lease
   at Oakhurst North. . . . .   25%        464                           93%   92%    91%   94%    up
                                                                                    lease lease  lease
   at St. Charles . . . . . .   25%        400                           89%   91%    up    up     up
   at Osprey Lake . . . . . .   69%        483                           87%   N/A    N/A   N/A    N/A
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                         3,535                           93%   94%    95%   95%    94%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
Indianapolis, IN
 AMLI:
   on Spring Mill . . . . . .  20%                                                               lease
                           residual        400                           80%   79%    85%   91%    up
                                                                                          lease  lease
   at Lake Clearwater . . . .  25%         216                           94%   96%    96%   up     up
                                                                             lease  lease lease  lease
   at Castle Creek. . . . . .  40%         276                           95%   up     up    up      up
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                           892                           88%   85%    89%   91%     0%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----




                                                             2001                      2000
                             Company's   Number   ----------------------------------------------------
                            Percentage     of        at    at     at     at    at     at    at     at
Location/Community           Ownership    Units    12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
------------------          ----------   -------   ----- -----  ----- ------ -----  ----------- ------

Kansas City, KS
 AMLI:
   at Regents Crest . . . . .   25%        476                           90%   83%    86%   87%    86%
                                                                                    lease lease  lease
   Creekside. . . . . . . . .   25%        224                           91%   93%    up    up     up
                                                                                    lease lease  lease
   at Wynnewood Farms . . . .   25%        232                           91%   88%    up    up     up
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                           932                           91%   87%    86%   87%    86%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Dallas, TX
 AMLI:
   at Deerfield . . . . . . .   25%        240                           86%   90%    92%   82%    93%
   at Fossil Creek. . . . . .   25%        384                           94%   90%    92%   97%    94%
   at Oak Bend. . . . . . . .   40%        426                           93%   92%    94%   92%    90%
   on the Parkway . . . . . .   25%        240                           91%   89%    92%   94%    95%
   at Prestonwood Hills . . .   45%        272                           96%   94%    95%   92%    93%
   on Timberglen. . . . . . .   40%        260                           94%   95%    96%   96%    94%
   at Verandah. . . . . . . .   35%        538                           90%   90%    93%   95%    95%
   on Frankford . . . . . . .   45%        582                           94%   95%    94%   90%    N/A
   at Breckinridge Point. . .   45%        440                           93%   88%    91%   N/A    N/A
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                         3,382                           93%   92%    93%   92%    93%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Austin, TX
 AMLI:
   at Wells Branch. . . . . .   25%        576                           81%   86%    94%   93%    94%
   at Scofield Ridge. . . . .   45%        487                           80%   89%    93%   N/A    N/A
                                                                                    lease lease  lease
   at Monterey Oaks . . . . .   25%        430                           94%   93%    up    up     up
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,493                           88%   89%    93%   93%    94%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----





                                                             2001                      2000
                             Company's   Number   ----------------------------------------------------
                            Percentage     of        at    at     at     at    at     at    at     at
Location/Community           Ownership    Units    12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
------------------          ----------   -------   ----- -----  ----- ------ -----  ----------- ------

Houston, TX
 AMLI:
   at Champions Centre. . . .   15%        192                           95%   91%    94%   93%    94%
   at Champions Park. . . . .   15%        246                           90%   88%    87%   93%    96%
   at Greenwood Forest. . . .   15%        316                           87%   88%    92%   96%    94%
   Midtown. . . . . . . . . .   45%        419                           96%   96%    97%   96%    94%
   Towne Square . . . . . . .   45%        380                           95%   92%    N/A   N/A    N/A
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,553                           93%   91%    93%   95%    94%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Denver, CO
 AMLI:
   at Lowry Estates . . . . .   50%        414                           87%   89%    N/A   N/A    N/A
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Total co-investment
  communities . . . . . . . .           15,067                         91.7% 88.9%  93.5% 93.8%  93.9%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Total . . . . . . . . . . . .           27,586                         91.5% 90.0%  93.0% 93.1%  92.6%
                                       =======     ===== =====  =====  ===== =====  ===== =====  =====




PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed during the quarter ended March 31, 2001. The Exhibits filed as part of this report are listed below.

EXHIBIT NO.      DOCUMENT DESCRIPTION

  99. Financial and Operating Data furnished to Shareholders and Analysts

                              SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            AMLI RESIDENTIAL PROPERTIES TRUST



Date:  May 14, 2001         By:   /s/ CHARLES C. KRAFT
                                  -----------------------------------
                                  Charles C. Kraft
                                  Principal Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Date:  May 14, 2001         By:   /s/ GREGORY T. MUTZ
                                  -----------------------------------
                                  Gregory T. Mutz
                                  Chairman of the Board of Trustees




Date:  May 14, 2001         By:   /s/ ALLAN J. SWEET
                                  -----------------------------------
                                  Allan J. Sweet
                                  President and Trustee




Date:  May 14, 2001         By:   /s/ ROBERT J. CHAPMAN
                                  -----------------------------------
                                  Robert J. Chapman
                                  Principal Financial Officer




Date:  May 14, 2001         By:   /s/ CHARLES C. KRAFT
                                  -----------------------------------
                                  Charles C. Kraft
                                  Principal Accounting Officer

2726: