Form 10-Q
period 2001-06-30
AMLI RESIDENTIAL PROPERTIES TRUST
filed 2001-08-10
CIK 914724

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549


                                 FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934



               For the Quarterly Period Ended June 30, 2001



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

The number of the Registrant's Common Shares of Beneficial Interest outstanding was 17,814,037 as of June 30, 2001.

                                   INDEX



PART I  FINANCIAL INFORMATION


Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheets as of June 30, 2001
              and December 31, 2000 . . . . . . . . . . . . . .      3

            Consolidated Statements of Operations for the
              three and six months ended June 30, 2001
              and 2000. . . . . . . . . . . . . . . . . . . . .      5

            Consolidated Statements of Shareholders' Equity
              for the six months ended June 30, 2001. . . . . .      7

            Consolidated Statements of Cash Flows for the
              six months ended June 30, 2001 and 2000 . . . . .      9

            Notes to Consolidated Financial Statements. . . . .     11


Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations . .     37


Item 3.     Quantitative and Qualitative Disclosures
              About Market Risk . . . . . . . . . . . . . . . .     46




PART II  OTHER INFORMATION


Item 4.     Submission of Matters to a Vote of
            Securities Holders. . . . . . . . . . . . . . . . .     52


Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . .     52



SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . .     53

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                     AMLI RESIDENTIAL PROPERTIES TRUST

                        CONSOLIDATED BALANCE SHEETS

                    JUNE 30, 2001 AND DECEMBER 31, 2000

                 (Dollars in thousands, except share data)



                                             JUNE 30,       DECEMBER 31,
                                              2001             2000
                                           (UNAUDITED)       (AUDITED)
                                           -----------      ------------

ASSETS:
Rental apartments:
  Land. . . . . . . . . . . . . . . .       $   92,998            91,242
  Depreciable property. . . . . . . .          603,348           604,081
                                            ----------        ----------
                                               696,346           695,323
  Less accumulated depreciation . . .          (96,700)          (94,590)
                                            ----------        ----------
                                               599,646           600,733

Rental properties held for sale,
  net of accumulated depreciation . .           16,197             --

Land held for development or sale . .           58,657            53,022

Investments in partnerships . . . . .          183,027           166,569

Cash and cash equivalents . . . . . .            5,830             5,106
Deferred expenses, net. . . . . . . .            4,230             3,425
Notes receivable from and advances
  to Service Companies. . . . . . . .           17,524             4,857
Other assets. . . . . . . . . . . . .           29,937            32,279
                                            ----------        ----------
          Total assets                      $  915,048           865,991
                                            ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Debt (note 5) . . . . . . . . . . . .       $  429,489           385,981
Accrued interest payable. . . . . . .            1,232             1,783
Accrued real estate taxes payable . .            7,943            10,806
Construction costs payable. . . . . .            1,802             1,501
Security deposits and prepaid rents .            2,873             2,507
Other liabilities . . . . . . . . . .            6,217             3,937
                                            ----------        ----------
          Total liabilities . . . . .          449,556           406,515
                                            ----------        ----------

                     AMLI RESIDENTIAL PROPERTIES TRUST

                                             JUNE 30,       DECEMBER 31,
                                              2001             2000
                                           (UNAUDITED)       (AUDITED)
                                           -----------      ------------

Commitments and contingencies (note 6)

Minority interest . . . . . . . . . .           66,272            59,537
                                            ----------        ----------

SHAREHOLDERS' EQUITY:
Series A Cumulative Convertible
 Preferred shares of beneficial
 interest, $0.01 par value,
 1,500,000 authorized, 1,200,000
 issued and 350,000 outstanding
 (aggregate liquidation preference
 of $7,072 and $7,073, respec-
 tively). . . . . . . . . . . . . . .                4                 4

Series B Cumulative Convertible
 Preferred shares of beneficial
 interest, $0.01 par value,
 3,125,000 authorized, issued
 and outstanding (aggregate
 liquidation preference of
 $76,469) . . . . . . . . . . . . . .               31                31

Shares of beneficial interest,
 $0.01 par value, 145,375,000
 authorized, 17,814,037 and
 17,849,504 common shares issued
 and outstanding, respectively. . . .              178               178

Additional paid-in capital. . . . . .          428,812           427,939

Employees' and Trustees' notes. . . .          (12,157)          (12,231)

Accumulated other comprehensive
  loss. . . . . . . . . . . . . . . .           (2,286)            --

Distributions in excess of earnings .          (15,362)          (15,982)
                                            ----------        ----------

          Total shareholders'
            equity. . . . . . . . . .          399,220           399,939
                                            ----------        ----------

          Total liabilities and
            shareholders' equity. . .       $  915,048           865,991
                                            ==========        ==========











       See accompanying notes to consolidated financial statements.

                                        AMLI RESIDENTIAL PROPERTIES TRUST

                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                   (UNAUDITED)
                                    (Dollars in thousands, except share data)

                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                JUNE 30                       JUNE 30
                                                         -----------------------      -----------------------
                                                           2001           2000          2001           2000
                                                         --------       --------      --------       --------
Revenues:
  Property:
    Rental. . . . . . . . . . . . . . . . . . . . .      $ 27,064         26,775        53,829         53,049
    Other . . . . . . . . . . . . . . . . . . . . .         1,760          1,658         3,330          3,195
  Interest and share of income (loss) from
    Service Companies . . . . . . . . . . . . . . .           291          2,995          (112)         3,826
  Other interest. . . . . . . . . . . . . . . . . .           326            254           803            609
  Income from partnerships. . . . . . . . . . . . .         2,403          1,332         4,665          2,517
  Other . . . . . . . . . . . . . . . . . . . . . .           605          1,083         1,262          1,726
                                                         --------       --------      --------       --------
          Total revenues. . . . . . . . . . . . . .        32,449         34,097        63,777         64,922
                                                         --------       --------      --------       --------
Expenses:
  Personnel . . . . . . . . . . . . . . . . . . . .         2,858          2,806         5,695          5,549
  Advertising and promotion . . . . . . . . . . . .           798            571         1,330          1,092
  Utilities . . . . . . . . . . . . . . . . . . . .           757            726         1,645          1,499
  Building repairs and maintenance
    and services. . . . . . . . . . . . . . . . . .         1,758          1,449         2,936          2,830
  Landscaping and grounds maintenance . . . . . . .           652            662         1,152          1,216
  Real estate taxes . . . . . . . . . . . . . . . .         3,415          3,485         6,955          6,827
  Insurance . . . . . . . . . . . . . . . . . . . .           289            228           596            458
  Property management fees. . . . . . . . . . . . .           721            711         1,429          1,406
  Other operating expenses. . . . . . . . . . . . .           274            356           600            655
  Interest. . . . . . . . . . . . . . . . . . . . .         6,352          6,248        12,779         11,890
  Amortization of deferred costs. . . . . . . . . .           309            121           445            239
  Depreciation  . . . . . . . . . . . . . . . . . .         5,554          5,026        10,640          9,992
  General and administrative. . . . . . . . . . . .         1,151            930         2,669          1,858
                                                         --------       --------      --------       --------
          Total expenses. . . . . . . . . . . . . .        24,888         23,319        48,871         45,511
                                                         --------       --------      --------       --------




                                        AMLI RESIDENTIAL PROPERTIES TRUST

                                CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED

                                THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000



                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                JUNE 30                       JUNE 30
                                                         -----------------------      -----------------------
                                                           2001           2000          2001           2000
                                                         --------       --------      --------       --------

Income before nonrecurring gains
  and minority interest . . . . . . . . . . . . . .         7,561         10,778        14,906         19,411
Gains on sales of residential properties. . . . . .         9,249          8,151         9,249         30,467
                                                         --------       --------      --------       --------

Income before minority interest . . . . . . . . . .        16,810         18,929        24,155         49,878
Minority interest . . . . . . . . . . . . . . . . .         2,585          2,835         3,525          7,856
                                                         --------       --------      --------       --------
          Net income. . . . . . . . . . . . . . . .        14,225         16,094        20,630         42,022

Less income attributable to
  preferred shares. . . . . . . . . . . . . . . . .         1,633          1,829         3,266          3,658
                                                         --------       --------      --------       --------
          Net income attributable to
            common shares . . . . . . . . . . . . .      $ 12,592         14,265        17,364         38,364
                                                         ========       ========      ========       ========

Net income per common share - basic . . . . . . . .      $   0.71           0.83          0.98           2.25
                                                         ========       ========      ========       ========
Net income per common share - diluted . . . . . . .      $   0.67           0.76          0.96           1.99
                                                         ========       ========      ========       ========

Dividends declared and paid
  per common share. . . . . . . . . . . . . . . . .      $   0.47           0.47          0.94           0.93
                                                         ========       ========      ========       ========









                          See accompanying notes to consolidated financial statements.

                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                            SIX MONTHS ENDED JUNE 30, 2001
                                                (Dollars in thousands)


                                  SHARES OF
                             BENEFICIAL INTEREST                     EMPLOYEES'   ACCUMULATED
                       --------------------------------  ADDITIONAL     AND         OTHER      DIVIDENDS
                        PREFERRED    COMMON               PAID-IN     TRUSTEES'   COMPREHEN-   IN EXCESS
                         SHARES      SHARES      AMOUNT   CAPITAL      NOTES      SIVE LOSS   OF EARNINGS    TOTAL
                        ---------  ----------    ------  ---------  -----------   ----------  -----------  --------

Balance at
  December 31, 2000 .   3,475,000  17,849,504      $213    427,939     (12,231)        --        (15,982)   399,939

 Comprehensive income:
  Net income. . . . .       --          --          --       --          --            --         20,630     20,630
  Preferred Share
   dividends paid . .       --          --          --       --          --            --         (3,266)    (3,266)
  Net cumulative
   effect adjustment
   of loss on deriva-
   tive contracts . .       --          --          --       --          --           (1,249)      --        (1,249)
  Current period loss
   on derivative
   contracts. . . . .       --          --          --       --          --           (1,037)      --        (1,037)
                                                                                                           --------
Comprehensive income
 attributable
 common shares. . . .                                                                                        15,078
                                                                                                           --------





                                           AMLI RESIDENTIAL PROPERTIES TRUST

                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - CONTINUED

                                            SIX MONTHS ENDED JUNE 30, 2001
                                                (Dollars in thousands)


                                  SHARES OF
                             BENEFICIAL INTEREST                     EMPLOYEES'   ACCUMULATED
                       --------------------------------  ADDITIONAL     AND         OTHER      DIVIDENDS
                        PREFERRED    COMMON               PAID-IN     TRUSTEES'   COMPREHEN-   IN EXCESS
                         SHARES      SHARES      AMOUNT   CAPITAL      NOTES      SIVE LOSS   OF EARNINGS    TOTAL
                        ---------  ----------    ------  ---------  -----------   ----------  -----------  --------

Common Share
 distributions. . . .       --          --          --       --          --            --        (16,744)   (16,744)

Shares issued in
 connection with:
  Executive Share
   Purchase Plan. . .       --          7,150       --         158       --            --          --           158
  Option Plan . . . .       --         36,000       --         671       --            --          --           671
  Units converted . .       --         91,783         1      1,665       --            --          --         1,666
  Employees' and
   Trustees' notes,
   net of repayments.       --          --          --       --             74         --          --            74
Shares repurchased. .       --       (170,400)       (1)    (3,735)      --            --          --        (3,736)
Reallocation of
 minority interest. .       --          --          --       2,114       --            --          --         2,114
                        ---------  ----------      ----    -------     -------       -------     -------    -------
Balance at
  June 30, 2001 . . .   3,475,000  17,814,037      $213    428,812     (12,157)       (2,286)    (15,362)   399,220
                        =========  ==========      ====    =======     =======       =======     =======    =======














                             See accompanying notes to consolidated financial statements.

                     AMLI RESIDENTIAL PROPERTIES TRUST

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                  SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                (UNAUDITED)
                          (Dollars in thousands)



                                                    2001          2000
                                                  --------      --------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . .     $ 20,630        42,022
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization . . . . .       11,085        10,231
      Cash distributions from partnerships
        in excess of share of income. . . . .        4,105         3,133
      Loss (income) from Service Companies. .          590        (1,415)
      Gains on sales of residential
        properties. . . . . . . . . . . . . .       (9,249)      (30,467)
      Minority interest . . . . . . . . . . .        3,525         7,856
    Changes in assets and liabilities:
      Increase in deferred costs. . . . . . .         (264)          (98)
      Decrease (increase) in other assets . .        3,400        (2,101)
      Decrease in accrued real estate taxes .       (3,049)       (2,010)
      (Decrease) increase in accrued
        interest payable. . . . . . . . . . .         (551)           50
      Increase in tenant security
        deposits and prepaid rents. . . . . .          366           145
      Decrease in other liabilities . . . . .           (6)         (662)
                                                  --------       -------
          Net cash provided by
            operating activities. . . . . . .       30,582        26,684
                                                  --------       -------

Cash flows from investing activities:
  Net cash proceeds from sales of
    residential properties. . . . . . . . . .       39,144        64,862
  Investments in partnerships, net of
    Operating Partnership units issued. . . .      (12,600)      (23,774)
  (Advances to) repayments from affiliates. .       (7,024)        7,718
  Decrease (increase) in earnest money
    deposits. . . . . . . . . . . . . . . . .          470        (3,970)
  Acquisition properties, net of Operating
    Partnership units issued and including
    net increase in Exchange Escrow funds
    of $5,987 in 2001.. . . . . . . . . . . .      (56,331)      (43,727)
  Capital expenditures - rehab properties . .         (808)       (3,869)
  Capital expenditures - other properties . .       (3,437)       (1,983)
  Properties under development, net of
    co-investors' share of costs. . . . . . .       (5,817)      (18,018)
  Increase (decrease) in construction
    costs payable . . . . . . . . . . . . . .          301          (402)
                                                  --------       -------
          Net cash used in
            investing activities. . . . . . .      (46,102)      (23,163)
                                                  --------       -------

                     AMLI RESIDENTIAL PROPERTIES TRUST

                                                    2001          2000
                                                  --------      --------

Cash flows from financing activities:
  Debt proceeds, net of financing costs . . .      209,893       230,000
  Debt repayments . . . . . . . . . . . . . .     (167,392)     (206,373)
  Proceeds from issuance of Executive
    Share Purchase Plan shares and Option
    Plan shares, net of Employees' and
    Trustees' notes . . . . . . . . . . . . .          904           280
  Repurchase of shares of beneficial
    interest - common shares. . . . . . . . .       (3,736)        --
  Distributions to partners . . . . . . . . .       (3,415)       (3,247)
  Dividends paid. . . . . . . . . . . . . . .      (20,010)      (19,334)
                                                  --------       -------
          Net cash provided by
            financing activities. . . . . . .       16,244         1,326
                                                  --------       -------

Net change in cash and cash equivalents . . .          724         4,847
Cash and cash equivalents at
  beginning of period . . . . . . . . . . . .        5,106         2,318
                                                  --------       -------
Cash and cash equivalents at
  end of period . . . . . . . . . . . . . . .     $  5,830         7,165
                                                  ========       =======

Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and other interest,
    net of amounts capitalized. . . . . . . .     $ 13,330        11,840
                                                  ========      ========






























       See accompanying notes to consolidated financial statements.

                     AMLI RESIDENTIAL PROPERTIES TRUST

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2001 AND 2000

                                (Unaudited)
                 (Dollars in thousands, except share data)



1.    ORGANIZATION AND BASIS OF PRESENTATION

      Organization

      AMLI Residential Properties Trust (the "Company") commenced operations upon the completion of its initial public offering on February 15, 1994. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position at June 30, 2001 and December 31, 2000 and the results of operations and cash flows for the periods presented, have been made.

      Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 Annual Report and in Form 10-K filed with the Securities and Exchange Commission. The results for the six months ended June 30, 2001 are not necessarily indicative of expected results for the entire year.

      The consolidated financial statements include the accounts of the Company and AMLI Residential Properties, L. P. (the "Operating Partnership" which holds the operating assets of the Company). The Company is the sole general partner and owned an 86% majority interest in the Operating Partnership at June 30, 2001. The limited partners hold Operating Partnership units ("OP Units") which are convertible into shares of the Company on a one-for-one basis, subject to certain limitations. At June 30, 2001, there are 3,602,195 OP Units held by the limited partners.

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


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Real Estate Assets

      At June 30, 2001, the Company was continuing the second phase of the rehab of AMLI at Valley Ranch and completing the rehab of AMLI at Riverbend. Starting in 1998 and through June 30, 2001, the Company has spent $8,824 on the rehab of these two properties and expects to spend an additional $1,384 in the period from July 2001 through December 2002 to complete the rehab of Phase II of Valley Ranch. All costs (except costs to routinely paint the interiors of units at turnover) associated with a rehab are capitalized and depreciated over their policy lives.

                     AMLI RESIDENTIAL PROPERTIES TRUST

      Real Properties Held for Sale

                                Six Months Ended
                                  June 30, 2001           2000
                              ------------------- --------------------
                  Carrying              Operating            Operating
      Property      Cost      Revenue    Income     Revenue   Income
      --------    --------    -------   ---------  --------- ---------

      AMLI:
       at
        Alvamar    $ 6,751       632         375      1,244       733
       on
        Rosemeade    9,446       936         512      1,923     1,085
                   -------     -----        ----      -----     -----

      Total        $16,197     1,568         887      3,167     1,818
                   =======     =====        ====      =====     =====


      Land Held for Development or Sale

      At June 30, 2001, the Company owns several parcels of land, which are currently being planned for development, being held for future development or being considered for sale.

<table>                                 AMLI RESIDENTIAL PROPERTIES TRUST

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                                                     TOTAL
                                                            NUMBER      NUMBER        TOTAL         ESTIMATED
                                                              OF          OF         EXPENDED       COSTS UPON
COMMUNITY                           LOCATION                ACRES       UNITS      THRU 6/30/01     COMPLETION
---------                           --------                ------      ------     ------------     ----------

Wholly-Owned:

Development Communities:
 AMLI:
  at Carmel Center                  Carmel, IN                 15         322          $  5,699        28,400
                                                              ---       -----          --------       =======
Land Held for Development:
 AMLI:
  at Champions II                   Houston, TX                14         288             3,041
  at Mesa Ridge                     Ft. Worth, TX              27         520             4,553
  at Fossil Lake                    Ft. Worth, TX              19         324             3,368
  at Fossil Creek IV-A              Ft. Worth, TX              15         240             2,394
  at Prairie Lakes I                Noblesville, IN            17         228             1,112
  at Prairie Lakes II-IV            Noblesville, IN           103       1,100             5,926
  at Anderson Mill                  Austin, TX                 39         520             4,507
  at Downtown Austin                Austin, TX                  2         220             9,477
  at Parmer Park                    Austin, TX                 28         480             4,341
  at Vista Ridge                    City of Lewisville, TX     15         340             3,480
  at Westwood Ridge                 Overland Park, KS          30         428             3,371
  at Lexington Farms II             Overland Park, KS           7         104               757
  at Seven Bridges (1)              Woodridge, IL              13         520             6,631
                                                              ---       -----          --------
    Total land held for
      development                                             329       5,312            52,958
                                                              ---       -----          --------
    Total wholly-owned                                        344       5,634          $ 58,657
                                                              ===       =====          ========


(1)  On July 27, 2001, this land parcel was contributed to a 20% owned joint venture at cost.


                                        AMLI RESIDENTIAL PROPERTIES TRUST

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                                                                       TOTAL
                                                            NUMBER      NUMBER        TOTAL         ESTIMATED
                                                              OF          OF         EXPENDED       COSTS UPON
COMMUNITY                           LOCATION                ACRES       UNITS       THRU 6/30/01    COMPLETION
---------                           --------                ------      ------      ------------    ----------
Co-Investments
(Company Ownership Percentage):

 Development Communities:
 AMLI:
  at Mill Creek (25%)               Gwinnett County, GA        33         400          $ 24,288        27,100
  at Milton Park (25%)              Alpharetta, GA             21         461             8,192        35,000
  at Peachtree City II (20%)        Peachtree City, GA         21         216             8,535        20,200
  at King's Harbor (25%)            Houston, TX                15         300            18,183        19,800
  at Cambridge Square (30%)         Overland Park, KS          21         408            15,777        32,200
  at Summit Ridge (25%)             Lee's Summit, MO           24         432            27,982        29,300
                                                              ---       -----          --------      --------

        Total co-investment
          development
          communities                                         135       2,217           102,957       163,600
                                                              ---       -----          --------      --------
        Total wholly-owned
          and co-investments                                  479       7,851          $161,614       192,000
                                                              ===       =====          ========      ========




                                        AMLI RESIDENTIAL PROPERTIES TRUST

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Acquisition

The table below summarizes the properties acquired by the Company during 2000-2001:

                                                    Year
                                        Number      Com-
                                         of        pleted      Date       Purchase                 Total
Community            Location           Units       (1)       Acquired     Price         Debt      Equity
---------            --------          --------   --------    --------    --------      ------    --------
WHOLLY-OWNED:
AMLI:
 at StoneHollow
   (2). . . . . . .  Austin, TX             606       1997      2/3/00     $36,806        --        36,806
 at Towne Creek
   (2)(3) . . . . .  Gainesville, GA        150       1989      2/8/00       6,617        --         6,617
 at Western Ridge
   (2). . . . . . .  Houston, TX            318       2000    12/28/00      20,000        --        20,000
 at Gateway Park
   (2). . . . . . .  Denver, CO             328       2000     1/29/01      33,050        --        33,050
 at Stonebridge
   Ranch (2). . . .  McKinney, TX           250       2001     6/11/01      17,110        --        17,110
                                         ------                           --------      ------     -------
    Total wholly-owned                    1,652                            113,583        --       113,583
                                         ------                           --------      ------     -------

CO-INVESTMENTS
(Company ownership
percentage):
AMLI:
 Midtown (45%). . .  Houston, TX            419       1998     1/13/00      33,250      21,945      11,305
 on Frankford
  (45%) . . . . . .  Dallas, TX             582       1998     6/27/00      38,819      25,710      13,109
 at Peachtree
  City I (20%)
  (4) . . . . . . .  Fayette County,
                       GA                   312       1998     6/29/00      28,630        --        28,630
 at Scofield Ridge
  (45%) . . . . . .  Austin, TX             487       2000     8/15/00      37,300      24,618      12,682
 at Breckinridge
  Point (45%) . . .  Richardson, TX         440       1999     9/11/00      33,500      22,110      11,390




                                        AMLI RESIDENTIAL PROPERTIES TRUST

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                    Year
                                        Number      Com-
                                         of        pleted      Date       Purchase                 Total
Community            Location           Units       (1)       Acquired     Price         Debt      Equity
---------            --------          --------   --------    --------    --------      ------    --------

 at Lowry Estates
  (50%) . . . . . .  Denver, CO             414       2000    12/19/00      51,200      33,900      17,300
 Towne Square
  (45%) . . . . . .  Houston, TX            380       1999    12/28/00      32,500      21,450      11,050
 at Osprey Lake
  (69%) (5) . . . .  Gurnee, IL             483    1997/99      2/1/01      52,000      35,320      16,680
                                         ------                           --------     -------     -------
      Total co-investments                3,517                            307,199     185,053     122,146
                                         ------                           --------     -------     -------
      Total wholly-owned and
        co-investments                    5,169                           $420,782     185,053     235,729
                                         ======                           ========     =======     =======

   (1)   These acquisitions, coupled with new development and the dispositions of selected older communities, have decreased the weighted average age of AMLI's wholly-owned and co-investment portfolio of apartment homes to 6.3 years.

   (2)   These acquisitions completed deferred third party exchanges for Federal income tax purposes.  The Company issued 86,494 OP Units as part of the total payment for the acquisition of AMLI at Gateway Park.

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

   (5)   The Company issued 333,610 OP Units for a 43% interest in this property which was contributed to a joint venture with a private real estate investment trust in which AMLI owned a 44% interest.


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

<table>                                 AMLI RESIDENTIAL PROPERTIES TRUST

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

    The table below summarizes the properties sold by the Company during 2000-2001
                                                                                                        Net
                                                                                                     Operating
                                                                                                     Income in
                                                                                                      Twelve
                                                                                                      Months
                                                            Costs                                   Immediately
                                         Year               Before                                    Prior to
                              Number   Acquired/    Date    Depre-     Sale       Net                 Date of
Community      Location      of Units  Developed    Sold    ciation    Price    Proceeds  Gain (5)     Sale
---------      --------      --------  ---------  --------  --------  --------  --------  --------  -----------
WHOLLY-OWNED:
AMLI at:

 Sope Creek
 (1)           Marietta, GA       695   82/83/95    2/3/00    27,604    42,500    42,105    22,316        4,014

 Peachtree
 City I (2)    Fayette County,
               GA                 312     1998     6/29/00    16,062    22,904    22,757     8,151        2,084

 the Arbore-
 tum and       Austin, TX         591     1986     12/6/00    28,074    35,650    35,062    12,914        3,029
 Martha's
 Vineyard (3)                             1992    12/21/00
 AutumnChase
 (4)           Carrollton, TX     690   87/96/99    6/5/01    29,850    40,550    39,144     9,249        3,608
                                -----                        -------   -------   -------   -------      -------
    Total wholly-owned          2,288                        101,590   141,604   139,068    52,630       12,735
                                -----                        -------   -------   -------   -------      -------






                                        AMLI RESIDENTIAL PROPERTIES TRUST

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                                                                                        Net
                                                                                                     Operating
                                                                                                     Income in
                                                                                                      Twelve
                                                                                                      Months
                                                            Costs                                   Immediately
                                         Year               Before                                    Prior to
                              Number   Acquired/    Date    Depre-     Sale       Net                 Date of
Community      Location      of Units  Developed    Sold    ciation    Price    Proceeds  Gain (5)     Sale
---------      --------      --------  ---------  --------  --------  --------  --------  --------  -----------
CO-INVESTMENTS
(Company owner-
ship percentage):
AMLI at:

 Pleasant Hill
  (40%)        Atlanta, GA        502     1996     9/28/00    26,445    39,104    37,983    13,829        3,382
                                -----                       --------   -------   -------   -------      -------
      Total co-investments        502                         26,445    39,104    37,983    13,829        3,382
                                -----                       --------   -------   -------   -------      -------
      Total wholly-owned
        and co-investments      2,790                       $128,035   180,708   177,051    66,459       16,117
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

     (4)   The net proceeds from the sale of Phase I of this community were used to acquire AMLI at Stonebridge
Ranch in a deferred third party exchange for Federal income tax purposes.  The remaining proceeds are in an escrow account to be used for the acquisition of another community to complete the deferred third party exchange for
Federal income tax purposes.

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

      As of January 1, 2001, the adoption of the new standard resulted in derivative instruments reported on the balance sheet as liabilities of $1,277 and as "Accumulated Other Comprehensive Income (Loss)" of $1,249, which are gains and losses not affecting retained earnings in the Consolidated Statement of Stockholders' Equity. As of June 30, 2001, the liabilities increased by $1,066 to $2,343 and Accumulated Other Comprehensive Loss increased by $1,037 to $2,286.

      "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25, became effective July 1, 2000 and had no material impact on the Company's financial statements. The Service Companies recorded a pre-tax charge against earnings of $101 for the six months ended June 30, 2001 as a result of implementing this statement.

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

      To manage interest rate risk, the Company may employ options, forwards, interest rate swaps, caps and floors or a combination thereof depending on the underlying exposure. The Company undertakes a variety of borrowings: from lines of credit, to medium- and long-term financings. To reduce overall interest cost, the Company uses interest rate instruments, typically interest rate swaps, to convert a portion of its variable rate debt to fixed rate debt, or even a portion of its fixed-rate debt to variable rate. Interest rate differentials that arise under these swap contracts are recognized in interest expense over the life of the contracts. The resulting cost of funds is usually lower than that which would have been available if debt with matching characteristics was issued directly.

      The Company also employs forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transaction occurs, expires or is otherwise terminated.

      As of June 30, 2001, there were deferred losses from hedging positions of $2,286, which are represented in Accumulated Other
Comprehensive Loss, a shareholders' equity account. As of January 1, 2001, $1,249 was incurred and an additional $1,037 was recorded during the six months ended June 30, 2001.

      The following table summarizes the notional value, carrying value and fair value of the Company's derivative financial instruments, principally interest rate swap contracts. The notional value at June 30, 2001, provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.


                                        AMLI RESIDENTIAL PROPERTIES TRUST

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




                                                                    Approximate
                                                       Cumulative   Liability at
Notional     Fixed          Term of       Contract        Cash        June 30,
Amount       Rate(1)        Contract      Maturity     Paid, Net      2001 (2)
--------    -------         --------      ---------    ----------  -------------

$10,000     6.216%          5 years        11/01/02       $  186           277
 10,000     6.029%          5 years        11/01/02          118           251
 20,000     6.145%          5 years        02/15/03          318           568
 10,000     6.070%          5 years        02/18/03          134           278
 15,000     6.405%          5 years        09/20/04          115           569
 10,000     6.438%          5 years        10/04/04           66           400
-------                                                   ------         -----
$75,000                                                   $  937         2,343
=======                                                   ======         =====



(1)   The fixed rate for the swaps includes the swap spread (the risk component added to the Treasury yield to determine a fixed rate) and excludes lender's spread.

(2)   Represents the approximate amount which the Company would have paid as of June 30, 2001 if these contracts were terminated.  This amount was recorded as a liability in the accompanying balance sheet as of June 30, 2001.


                     AMLI RESIDENTIAL PROPERTIES TRUST

      On June 30, 2001, the derivative instruments were reported at their fair value as Other Liabilities of $2,343 which increased by $1,066 from $1,277 as of January 1, 2001. The offsetting adjustments were reported as losses in Accumulated Other Comprehensive Loss of $2,286 ($1,249 at January 1, 2001 and increased by $1,037 at June 30, 2001) and an adjustment to earnings of $57 due to a small ineffectiveness on the swaps ($28 as of January 1, 2001 and $29 for the six months ended June 30, 2001).

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


                                        AMLI RESIDENTIAL PROPERTIES TRUST

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



      PER SHARE DATA

      A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows:
                                                    Three Months Ended                Six Months Ended
                                                         June 30,                        June 30,
                                                 -------------------------       -------------------------
                                                   2001            2000            2001            2000
                                                ----------     -----------      ----------      ----------

Net income. . . . . . . . . . . . . . . . .     $   14,225          16,094          20,630          42,022
  Less income attributable to
    preferred shares. . . . . . . . . . . .         (1,633)         (1,829)         (3,266)         (3,658)
                                                ----------      ----------      ----------      ----------
Net income attributable to common shares
  - Basic . . . . . . . . . . . . . . . . .     $   12,592          14,265          17,364          38,364
                                                ==========      ==========      ==========      ==========

Net income - Diluted. . . . . . . . . . . .     $   14,225          16,094          20,630          42,022
                                                ==========      ==========      ==========      ==========

Weighted average common shares - Basic. . .     17,756,075      17,159,007      17,790,838      17,090,029
                                                ==========      ==========      ==========      ==========


Dilutive Options and Other Plan shares. . .        159,981         139,866         136,011          96,963
Convertible preferred shares. . . . . . . .      3,475,000       3,975,000       3,475,000       3,975,000
                                                ----------      ----------      ----------      ----------

Weighted average common shares - Dilutive .     21,391,056      21,273,873      21,401,849      21,161,992
                                                ==========      ==========      ==========      ==========

Net income per share:
    Basic . . . . . . . . . . . . . . . . .     $      .71             .83             .98            2.25
    Diluted . . . . . . . . . . . . . . . .     $      .67             .76             .96            1.99
                                                ==========      ==========      ==========      ==========



                     AMLI RESIDENTIAL PROPERTIES TRUST

3.    INVESTMENTS IN PARTNERSHIPS AND SERVICE COMPANIES

      INVESTMENTS IN PARTNERSHIPS

      At June 30, 2001, the Operating Partnership is a general partner in various co-investment partnerships. The Operating Partnership and the Service Companies receive various fees for services provided to these co-investment partnerships, including development fees, construction fees, acquisition fees, property management fees, asset management fees, financing fees, administrative fees and disposition fees. The Operating Partnership is entitled to shares of cash flow or liquidation proceeds in excess of its stated ownership percentages, in most cases based on returns to its partners in excess of specified rates. The Operating Partnership has received cash flow and has recorded operating income in excess of its ownership percentages of $1,103 for the six months ended June 30, 2001. Investments in partnerships at June 30, 2001 and the Company's 2001 share of income or loss for the six months then ended from each are summarized as follows:

                                        AMLI RESIDENTIAL PROPERTIES TRUST
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                  Equity                       Total     Company's   Company's
                   Company's                ------------------    Company's     Net       Share of   Share of
                   Percentage    Total               Company's    Investment   Income   Net Income   Deprecia-
Community          Ownership     Assets      Total   Share (1)       (1)       (Loss)     (Loss)       tion
---------          ----------   -------      -----   ---------    ----------   -----    ----------  ----------

AMLI:
 at Greenwood
  Forest              15%       $15,577      3,956        593           576        (81)        (12)        32
 at Champions
  Park                15%        11,335      2,593        389           389        (50)         (8)        27
 at Champions
  Centre              15%         8,502      1,839        276           276       (120)        (16)        19
 at Windbrooke        15%        16,026      4,301        645           645        318          48         33
 at Willeo Creek      30%        13,596      4,035      1,210         1,210        292          87         74
 at Barrett Lakes     35%        24,083      7,472      2,615         2,719        414         145        159
 at Chevy Chase       33%        41,392     12,476      4,117         4,117        969         370        223
 at Willowbrook       40%        34,418     10,485      4,197         4,118        596         259        235
 at River Park        40%        13,247      4,316      1,726         1,684        267         107         91
 at Fox Valley        25%        22,633     22,053      5,513         5,693        701         175         93
 at Fossil Creek      25%        19,710     19,247      4,812         4,900        668         167         94
 at Danada Farms      10%        44,412     19,036      1,904         1,895      1,068         107         69
 at Verandah          35%        21,776      4,690      1,654         1,749        (50)          9        209
 at Northwinds        35%        51,048     16,388      5,736         5,577        998         349        299
 at Regents Crest     25%        31,516     15,787      3,947         4,027        256         118        121
 at Oakhurst North    25%        41,159     40,185     10,046        10,046        867         217        186
 at Wells Branch      25%        32,291     31,481      7,870         7,330        827         207        144
 on the Parkway       25%        14,611      3,955        986           692        (52)        (13)        73
 on Timberglen        40%        10,105      3,398      1,384           (33)       (32)         14        103
 at Castle Creek      40%        20,073     19,763      7,905         8,059        683         332        132
 at Lake Clear-
  water               25%        15,996     15,666      3,917         3,968        478         119         66
 Creekside            25%        15,579     15,411      3,853         3,976        450         143         67
 at Deerfield         25%        16,726      4,015      1,001           824       (171)        (43)        75
 at Wynnewood
  Farms               25%        18,235     18,006      4,502         4,542        500         124         73




                                        AMLI RESIDENTIAL PROPERTIES TRUST
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                 Equity                        Total     Company's   Company's
                   Company's               -------------------    Company's     Net       Share of   Share of
                   Percentage    Total               Company's    Investment   Income   Net Income   Deprecia-
Community          Ownership     Assets     Total    Share (1)       (1)       (Loss)     (Loss)       tion
---------          ----------   -------     ------   ---------    ----------   -----    ----------  ----------
 at Monterey Oaks     25%        29,030     28,142      7,036         7,134      1,147         287         98
 at St. Charles       25%        41,878     41,278     10,319        10,341      1,301         325        173
 at Park Bridge       25%        24,279     23,664      5,916         5,990        882         221         86
 at Mill Creek        25%        24,232     23,290      5,822         6,029       (133)        (33)        49
 at Lost Mountain     75%        11,585        915        686           797        (17)        (10)       143
 on Spring Mill       20%
                   (Residual)    28,773     28,104      --            1,253        491       --         --
 at Prestonwood
    Hills             45%        17,566      5,799      2,626         2,620         98          66        113
 at Windward Park     45%        27,106      8,879      4,023         4,014         78          68        170
 at Summit Ridge      25%        28,195      7,793      1,948         1,692       (587)       (147)       109
 at Oak Bend          40%        24,917      5,701      2,280         2,280         28         119        138
 Midtown              45%        33,377     11,085      5,027         5,009        373         218        203
 on Frankford         45%        39,564     13,238      6,004         5,988        365         225        243
 at Peachtree
    City I            20%        29,079     28,800      5,760         3,735        892         178         74
 at Peachtree
    City II           20%         8,749      1,000        200           176      --          --         --
 at Scofield Ridge    45%        37,877     12,676      5,747         5,756         62         102        224
 at Breckinridge
    Point             45%        33,985     11,434      5,185         5,167        212         141        201
 at Cambridge
    Square            30%        15,966     10,768      3,230         3,320         (2)         (1)     --
 Towne Square         45%        33,214     11,231      5,092         5,030         43          59        201
 at Lowry Estates     50%        52,248     17,681      8,841         8,712       (140)        (15)       337
 at King's Harbor     25%        18,343     16,264      4,066         4,279       (162)        (41)         4
 at Milton Park       25%         8,352      7,801      1,950         1,612      --          --         --
 at Osprey Lake       69%        55,436     18,852     12,957        12,760       (211)       (117)       377
                             ----------    -------    -------       -------    -------      ------     ------
                              1,177,797    634,949    185,513       182,673     14,516       4,650      5,640
   Other                            708        708        354           354          1          15      --
                             ----------    -------    -------       -------    -------      ------     ------
    Total                    $1,178,505    635,657    185,867       183,027     14,517       4,665      5,640
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

      All but one debt financing have been obtained at fixed rates from various insurance companies on behalf of these co-investment partnerships. The Company's share of co-investment debt at June 30, 2001 are summarized as follows:

                                 Outstand-
                       Total      ing at    Company's Interest
Community            Commitment   6/30/01     Share     Rate     Maturity
---------            ----------  ---------  --------- --------   ---------
AMLI:
 at Champions Centre   $ 6,700       6,409       961     8.93%   Jan. 2002
 at Champions Park       9,500       8,477     1,272     7.49%   Jan. 2002
 at Windbrooke          11,500      11,125     1,669     9.24%   Feb. 2002
 at Greenwood Forest    11,625      11,261     1,689     8.95%   May  2002
 at Peachtree City II   19,170       5,951     1,190  L+1.875%   June 2002
 at Chevy Chase         29,767      27,543     9,089     6.67%   Apr. 2003
 at Willeo Creek        10,000       9,280     2,784     6.77%   May  2003
 at Willowbrook         24,500      22,967     9,187    7.785%   May  2003
 at Regents Crest       16,500      15,317     3,829     7.50%   Dec. 2003
 at Verandah            16,940      16,401     5,740     7.55%   Apr. 2004
 on Timberglen           6,770       6,468     2,587     7.70%   June 2004
 at Prestonwood Hills   11,649      11,441     5,182     7.17%   Aug. 2006
 at Windward Park       18,183      17,865     8,098     7.27%   Aug. 2006
 at Oak Bend            18,834      18,584     7,434     7.81%   Dec. 2006
 Midtown                21,945      21,650     9,817     7.52%   Dec. 2006
 at Deerfield           12,600      12,432     3,108     7.56%   Jan. 2007
 at Danada Farms        24,500      23,950     2,395     7.33%   Mar. 2007
 on Frankford           25,710      25,523    11,575     8.25%   June 2007
 at Breckinridge Point  22,110      21,956     9,956     7.57%   July 2007
 at Scofield Ridge      24,618      24,450    11,088     7.70%   Aug. 2007
 Towne Square           21,450      21,356     9,697     7.60%   Jan. 2008
 at Lowry Estates       33,900      33,769    16,885     7.12%   Jan. 2008
 at Summit Ridge        20,000      19,956     4,989     7.27%   Feb. 2008
 at River Park           9,100       8,699     3,480     7.75%   June 2008
 on the Parkway         10,800      10,362     2,591     6.75%   Jan. 2009
 at Barrett Lakes       16,680      16,140     5,649     8.50%   Dec. 2009
 at Northwinds          33,800      33,619    11,767     8.25%   Oct. 2010
 at Osprey Lake         35,320      35,204    24,203     7.02%   Mar. 2011
 at Lost Mountain       10,252      10,235     7,676     6.84%   Nov. 2040
                      --------    --------   -------
                      $534,423     508,390   195,587
                      ========    ========   =======

      In general, these loans provide for monthly payments of principal and interest based on a 25 or 27 year amortization schedule and a balloon payment at maturity. Some loans provide for payments of interest only for an initial period, with principal amortization commencing generally within two years.

      INVESTMENTS IN SERVICE COMPANIES

      Combined financial information of the Service Companies at and for the six months ended June 30, 2001 and 2000 are summarized as follows:

                     AMLI RESIDENTIAL PROPERTIES TRUST

                                           2001            2000
                                         -------         -------
         Income (1)                      $ 8,969          11,467
         General and adminis-
           trative expenses               (7,441)         (5,979)
                                         -------         -------
             EBITDA                        1,528           5,488

         Interest                         (1,306)         (2,232)
         Depreciation                     (1,213)           (912)
         Income taxes                        359            (858)
                                         -------         -------
           Net income (loss) (2)(3)      $  (632)          1,486
                                         =======         =======
         Total assets                    $31,822          50,649
                                         =======         =======
         Total liabilities               $34,280          50,951
                                         =======         =======
         Total deficit                   $(2,458)           (302)
                                         =======         =======

         (1)   Net of construction and landscaping costs.
         (2) Net of tax effect; includes $207 in amortization of goodwill in both years.
         (3) Includes $113 and $2,018 after-tax gain from sales of land parcels in 2001 and 2000, respectively.

      For 2000, substantially all interest expense of the Service Companies resulted from notes payable to the Company at interest rates ranging from 9.5% to 13.0%. For 2001, most such notes payable were refinanced with direct borrowings from banks under the Company's line of credit, with interest at LIBOR + 1.05%. Amounts borrowed from the banks by the Service Companies in 2001 are guaranteed by the Company for which it received a guaranty fee from the Service Companies totaling $133 for the six months ended June 30, 2001. Interest and share of income (loss) from Service Companies as included in the accompanying Consolidated Statements of Operations is reconciled below:

                                                        June 30,
                                                   -----------------
                                                    2001       2000
                                                   ------     ------
    Intercompany interest expensed. . . . . . .    $  443      2,232
    Intercompany interest capitalized . . . . .        35        179
    Net income (loss) . . . . . . . . . . . . .      (632)     1,486
    Intercompany eliminations and
      minority interests, net . . . . . . . . .        42        (71)
                                                   ------     ------
                                                   $ (112)     3,826
                                                   ======     ======

4.    RELATED PARTY TRANSACTIONS

      During the six months ended June 30, 2001 and 2000, the Company accrued or paid to its affiliates fees and other costs and expenses as follows:
                                               2001              2000
                                              ------            -----
       Management fees                        $1,429            1,406
       General contractor fees                    54              104
       Interest expense                           44              275
       Landscaping and grounds maintenance       439            1,033
                                              ======            =====

                     AMLI RESIDENTIAL PROPERTIES TRUST

      In addition, at June 30, 2001 and December 31, 2000, the Company owed Amli Residential Construction, Inc. $1,802 and $1,501, respectively, for construction costs of communities under development or rehab.

      During the six months ended June 30, 2001 and 2000, the Company earned or received from its affiliates fees and other income as follows:

                                               2001              2000
                                              ------            -----

       Development fees                       $  589              955
       Acquisition/financing fees                249              475
       Asset management fees                     284              296
       Interest on advances to other
         affiliates                              179              143
       Interest on notes and advances
         to Service Companies                    478            2,411
                                              ======            =====


      In addition, during the six months ended June 30, 2001 and 2000, total revenues of $1,627 and $1,241, respectively, were generated from leases to AMLI Corporate Homes ("ACH"), a division of one of the Service Companies.


                                        AMLI RESIDENTIAL PROPERTIES TRUST

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


5.    DEBT

      The table below summarizes certain information relating to the indebtedness of the Company.

                                                                 Balance                                Balance
                                                   Original        at           Interest    Maturity       at
Encumbered Communities                              Amount       6/30/01          Rate        Date      12/31/00
----------------------                             --------      --------       --------    --------    --------

BOND FINANCING:
                                                                              Tax-Exempt
Unsecured (1)                                      $ 40,750        40,750     Rate+1.23%     10/1/24     40,750
                                                                              Tax-Exempt
AMLI at Poplar Creek                                  9,500         9,500     Rate+1.24%      2/1/24      9,500
                                                   --------       -------                               -------
    Total Bonds                                      50,250        50,250                                50,250
                                                   --------       -------                               -------

MORTGAGE NOTES PAYABLE TO FINANCIAL INSTITUTIONS:
AMLI at Conner Farms                                 13,275        12,102          7.00%     6/15/03     12,238
AMLI at Riverbend                                    31,000        28,420          7.30%      7/1/03     28,726
AMLI in Great Hills                                  11,000        10,089          7.34%      7/1/03     10,198
AMLI at Valley Ranch                                 11,500         9,831         7.625%     7/10/03      9,969
AMLI at Nantucket                                     7,735         7,390          7.70%      6/1/04      7,454
AMLI at Bishop's Gate                                15,380        14,378            (2)      8/1/05     14,523
AMLI at Regents Center                               20,100        19,151            (3)      9/1/05     19,260
AMLI on the Green/AMLI of North Dallas (4)           43,234        40,020         7.789%      5/1/06     40,402
AMLI at Clairmont                                    12,880        12,657          6.95%     2/15/08     12,738
AMLI - various (5) (7)                              140,000       140,000          6.56%     6/11/11      --
AMLI at Park Creek                                   10,322        10,201         7.875%     12/1/38     10,223
                                                   --------       -------                              --------
  Total Mortgage Notes Payable                      316,426       304,239(6)                            165,731
                                                   --------       -------                              --------





                                        AMLI RESIDENTIAL PROPERTIES TRUST

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                  Balance                               Balance
                                                   Original        at           Interest    Maturity       at
Encumbered Properties                               Amount        6/30/01         Rate        Date      12/31/00
---------------------                              --------      --------       --------    --------    --------

OTHER NOTES PAYABLE:

Unsecured line of credit (7)(8)                     200,000        75,000        L+1.05%    10/11/02    165,000
Note payable to Service Company                       5,000         --            10.00%      1/1/03      5,000
                                                   --------       -------     ---------      -------    -------
  Total Other Notes Payable                         205,000        75,000                               170,000
                                                   --------       -------                               -------
  Total                                            $571,676       429,489                               385,981
                                                   ========       =======                               =======


(1)   The terms of these tax-exempt bonds require that a portion of the apartment units be leased to individuals who qualify based on income levels specified by the U.S. Government.  The bonds bear interest at a variable rate that is adjusted weekly based upon the remarketing rate for these bonds (2.65% for AMLI at Spring Creek and 2.70%
for AMLI at Poplar Creek at July 26, 2001).  The credit enhancement for the AMLI at Spring Creek bonds was provided by a $41,297 letter of credit from Wachovia Bank which expires on October 11, 2002 and the credit enhancement for the AMLI at Poplar Creek bonds was provided by a $9,617 letter of credit from LaSalle National
Bank that expires December 18, 2002.

(2)   This original $14,000 mortgage note bears interest at 9.1%.  For financial reporting purposes, this mortgage note was valued at $15,380 to reflect a 7.25% market rate of interest when assumed in connection with the acquisition of AMLI at Bishop's Gate on October 17, 1997.  The unamortized premium at June 30, 2001 is $768.

(3)   $13,800 at 8.73% and $6,300 at 9.23%.

(4)   These two properties secure the FNMA loan that was sold at a discount of $673.  At June 30, 2001, the unamortized discount is $325.

(5)   This loan is secured by seven previously unencumbered properties (AMLI at Bent Tree, AMLI at Lantana Ridge,
AMLI at StoneHollow, AMLI at Western Ridge, AMLI at Killian Creek, AMLI at Eagle Creek and AMLI at Gateway Park).





                                        AMLI RESIDENTIAL PROPERTIES TRUST

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(6)   All but $20,651 is non-recourse to the partners of the Operating Partnership.

(7)   The Company has used interest rate swaps on $75,000 of the outstanding amount to fix its base interest rate
(before current lender's spread) at an average of 6.22%.  The Company paid the outstanding balance down in June
2001 by $140,000 from the proceeds of a new ten year mortgage loan secured by seven of its wholly-owned properties.  Additionally, AMLI has concurrently reduced the commitment amount under its current line of credit by
$50,000 to $200,000.

(8)   The Company's unsecured line of credit has been provided by a group of eight banks led by Wachovia Bank,
N.A. and Bank One, N.A.  In November 2000, the maturity date was extended to November 2003 with a one-year renewal option.  In addition, AMC and Amrescon were added as borrowers under this line of credit, and such borrowings by the Service Companies ($14,000 at June 30, 2001) are guaranteed by the Company and count against the Company's total availability under this line of credit.  This unsecured line of credit requires that the Company meet various covenants typical of such an arrangement, including minimum net worth, minimum debt service coverage and maximum debt to equity percentage.  The unsecured line of credit is used for acquisition and development activities and working capital needs.





























                                        AMLI RESIDENTIAL PROPERTIES TRUST

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     As of June 30, 2001, the scheduled maturities of the Company's debt are as follows:

                                                       FIXED RATE
                                                        MORTGAGE                    NOTES
                                                      NOTES PAYABLE    UNSECURED   PAYABLE TO
                                             BOND     TO FINANCIAL       LINES      SERVICE
                                          FINANCINGS  INSTITUTIONS     OF CREDIT   COMPANIES       TOTAL
                                          ----------  -------------    ---------  -----------   ----------
2001. . . . . . . . . . . . . . . . . .     $  --            2,102         --          --           2,102
2002. . . . . . . . . . . . . . . . . .      50,250          4,727         --          --          54,977
2003. . . . . . . . . . . . . . . . . .        --           61,671       75,000        --         136,671
2004. . . . . . . . . . . . . . . . . .        --           10,568         --          --          10,568
2005. . . . . . . . . . . . . . . . . .        --           34,651         --          --          34,651
Thereafter. . . . . . . . . . . . . . .        --          190,520         --          --         190,520
                                            -------        -------      -------      ------       -------
                                            $50,250        304,239       75,000        --         429,489
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

      At June 30, 2001, the Company is contingently liable on $7,866 in bank letters of credit issued to secure commitments made in ordinary course of business by the Company and its co-investment partnerships.


7.    SUBSEQUENT EVENTS

      On July 27, 2001, the Company sold AMLI at Alvamar, a 152-unit wholly-owned community for $8,900 which generated a gain on the sale of approximately $2,000. The property was built in 1989 and acquired by AMLI in 1994. The Company received net sale proceeds of approximately $8,700, which was used to pay down the line of credit.

      On July 27, 2001, the Company entered into a joint venture with the National Electrical Benefit Fund (NEBF) to develop, own and operate AMLI at Seven Bridges in Woodridge, Illinois. AMLI at Seven Bridges will be comprised of four mid-rise buildings containing 520 apartment homes. AMLI plans to commence construction on the community during the third quarter of 2001. A construction loan will be provided by a bank group with PNC Bank as lead bank.

      On July 31, 2001, the Company sold AMLI at Willowbrook, a 488-unit community for $58,500. The property was acquired for $36,543 in 1996 in a partnership with Allstate Insurance Company, which spent an additional $1,800 in improvements to this property shortly after the acquisition. The Partnership's gain on the sale was approximately $24,000, of which the Company's share was approximately $11,400. AMLI received approximately $15,300 in cash as its 40% share of the net sales proceeds, which includes a return of capital, return on capital and an incentive fee. In addition, AMLI received a disposition fee of $234.


8.    SEGMENT REPORTING

      The revenues, net operating income, FFO and assets for the Company's reportable segment are summarized as follows:

                                                    Six Months Ended
                                                        June 30,
                                                ------------------------
                                                   2001          2000
                                                ----------    ----------

Multifamily segment revenues. . . . . . . . . . $  139,783       111,415
                                                ==========    ==========

                     AMLI RESIDENTIAL PROPERTIES TRUST

                                                    Six Months Ended
                                                        June 30,
                                                ------------------------
                                                   2001          2000
                                                ----------    ----------

Multifamily segment net operating income. . . . $   85,714        67,953

Reconciling items to FFO:
  Reduce co-investment net operating
    income to Company's share (1) . . . . . . .    (40,588)      (27,156)
  Interest income and share of
    income (loss) from Service Companies. . . .         95         4,033
  Other interest income . . . . . . . . . . . .        803           609
  Other revenues. . . . . . . . . . . . . . . .      1,262         1,726
  General and administrative expenses . . . . .     (2,669)       (1,858)
  Interest expense and loan cost amortization .    (13,224)      (12,129)
                                                ----------    ----------
Consolidated FFO before minority interest . . .     31,393        33,178
                                                ----------    ----------
Reconciling items to net income:
  Depreciation - wholly owned properties. . . .    (10,640)       (9,992)
  Depreciation - share of co-investment
    properties. . . . . . . . . . . . . . . . .     (5,640)       (3,568)
  Share of Service Company's goodwill
    amortization. . . . . . . . . . . . . . . .       (207)         (207)
  Gain on sale of residential property. . . . .      9,249        30,467
                                                ----------    ----------
Income before minority interest and
  extraordinary items . . . . . . . . . . . . .     24,155        49,878
Minority interest . . . . . . . . . . . . . . .      3,525         7,856
                                                ----------    ----------
Net income. . . . . . . . . . . . . . . . . . . $   20,630        42,022
                                                ==========    ==========

                                                 June 30,   December 31,
                                                  2001          2000
                                                ----------   -----------
Segment assets (2). . . . . . . . . . . . . . . $1,894,269     1,803,134
                                                ==========    ==========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS,
         EXCEPT SHARE DATA)


     The following discussion is based primarily on the consolidated financial statements of Amli Residential Properties Trust (the "Company") as of June 30, 2001 and December 31, 2000 and for the three and six months ended June 30, 2001 and 2000.

     This information should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

     As of June 30, 2001, the Company owned an 86% general partnership interest in AMLI Residential Properties, L.P. (the "Operating Partnership"), which holds the operating assets of the Company. The limited partners hold Operating Partnership units ("OP Units") that are convertible into common shares of the Company on a one-for-one basis, subject to certain limitations. During the first half of 2001, the Company has repurchased 170,400 common shares of beneficial interest of the total 500,000 shares authorized to be repurchased. In addition, the Operating Partnership issued 460,240 OP units for the acquisition of wholly-owned and co-investment communities. At June 30, 2001, the Company owned 21,289,037 OP Units and the limited partners owned 3,602,195 OP Units. The Company has qualified, and anticipates continuing to qualify, as a real estate investment trust ("REIT") for Federal income tax purposes.

RESULTS OF OPERATIONS

     The increase in property revenues and property operating expenses resulted from moderate increases in same communities, acquisitions of new communities and stabilization of a newly-constructed community offset in part by sales of stabilized communities during the periods reported.

     During this period, the Company has sold five stabilized communities containing a total of 2,288 apartment homes. During the same period, the Company has acquired a total of 1,652 units in five stabilized communities.

The Company also has completed development and begun rental operations of a 200 apartment homes additional phase to an existing community. Property operations from wholly-owned assets for the six months ended June 30, 2001 and 2000 are summarized as follows:

                                                              Increase
                                       2001         2000     (Decrease)
                                     -------       ------    ---------
Total Wholly-Owned
Property Revenues
------------------
 Same communities . . . . . . .      $45,406       43,644        1,762
 New communities. . . . . . . .          997          342          655
 Acquisition communities. . . .        6,659        2,976        3,683
 Communities contributed
  to ventures/sold. . . . . . .        4,097        9,282       (5,185)
                                     -------      -------      -------
    Total . . . . . . . . . . .      $57,159       56,244          915
                                     =======      =======      =======

                                                              Increase
                                       2001         2000     (Decrease)
                                     -------       ------    ---------
Total Wholly-Owned
Property Operating Expenses
---------------------------
 Same communities . . . . . . .      $17,546       16,602          944
 New communities. . . . . . . .          375          288           87
 Acquisition communities. . . .        2,654        1,138        1,516
 Communities contributed
  to ventures/sold. . . . . . .        1,763        3,504       (1,741)
                                     -------      -------      -------
    Total . . . . . . . . . . .      $22,338       21,532          806
                                     =======      =======      =======

Total Wholly-Owned
Property Net Operating Income
-----------------------------
 Same communities . . . . . . .      $27,860       27,042          818
 New communities. . . . . . . .          622           54          568
 Acquisition communities. . . .        4,005        1,838        2,167
 Communities contributed
  to ventures/sold. . . . . . .        2,334        5,778       (3,444)
                                     -------      -------      -------
    Total . . . . . . . . . . .      $34,821       34,712          109
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

     Since January 1, 2000, the Company has invested in eight co-investment partnerships, which have acquired eight stabilized communities. A 312-unit community, which was a wholly-owned community, was acquired by a 20% owned co-investment partnership. The communities are as follows:

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
                                                                   =====

     In addition, the Company, through joint ventures with institutional investors, has completed or has under development and begun rental operations of thirteen communities. Eight communities with a total of 2,238 units were stabilized in 2000. Two communities with a total of 628 stabilized in 2001. The remaining three communities, containing a total of 1,132 apartments homes, are under development and/or in lease-up as of June 30, 2001 and are anticipated to be completed in 2001.

     During 2000, the Company sold a 502 apartment home community. This sale partially offset the overall revenue growth of the co-investment communities.

                                                           Increase
                                       2001       2000    (Decrease)
                                     -------    -------   ---------

Total Co-investment Property Revenues
-------------------------------------
 Same communities . . . . . . . . .  $40,491     40,002         489
 New communities. . . . . . . . . .   12,596      5,139       7,457
 Development and/or lease-up
  communities . . . . . . . . . . .    5,135        390       4,745
 Acquisition communities. . . . . .   19,557      4,252      15,305
 Communities contributed
  to ventures/sold. . . . . . . . .    4,845      5,502        (657)
                                     -------    -------     -------
    Total . . . . . . . . . . . . .  $82,624     55,285      27,339
                                     =======    =======     =======

Company's share of co-invest-
  ment total revenues . . . . . . .  $26,461     16,342      10,119
                                     =======    =======     =======

Total Co-investment
Property Operating Expenses
---------------------------
 Same communities . . . . . . . . .  $15,622     14,818         804
 New communities. . . . . . . . . .    4,420      3,155       1,265
 Development and/or lease-up
  communities . . . . . . . . . . .    2,291        369       1,922
 Acquisition communities. . . . . .    7,622      1,673       5,949
 Communities contributed
  to ventures/sold. . . . . . . . .    1,495      1,812        (317)
                                     -------    -------     -------
    Total . . . . . . . . . . . . .  $31,450     21,827       9,623
                                     =======    =======     =======

Company's share of co-invest-
  ment property operating
  expenses. . . . . . . . . . . . .  $ 9,477      6,304       3,173
                                     =======    =======     =======

                                                           Increase
                                       2001       2000    (Decrease)
                                     -------    -------   ---------
Total Co-investment Property
Net Operating Income
----------------------------
 Same communities . . . . . . . . .  $24,869     25,184        (315)
 New communities. . . . . . . . . .    8,176      1,984       6,192
 Development and/or lease-up
  communities . . . . . . . . . . .    2,844         21       2,823
 Acquisition communities. . . . . .   11,935      2,579       9,356
 Communities contributed to
  ventures/sold . . . . . . . . . .    3,350      3,690        (340)
                                     -------    -------     -------
    Total . . . . . . . . . . . . .  $51,174     33,458      17,716
                                     =======    =======     =======
Company's share of co-invest-
 ment property NOI. . . . . . . . .  $17,892     10,432       7,460
                                     =======    =======     =======

     For the six months ended June 30, 2001, total revenues were $63,777 and net income was $20,360 including a gain of $9,249 from the sale of a residential property. Total revenues for the year earlier period were $64,922 and net income was $42,022, which included gains of $30,467 from sales of residential properties. For the six months ended June 30, 2001, basic earnings per common share decreased to $0.98 (included $0.43 per share from the sale of a residential property) from $2.25 (included $1.48 per share from the sales of residential properties) in the year earlier period. For the six months ended June 30, 2001, diluted earnings per common share decreased to $0.96 (included $0.42 gain from the sale of a residential property) from $1.99 (included $1.22 share of gains from sales of residential properties) for the six months ended June 30, 2000.

     On a "same community" basis, weighted average occupancy of the apartment homes owned wholly by the Company increased slightly to 91.8% for the six months ended June 30, 2001 from 91.2% in the prior year. Weighted average collected rental rates increased by 3.3% to $788 from $762 per unit per month for the six months ended June 30, 2001 and 2000, respectively. Including Co-Investment Communities, weighted average occupancy of the Company's apartment homes decreased to 92.0% for the six months ended
June 30, 2001 from 92.4% in the prior year, and weighted average collected rental rates increased by 3.4% to $830 from $803 per unit per month for the six months ended June 30, 2001 and 2000, respectively.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 TO SIX MONTHS ENDED JUNE 30,
2000.

     Income before minority interest decreased to $24,155 for the six months ended June 30, 2001 from $49,878 for the six months ended June 30, 2000. This decrease was primarily attributable to a $9,249 gain on sale of a residential property in 2001 compared to $30,467 gains on sales of residential properties in 2000. In addition, an $806 increase in property operating expenses, an $889 increase in interest expense, a $648 increase in depreciation and a $1,145 decrease in total revenues contributed to the decrease in income. The decrease in total revenues was largely from the decrease in Company's share of income from Service Companies, which in 2000 included after-tax gains on sales of non-residential land parcels of $2,018, offset in part by an increase in share of income from partnerships.

Net income for the six months ended June 30, 2001 and 2000 was $20,630 and $42,022, respectively. Total property revenues increased by $915 or 1.6%. This increase in property revenues was primarily from the 1,652 apartment homes acquired during 2001 and 2000. This increase was offset by a decrease resulting from 2,288 apartment homes sold during 2001 and 2000. Other property revenues include increases in various fees charged to residents. On a same community basis total property revenues increased by $1,762 or 4.0% and net operating income increased by $818 or 3.0%.

     The Company operates, owns and manages apartments in eight metropolitan areas. During 2001, the supply/demand characteristics in the suburban Indianapolis, Atlanta and Chicago markets have enabled the Company to increase rents at a rate in excess of the rate of inflation. Supply and demand is generally in balance in Atlanta. A combination of a moderate over-supply of rental apartments in Austin, Dallas and Kansas City coupled with a general business slow-down in Austin, has contributed to overall growth in collected rents at less than the rate of inflation.

     Interest and share of income (loss) from Service Companies decreased 102.9% to a loss of $112 from income of $3,826 primarily due to $2,018 after-tax gains from sales of land parcels and decreased interest income as a result of Service Companies' direct borrowings under the Company's line of credit and lower construction income as a result of slower construction and development.

     During the first six months of 2001 the Service Companies commenced or continued a variety of information technology system initiatives, most notably the implementation of an Enterprise Resource Planning system ("ERP") using the Oracle database. As of June 2001, the Company has discontinued using its predecessor General Ledger and Accounts Payable systems and has "gone live" with the ERP. Information technology expenditures that are expected to be incurred and capitalized during 2001 of approximately $5,000 will be depreciated over five years. In connection with the ERP and other systems applications, the Company has increased the management fee it pays to AMLI Management Company for managing its wholly-owned properties from 2.5% to 3.0% effective July 1, 2001.

     Income from partnerships increased to $4,665 from $2,517, or 85.2%. This increase was a result of the acquisition of eight stabilized communities through eight new co-investment partnerships. In addition, eleven new co-investment partnerships have invested in ten development communities and a second phase to an existing stabilized community during 2001 and 2000. During 2001, two communities achieved stabilized operations and three were still under development and/or in lease-up. On a same community basis, total property revenues increased by $489 or 1.2% and net operating income decreased by $315, or 1.3%.

     Other income decreased to $1,262 from $1,726, or 26.9%. This decrease is primarily due to lower acquisition and development fees as the Company's acquisition and development activities have slowed down.

     Property operating expenses increased by $806, or 3.7%. This increase is principally due to increases in exterior painting in four communities, increases in personnel costs, advertising and promotion expenses, in utilities and real estate tax expense. On a same community basis, property operating expenses increased by $944 or 5.7%.

     Interest expense, net of the amounts capitalized, increased to $12,779 from $11,890 or 7.5%, primarily due to increased indebtedness incurred in conjunction with acquisition activities, investments in joint ventures which own stabilized properties, increased short-term borrowing rates, $490 carrying costs on land parcels no longer capitalized and $441 in costs associated with a $75 million interest rate swap entered into in May 2000.

     General and administrative expenses increased to $2,669 for the six months ended June 30, 2001 from $1,858 for the six months ended June 30, 2000. The increase is primarily due to costs attributable to abandoned projects and an investment in Broadband high speed internet access business that were written off. Higher personnel costs due to increased number of employees and higher shareholder service expenses also contributed to the increase.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2001, the Company had $5,830 in cash and cash equivalents and $111,000 in availability under its $200,000 unsecured line of credit. The availability under the line of credit is based on total borrowings of $89,000, including $14,000 borrowed directly by unconsolidated Service Company affiliates. The borrowings of the Service Company affiliates are guaranteed by the Company. Borrowings under the line of credit bear interest at a rate of LIBOR plus 1.05%.

     The Company closed on the $140,000 in ten-year 6.56% fixed-rate financing, which is secured by first mortgages on seven of the Company's previously unencumbered wholly-owned communities. The Company paid down its unsecured line of credit from the proceeds of this loan and concurrently reduced its line of credit to $200,000.

     At June 30, 2001, twelve of the Company's wholly-owned stabilized communities were unencumbered. There are no fixed rate loans on wholly-owned communities with maturity dates prior to July 2003.

     Net cash flows provided by operating activities for the six months ended June 30, 2001 increased to $30,582 from $26,684 for the six months ended June 30, 2000. The increase is primarily due to increased distributions from co-investment partnerships and a decrease in other assets.

     Cash flows used in investing activities for the six months ended June 30, 2001 increased to $46,102 from $23,163 for the six months ended June 30, 2000. The increase consisted primarily of a decrease in net proceeds from sales of residential properties, higher expenditures for acquisition and development costs and higher investments in partnerships.

     Net cash flows provided by financing activities for the six months ended June 30, 2001 were $16,244, which reflect net proceeds of additional borrowings and dividend payments. In 2001, $3,736 were used to repurchase 170,400 of the Company's common shares of beneficial interests.

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

     FFO for the six months ended June 30, 2001 and 2000 is summarized as follows:
                                               June 30,
                                      --------------------------
                                         2001             2000
                                      ----------       ---------
    Income before minority
     interest                         $   24,155          49,878
    Depreciation                          10,640           9,992
    Share of co-investment partner-
      ships' depreciation                  5,640           3,568
    Share of Service Company's
      goodwill amortization                  207             207
    Gain on sale of residential
      property                            (9,249)        (30,467)
                                      ----------      ----------
    FFO                               $   31,393          33,178
                                      ==========      ==========
    Weighted average shares and units
      including dilutive shares       24,980,967      24,683,089
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

     The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, repayment of loans for construction, development, and acquisition activities through the issuance of long-term secured and unsecured debt and additional equity securities of the Company or OP Units. Through June 30, 2001, the Company has issued preferred and common shares for an aggregate issuance price of $128,467 leaving a balance of $71,533 in shares that the Company may issue in the future under its shelf registration statement.

COMPANY INDEBTEDNESS

     The Company's debt as of June 30, 2001 includes $304,239 which is secured by first mortgages on eighteen of the wholly-owned communities and is summarized as follows:

                            SUMMARY DEBT TABLE
                            ------------------

Type of                Weighted Average          Outstanding   Percent
Indebtedness             Interest Rate             Balance     of Total
------------           ----------------          -----------   --------
Fixed Rate
Mortgages                    7.1%                  $304,239      70.8%

Tax-Exempt          Tax-Exempt Rate + 1.23%          50,250      11.7%
Bonds (1)           Tax-Exempt Rate + 1.24%

Lines of
Credit (2)               LIBOR + 1.05%               75,000      17.5%
                                                   --------     ------
     Total                                         $429,489     100.0%
                                                   ========     ======
--------------------

(1) The tax-exempt bonds bear interest at a variable tax-exempt rate that is adjusted weekly based on the re-marketing of these bonds (2.65% for AMLI at Spring Creek and 2.70% for AMLI at Poplar Creek at July 26, 2001). The AMLI at Spring Creek bonds mature on October 1, 2024 and the related credit enhancement expires on October 15, 2002. The AMLI at Poplar Creek bonds mature on February 1, 2024 and the related credit enhancement expires on December 18, 2002.

(2) Amounts borrowed under lines of credit are due in 2003. The interest rate on $75,000 has been fixed pursuant to interest rate swap contracts.



DEVELOPMENT ACTIVITIES

     At June 30, 2001, the Company has made capital contributions totaling $204,503 to its existing co-investment partnerships and anticipates funding substantially all of its remaining commitment of $13,067 during 2001 to complete the 2,217 homes being developed by co-investment partnerships.

     The Company owns land for the development of an additional 5,312 apartment homes in Ft. Worth, Houston and Austin, Texas; Indianapolis, Indiana; Kansas City, Kansas, and Chicago, Illinois. The Company has earnest money deposits of $525 for five land parcels for development anticipated to be acquired in 2001 or 2002.

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

     At June 30, 2001, the Company was continuing the rehab of the second phase of AMLI at Valley Ranch and completing the rehab of AMLI at Riverbend. Starting in 1998 and through June 30, 2001, the Company has spent $8,824 on the rehab of these two properties and expects to spend an additional $1,384 in the period from July 2001 through December 2002 to complete the rehab of Phase II of Valley Ranch.

INFLATION

     Inflation has been low. Virtually all apartment leases at the wholly-owned communities and co-investment communities are for six or twelve months' duration. This enables the Company to pass along inflationary increases in its operating expenses on a timely basis. Because the Company's property operating expenses (exclusive of depreciation and amortization) average approximately 39.1% of rental and other property revenue, increased inflation typically results in comparable increases in income before interest and general and administrative expenses, so long as rental market conditions allow increases in rental rates while maintaining stable occupancy.

     An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At June 30, 2001, the Company's exposure (including the Company's proportionate share of its co-investment partnerships' expense) to rising interest rates is mitigated by the existing debt level of approximately 41% of the Company's total market capitalization (51% including the Company's share of co-investment partnerships' debt), the high percentage of intermediate-term fixed-rate debt (71% of total debt), and the use of interest rate swaps to effectively fix the interest rate on $20,000 of floating-rate debt through November 2002, $30,000 through February 2003, $15,000 through September 2004 and $10,000 through October 2004 (17.5% of total debt). As a result, for the foreseeable future, increases in interest expense resulting from increasing inflation are anticipated to be less than future increases in income before interest and general and administrative expenses.


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

     As of January 1, 2001, the adoption of the new standards resulted in derivative instruments reported on the balance sheet as liabilities of $1,277, and as "Accumulated Other Comprehensive Income (Loss)" of $1,249, which are gains and losses not affecting retained earnings in the Consolidated Statement of Stockholders' Equity. As of June 30, 2001, the liabilities increased by $1,066 to $2,343 and Accumulated Other Comprehensive Loss increased by $1,037 to $2,286.

     "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB No. 25, became effective July 1, 2000 and is not currently expected to have a material impact on the Company's financial statements. The Service Companies recorded a pre-tax charge against earnings of $101 for the six months ended June 30, 2001 as a result of implementing this statement.

     Statement of Financial Accounting Standards No. 142, issued in 2001, requires, among other things, that effective January 1, 2001 goodwill resulting from a business combination accounted for as a purchase no longer be amortized, but be subjected to ongoing impairment review. The only goodwill included in the accounts of the Company and its unconsolidated subsidiaries is $3,300 recorded on the books of an unconsolidated subsidiary. This amount is being amortized using the straight-line method over the five year period ended December 31, 2002. When the new accounting literature is implemented by the Company on the effective date, the remaining unamortized goodwill of $668 will not be charged to expense in 2002, so that the Company's share of income in 2002 will, net of tax effect, be approximately $400 greater than would have otherwise been recorded had this change not been required.


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




ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As disclosed in Item 2, the Company has in 2001 been limited in its ability to raise rents and increase occupancies at many of its wholly-owned properties because of relative weak demand (in Austin in particular).

     Since December 31, 2000, the Company has reduced its exposure to risks associated with interest rate charges and has significantly extended the average maturities of its fixed rate debt portfolio by refinancing $140,000 in borrowings under its floating rate line of credit with a new ten year secured 6.56% fixed interest rate refinancing. In response to a nationwide economic slowdown, the Company has slowed or curtailed its development of new apartment properties.

     There have been no other significant changes in the Company's exposure to market risks.

                                                    OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Company's Wholly-Owned
Communities and Co-Investment Communities:

                                                                2001                        2000
Location/Community             Company's   Number    --------------------------  --------------------------
------------------            Percentage     of        at     at     at     at     at     at     at     at
Wholly-owned Communities       Ownership    Units    12/31   9/30   6/30   3/31  12/31   9/30   6/30   3/31
------------------------      ----------   -------   -----  -----  ----- ------  -----  ----- ------ ------

Dallas/Ft. Worth, TX
 AMLI:
   at AutumnChase . . . . . .                 N/A                    N/A    92%    91%    93%    91%    88%
   at Bent Tree . . . . . . .                 500                    92%    92%    91%    91%    97%    95%
   at Bishop's Gate . . . . .                 266                    93%    90%    89%    93%    92%    91%
   at Chase Oaks. . . . . . .                 250                    93%    96%    94%    94%    93%    95%
   at Gleneagles. . . . . . .                 590                    94%    95%    96%    95%    95%    92%
   on the Green . . . . . . .                 424                    94%    91%    91%    92%    97%    95%
   at Nantucket . . . . . . .                 312                    94%    92%    96%    95%    97%    94%
   of North Dallas. . . . . .               1,032                    93%    95%    96%    93%    90%    90%
   on Rosemeade . . . . . . .                 236                    93%    94%    90%    95%    95%    96%
   at Valley Ranch. . . . . .                 460                    93%    95%    94%    97%    95%    97%
   at Stonebridge Ranch . . .                 250                    82%    N/A    N/A    N/A    N/A    N/A
                                           ------    -----  -----  -----  -----  -----  -----  -----  -----
                                            4,320                    93%    94%    93%    94%    93%    92%
                                           ------    -----  -----  -----  -----  -----  -----  -----  -----

Austin, TX
 AMLI:
   at the Arboretum . . . . .                 N/A                    N/A    N/A    N/A    98%    94%    95%
   in Great Hills . . . . . .                 344                    90%    91%    91%    95%    97%    97%
   at Lantana Ridge . . . . .                 354                    89%    90%    96%    97%    93%    94%
   at Martha's Vineyard . . .                 N/A                    N/A    N/A    N/A    94%    97%    98%
   at StoneHollow . . . . . .                 606                    94%    89%    88%    97%    97%    98%
                                           ------    -----  -----  -----  -----  -----  -----  -----  -----
                                            1,304                    92%    90%    91%    96%    96%    97%
                                           ------    -----  -----  -----  -----  -----  -----  -----  -----

Houston, TX
AMLI:
 at Western Ridge . . . . . .                 318                    95%    91%    90%    N/A    N/A    N/A
                                           ------    -----  -----  -----  -----  -----  -----  -----  -----





                                                                2001                        2000
                               Company's   Number    --------------------------  --------------------------
                              Percentage     of        at     at     at     at     at     at     at     at
Location/Community             Ownership    Units    12/31   9/30   6/30   3/31  12/31   9/30   6/30   3/31
------------------            ----------   -------   -----  -----  ----- ------  -----  ----- ------ ------
Atlanta, GA
 AMLI:
  at Clairmont. . . . . . . .                 288                    95%    97%    88%    93%    96%    97%
  at Killian Creek. . . . . .                 256                    93%    97%    97%    95%    96%    97%
  at Park Creek . . . . . . .                 200                    91%    93%    93%    95%    91%    95%
  at Peachtree City . . . . .                 N/A                    N/A    N/A    N/A    N/A    N/A    94%
  on Spring Creek . . . . . .               1,180                    94%    92%    94%    90%    92%    90%
  at Vinings. . . . . . . . .                 360                    93%    95%    94%    96%    95%    89%
  at West Paces . . . . . . .                 337                    93%    93%    90%    90%    95%    92%
  at Towne Creek. . . . . . .                 150                    90%    89%    91%    93%    93%    93%
                                           ------    -----  -----  -----  -----  -----  -----  -----  -----
                                            2,771                    93%    93%    93%    92%    93%    92%
                                           ------    -----  -----  -----  -----  -----  -----  -----  -----

Kansas City, KS
 AMLI:
   at Alvamar . . . . . . . .                 152                    93%    86%    93%    92%    92%    86%
   at Centennial Park . . . .                 170                    88%    86%    91%    81%    89%    84%
   at Lexington Farms . . . .                 404                    93%    91%    81%    87%    90%    91%
   at Regents Center. . . . .                 424                    93%    89%    82%    87%    89%    92%
   at Town Center . . . . . .                 156                    90%    87%    88%    87%    87%    83%
                                           ------    -----  -----  -----  -----  -----  -----  -----  -----
                                            1,306                    92%    89%    85%    87%    89%    89%
                                           ------    -----  -----  -----  -----  -----  -----  -----  -----
Indianapolis, IN
 AMLI:
   at Conner Farms. . . . . .                 300                    93%    89%    89%    93%    94%    94%
   at Eagle Creek . . . . . .                 240                    93%    93%    93%    93%    93%    94%
   at Riverbend . . . . . . .                 996                    90%    83%    84%    89%    84%    79%
                                           ------    -----  -----  -----  -----  -----  -----  -----  -----
                                            1,536                    91%    86%    87%    90%    87%    84%
                                           ------    -----  -----  -----  -----  -----  -----  -----  -----
Chicago, IL
 AMLI:
   at Poplar Creek. . . . . .                 196                    94%    96%    99%    96%    93%    99%
                                           ------    -----  -----  -----  -----  -----  -----  -----  -----

DENVER, CO
 AMLI:
   at Gateway Park. . . . . .                 328                    93%    85%    N/A    N/A    N/A    N/A
                                           ------    -----  -----  -----  -----  -----  -----  -----  -----
                                           12,079                  92.4%  91.3%  91.2%  92.5%  92.5%  91.7%
                                           ======    =====  =====  =====  =====  =====  =====  =====  =====




                                                                2001                        2000
                               Company's   Number    --------------------------  --------------------------
                              Percentage     of        at     at     at     at     at     at     at     at
Location/Community             Ownership    Units    12/31   9/30   6/30   3/31  12/31   9/30   6/30   3/31
------------------            ----------   -------   -----  -----  ----- ------  -----  ----- ------ ------

Co-investment Communities:
--------------------------
Atlanta, GA
 AMLI:
   at Barrett Lakes . . . . .     35%         446                    92%    94%    97%    96%    95%    96%
   at Northwinds. . . . . . .     35%         800                    95%    93%    95%    94%    96%    96%
   at Pleasant Hill . . . . .     N/A         N/A                    N/A    N/A    N/A    N/A    97%    97%
   at River Park. . . . . . .     40%         222                    91%    96%    93%    98%    98%    93%
   at Willeo Creek. . . . . .     30%         242                    91%    98%    94%    96%    92%    95%
   at Windward Park . . . . .     45%         328                    91%    88%    90%    93%    93%    93%
   at Peachtree City. . . . .     20%         312                    94%    89%    93%    96%    92%    N/A
                                                                                        lease  lease
   at Lost Mountain . . . . .     75%         164                    95%    95%    95%    up     up     N/A
                                                                                 lease  lease  lease
   at Park Bridge . . . . . .     25%         352                    96%    95%    up     up     up     N/A
                                           ------    -----  -----  -----  -----  -----  -----  -----  -----
                                            2,866                    94%    93%    94%    95%    95%    95%
                                           ------    -----  -----  -----  -----  -----  -----  -----  -----

Chicago, IL
 AMLI:
   at Chevy Chase . . . . . .     33%         592                    95%    95%    96%    97%    95%    97%
   at Danada Farms. . . . . .     10%         600                    94%    96%    97%    95%    95%    93%
   at Fox Valley. . . . . . .     25%         272                    93%    94%    90%    95%    97%    92%
   at Willowbrook . . . . . .     40%         488                    93%    93%    95%    95%    96%    90%
   at Windbrooke. . . . . . .     15%         236                    97%    96%    97%    98%    95%    98%
                                                                                                      lease
   at Oakhurst North. . . . .     25%         464                    90%    93%    92%    91%    94%    up
                                                                                        lease  lease  lease
   at St. Charles . . . . . .     25%         400                    91%    89%    91%    up     up     up
   at Osprey Lake . . . . . .     69%         483                    92%    87%    N/A    N/A    N/A    N/A
                                          -------    -----  -----  -----  -----  -----  -----  -----  -----
                                            3,535                    93%    93%    94%    95%    95%    94%
                                          -------    -----  -----  -----  -----  -----  -----  -----  -----
Indianapolis, IN
 AMLI:
   on Spring Mill . . . . . .    20%                                                                  lease
                             residual         400                    78%    80%    79%    85%    91%    up
                                                                                               lease  lease
   at Lake Clearwater . . . .    25%          216                    94%    94%    96%    96%    up     up
                                                                                 lease  lease  lease  lease
   at Castle Creek. . . . . .    40%          276                    91%    95%    up     up     up      up
                                          -------    -----  -----  -----  -----  -----  -----  -----  -----
                                              892                    86%    88%    85%    89%    91%     0%
                                          -------    -----  -----  -----  -----  -----  -----  -----  -----




                                                                2001                        2000
                               Company's   Number    --------------------------  --------------------------
                              Percentage     of        at     at     at     at     at     at     at     at
Location/Community             Ownership    Units    12/31   9/30   6/30   3/31  12/31   9/30   6/30   3/31
------------------            ----------   -------   -----  -----  ----- ------  -----  ----- ------ ------

Kansas City, KS
 AMLI:
   at Regents Crest . . . . .     25%         476                    92%    90%    83%    86%    87%    86%
                                                                                        lease  lease  lease
   Creekside. . . . . . . . .     25%         224                    88%    91%    93%    up     up     up
                                                                                        lease  lease  lease
   at Wynnewood Farms . . . .     25%         232                    92%    91%    88%    up     up     up
                                          -------    -----  -----  -----  -----  -----  -----  -----  -----
                                              932                    91%    91%    87%    86%    87%    86%
                                          -------    -----  -----  -----  -----  -----  -----  -----  -----

Dallas, TX
 AMLI:
   at Deerfield . . . . . . .     25%         240                    95%    86%    90%    92%    82%    93%
   at Fossil Creek. . . . . .     25%         384                    95%    94%    90%    92%    97%    94%
   at Oak Bend. . . . . . . .     40%         426                    94%    93%    92%    94%    92%    90%
   on the Parkway . . . . . .     25%         240                    92%    91%    89%    92%    94%    95%
   at Prestonwood Hills . . .     45%         272                    97%    96%    94%    95%    92%    93%
   on Timberglen. . . . . . .     40%         260                    94%    94%    95%    96%    96%    94%
   at Verandah. . . . . . . .     35%         538                    94%    90%    90%    93%    95%    95%
   on Frankford . . . . . . .     45%         582                    93%    94%    95%    94%    90%    N/A
   at Breckinridge Point. . .     45%         440                    93%    93%    88%    91%    N/A    N/A
                                          -------    -----  -----  -----  -----  -----  -----  -----  -----
                                            3,382                    94%    93%    92%    93%    92%    93%
                                          -------    -----  -----  -----  -----  -----  -----  -----  -----

Austin, TX
 AMLI:
   at Wells Branch. . . . . .     25%         576                    87%    81%    86%    94%    93%    94%
   at Scofield Ridge. . . . .     45%         487                    87%    80%    89%    93%    N/A    N/A
                                                                                        lease  lease  lease
   at Monterey Oaks . . . . .     25%         430                    88%    94%    93%    up     up     up
                                          -------    -----  -----  -----  -----  -----  -----  -----  -----
                                            1,493                    87%    88%    89%    93%    93%    94%
                                          -------    -----  -----  -----  -----  -----  -----  -----  -----





                                                                2001                        2000
                               Company's   Number    --------------------------  --------------------------
                              Percentage     of        at     at     at     at     at     at     at     at
Location/Community             Ownership    Units    12/31   9/30   6/30   3/31  12/31   9/30   6/30   3/31
------------------            ----------   -------   -----  -----  ----- ------  -----  ----- ------ ------

Houston, TX
 AMLI:
   at Champions Centre. . . .     15%         192                    89%    95%    91%    94%    93%    94%
   at Champions Park. . . . .     15%         246                    94%    90%    88%    87%    93%    96%
   at Greenwood Forest. . . .     15%         316                    93%    87%    88%    92%    96%    94%
   Midtown. . . . . . . . . .     45%         419                    96%    96%    96%    97%    96%    94%
   Towne Square . . . . . . .     45%         380                    90%    95%    92%    N/A    N/A    N/A
                                          -------    -----  -----  -----  -----  -----  -----  -----  -----
                                            1,553                    93%    93%    91%    93%    95%    94%
                                          -------    -----  -----  -----  -----  -----  -----  -----  -----

Denver, CO
 AMLI:
   at Lowry Estates . . . . .     50%         414                    88%    87%    89%    N/A    N/A    N/A
                                          -------    -----  -----  -----  -----  -----  -----  -----  -----

Total co-investment
  communities . . . . . . . .              15,067                  92.0%  91.7%  88.9%  93.5%  93.8%  93.9%
                                          -------    -----  -----  -----  -----  -----  -----  -----  -----

Total . . . . . . . . . . . .              27,146                  92.2%  91.5%  90.0%  93.0%  93.1%  92.6%
                                          =======    =====  =====  =====  =====  =====  =====  =====  =====




PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of AMLI Residential Properties Trust was held on April 30, 2001 for the purpose of electing three members of the Board of Trustees and ratifying the appointment of independent auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

     All of the management's nominees for trustees as listed in the proxy statement were elected with the following vote:

                                      Shares                   Shares
                                      Voted        Shares       Not
                                      "For"      "Withheld"    Voted
                                    ----------   ----------    ------

  John E. Allen                     14,930,926      213,813      --
  Philip N. Tague                   14,930,026      214,713      --
  Quintin E. Primo, III             15,086,462       58,277      --

     The ratification of the appointment of KPMG LLP as independent auditor was approved by the following vote:

        Shares          Shares                              Shares
        Voted            Voted             Shares            Not
        "For"          "Against"         "Withheld"         Voted
     ----------        ---------         ----------         ------

     15,092,599          27,567            24,573             --




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed during the quarter ended
June 30, 2001.  The Exhibits filed as part of this report are listed below.

EXHIBIT NO.       DOCUMENT DESCRIPTION

  99. Financial and Operating Data furnished to Shareholders and Analysts

                                SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMLI RESIDENTIAL PROPERTIES TRUST



Date:  August 10, 2001        By:   /s/ CHARLES C. KRAFT
                                    -----------------------------------
                                    Charles C. Kraft
                                    Principal Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Date:  August 10, 2001        By:   /s/ GREGORY T. MUTZ
                                    -----------------------------------
                                    Gregory T. Mutz
                                    Chairman of the Board of Trustees




Date:  August 10, 2001        By:   /s/ ALLAN J. SWEET
                                    -----------------------------------
                                    Allan J. Sweet
                                    President and Trustee




Date:  August 10, 2001        By:   /s/ ROBERT J. CHAPMAN
                                    -----------------------------------
                                    Robert J. Chapman
                                    Principal Financial Officer




Date:  August 10, 2001        By:   /s/ CHARLES C. KRAFT
                                    -----------------------------------
                                    Charles C. Kraft
                                    Principal Accounting Officer