Form 10-Q
period 2001-09-30
AMLI RESIDENTIAL PROPERTIES TRUST
filed 2001-11-13
CIK 914724

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.   20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



           For the Quarterly Period Ended September 30, 2001



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

The number of the Registrant's Common Shares of Beneficial Interest outstanding was 17,847,398 as of September 30, 2001.

                                 INDEX



PART I  FINANCIAL INFORMATION


Item 1.    Financial Statements (Unaudited)

           Consolidated Balance Sheets as of
             September 30, 2001 and December 31, 2000 . . . .     3

           Consolidated Statements of Operations for the
             three and nine months ended September 30, 2001
             and 2000 . . . . . . . . . . . . . . . . . . . .     5

           Consolidated Statements of Shareholders' Equity
             for the nine months ended September 30, 2001 . .     7

           Consolidated Statements of Cash Flows for the
             nine months ended September 30, 2001 and 2000. .     9

           Notes to Consolidated Financial Statements . . . .    11


Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations. .    38


Item 3.    Quantitative and Qualitative Disclosures
             About Market Risk. . . . . . . . . . . . . . . .    47




PART II  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    53



SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .    54

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                   AMLI RESIDENTIAL PROPERTIES TRUST

                      CONSOLIDATED BALANCE SHEETS

               SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

               (Dollars in thousands, except share data)



                                       SEPTEMBER 30,    DECEMBER 31,
                                           2001            2000
                                        (UNAUDITED)      (AUDITED)
                                       -------------    ------------

ASSETS:
Rental apartments:
  Land. . . . . . . . . . . . . . .       $   99,776          91,242
  Depreciable property. . . . . . .          643,335         604,081
                                          ----------      ----------
                                             743,111         695,323
  Less accumulated depreciation . .         (101,858)        (94,590)
                                          ----------      ----------
                                             641,253         600,733


Rental community under
  development . . . . . . . . . . .            6,791           --

Land held for development or sale .           48,288          53,022

Investments in partnerships . . . .          183,606         166,569

Cash and cash equivalents . . . . .            3,774           5,106
Deferred expenses, net. . . . . . .            4,054           3,425
Notes receivable from and advances
  to Service Companies. . . . . . .           17,161           4,857
Other assets. . . . . . . . . . . .            8,060          32,279
                                          ----------      ----------
          Total assets                    $  912,987         865,991
                                          ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Debt (note 5) . . . . . . . . . . .       $  408,475         385,981
Accrued interest payable. . . . . .            1,905           1,783
Accrued real estate taxes payable .           11,228          10,806
Construction costs payable. . . . .            3,135           1,501
Security deposits and prepaid rents            2,177           2,507
Other liabilities . . . . . . . . .            7,288           3,937
                                          ----------      ----------
          Total liabilities . . . .          434,208         406,515
                                          ----------      ----------

                   AMLI RESIDENTIAL PROPERTIES TRUST

                                       SEPTEMBER 30,    DECEMBER 31,
                                           2001            2000
                                        (UNAUDITED)      (AUDITED)
                                       -------------    ------------

Commitments and contingencies (note 6)

Minority interest . . . . . . . . .           69,658          59,537
                                          ----------      ----------

SHAREHOLDERS' EQUITY (note 2):
Series A Cumulative Convertible
 Preferred shares of beneficial
 interest, $0.01 par value,
 1,500,000 authorized, 1,200,000
 issued and 350,000 outstanding
 (aggregate liquidation preference
 of $7,073) . . . . . . . . . . . .                4               4

Series B Cumulative Convertible
 Preferred shares of beneficial
 interest, $0.01 par value,
 3,125,000 authorized, issued
 and outstanding (aggregate
 liquidation preference of
 $76,469) . . . . . . . . . . . . .               31              31

Shares of beneficial interest,
 $0.01 par value, 145,375,000
 authorized, 17,847,398 and
 17,849,504 common shares issued
 and outstanding, respectively. . .              178             178

Additional paid-in capital. . . . .          430,069         427,939

Employees' and Trustees' notes. . .          (11,808)        (12,231)

Accumulated other comprehensive
  loss. . . . . . . . . . . . . . .           (3,216)          --

Distributions in excess of earnings           (6,137)        (15,982)
                                          ----------      ----------

          Total shareholders'
            equity. . . . . . . . .          409,121         399,939
                                          ----------      ----------

          Total liabilities and
            shareholders' equity. .       $  912,987         865,991
                                          ==========      ==========












     See accompanying notes to consolidated financial statements.

                                      AMLI RESIDENTIAL PROPERTIES TRUST

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                 (UNAUDITED)
                                  (Dollars in thousands, except share data)

                                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                     -----------------------     -----------------------
                                                        2001          2000          2001          2000
                                                      --------      --------      --------      --------
Revenues:
  Property:
    Rental. . . . . . . . . . . . . . . . . . . .     $ 27,263        26,831        81,092        79,880
    Other . . . . . . . . . . . . . . . . . . . .        1,856         1,823         5,186         5,018
  Interest and share of income (loss) from
    Service Companies . . . . . . . . . . . . . .         (169)          571          (281)        4,397
  Other interest. . . . . . . . . . . . . . . . .          349           381         1,152           990
  Income from partnerships. . . . . . . . . . . .        2,059         1,999         6,724         4,516
  Other . . . . . . . . . . . . . . . . . . . . .        2,940         2,530         4,202         4,256
                                                      --------      --------      --------      --------
          Total revenues. . . . . . . . . . . . .       34,298        34,135        98,075        99,057
                                                      --------      --------      --------      --------
Expenses:
  Personnel . . . . . . . . . . . . . . . . . . .        2,916         2,773         8,611         8,322
  Advertising and promotion . . . . . . . . . . .          820           667         2,150         1,759
  Utilities . . . . . . . . . . . . . . . . . . .        1,046           975         2,691         2,474
  Building repairs and maintenance
    and services. . . . . . . . . . . . . . . . .        1,818         1,548         4,754         4,378
  Landscaping and grounds maintenance . . . . . .          664           617         1,816         1,833
  Real estate taxes . . . . . . . . . . . . . . .        3,474         3,391        10,429        10,218
  Insurance . . . . . . . . . . . . . . . . . . .          284           211           880           669
  Property management fees. . . . . . . . . . . .          865           714         2,294         2,120
  Other operating expenses. . . . . . . . . . . .          262           373           862         1,028
  Interest. . . . . . . . . . . . . . . . . . . .        6,824         6,353        19,603        18,243
  Amortization of deferred costs. . . . . . . . .          154           101           599           340
  Depreciation  . . . . . . . . . . . . . . . . .        5,158         4,638        15,798        14,630
  General and administrative. . . . . . . . . . .        1,221           842         3,890         2,700
                                                      --------      --------      --------      --------
          Total expenses. . . . . . . . . . . . .       25,506        23,203        74,377        68,714
                                                      --------      --------      --------      --------




                                      AMLI RESIDENTIAL PROPERTIES TRUST

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000



                                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                     -----------------------     -----------------------
                                                        2001          2000          2001          2000
                                                      --------      --------      --------      --------
Income before gains on sales and
  minority interest . . . . . . . . . . . . . . .        8,792        10,932        23,698        30,343
Gains on sales of residential properties,
  including share of gains on sales of
  partnership properties of $9,603 and $6,807
  in the periods ended September 30, 2001
  and 2000, respectively. . . . . . . . . . . . .       14,047         6,807        23,296        37,274
                                                      --------      --------      --------      --------

Income before minority interest . . . . . . . . .       22,839        17,739        46,994        67,617
Minority interest . . . . . . . . . . . . . . . .        3,595         2,497         7,120        10,353
                                                      --------      --------      --------      --------
          Net income. . . . . . . . . . . . . . .       19,244        15,242        39,874        57,264

Less income attributable to
  preferred shares. . . . . . . . . . . . . . . .        1,633         1,766         4,899         5,424
                                                      --------      --------      --------      --------
          Net income attributable to
            common shares . . . . . . . . . . . .     $ 17,611        13,476        34,975        51,840
                                                      ========      ========      ========      ========

Net income per common share - basic . . . . . . .     $   0.99          0.77          1.97          3.02
                                                      ========      ========      ========      ========
Net income per common share - diluted . . . . . .     $   0.89          0.71          1.86          2.70
                                                      ========      ========      ========      ========

Dividends declared and paid
  per common share. . . . . . . . . . . . . . . .     $   0.47          0.47          1.41          1.40
                                                      ========      ========      ========      ========






                        See accompanying notes to consolidated financial statements.

                                        AMLI RESIDENTIAL PROPERTIES TRUST

                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                             (Dollars in thousands)


                               SHARES OF
                          BENEFICIAL INTEREST                     EMPLOYEES'  ACCUMULATED
                    --------------------------------  ADDITIONAL     AND        OTHER      DIVIDENDS
                      PREFERRED    COMMON              PAID-IN     TRUSTEES'  COMPREHEN-   IN EXCESS
                       SHARES      SHARES     AMOUNT   CAPITAL      NOTES     SIVE LOSS   OF EARNINGS   TOTAL
                      ---------  ----------   ------  ---------  -----------  ----------  ----------- --------

Balance at
  December 31, 2000   3,475,000  17,849,504     $213    427,939     (12,231)       --        (15,982)  399,939

 Comprehensive income:
  Net income. . . .       --          --         --       --          --           --         39,874    39,874
  Preferred Share
   dividends paid .       --          --         --       --          --           --         (4,900)   (4,900)
  Net cumulative
   effect adjustment
   of loss on deriva-
   tive contracts .       --          --         --       --          --          (1,249)      --       (1,249)
  Current period loss
   on derivative
   contracts. . . .       --          --         --       --          --          (1,967)      --       (1,967)
                                                                                                      --------
Comprehensive income
 attributable
 common shares. . .                                                                                     31,758
                                                                                                      --------





                                        AMLI RESIDENTIAL PROPERTIES TRUST

                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - CONTINUED

                                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                             (Dollars in thousands)


                               SHARES OF
                          BENEFICIAL INTEREST                     EMPLOYEES'  ACCUMULATED
                    --------------------------------  ADDITIONAL     AND        OTHER      DIVIDENDS
                      PREFERRED    COMMON              PAID-IN     TRUSTEES'  COMPREHEN-   IN EXCESS
                       SHARES      SHARES     AMOUNT   CAPITAL      NOTES     SIVE LOSS   OF EARNINGS   TOTAL
                      ---------  ----------   ------  ---------  -----------  ----------  ----------- --------

Common Share
 distributions. . .       --          --         --       --          --           --        (25,129)  (25,129)

Shares issued in
 connection with:
  Executive Share
   Purchase Plan. .       --         12,434      --         282       --           --          --          282
  Option Plan . . .       --         37,000      --         690       --           --          --          690
  Units converted .       --        118,860        1      2,163       --           --          --        2,164
  Employees' and
   Trustees' notes,
   net of repayments      --          --         --       --            423        --          --          423
Shares repurchased.       --       (170,400)      (1)    (3,736)      --           --          --       (3,737)
Reallocation of
 minority interest.       --          --         --       2,731       --           --          --        2,731
                      ---------  ----------     ----    -------     -------      -------     -------   -------
Balance at
  September 30,
  2001. . . . . . .   3,475,000  17,847,398     $213    430,069     (11,808)      (3,216)     (6,137)  409,121
                      =========  ==========     ====    =======     =======      =======     =======   =======













                          See accompanying notes to consolidated financial statements.

                   AMLI RESIDENTIAL PROPERTIES TRUST

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

             NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                              (UNAUDITED)
                        (Dollars in thousands)



                                                  2001        2000
                                                --------    --------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . .     $ 39,874      57,264
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization . . . .       16,397      14,970
      Cash distributions from partnerships
        in excess of share of income. . . .        3,290       2,497
      Loss (income) from Service Companies.        1,022        (883)
      Gains on sales of residential
        properties. . . . . . . . . . . . .      (13,693)    (30,467)
      Share of partnership gain on sale of
        a residential property. . . . . . .       (9,603)     (6,807)
      Minority interest . . . . . . . . . .        7,120      10,353
    Changes in assets and liabilities:
      Increase in deferred costs. . . . . .         (251)       (176)
      Decrease (increase) in other assets .           20      (3,053)
      (Decrease) increase in accrued real
        estate taxes. . . . . . . . . . . .         (357)        774
      Increase in accrued interest payable.          122          16
      Decrease in tenant security deposits
        and prepaid rents . . . . . . . . .         (330)       (268)
      Increase (decrease) in other
        liabilities . . . . . . . . . . . .          134        (336)
                                                --------     -------
          Net cash provided by
            operating activities. . . . . .       43,745      43,884
                                                --------     -------

Cash flows from investing activities:
  Net cash proceeds from sales of
    residential properties. . . . . . . . .       59,799      64,862
  Investments in partnerships, net of
    Operating Partnership units issued. . .       (3,693)    (34,779)
  Share of partnership net cash proceeds
    from sale of a residential property . .       10,467       5,904
  (Advances to) repayments from affiliates.       (6,621)      5,300
  Decrease (increase) in earnest money
    deposits. . . . . . . . . . . . . . . .          590      (3,233)
  Acquisition properties, net of Operating
    Partnership units issued. . . . . . . .      (76,866)    (43,879)
  Capital expenditures - rehab properties .       (1,110)     (5,641)
  Capital expenditures - other properties .       (4,584)     (3,700)
  Properties under development, net of
    co-investors' share of costs. . . . . .       (8,661)    (25,749)
  Increase in construction costs payable. .        1,634          65
                                                --------     -------
          Net cash used in
            investing activities. . . . . .      (29,045)    (40,850)
                                                --------     -------

                   AMLI RESIDENTIAL PROPERTIES TRUST

                                                  2001        2000
                                                --------    --------

Cash flows from financing activities:
  Debt proceeds, net of financing costs . .      256,893     331,000
  Debt repayments . . . . . . . . . . . . .     (235,406)   (301,585)
  Proceeds from issuance of Executive
    Share Purchase Plan shares and Option
    Plan shares, net of Employees' and
    Trustees' notes . . . . . . . . . . . .        1,394         871
  Repurchase of shares of beneficial
    interest - common shares. . . . . . . .       (3,737)      --
  Distributions to partners . . . . . . . .       (5,147)     (4,775)
  Dividends paid. . . . . . . . . . . . . .      (30,029)    (29,343)
                                                --------     -------
          Net cash used in
            financing activities. . . . . .      (16,032)     (3,832)
                                                --------     -------

Net change in cash and cash equivalents . .       (1,332)       (798)
Cash and cash equivalents at
  beginning of period . . . . . . . . . . .        5,106       2,318
                                                --------     -------
Cash and cash equivalents at
  end of period . . . . . . . . . . . . . .     $  3,774       1,520
                                                ========     =======

Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and other interest,
    net of amounts capitalized. . . . . . .     $ 19,481      18,227
                                                ========    ========






























     See accompanying notes to consolidated financial statements.

                   AMLI RESIDENTIAL PROPERTIES TRUST

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      SEPTEMBER 30, 2001 AND 2000

                              (Unaudited)
               (Dollars in thousands, except share data)


1.   ORGANIZATION AND BASIS OF PRESENTATION

     Organization

     AMLI Residential Properties Trust (the "Company") commenced operations upon the completion of its initial public offering on February 15, 1994. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position at September 30, 2001 and December 31, 2000 and the results of operations and cash flows for the periods presented, have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 Annual Report and in Form 10-K filed with the Securities and Exchange Commission. The results for the nine months ended September 30, 2001 are not necessarily indicative of expected results for the entire year.

     The consolidated financial statements include the accounts of the Company and AMLI Residential Properties, L. P. (the "Operating Partnership" which holds the operating assets of the Company). The Company is the sole general partner and owned an 85% majority interest in the Operating Partnership at September 30, 2001. The limited partners hold Operating Partnership units ("OP Units") which are convertible into shares of the Company on a one-for-one basis, subject to certain limitations. At September 30, 2001, there are 3,684,866 OP Units held by the limited partners.

     The Company owns 5% of the voting control and 95% of economic benefit of unconsolidated subsidiaries which provide property management, construction, and institutional advisory services for the Company and its co-investment partnerships. These Service Company subsidiaries elected taxable REIT subsidiary status for IRS reporting purposes as of January 1, 2001. This election has not affected the ownership structure of the Service Company subsidiaries and, accordingly, the Company's use of the equity method to account for these subsidiaries continues to be applied consistently with prior years.

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

                   AMLI RESIDENTIAL PROPERTIES TRUST

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Real Estate Assets

     At September 30, 2001, the Company was continuing the second phase of the rehab of AMLI at Valley Ranch. Starting in 1999 and through September 30, 2001, the Company has spent $2,090 on the rehab of this property and expects to spend an additional $1,042 in the period from October 2001 through December 2002 to complete the rehab. All costs (except costs to routinely paint the interiors of units at turnover) associated with a rehab are capitalized and depreciated over their policy lives.

     Rental Communities Under Development

     At September 30, 2001, the Company has eight communities under development including seven in joint ventures with co-investment partners as follows:

                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                                                                   TOTAL
                                                         NUMBER      NUMBER       TOTAL         ESTIMATED
                                                           OF          OF        EXPENDED       COSTS UPON
COMMUNITY                         LOCATION               ACRES       UNITS      THRU 9/30/01    COMPLETION
---------                         --------               ------      ------     ------------    ----------
Wholly-Owned:

Development Communities:
 AMLI:
  at Carmel Center                Carmel, IN                15         322         $  6,791        28,400
                                                           ---       -----         --------      --------


Co-Investments
(Company Ownership Percentage):

 Development Communities:
 AMLI:
  at Mill Creek (25%)             Gwinnett County, GA       33         400           25,544        27,100
  at Milton Park (25%)            Alpharetta, GA            21         461           10,526        35,000
  at Kedron Village (20%)         Peachtree City, GA        21         216           11,650        20,200
  at King's Harbor (25%)          Houston, TX               15         300           19,331        19,800
  at Cambridge Square (30%)       Overland Park, KS         21         408           22,661        32,200
  at Summit Ridge (25%)           Lee's Summit, MO          24         432           27,992        29,300
  at Seven Bridges (20%)          Woodridge, IL             13         520           11,106        82,200
                                                           ---       -----         --------      --------

        Total co-investment
          development
          communities                                      148       2,737          128,810       245,800
                                                           ---       -----         --------      --------
        Total wholly-owned
          and co-investments                               163       3,059         $135,601       274,200
                                                           ===       =====         ========      ========




                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Land Held for Development or Sale

     At September 30, 2001, the Company owns several parcels of land, which are currently being planned for development, being held for future development or being considered for sale.


                                                              NUMBER      NUMBER         TOTAL
                                                                OF          OF          EXPENDED
COMMUNITY                             LOCATION                ACRES       UNITS       THRU 9/30/01
---------                             --------                ------      ------      ------------
Wholly-Owned:

Land Held for Development or Sale:
 AMLI:
  at Champions II (1)                 Houston, TX                14         288           $  3,059
  at Mesa Ridge (1)                   Ft. Worth, TX              27         520              4,556
  at Fossil Lake (1)                  Ft. Worth, TX              19         324              3,371
  at Fossil Creek IV-A (1)            Ft. Worth, TX              15         240              2,396
  at Prairie Lakes I                  Noblesville, IN            17         228              1,136
  at Prairie Lakes II-IV              Noblesville, IN           103       1,100              6,145
  at Anderson Mill (1)                Austin, TX                 39         520              4,518
  at Downtown Austin                  Austin, TX                  2         220             10,746
  at Parmer Park                      Austin, TX                 28         480              4,576
  at Vista Ridge                      City of Lewisville, TX     15         340              3,569
  at Westwood Ridge                   Overland Park, KS          30         428              3,443
  at Lexington Farms II               Overland Park, KS           7         104                773
                                                                ---       -----           --------
    Total land held for
      development                                               316       4,792           $ 48,288
                                                                ===       =====           ========


     (1)     The Company has expensed interest carry of $813 on these land parcels for the nine months ended September 30, 2001.


                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Acquisition

     The table below summarizes the properties acquired by the Company during 2000-2001:

                                                 Year
                                      Number     Com-
                                       of       pleted      Date       Purchase                Total
Community           Location          Units      (1)       Acquired     Price        Debt      Equity
---------           --------         --------  --------    --------    --------     ------    --------
WHOLLY-OWNED:
AMLI:
 at StoneHollow
   (2). . . . . .   Austin, TX            606      1997      2/3/00     $36,806       --        36,806
 at Towne Creek
   (2)(3) . . . .   Gainesville, GA       150      1989      2/8/00       6,617       --         6,617
 at Western Ridge
   (2). . . . . .   Houston, TX           318      2000    12/28/00      20,000       --        20,000
 at Gateway Park
   (2). . . . . .   Denver, CO            328      2000     1/29/01      33,050       --        33,050
 at Stonebridge
   Ranch (2). . .   McKinney, TX          250      2001     6/11/01      17,110       --        17,110
 at the Medical
   Center (2) . .   Houston, TX           334      2000      8/7/01      27,150       --        27,150
 at Shadow Ridge
   (2). . . . . .   Flower Mound, TX      222      2000     8/31/01      18,000       --        18,000
                                       ------                          --------     ------     -------
    Total wholly-owned                  2,208                           158,733       --       158,733
                                       ------                          --------     ------     -------

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




                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                 Year
                                      Number     Com-
                                       of       pleted      Date       Purchase                Total
Community           Location          Units      (1)       Acquired     Price        Debt      Equity
---------           --------         --------  --------    --------    --------     ------    --------

 at Lowry Estates
  (50%) . . . . .   Denver, CO            414      2000    12/19/00      51,200     33,900      17,300
 Towne Square
  (45%) . . . . .   Houston, TX           380      1999    12/28/00      32,500     21,450      11,050
 at Osprey Lake
  (69%) (5) . . .   Gurnee, IL            483   1997/99      2/1/01      52,000     35,320      16,680
                                       ------                          --------    -------     -------
      Total co-investments              3,517                           307,199    185,053     122,146
                                       ------                          --------    -------     -------
      Total wholly-owned and
        co-investments                  5,725                          $465,932    185,053     280,879
                                       ======                          ========    =======     =======

   (1)  These acquisitions, coupled with new development and the dispositions of selected older communities, have decreased the weighted average age of AMLI's wholly-owned and co-investment portfolio of apartment homes to approximately six years (approximately eight years for the wholly-owned portfolio and four years for the co-investment portfolio).

   (2)  These acquisitions completed deferred third party exchanges for Federal income tax purposes.  The Company issued 86,494 and 109,748 OP Units as part of the total payment for the acquisition of AMLI at Gateway
        Park and AMLI at the Medical Center, respectively.

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

<table>                               AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

    The table below summarizes the properties sold by the Company during 2000-2001
                                                                                                   Net
                                                                                                Operating
                                                                                                Income in
                                                                                                 Twelve
                                                                                                 Months
                                                         Costs                                 Immediately
                                       Year              Before                                  Prior to
                            Number   Acquired/   Date    Depre-     Sale      Net                Date of
Community     Location     of Units  Developed   Sold    ciation    Price   Proceeds  Gain (6)    Sale
---------     --------     --------  --------- --------  --------  -------- --------  -------- -----------
WHOLLY-OWNED:
AMLI at:

 Sope Creek
 (1)          Marietta, GA      695   82/83/95   2/3/00    27,604    42,500   42,105    22,316       4,014

 Peachtree
 City I (2)   Fayette County,
              GA                312     1998    6/29/00    16,062    22,904   22,757     8,151       2,084

 the Arbore-
 tum and      Austin, TX        591     1986    12/6/00    28,074    35,650   35,062    12,914       3,029
 Martha's
 Vineyard (3)                           1992   12/21/00

 AutumnChase
 (4)          Carrollton, TX    690   87/96/99   6/5/01    29,850    40,550   39,144     9,249       3,608

 Alvamar      Lawrence, KS      152     1994    7/27/01     8,263     8,900    8,794     2,036         740

 Rosemeade (5)Dallas, TX        236     1990    8/24/01    11,653    12,430   11,861     2,408       1,045
                              -----                       -------   -------  -------   -------     -------
    Total wholly-owned        2,676                       121,506   162,934  159,723    57,074      14,520
                              -----                       -------   -------  -------   -------     -------






                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                                                                                   Net
                                                                                                Operating
                                                                                                Income in
                                                                                                 Twelve
                                                                                                 Months
                                                         Costs                                 Immediately
                                       Year              Before                                  Prior to
                            Number   Acquired/   Date    Depre-     Sale      Net                Date of
Community     Location     of Units  Developed   Sold    ciation    Price   Proceeds  Gain (6)    Sale
---------     --------     --------  --------- --------  --------  -------- --------  -------- -----------
CO-INVESTMENTS
(Company owner-
ship percentage):
AMLI at:

 Pleasant Hill
  (40%)       Atlanta, GA       502     1996    9/28/00    26,445    39,104   37,983    13,829       3,382
 Willowbrook
  (40%)       Willowbrook, IL   488     1996    7/31/01    39,402    58,500   57,611    24,008       4,209
                              -----                      --------   -------  -------   -------     -------
      Total co-investments      990                        65,847    97,604   95,594    37,837       7,591
                              -----                      --------   -------  -------   -------     -------
      Total wholly-owned
        and co-investments    3,666                      $187,353   260,538  255,317    94,911      22,111
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

    (4)   The net proceeds from the sale of Phase I of this community were used to acquire AMLI at Stonebridge
          Ranch in a deferred third party exchange for Federal income tax purposes.  The remaining proceeds were used for the acquisition of AMLI at the Medical Center to complete the deferred third party exchange for Federal income tax purposes.

    (5)   The net proceeds from this sale were used to fund the acquisition of AMLI at Shadow Ridge in completion of a deferred third party exchange for Federal income tax purposes.

    (6)   Gains on sales of co-investment properties are shown net of disposition fees paid to the Company by the co-investment partnerships.


                   AMLI RESIDENTIAL PROPERTIES TRUST

     DERIVATIVE/FINANCIAL INSTRUMENTS

     In the normal course of business, the Company uses a variety of derivative financial instruments to manage or hedge interest rate risks. The Company requires that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designated to hedge.

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

     As of January 1, 2001, the adoption of the new standard resulted in derivative instruments reported on the balance sheet as liabilities of $1,277 and as "Accumulated Other Comprehensive Income (Loss)" of $1,249, which are gains and losses not affecting retained earnings in the Consolidated Statement of Stockholders' Equity. As of September 30, 2001, the liabilities increased by $2,828 to $4,105 and Accumulated Other Comprehensive Loss increased by $1,967 to $3,216.

     The Company anticipates that approximately $1,900 of the $3,216 Other Comprehensive Loss will be charged against earnings over the twelve months ending September 30, 2002.

                   AMLI RESIDENTIAL PROPERTIES TRUST

     As a result of a reduced level of borrowings under the Company's unsecured line of credit following a $140,000 fixed rate financing and a sale of a co-investment property, $20,000 of the total $75,000 in interest rate swap contracts held by the Company no longer hedge any exposure to floating rate debt. A $785 charge against earnings was recorded in the three and nine months ended September 30, 2001 for the value of this $20,000 notional amount of derivative contracts.

     "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25, became effective July 1, 2000 and had no material impact on the Company's financial statements. The Service Companies recorded a pre-tax charge against earnings of $195 for the nine months ended September 30, 2001 as a result of implementing this statement.

     Statement of Financial Accounting Standards No. 142 "Accounting for Goodwill and Other Intangible Assets," issued in 2001, requires, among other things, that effective January 1, 2002 goodwill resulting from a business combination accounted for as a purchase no longer be amortized, but be subjected to ongoing impairment review. The only goodwill included in the accounts of the Company and its unconsolidated subsidiaries is $3,300 recorded on the books of an unconsolidated subsidiary. This amount is being amortized using the straight-line method over the five year period ended December 31, 2002. When the new accounting literature is implemented by the Company on the effective date, the remaining unamortized goodwill of $668 will not be charged to expense in 2002, so that the Company's share of income in 2002, net of tax effect will be approximately $400 greater than would have otherwise been recorded had this change not been required.

     On July 19, 2001, the SEC issued interpretative guidance relating to the "Classification and Measurement of Redeemable Securities". This ruling requires, among other things, that preferred shares subject to redemption upon change in control (as is the case with both the Company's Series B Preferred Shares issued on February 20, 1998 and its Series D Preferred Shares issued on October 31, 2001) be classified outside of permanent equity. In accordance with the required implementation of this new requirement, the Company will restate its balance sheets from prior periods to reflect its Series B Preferred Shares outside of its permanent capital, starting with its annual report on Form 10-K reporting its financial position as of December 31, 2001 and 2000. This restatement of the Company's balance sheets will have no effect on its income reported during those periods.

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

                   AMLI RESIDENTIAL PROPERTIES TRUST

     The Company does not enter into derivative contracts for trading or speculative purposes. Further, the Company has a policy of only entering into contracts with major financial institutions based upon their credit rating and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, the Company has not sustained a material loss from those instruments nor does it anticipate any material adverse effect on its net income or financial position in the future from the use of derivatives.

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

     The Company also employs forwards or purchase options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transaction occurs, expires or is otherwise terminated.

     As of September 30, 2001, there were deferred losses from hedging positions of $3,216, which are reported in Accumulated Other Comprehensive Loss, a shareholders' equity account. As of January 1, 2001, $1,249 was incurred and an additional $1,967 was recorded during the nine months ended September 30, 2001.

     The following table summarizes the notional value, carrying value and fair value of the Company's derivative financial instruments, principally interest rate swap contracts. The notional value at September 30, 2001, provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.


                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




                                                                 Approximate
                                                    Cumulative   Liability at
Notional      Fixed       Term of       Contract       Cash     September 30,
Amount        Rate(1)     Contract      Maturity    Paid, Net      2001 (2)
--------     -------      --------      ---------   ----------  -------------

$10,000(3)    6.216%       5 years       11/01/02      $  246          403
 10,000(3)    6.029%       5 years       11/01/02         176          382
 20,000       6.145%       5 years       02/15/03         440          923
 10,000       6.070%       5 years       02/18/03         193          459
 15,000       6.405%       5 years       09/20/04         216        1,149
 10,000       6.438%       5 years       10/04/04         131          789
-------                                                ------        -----
$75,000                                                $1,402        4,105
=======                                                ======        =====



(1)  The fixed rate for the swaps includes the swap spread (the risk component added to the Treasury yield to determine a fixed rate) and excludes lender's spread.

(2)  Represents the approximate amount which the Company would have paid as of September 30, 2001 if these contracts were terminated.  This amount was recorded as a liability in the accompanying balance sheet as of September 30, 2001.

(3)  These contracts were marked-to-market in the quarter ended September 30, 2001 and the Company recorded interest expense of $785 included in the accompanying Statements of Operations for the three and nine months ended September 30, 2001.


                   AMLI RESIDENTIAL PROPERTIES TRUST

     On September 30, 2001, the derivative instruments were reported at their fair value as Other Liabilities of $4,105 which increased by $2,828 from $1,277 as of January 1, 2001. The offsetting adjustments were reported as losses in Accumulated Other Comprehensive Loss of $3,216 ($1,249 at January 1, 2001 and increased by $1,967 at September 30, 2001) and an adjustment to earnings of $104 due to a small ineffectiveness on the swaps ($28 as of January 1, 2001 and $76 for the nine months ended September 30, 2001). Furthermore, two $10,000 notional amount swap contracts were marked-to-market resulting in an additional $785 interest expense recorded in the third quarter ended September 30, 2001.

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


     TRANSACTIONS WITH CO-INVESTMENT PARTNERSHIPS

     The Company's co-investment partnerships are generally formed by the Company contributing its interest in property and receiving credit or reimbursement based on its cost, in which case no gain or loss is recognized upon partnership formation. During 2000, the Company contributed its interest in a property including improvements in place to a joint venture, AMLI at Peachtree City LLC, and received cash for the sale of its 80% interest in this property. The Company had no continuing involvement with this property except to the extent of its remaining 20% interest. The Company recognized $8,151 as gain on sale in 2000 in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" and Statement of Position No. 78-9, "Accounting for Investments in Real Estate Ventures".


                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     PER SHARE DATA

     A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is as follows:
                                                 Three Months Ended              Nine Months Ended
                                                     September 30,                  September 30,
                                              -------------------------      -------------------------
                                                2001            2000           2001            2000
                                             ----------     -----------     ----------      ----------

Net income. . . . . . . . . . . . . . . .    $   19,244          15,242         39,874          57,264
  Less income attributable to
    preferred shares. . . . . . . . . . .        (1,633)         (1,766)        (4,899)         (5,424)
                                             ----------      ----------     ----------      ----------
Net income attributable to common shares
  - Basic . . . . . . . . . . . . . . . .    $   17,611          13,476         34,975          51,840
                                             ==========      ==========     ==========      ==========

Net income - Diluted. . . . . . . . . . .    $   19,244          15,242         39,874          57,264
                                             ==========      ==========     ==========      ==========

Weighted average common shares - Basic. .    17,843,476      17,538,488     17,799,804      17,240,591
                                             ==========      ==========     ==========      ==========


Dilutive Options and Other Plan shares. .       206,362         247,308        159,719         147,444
Convertible preferred shares. . . . . . .     3,475,000       3,757,609      3,475,000       3,902,007
                                             ----------      ----------     ----------      ----------

Weighted average common shares - Dilutive    21,524,838      21,543,405     21,343,523      21,290,042
                                             ==========      ==========     ==========      ==========

Net income per share:
    Basic . . . . . . . . . . . . . . . .    $     0.99            0.77           1.97            3.02
    Diluted . . . . . . . . . . . . . . .    $     0.89            0.71           1.86            2.70
                                             ==========      ==========     ==========      ==========



                   AMLI RESIDENTIAL PROPERTIES TRUST

3.   INVESTMENTS IN PARTNERSHIPS AND SERVICE COMPANIES

     INVESTMENTS IN PARTNERSHIPS

     At September 30, 2001, the Operating Partnership is a general partner in various co-investment partnerships. The Operating Partnership and the Service Companies receive various fees for services provided to these co-investment partnerships, including development fees, construction fees, acquisition fees, property management fees, asset management fees, financing fees, administrative fees and disposition fees. The Operating Partnership is entitled to shares of cash flow or liquidation proceeds in excess of its stated ownership percentages, in most cases based on returns to its partners in excess of specified rates. The Operating Partnership has received cash flow and has recorded operating income in excess of its ownership percentages of $1,666 for the nine months ended September 30, 2001. Investments in partnerships at September 30, 2001 and the Company's 2001 share of income or loss for the nine months then ended from each are summarized as follows:

                                      AMLI RESIDENTIAL PROPERTIES TRUST
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                Equity                     Total     Company's   Company's
                  Company's               ------------------  Company's     Net       Share of   Share of
                  Percentage   Total               Company's  Investment   Income   Net Income   Deprecia-
Community         Ownership    Assets      Total   Share (1)     (1)       (Loss)     (Loss)       tion
---------         ---------- ----------    -----   ---------  ----------   -----    ----------  ----------

AMLI:
 at Greenwood
  Forest             15%     $   15,577    3,874        581         564       (163)        (24)        48
 at Champions
  Park               15%         11,388    2,581        387         387        (63)         (9)        40
 at Champions
  Centre             15%          8,540    1,815        272         272       (144)        (20)        29
 at Windbrooke       15%         15,851    4,278        642         642        495          74         50
 at Willeo Creek     30%         13,458    3,939      1,182       1,182        396         119        107
 at Barrett Lakes    35%         23,987    7,322      2,563       2,665        613         214        239
 at Chevy Chase      33%         40,805   12,399      4,091       4,091      1,489         556        322
 at River Park       40%         13,110    4,147      1,659       1,617        368         147        136
 at Fox Valley       25%         22,260   21,819      5,455       5,634        996         249        140
 at Fossil Creek     25%         19,772   19,111      4,778       4,866      1,083         271        142
 at Danada Farms     10%         44,060   18,928      1,893       1,884      1,517         152        105
 at Verandah         35%         21,677    4,554      1,584       1,735        (20)         53        310
 at Northwinds       35%         50,893   16,025      5,609       5,454      1,515         530        452
 at Regents Crest    25%         31,427   15,659      3,915       3,994        373         174        182
 at Oakhurst North   25%         40,614   39,857      9,964       9,965      1,416         354        265
 at Wells Branch     25%         32,170   31,115      7,779       7,242      1,068         267        239
 on the Parkway      25%         14,535    3,840        957         666        (96)        (24)       110
 on Timberglen       40%         10,055    3,312      1,325         (82)       (27)         (1)       153
 at Castle Creek     40%         19,883   19,519      7,808       7,963        966         461        198
 at Lake Clear-
  water              25%         15,814   15,510      3,877       3,929        701         175        100
 Creekside           25%         15,525   15,332      3,832       3,956        650         207         99
 at Deerfield        25%         16,677    3,907        974         822       (241)        (60)       112
 at Wynnewood
  Farms              25%         18,075   17,796      4,449       4,489        724         180        110




                                      AMLI RESIDENTIAL PROPERTIES TRUST
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                Equity                     Total     Company's   Company's
                  Company's               ------------------  Company's     Net       Share of   Share of
                  Percentage   Total               Company's  Investment   Income   Net Income   Deprecia-
Community         Ownership    Assets      Total   Share (1)     (1)       (Loss)     (Loss)       tion
---------         ---------- ----------    -----   ---------  ----------   -----    ----------  ----------
 at Monterey Oaks    25%         29,492   27,901      6,975       7,058      1,601         400        156
 at St. Charles      25%         41,594   41,134     10,284      10,298      1,858         465        255
 at Park Bridge      25%         24,139   23,500      5,875       5,930      1,358         340        130
 at Mill Creek       25%         25,418   24,856      6,214       6,449         57          14         85
 at Lost Mountain    75%         11,568      891        659         778        (40)        (28)       212
 on Spring Mill      20%
                  (Residual)     28,704   27,887      --          1,246        742       --         --
 at Prestonwood
    Hills            45%         17,690    5,844      2,659       2,653        146          99        170
 at Windward Park    45%         27,211    8,954      4,076       4,068        157         121        256
 at Summit Ridge     25%         28,187    7,746      1,937       1,663       (634)       (159)       163
 at Oak Bend         40%         24,914    5,633      2,253       2,253         58         151        209
 Midtown             45%         33,774   11,291      5,147       5,129        581         338        305
 on Frankford        45%         39,855   13,354      6,086       6,069        483         307        366
 at Peachtree
    City I           20%         28,899   28,592      5,718       3,705      1,288         258        113
 at Kedron Village    20%        11,877      982        196         182        (18)         (4)     --
 at Scofield Ridge   45%         37,941   12,575      5,721       5,702        (36)         47        337
 at Breckinridge
    Point            45%         34,193   11,509      5,241       5,224        289         197        302
 at Cambridge
    Square           30%         22,914   17,680      5,257       5,451       (107)        (32)        13
 Towne Square        45%         33,482   11,276      5,132       5,077         89          99        298
 at Lowry Estates    50%         51,846   17,311      8,656       8,504       (274)        (59)       507
 at King's Harbor    25%         19,259   17,697      4,424       4,696       (347)        (87)        28
 at Milton Park      25%         10,528    8,881      2,220       1,964      --          --         --
 at Osprey Lake      69%         54,894   18,785     12,927      12,738       (278)       (146)       606
 at Seven Bridges    20%         11,879   10,121      2,024       2,416      --          --         --
                             ----------  -------    -------     -------    -------      ------     ------
                              1,166,411  641,039    185,257     183,190     20,589       6,366      8,199
   Other, excluding
    gain on sale                    974      866        421         416        798         358        235
                             ----------  -------    -------     -------    -------      ------     ------
    Total                    $1,167,385  641,905    185,678     183,606     21,387       6,724      8,434
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

     All but one debt financing have been obtained at fixed rates from various insurance companies on behalf of these co-investment partnerships. The Company's share of co-investment debt at September 30, 2001 are summarized as follows:

                               Outstand-
                     Total      ing at   Company's Interest
Community          Commitment   9/30/01    Share     Rate    Maturity
---------          ----------  --------- --------- --------  ---------
AMLI:
 at Champions Centre $ 6,700       6,389      958     8.93%  Jan. 2002
 at Champions Park     9,500       8,437    1,266     7.49%  Jan. 2002
 at Windbrooke        11,500      11,092    1,664     9.24%  Feb. 2002
 at Greenwood Forest  11,625      11,227    1,684     8.95%  May  2002
 at Kedron Village    19,170       9,952    1,990  L+1.875%  June 2002
 at Chevy Chase       29,767      27,389    9,038     6.67%  Apr. 2003
 at Willeo Creek      10,000       9,229    2,769     6.77%  May  2003
 at Regents Crest     16,500      15,243    3,811     7.50%  Dec. 2003
 at Verandah          16,940      16,333    5,717     7.55%  Apr. 2004
 on Timberglen         6,770       6,440    2,576     7.70%  June 2004
 at Prestonwood Hills 11,649      11,411    5,168     7.17%  Aug. 2006
 at Windward Park     18,183      17,819    8,077     7.27%  Aug. 2006
 at Oak Bend          18,834      18,540    7,416     7.81%  Dec. 2006
 Midtown              21,945      21,599    9,794     7.52%  Dec. 2006
 at Deerfield         12,600      12,403    3,101     7.56%  Jan. 2007
 at Danada Farms      24,500      23,883    2,388     7.33%  Mar. 2007
 on Frankford         25,710      25,474   11,553     8.25%  June 2007
 at Breckinridge Point22,110      21,907    9,933     7.57%  July 2007
 at Scofield Ridge    24,618      24,398   11,064     7.70%  Aug. 2007
 Towne Square         21,450      21,298    9,670     7.60%  Jan. 2008
 at Lowry Estates     33,900      33,699   16,850     7.12%  Jan. 2008
 at Summit Ridge      20,000      19,911    4,978     7.27%  Feb. 2008
 at River Park         9,100       8,666    3,466     7.75%  June 2008
 on the Parkway       10,800      10,314    2,579     6.75%  Jan. 2009
 at Barrett Lakes     16,680      16,082    5,629     8.50%  Dec. 2009
 at Northwinds        33,800      33,556   11,745     8.25%  Oct. 2010
 at Osprey Lake       35,320      35,144   24,162     7.02%  Mar. 2011
 at Lost Mountain     10,252      10,222    7,667     6.84%  Nov. 2040
                    --------    --------  -------
                    $509,923     488,057  186,713
                    ========    ========  =======

     In general, these loans provide for monthly payments of principal and interest based on a 25 or 27 year amortization schedule and a balloon payment at maturity. Some loans provide for payments of interest only for an initial period, with principal amortization commencing generally within two years.

     INVESTMENTS IN SERVICE COMPANIES

     Combined financial information of the Service Companies at and for the nine months ended September 30, 2001 and 2000 are summarized as follows:

                   AMLI RESIDENTIAL PROPERTIES TRUST

                                        2001            2000
                                      -------         -------
        Income (1)                    $14,002          15,303
        General and adminis-
          trative expenses            (11,831)         (8,916)
                                      -------         -------
            EBITDA                      2,171           6,387

        Interest                       (1,770)         (3,206)
        Depreciation                   (1,978)         (1,438)
        Income taxes                      599            (672)
                                      -------         -------
          Net income (loss) (2)(3)    $  (978)          1,071
                                      =======         =======
        Total assets                  $31,412          49,709
                                      =======         =======
        Total liabilities             $32,812          50,434
                                      =======         =======
        Total deficit                 $(1,400)           (725)
                                      =======         =======

        (1)   Net of construction and landscaping costs.
        (2) Net of tax effect; includes $311 in amortization of goodwill in both years.
        (3) Includes $120 and $2,708 after-tax gain from sales of land parcels in 2001 and 2000, respectively.

     For 2000, substantially all interest expense of the Service Companies resulted from notes payable to the Company at interest rates ranging from 9.5% to 13.0%. For 2001, two notes payable were refinanced with direct borrowings from banks under the Company's line of credit, with interest at LIBOR + 1.05%. Amounts borrowed from the banks by the Service Companies in 2001 are guaranteed by the Company for which it received a guaranty fee from the Service Companies totaling $168 for the nine months ended September 30, 2001. Interest and share of income (loss) from Service Companies as included in the accompanying Consolidated Statements of Operations is reconciled below:

                                                  September 30,
                                                -----------------
                                                  2001      2000
                                                 ------    ------
   Intercompany interest expensed . . . . . .    $  677     3,206
   Intercompany interest capitalized. . . . .        64       308
   Net income (loss). . . . . . . . . . . . .      (978)    1,071
   Intercompany eliminations and
     minority interests, net. . . . . . . . .       (44)     (188)
                                                 ------    ------
                                                 $ (281)    4,397
                                                 ======    ======

4.   RELATED PARTY TRANSACTIONS

     During the nine months ended September 30, 2001 and 2000, the Company accrued or paid to its affiliates fees and other costs and expenses as follows:
                                             2001             2000
                                            ------           -----
       Management fees                      $2,294           2,120
       General contractor fees                 150             176
       Interest expense                         44             411
       Landscaping and grounds maintenance     439           1,568
                                            ======           =====

                   AMLI RESIDENTIAL PROPERTIES TRUST

     In addition, at September 30, 2001 and December 31, 2000, the Company owed Amli Residential Construction, Inc. $3,135 and $1,501, respectively, for construction costs of communities under development or rehab.

     During the nine months ended September 30, 2001 and 2000, the Company earned or received from its affiliates fees and other income as follows:

                                             2001             2000
                                            ------           -----

       Development fees                     $1,297           1,353
       Acquisition, disposition and
         financing fees                        546           1,120
       Asset management fees                   416             441
       Promoted interest                     1,796           1,181
       Interest on advances to other
         affiliates                            216             214
       Interest on notes and advances
         to Service Companies                  741           3,514
                                            ======           =====

     In addition, during the nine months ended September 30, 2001 and 2000, total revenues of $2,452 and $1,954, respectively, were generated from leases to AMLI Corporate Homes ("ACH"), a division of one of the Service Companies.


                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


5.   DEBT

     The table below summarizes certain information relating to the indebtedness of the Company.

                                                              Balance                              Balance
                                                Original        at          Interest    Maturity      at
Encumbered Communities                           Amount       9/30/01         Rate        Date     12/31/00
----------------------                          --------      --------      --------    --------   --------

BOND FINANCING:
                                                                          Tax-Exempt
Unsecured (1)                                   $ 40,750        40,750    Rate+1.23%     10/1/24    40,750
                                                                          Tax-Exempt
AMLI at Poplar Creek                               9,500         9,500    Rate+1.25%      2/1/24     9,500
                                                --------       -------                             -------
    Total Bonds                                   50,250        50,250                              50,250
                                                --------       -------                             -------

MORTGAGE NOTES PAYABLE TO FINANCIAL INSTITUTIONS:
AMLI at Conner Farms                              13,275        12,032         7.00%     6/15/03    12,238
AMLI at Riverbend                                 31,000        28,262         7.30%      7/1/03    28,726
AMLI in Great Hills                               11,000        10,034         7.34%      7/1/03    10,198
AMLI at Valley Ranch                              11,500         9,760        7.625%     7/10/03     9,969
AMLI at Nantucket                                  7,735         7,358         7.70%      6/1/04     7,454
AMLI at Bishop's Gate                             15,380        14,304           (2)      8/1/05    14,523
AMLI at Regents Center                            20,100        19,095           (3)      9/1/05    19,260
AMLI on the Green/AMLI of North Dallas (4)        43,234        39,823        7.789%      5/1/06    40,402
AMLI at Clairmont                                 12,880        12,615         6.95%     1/15/08    12,738
AMLI - various (5) (6)                           140,000       139,753         6.56%     8/17/01     --
AMLI at Park Creek                                10,322        10,189        7.875%     12/1/38    10,223
                                                --------       -------                            --------
  Total Mortgage Notes Payable                   316,426       303,225(7)                          165,731
                                                --------       -------                            --------





                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                               Balance                             Balance
                                                Original        at          Interest    Maturity      at
Encumbered Properties                            Amount        9/30/01        Rate        Date     12/31/00
---------------------                           --------      --------      --------    --------   --------

OTHER NOTES PAYABLE:

Unsecured line of credit (6)(8)                  200,000        55,000       L+1.05%    11/15/03   165,000
Note payable to Service Company                    5,000         --           10.00%      1/1/03     5,000
                                                --------       -------    ---------      -------   -------
  Total Other Notes Payable                      205,000        55,000                             170,000
                                                --------       -------                             -------
  Total                                         $571,676       408,475                             385,981
                                                ========       =======                             =======


(1)  The terms of these tax-exempt bonds require that a portion of the apartment units be leased to individuals who qualify based on income levels specified by the U.S. Government.  The bonds bear interest at a variable rate that is adjusted weekly based upon the remarketing rate for these bonds (2.10% for AMLI at Spring Creek and 2.11% for AMLI at Poplar Creek at October 25, 2001).  The credit enhancement for the AMLI at Spring
     Creek bonds was provided by a $41,297 letter of credit from Wachovia Bank which expires on October 11, 2002 and the credit enhancement for the AMLI at Poplar Creek bonds was provided by a $9,617 letter of credit from
     LaSalle National Bank that expires December 18, 2002.

(2)  This original $14,000 mortgage note bears interest at 9.1%.  For financial reporting purposes, this mortgage note was valued at $15,380 to reflect a 7.25% market rate of interest when assumed in connection with the acquisition of AMLI at Bishop's Gate on October 17, 1997.  The unamortized premium at September 30, 2001 is
     $724.

(3)  $13,800 at 8.73% and $6,300 at 9.23%.

(4)  These two properties secure the FNMA loan that was sold at a discount of $673.  At September 30, 2001, the unamortized discount is $309.

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





                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(6)  The Company has used interest rate swaps on $55,000 of the outstanding amount to fix its base interest rate
     (before current lender's spread) at an average of 6.22%.  The Company paid the outstanding balance down in
     June 2001 by $140,000 from the proceeds of a new ten year mortgage loan secured by seven of its wholly-owned properties.  Additionally, AMLI has concurrently reduced the commitment amount under its current line of credit by $50,000 to $200,000.

(7)  All but $20,595 is non-recourse to the partners of the Operating Partnership.

(8)  The Company's unsecured line of credit has been provided by a group of eight banks led by Wachovia Bank,
     N.A. and Bank One, N.A.  In November 2000, the maturity date was extended to November 2003 with a one-year renewal option.  In addition, AMC and Amrescon were added as borrowers under this line of credit, and such borrowings by the Service Companies ($14,000 at September 30, 2001) are guaranteed by the Company and count against the Company's total availability under this line of credit.  This unsecured line of credit requires that the Company meet various covenants typical of such an arrangement, including minimum net worth, minimum debt service coverage and maximum debt to equity percentage.  The unsecured line of credit is used for acquisition and development activities and working capital needs.





























                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     As of September 30, 2001, the scheduled maturities of the Company's debt are as follows:

                                                    FIXED RATE
                                                     MORTGAGE                   NOTES
                                                   NOTES PAYABLE    UNSECURED  PAYABLE TO
                                           BOND    TO FINANCIAL       LINES     SERVICE
                                        FINANCINGS INSTITUTIONS     OF CREDIT  COMPANIES       TOTAL
                                        ---------- -------------    --------- -----------   ----------
2001. . . . . . . . . . . . . . . . .     $  --           1,163         --         --           1,163
2002. . . . . . . . . . . . . . . . .      50,250         4,862         --         --          55,112
2003. . . . . . . . . . . . . . . . .        --          61,814       55,000       --         116,814
2004. . . . . . . . . . . . . . . . .        --          10,745         --         --          10,745
2005. . . . . . . . . . . . . . . . .        --          34,812         --         --          34,812
Thereafter. . . . . . . . . . . . . .        --         189,829         --         --         189,829
                                          -------       -------      -------     ------       -------
                                          $50,250       303,225       55,000       --         408,475
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

     At September 30, 2001, the Company is contingently liable on $7,866 in bank letters of credit issued to secure commitments made in ordinary course of business by the Company and its co-investment partnerships.


7.   SUBSEQUENT EVENTS

     On October 30, 2001, the Company signed an agreement to privately place $20,000 of Series D cumulative convertible preferred shares to the Equitable Life Assurance Society of the United States. The issue includes 800,000 shares at a par value of $25 per share and is convertible into 720,721 common shares at $27.75 per share, a conversion ratio of 0.9009 to
1. Required quarterly dividend payments will be equal to the greater of $0.540625 per share (based on 800,000 shares), an initial current yield of 8.65%, or the quarterly dividend then payable by the Company on the common shares into which the preferred shares could be converted. The issue is redeemable by the Company after five years and is subject to mandatory redemption by the Company, at the sole discretion of the holder, in the event of a change in control. Total net proceeds will be approximately $19,300. The Company anticipates using the proceeds to fund future acquisitions and development opportunities. In the interim, the proceeds will be used to reduce the outstanding balance on the Company's bank line of credit.


8.   SEGMENT REPORTING

     The revenues, net operating income, FFO and assets for the Company's reportable segment are summarized as follows:

                                                 Nine Months Ended
                                                   September 30,
                                             ------------------------
                                                 2001         2000
                                              ----------   ----------

Multifamily segment revenues. . . . . . . . . $  211,081      174,861
                                              ==========   ==========

                   AMLI RESIDENTIAL PROPERTIES TRUST

                                                 Nine Months Ended
                                                   September 30,
                                             ------------------------
                                                 2001         2000
                                              ----------   ----------

Multifamily segment net operating income. . . $  127,494      106,628

Reconciling items to FFO:
  Reduce co-investment net operating
    income to Company's share (1) . . . . . .    (60,545)     (44,317)
  Interest income and share of
    income (loss) from Service Companies. . .         30        4,708
  Other interest income . . . . . . . . . . .      1,152          990
  Other revenues. . . . . . . . . . . . . . .      4,202        4,256
  General and administrative expenses . . . .     (3,890)      (2,700)
  Interest expense and loan cost amortization    (20,202)     (18,583)
                                              ----------   ----------
Consolidated FFO before minority interest . .     48,241       50,982
                                              ----------   ----------
Reconciling items to net income:
  Depreciation - wholly owned properties. . .    (15,798)     (14,630)
  Depreciation - share of co-investment
    properties. . . . . . . . . . . . . . . .     (8,434)      (5,698)
  Share of Service Company's goodwill
    amortization. . . . . . . . . . . . . . .       (311)        (311)
  Gains on sales of residential properties. .     23,296       37,274
                                              ----------   ----------
Income before minority interest and
  extraordinary items . . . . . . . . . . . .     46,994       67,617
Minority interest . . . . . . . . . . . . . .      7,120       10,353
                                              ----------   ----------
Net income. . . . . . . . . . . . . . . . . . $   39,874       57,264
                                              ==========   ==========


                                           September 30, December 31,
                                               2001          2000
                                           -------------  -----------

Segment assets (2). . . . . . . . . . . . . . $1,907,557    1,803,134
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS,
         EXCEPT SHARE DATA)


     The following discussion is based primarily on the consolidated financial statements of Amli Residential Properties Trust (the "Company") as of September 30, 2001 and December 31, 2000 and for the three and nine months ended September 30, 2001 and 2000.

     This information should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

     As of September 30, 2001, the Company owned an 85% general partnership interest in AMLI Residential Properties, L.P. (the "Operating Partnership"), which holds the operating assets of the Company. The limited partners hold Operating Partnership units ("OP Units") that are convertible into common shares of the Company on a one-for-one basis, subject to certain limitations. The Company has repurchased 170,400 common shares through September 30, 2001 and 50,000 additional common shares in October 2001 of the total 500,000 shares authorized to be repurchased. The Operating Partnership issued 569,988 OP units for the acquisition of wholly-owned and co-investment communities. At September 30, 2001, the Company owned 21,322,398 OP Units and the limited partners owned 3,684,866 OP Units. The Company has qualified, and anticipates continuing to qualify, as a real estate investment trust ("REIT") for Federal income tax purposes.

     On October 30, 2001, the Company signed an agreement to privately place $20,000 of Series D cumulative convertible preferred shares to the Equitable Life Assurance Society of the United States. The issue includes 800,000 shares at a par value of $25 per share and is convertible into 720,721 common shares at $27.75 per share, a conversion ratio of 0.9009 to
1. Required quarterly dividend payments will be equal to the greater of $0.540625 per share (based on 800,000 shares), an initial current yield of 8.65%, or the quarterly dividend then payable by the Company on the common shares into which the preferred shares could be converted. The issue is redeemable by the Company after five years and is subject to mandatory redemption by the Company, at the sole discretion of the holder, in the event of a change in control. Total net proceeds will be approximately $19,300. The Company anticipates using the proceeds to fund future acquisitions and development opportunities. In the interim, the proceeds will be used to reduce the outstanding balance on the Company's bank line of credit.

RESULTS OF OPERATIONS

     The increase in property revenues and property operating expenses resulted from moderate increases in same communities, acquisitions of new communities and stabilization of a newly-constructed community offset in part by sales of stabilized communities during the periods reported.

     During this period, the Company has sold seven stabilized communities containing a total of 2,676 apartment homes. During the same period, the Company has acquired a total of 2,208 units in seven stabilized communities. The Company also has completed development and begun rental operations of a 200 apartment homes additional phase to an existing community. Property operations from wholly-owned assets for the nine months ended September 30, 2001 and 2000 are summarized as follows:

                                                           Increase
                                     2001         2000    (Decrease)
                                   -------       ------   ---------
Total Wholly-Owned
Property Revenues
------------------
 Same communities . . . . . . .    $68,753       66,312       2,441
 New communities. . . . . . . .      1,494          768         726
 Acquisition communities. . . .     11,548        4,872       6,676
 Communities contributed
  to ventures/sold. . . . . . .      4,483       12,946      (8,463)
                                   -------      -------     -------
    Total . . . . . . . . . . .    $86,278       84,898       1,380
                                   =======      =======     =======

Total Wholly-Owned
Property Operating Expenses
---------------------------
 Same communities . . . . . . .    $27,113       25,390       1,723
 New communities. . . . . . . .        587          495          92
 Acquisition communities. . . .      4,820        1,867       2,953
 Communities contributed
  to ventures/sold. . . . . . .      1,967        5,049      (3,082)
                                   -------      -------     -------
    Total . . . . . . . . . . .    $34,487       32,801       1,686
                                   =======      =======     =======

Total Wholly-Owned
Property Net Operating Income
-----------------------------
 Same communities . . . . . . .    $41,640       40,922         718
 New communities. . . . . . . .        907          273         634
 Acquisition communities. . . .      6,728        3,005       3,723
 Communities contributed
  to ventures/sold. . . . . . .      2,516        7,897      (5,381)
                                   -------      -------     -------
    Total . . . . . . . . . . .    $51,791       52,097        (306)
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
                                                                =====

     In addition, the Company, through joint ventures with institutional investors, has completed or has under development and begun rental operations of fourteen communities. Eight communities with a total of 2,238 units were stabilized in 2000. Two communities with a total of 628 stabilized in 2001. The remaining four communities, containing a total of 1,540 apartments homes, are under development and/or in lease-up as of September 30, 2001 and are anticipated to be completed in 2001 and 2002.

     During 2001 and 2000, the Company sold two communities with a total of 990 apartment homes. These sales partially offset the overall revenue growth of the co-investment communities.

                                                        Increase
                                    2001       2000    (Decrease)
                                  --------   -------   ---------

Total Co-investment Property Revenues
-------------------------------------
 Same communities . . . . . . . . $ 61,383    60,435         948
 New communities. . . . . . . . .   18,895    10,118       8,777
 Development and/or lease-up
  communities . . . . . . . . . .    8,524     1,337       7,187
 Acquisition communities. . . . .   29,756     8,858      20,898
 Communities contributed
  to ventures/sold. . . . . . . .    6,245     9,215      (2,970)
                                  --------   -------     -------
    Total . . . . . . . . . . . . $124,803    89,963      34,840
                                  ========   =======     =======

Company's share of co-invest-
  ment total revenues . . . . . . $ 39,847    26,563      13,284
                                  ========   =======     =======

Total Co-investment
Property Operating Expenses
---------------------------
 Same communities . . . . . . . . $ 24,354    22,611       1,743
 New communities. . . . . . . . .    6,860     5,443       1,417
 Development and/or lease-up
  communities . . . . . . . . . .    3,875       976       2,899
 Acquisition communities. . . . .   11,927     3,399       8,528
 Communities contributed
  to ventures/sold. . . . . . . .    2,084     3,002        (918)
                                  --------   -------     -------
    Total . . . . . . . . . . . . $ 49,100    35,431      13,669
                                  ========   =======     =======

Company's share of co-invest-
  ment property operating
  expenses. . . . . . . . . . . . $ 14,500    10,169       4,331
                                  ========   =======     =======

Total Co-investment Property
Net Operating Income
----------------------------
 Same communities . . . . . . . . $ 37,029    37,824        (795)
 New communities. . . . . . . . .   12,035     4,675       7,360
 Development and/or lease-up
  communities . . . . . . . . . .    4,649       361       4,288
 Acquisition communities. . . . .   17,829     5,459      12,370
 Communities contributed to
  ventures/sold . . . . . . . . .    4,161     6,213      (2,052)
                                  --------   -------     -------
    Total . . . . . . . . . . . . $ 75,703    54,532      21,171
                                  ========   =======     =======
Company's share of co-invest-
 ment property NOI. . . . . . . . $ 26,725    17,357       9,368
                                  ========   =======     =======

     For the nine months ended September 30, 2001, total revenues were $98,075 and net income was $39,874 including gains of $23,296 from sales of residential properties. Total revenues for the year earlier period were $99,057 and net income was $57,264, which included gains of $37,274 from sales of residential properties. For the nine months ended September 30, 2001, basic earnings per common share decreased to $1.97 (included $1.09 per share from the sales of residential properties) from $3.02 (included $1.81 per share from the sales of residential properties) in the year earlier period. For the nine months ended September 30, 2001, diluted earnings per common share decreased to $1.86 (included $0.99 gains from the sales of residential properties) from $2.70 (included $1.50 share of gains from sales of residential properties) for the nine months ended September 30, 2000.

     On a "same community" basis, weighted average occupancy of the apartment homes owned wholly by the Company increased slightly to 92.1% for the nine months ended September 30, 2001 from 91.7% in the prior year. Weighted average collected rental rates increased by 3.3% to $790 from $765 per unit per month for the nine months ended September 30, 2001 and 2000, respectively. Including Co-Investment Communities, weighted average occupancy of the Company's apartment homes decreased to 92.3% for the nine months ended September 30, 2001 from 92.8% in the prior year, and weighted average collected rental rates increased by 3.3% to $833 from $806 per unit per month for the nine months ended September 30, 2001 and 2000, respectively.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001 TO NINE MONTHS ENDED SEPTEMBER 30, 2000.

     Income before minority interest decreased to $46,994 for the nine months ended September 30, 2001 from $67,617 for the nine months ended September 30, 2000. This decrease was primarily attributable to $23,296 gains on sales of residential properties in 2001 compared to $37,274 gains on sales of residential properties in 2000. In addition, a $1,686 increase in property operating expenses, a $1,360 increase in interest expense, a $1,168 increase in depreciation and a $982 decrease in total revenues contributed to the decrease in income. The decrease in total revenues was largely from the decrease in Company's share of income from Service Companies, which in 2000 included after-tax gains on sales of non-residential land parcels of $2,708, offset in part by an increase in share of income from partnerships in 2001. Net income for the nine months ended September 30, 2001 and 2000 was $39,874 and $57,264, respectively. Total property revenues increased by $1,380 or 1.6%. This increase in property revenues was primarily from the 2,208 apartment homes acquired during 2001 and 2000. This increase was offset by a decrease resulting from 2,676 apartment homes sold during 2001 and 2000. Other property revenues include increases in various fees charged to residents. On a same community basis total property revenues increased by $2,441 or 3.7% and net operating income increased by $718 or 1.8%.

     The Company operates, owns and manages apartments in eight metropolitan areas. During 2001, the supply/demand characteristics in the suburban Indianapolis, Atlanta and Chicago markets have enabled the Company to increase rents at a rate in excess of the rate of inflation. Supply and demand is generally in balance in Atlanta. A combination of a moderate over-supply of rental apartments in Austin, Dallas and Kansas City coupled with a general business slow-down has contributed to overall growth in collected rents at less than the rate of inflation.

     Interest and share of income (loss) from Service Companies decreased 106.4% to a loss of $281 from income of $4,397 primarily due to $2,708 after-tax gains from sales of land parcels and decreased interest income as a result of Service Companies' direct borrowings under the Company's line of credit, lower construction income as a result of slower construction and development, and a $186 after-tax write-off of investment in an information technology company.

     During the first nine months of 2001 the Service Companies commenced or continued a variety of information technology system initiatives, most notably the implementation of an Enterprise Resource Planning ("ERP") system using the Oracle database. As of June 2001, the Company has discontinued using its predecessor General Ledger and Accounts Payable systems and has "gone live" with the ERP. Information technology expenditures that are expected to be incurred and capitalized during 2001 of approximately $6,000 will be depreciated over five years. As a result of increased expenditures by AMLI Management Company ("AMC") for information technology such as the ERP and other systems applications, AMC has increased the management fee it charges the Company for managing its wholly-owned properties to 3% from 2.5% effective July 1, 2001.

     Income from partnerships increased to $6,724 from $4,516, or 48.9%. This increase was a result of the acquisition of eight stabilized communities through eight new co-investment partnerships. In addition, twelve new co-investment partnerships have invested in eleven development communities and a second phase to an existing stabilized community during 2001 and 2000. During 2001, two communities achieved stabilized operations and four were still under development and/or in lease-up. On a same community basis, total property revenues increased by $823 or 1.4% and net operating income decreased by $614, or 1.6%.

     Other income decreased to $4,202 from $4,256, or 1.3%. This decrease is primarily due to lower acquisition and development fees as the Company's acquisition and development activities have slowed down.

     Property operating expenses increased by $1,686, or 5.1%. This increase is principally due to increases in exterior painting in five communities, increases in personnel costs, advertising and promotion expenses, in utilities and real estate tax expense. On a same community basis, property operating expenses increased by $1,723 or 6.8%.

     Interest expense, net of the amounts capitalized, increased to $19,603 from $18,243 or 7.5%, primarily due to a $785 expense relating to two interest rate swap contracts with a total notional amount of $20,000 that were marked-to-market in the third quarter of 2001. In addition, $813 carrying costs on land parcels were no longer capitalized in 2001.

     General and administrative expenses increased to $3,890 for the nine months ended September 30, 2001 from $2,700 for the nine months ended September 30, 2000. The increase is primarily due to costs attributable to abandoned projects and an investment in Broadband high speed internet access business that were written off. Higher personnel costs due to increased number of employees and higher shareholder service expenses also contributed to the increase.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2001, the Company had $3,774 in cash and cash equivalents and $131,000 in availability under its $200,000 unsecured line of credit. The availability under the line of credit is based on total borrowings of $69,000, including $14,000 borrowed directly by unconsolidated Service Company affiliates. The borrowings of the Service Company affiliates are guaranteed by the Company. Borrowings under the line of credit bear interest at a rate of LIBOR plus 1.05%.

     The Company closed on the $140,000 ten-year 6.56% fixed-rate financing, which is secured by first mortgages on seven of the Company's previously unencumbered wholly-owned communities. The Company paid down its unsecured line of credit from the proceeds of this loan and concurrently reduced its line of credit to $200,000.

     At September 30, 2001, twelve of the Company's wholly-owned stabilized communities were unencumbered. There are no fixed rate loans on wholly-owned communities with maturity dates prior to July 2003.

     Net cash flows provided by operating activities for the nine months ended September 30, 2001 decreased to $43,745 from $43,884 for the nine months ended September 30, 2000. The increase in distributions from co-investment partnerships offset by decreases in other liabilities contributed to the decrease.

     Cash flows used in investing activities for the nine months ended September 30, 2001 decreased to $29,045 from $40,850 for the nine months ended September 30, 2000. The decrease consisted primarily of lower investments in partnerships and lower expenditures for development properties offset in part by higher expenditures for acquisitions.

     Net cash flows provided by financing activities for the nine months ended September 30, 2001 were $16,032, which reflect lower borrowings on the Company's line of credit offset by slightly higher dividend payments and $3,737 used to repurchase 170,400 of the Company's common shares of beneficial interests in 2001.

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

     FFO for the nine months ended September 30, 2001 and 2000 is summarized as follows:
                                          September 30,
                                   --------------------------
                                      2001             2000
                                   ----------       ---------
   Income before minority
     interest                      $   46,994          67,617
   Depreciation                        15,798          14,630
   Share of co-investment partner-
     ships' depreciation                8,434           5,698
   Share of Service Company's
     goodwill amortization                311             311
    Gain on sale of residential
      property                        (23,296)        (37,274)
                                   ----------      ----------
   FFO                             $   48,241          50,982
                                   ==========      ==========
   Weighted average shares and units
      including dilutive shares    25,043,390      24,691,685
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

     The Company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to Federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. In 1999, the Company distributed approximately 90% of its taxable income and has designated a portion of its dividends being paid during 2000 as a throw back dividend to 1999. In 2000, the Company distributed approximately 90% of its taxable income and will again designate a portion of its dividends paid during 2001 as a throw back dividend to 2000. The Company's current dividend payment level equals an annual rate of $1.92 per common share, increased on October 29, 2001 from an annual rate of $1.88 per common share. The Company anticipates that all dividends paid in 2001 will be fully taxable.

     The Company has recorded no deferred taxes on gains for financial reporting purposes that have been deferred for income tax reporting purposes because the Company intends to distribute to its shareholders any deferred tax gain upon ultimate realization for income tax reporting purposes.

     The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, repayment of loans for construction, development, and acquisition activities through the issuance of long-term secured and unsecured debt and additional equity securities of the Company or OP Units. Through September 30, 2001, the Company has issued preferred and common shares for an aggregate issuance price of $128,467 leaving a balance of $71,533 in shares that the Company may issue in the future under its shelf registration statement.

COMPANY INDEBTEDNESS

     The Company's debt as of September 30, 2001 includes $303,225 which is secured by first mortgages on eighteen of the wholly-owned communities and is summarized as follows:

                          SUMMARY DEBT TABLE
                          ------------------

Type of              Weighted Average         Outstanding   Percent
Indebtedness           Interest Rate            Balance     of Total
------------         ----------------         -----------   --------
Fixed Rate
Mortgages                  7.1%                 $303,225      74.2%

Tax-Exempt        Tax-Exempt Rate + 1.23%         50,250      12.3%
Bonds (1)         Tax-Exempt Rate + 1.25%

Lines of
Credit (2)             LIBOR + 1.05%              55,000      13.5%
                                                --------     ------
     Total                                      $408,475     100.0%
                                                ========     ======
--------------------

(1) The tax-exempt bonds bear interest at a variable tax-exempt rate that is adjusted weekly based on the re-marketing of these bonds (2.10% for AMLI at Spring Creek and 2.11% for AMLI at Poplar Creek at October 25, 2001). The AMLI at Spring Creek bonds mature on
     October 1, 2024 and the related credit enhancement expires on October 15, 2002. The AMLI at Poplar Creek bonds mature on
     February 1, 2024 and the related credit enhancement expires on December 18, 2002.

(2) Amounts borrowed under lines of credit are due in 2003. The interest rate on $55,000 has been fixed pursuant to interest rate swap contracts. Additional interest rate swap contracts on $20,000 have been marked to the value of the related liability for payment which will extend through November 2002.



DEVELOPMENT ACTIVITIES

     The company anticipates incurring the estimated $21,600 completion costs for Carmel City Center (note 2 to Financial Statements) over the next two years.

     At September 30, 2001, the Company has made capital contributions totaling $206,459 to its existing co-investment partnerships and anticipates funding substantially all of its remaining commitment (net of its share of co-investment debt) of $14,277 during 2002 to complete the 2,737 homes being developed by co-investment partnerships.

     The Company owns land for the development of an additional 4,792 apartment homes in Ft. Worth, Houston and Austin, Texas; Indianapolis, Indiana; Kansas City, Kansas, and Chicago, Illinois. The Company has earnest money deposits of $455 for four land parcels for development anticipated to be acquired in 2001 or 2002.

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

     At September 30, 2001, the Company was continuing the rehab of the second phase of AMLI at Valley Ranch. Starting in 1999 and through September 30, 2001, the Company has spent $2,090 on the rehab of this property and expects to spend an additional $1,042 in the period from October 2001 through December 2002 to complete the rehab.

INFLATION

     Inflation has been low. Virtually all apartment leases at the wholly-owned communities and co-investment communities are for six or twelve months' duration. This enables the Company to pass along inflationary increases in its operating expenses on a timely basis. Because the Company's property operating expenses (exclusive of depreciation and amortization) average approximately 40.0% of rental and other property revenue, increased inflation typically results in comparable increases in income before interest and general and administrative expenses, so long as rental market conditions allow increases in rental rates while maintaining stable occupancy.

     An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At September 30, 2001, the Company's exposure (including the Company's proportionate share of its co-investment partnerships' expense) to rising interest rates is mitigated by the existing debt level of approximately 40.9% of the Company's total market capitalization (50.8% including the Company's share of co-investment partnerships' debt), the high percentage of intermediate-term fixed-rate debt (74.2% of total debt), and the use of interest rate swaps to effectively fix the interest rate on $30,000 of floating-rate debt through February 2003, $15,000 through September 2004 and $10,000 through October 2004 (13.5% of total debt). As a result, for the foreseeable future, increases in interest expense resulting from increasing inflation are anticipated to be less than future increases in income before interest and general and administrative expenses.

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

     As of January 1, 2001, the adoption of the new standards resulted in derivative instruments reported on the balance sheet as liabilities of $1,277, and as "Accumulated Other Comprehensive Income (Loss)" of $1,249, which are gains and losses not affecting retained earnings in the Consolidated Statement of Shareholders' Equity. As of September 30, 2001, as a result of significant declines in interest rate during 2001, the liabilities had increased by $2,828 to $4,105 and Accumulated Other Comprehensive Loss had increased by $1,967 to $3,216. In September 2001, the Company has marked-to-market $20,000 notional amount of interest rate swaps and recognized interest expense of $785.

     "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB No. 25, became effective July 1, 2000. The Service Companies recorded a pre-tax charge against earnings of $195 for the nine months ended September 30, 2001 pursuant to the provisions of this statement.

     Statement of Financial Accounting Standards No. 142 "Accounting for Goodwill and Other Intangible Assets," issued in 2001, requires, among other things, that effective January 1, 2002 goodwill resulting from a business combination accounted for as a purchase no longer be amortized, but be subjected to ongoing impairment review. The only goodwill included in the accounts of the Company and its unconsolidated subsidiaries is $3,300 recorded on the books of an unconsolidated subsidiary. This amount is being amortized using the straight-line method over the five year period ended December 31, 2002. When the new accounting literature is implemented by the Company on the effective date, the remaining unamortized goodwill of $668 will not be charged to expense in 2002, so that the Company's share of income in 2002, net of tax effect, will be approximately $400 greater than would have otherwise been recorded had this change not been required.

     On July 19, 2001, the SEC issued interpretative guidance relating to the "Classification and Measurement of Redeemable Securities". This ruling requires, among other things, that preferred shares subject to redemption upon change in control (as is the case with both the Company's Series B Preferred Shares issued on February 20, 1998 and its Series D Preferred Shares issued on October 31, 2001) be classified outside of permanent equity. In accordance with the required implementation of this new requirement, the Company will restate its balance sheets from prior periods to reflect its Series B Preferred Shares outside of its permanent capital, starting with its annual report on Form 10-K reporting its financial position as of December 31, 2001 and 2000. This restatement of the Company's balance sheets will have no effect on its income reported during these periods.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As disclosed in Item 2, the Company has in 2001 been limited in its ability to raise rents and increase occupancies at many of its wholly-owned properties because of relative weak demand (in Austin in particular and, more recently, also in Atlanta).

     Since December 31, 2000, the Company has reduced its exposure to risks associated with interest rate charges and has significantly extended the average maturities of its fixed rate debt portfolio by refinancing $140,000 in borrowings under its floating rate line of credit with a new ten year secured 6.56% fixed interest rate refinancing. In response to a nationwide economic slowdown, the Company has slowed or curtailed its development of new apartment properties, and has acquired fewer additional properties than in prior years in anticipation of better acquisition pricing in 2002.

     The September 11, 2001 attack on the World Trade Center has had, among other things, the effect of increasing the cost of insurance. The Company preliminarily anticipates that its insurance costs for 2002 will increase by at least 50% even with increased deductibles.

     There have been no other significant changes in the Company's exposure to market risks.

                                                  OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Company's Wholly-Owned
Communities and Co-Investment Communities:

                                                             2001                      2000
Location/Community           Company's   Number   ----------------------------------------------------
------------------          Percentage     of        at    at     at     at    at     at    at     at
Wholly-owned Communities     Ownership    Units    12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
------------------------    ----------   -------   ----- -----  ----- ------ -----  ----------- ------

Dallas/Ft. Worth, TX
 AMLI:
   at AutumnChase . . . . . .              N/A             N/A    N/A    92%   91%    93%   91%    88%
   at Bent Tree . . . . . . .              500             93%    92%    92%   91%    91%   97%    95%
   at Bishop's Gate . . . . .              266             90%    93%    90%   89%    93%   92%    91%
   at Chase Oaks. . . . . . .              250             95%    93%    96%   94%    94%   93%    95%
   at Gleneagles. . . . . . .              590             92%    94%    95%   96%    95%   95%    92%
   on the Green . . . . . . .              424             93%    94%    91%   91%    92%   97%    95%
   at Nantucket . . . . . . .              312             94%    94%    92%   96%    95%   97%    94%
   of North Dallas. . . . . .            1,032             92%    93%    95%   96%    93%   90%    90%
   on Rosemeade . . . . . . .              N/A             N/A    93%    94%   90%    95%   95%    96%
   at Valley Ranch. . . . . .              460             90%    93%    95%   94%    97%   95%    97%
   at Stonebridge Ranch . . .              250             90%    82%    N/A   N/A    N/A   N/A    N/A
   at Shadow Ridge. . . . . .              222             85%    N/A    N/A   N/A    N/A   N/A    N/A
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         4,306             92%    93%    94%   93%    94%   93%    92%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----

Austin, TX
 AMLI:
   at the Arboretum . . . . .              N/A             N/A    N/A    N/A   N/A    98%   94%    95%
   in Great Hills . . . . . .              344             92%    90%    91%   91%    95%   97%    97%
   at Lantana Ridge . . . . .              354             94%    89%    90%   96%    97%   93%    94%
   at Martha's Vineyard . . .              N/A             N/A    N/A    N/A   N/A    94%   97%    98%
   at StoneHollow . . . . . .              606             94%    94%    89%   88%    97%   97%    98%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,304             93%    92%    90%   91%    96%   96%    97%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----

Houston, TX
AMLI:
 at Western Ridge . . . . . .              318             98%    95%    91%   90%    N/A   N/A    N/A
 at the Medical Center. . . .              334             94%    N/A    N/A   N/A    N/A   N/A    N/A
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                           652             96%    95%    91%   90%     0%    0%     0%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----





                                                             2001                      2000
                             Company's   Number   ----------------------------------------------------
                            Percentage     of        at    at     at     at    at     at    at     at
Location/Community           Ownership    Units    12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
------------------          ----------   -------   ----- -----  ----- ------ -----  ----------- ------
Atlanta, GA
 AMLI:
  at Clairmont. . . . . . . .              288             92%    95%    97%   88%    93%   96%    97%
  at Killian Creek. . . . . .              256             92%    93%    97%   97%    95%   96%    97%
  at Park Creek . . . . . . .              200             83%    91%    93%   93%    95%   91%    95%
  at Peachtree City . . . . .              N/A             N/A    N/A    N/A   N/A    N/A   N/A    94%
  on Spring Creek . . . . . .            1,180             90%    94%    92%   94%    90%   92%    90%
  at Vinings. . . . . . . . .              360             90%    93%    95%   94%    96%   95%    89%
  at West Paces . . . . . . .              337             94%    93%    93%   90%    90%   95%    92%
  at Towne Creek. . . . . . .              150             93%    90%    89%   91%    93%   93%    93%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         2,771             91%    93%    93%   93%    92%   93%    92%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----

Kansas City, KS
 AMLI:
   at Alvamar . . . . . . . .              N/A             N/A    93%    86%   93%    92%   92%    86%
   at Centennial Park . . . .              170             96%    88%    86%   91%    81%   89%    84%
   at Lexington Farms . . . .              404             92%    93%    91%   81%    87%   90%    91%
   at Regents Center. . . . .              424             94%    93%    89%   82%    87%   89%    92%
   at Town Center . . . . . .              156             96%    90%    87%   88%    87%   87%    83%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,154             94%    92%    89%   85%    87%   89%    89%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
Indianapolis, IN
 AMLI:
   at Conner Farms. . . . . .              300             92%    93%    89%   89%    93%   94%    94%
   at Eagle Creek . . . . . .              240             90%    93%    93%   93%    93%   93%    94%
   at Riverbend . . . . . . .              996             94%    90%    83%   84%    89%   84%    79%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,536             92%    91%    86%   87%    90%   87%    84%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
Chicago, IL
 AMLI:
   at Poplar Creek. . . . . .              196             95%    94%    96%   99%    96%   93%    99%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----

DENVER, CO
 AMLI:
   at Gateway Park. . . . . .              328             91%    93%    85%   N/A    N/A   N/A    N/A
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                        12,247           92.1%  92.4%  91.3% 91.2%  92.5% 92.5%  91.7%
                                        ======     ===== =====  =====  ===== =====  ===== =====  =====




                                                             2001                      2000
                             Company's   Number   ----------------------------------------------------
                            Percentage     of        at    at     at     at    at     at    at     at
Location/Community           Ownership    Units    12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
------------------          ----------   -------   ----- -----  ----- ------ -----  ----------- ------

Co-investment Communities:
--------------------------
Atlanta, GA
 AMLI:
   at Barrett Lakes . . . . .   35%        446             94%    92%    94%   97%    96%   95%    96%
   at Northwinds. . . . . . .   35%        800             92%    95%    93%   95%    94%   96%    96%
   at Pleasant Hill . . . . .   N/A        N/A             N/A    N/A    N/A   N/A    N/A   97%    97%
   at River Park. . . . . . .   40%        222             89%    91%    96%   93%    98%   98%    93%
   at Willeo Creek. . . . . .   30%        242             84%    91%    98%   94%    96%   92%    95%
   at Windward Park . . . . .   45%        328             90%    91%    88%   90%    93%   93%    93%
   at Peachtree City. . . . .   20%        312             92%    94%    89%   93%    96%   92%    N/A
                                                                                    lease lease
   at Lost Mountain . . . . .   75%        164             93%    95%    95%   95%    up    up     N/A
                                                                             lease  lease lease
   at Park Bridge . . . . . .   25%        352             93%    96%    95%   up     up    up     N/A
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         2,866             91%    94%    93%   94%    95%   95%    95%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----

Chicago, IL
 AMLI:
   at Chevy Chase . . . . . .   33%        592             91%    95%    95%   96%    97%   95%    97%
   at Danada Farms. . . . . .   10%        600             87%    94%    96%   97%    95%   95%    93%
   at Fox Valley. . . . . . .   25%        272             92%    93%    94%   90%    95%   97%    92%
   at Willowbrook . . . . . .   N/A        N/A             N/A    93%    93%   95%    95%   96%    90%
   at Windbrooke. . . . . . .   15%        236             95%    97%    96%   97%    98%   95%    98%
                                                                                                 lease
   at Oakhurst North. . . . .   25%        464             86%    90%    93%   92%    91%   94%    up
                                                                                    lease lease  lease
   at St. Charles . . . . . .   25%        400             84%    91%    89%   91%    up    up     up
   at Osprey Lake . . . . . .   69%        483             93%    92%    87%   N/A    N/A   N/A    N/A
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                         3,047             89%    93%    93%   94%    95%   95%    94%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
Indianapolis, IN
 AMLI:
   on Spring Mill . . . . . .  20%                                                               lease
                           residual        400             81%    78%    80%   79%    85%   91%    up
                                                                                          lease  lease
   at Lake Clearwater . . . .  25%         216             93%    94%    94%   96%    96%   up     up
                                                                             lease  lease lease  lease
   at Castle Creek. . . . . .  40%         276             88%    91%    95%   up     up    up      up
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                           892             86%    86%    88%   85%    89%   91%     0%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----




                                                             2001                      2000
                             Company's   Number   ----------------------------------------------------
                            Percentage     of        at    at     at     at    at     at    at     at
Location/Community           Ownership    Units    12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
------------------          ----------   -------   ----- -----  ----- ------ -----  ----------- ------

Kansas City, KS
 AMLI:
   at Regents Crest . . . . .   25%        476             89%    92%    90%   83%    86%   87%    86%
                                                                                    lease lease  lease
   Creekside. . . . . . . . .   25%        224             93%    88%    91%   93%    up    up     up
                                                                                    lease lease  lease
   at Wynnewood Farms . . . .   25%        232             93%    92%    91%   88%    up    up     up
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                           932             91%    91%    91%   87%    86%   87%    86%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Dallas, TX
 AMLI:
   at Deerfield . . . . . . .   25%        240             92%    95%    86%   90%    92%   82%    93%
   at Fossil Creek. . . . . .   25%        384             95%    95%    94%   90%    92%   97%    94%
   at Oak Bend. . . . . . . .   40%        426             96%    94%    93%   92%    94%   92%    90%
   on the Parkway . . . . . .   25%        240             94%    92%    91%   89%    92%   94%    95%
   at Prestonwood Hills . . .   45%        272             95%    97%    96%   94%    95%   92%    93%
   on Timberglen. . . . . . .   40%        260             94%    94%    94%   95%    96%   96%    94%
   at Verandah. . . . . . . .   35%        538             96%    94%    90%   90%    93%   95%    95%
   on Frankford . . . . . . .   45%        582             93%    93%    94%   95%    94%   90%    N/A
   at Breckinridge Point. . .   45%        440             89%    93%    93%   88%    91%   N/A    N/A
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                         3,382             94%    94%    93%   92%    93%   92%    93%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Austin, TX
 AMLI:
   at Wells Branch. . . . . .   25%        576             93%    87%    81%   86%    94%   93%    94%
   at Scofield Ridge. . . . .   45%        487             90%    87%    80%   89%    93%   N/A    N/A
                                                                                    lease lease  lease
   at Monterey Oaks . . . . .   25%        430             94%    88%    94%   93%    up    up     up
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,493             92%    87%    88%   89%    93%   93%    94%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----





                                                             2001                      2000
                             Company's   Number   ----------------------------------------------------
                            Percentage     of        at    at     at     at    at     at    at     at
Location/Community           Ownership    Units    12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
------------------          ----------   -------   ----- -----  ----- ------ -----  ----------- ------

Houston, TX
 AMLI:
   at Champions Centre. . . .   15%        192             93%    89%    95%   91%    94%   93%    94%
   at Champions Park. . . . .   15%        246             92%    94%    90%   88%    87%   93%    96%
   at Greenwood Forest. . . .   15%        316             93%    93%    87%   88%    92%   96%    94%
   Midtown. . . . . . . . . .   45%        419             97%    96%    96%   96%    97%   96%    94%
   Towne Square . . . . . . .   45%        380             96%    90%    95%   92%    N/A   N/A    N/A
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,553             94%    93%    93%   91%    93%   95%    94%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Denver, CO
 AMLI:
   at Lowry Estates . . . . .   50%        414             91%    88%    87%   89%    N/A   N/A    N/A
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Total co-investment
  communities . . . . . . . .           14,579           91.5%  92.0%  91.7% 88.9%  93.5% 93.8%  93.9%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Total . . . . . . . . . . . .           26,826           91.8%  92.2%  91.5% 90.0%  93.0% 93.1%  92.6%
                                       =======     ===== =====  =====  ===== =====  ===== =====  =====




PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed during the quarter ended September 30, 2001. The Exhibits filed as part of this report are listed below.

EXHIBIT NO.      DOCUMENT DESCRIPTION


  3.1            Amended and Restated By-Laws of AMLI Residential
                 Properties Trust.

  4.1 Form of Share Certificate for Series D Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest.

  4.2 Articles Supplementary Classifying and Designing a Series D Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest.

  10.1 Fifth Amendment to Amended and Restated Agreement of Limited Partnership of AMLI Residential Properties, L.P.

  10.2 Registration Rights Agreement between AMLI Residential Properties Trust and The Equitable Life Assurance Society of the United States.

  99. Financial and Operating Data furnished to Shareholders and Analysts

                              SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            AMLI RESIDENTIAL PROPERTIES TRUST



Date:  November 13, 2001    By:   /s/ CHARLES C. KRAFT
                                  -----------------------------------
                                  Charles C. Kraft
                                  Principal Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Date:  November 13, 2001    By:   /s/ GREGORY T. MUTZ
                                  -----------------------------------
                                  Gregory T. Mutz
                                  Chairman of the Board of Trustees




Date:  November 13, 2001    By:   /s/ ALLAN J. SWEET
                                  -----------------------------------
                                  Allan J. Sweet
                                  President and Trustee




Date:  November 13, 2001    By:   /s/ ROBERT J. CHAPMAN
                                  -----------------------------------
                                  Robert J. Chapman
                                  Principal Financial Officer




Date:  November 13, 2001    By:   /s/ CHARLES C. KRAFT
                                  -----------------------------------
                                  Charles C. Kraft
                                  Principal Accounting Officer