Form 10-K405
period 2001-12-31
AMLI RESIDENTIAL PROPERTIES TRUST
filed 2002-03-21
CIK 914724

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.   20549

                               FORM 10-K

           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the fiscal year ended
December 31, 2001                 Commission File Number 1-12784


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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $387,083,186 based on the closing price ($24.10) on the New York Stock Exchange on February 28, 2002.

The number of the Registrant's Common Shares of Beneficial Interest, $.01 par value, outstanding as of February 28, 2002 was 17,850,659.


                  Documents Incorporated By Reference

Portions of the Registrant's Proxy Statement for the annual shareholders' meeting to be held on April 29, 2002 are incorporated by reference into
Part III.

                           TABLE OF CONTENTS



                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Communities. . . . . . . . . . . . . . . . .  22

Item 3.      Legal Proceedings. . . . . . . . . . . . . .  34

Item 4.      Submission of Matters to a Vote
             of Security Holders. . . . . . . . . . . . .  34


PART II

Item 5.      Market for the Registrant's Common Equity
             and Related Shareholder Matters. . . . . . .  35

Item 6.      Selected Financial Data. . . . . . . . . . .  38

Item 7.      Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations. . . . . . . . . .  40

Item 7A.     Quantitative and Qualitative Disclosures
             About Market Risk. . . . . . . . . . . . . .  61

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  62

Item 9.      Changes in and Disagreements
             with Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . . 127


PART III

Item 10.     Trustees and Executive Officers
             of the Registrant. . . . . . . . . . . . . . 127

Item 11.     Executive Compensation . . . . . . . . . . . 127

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . . 127

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . . 127


PART IV

Item 14.     Exhibits, Financial Statement Schedule,
             and Reports on Form 8-K. . . . . . . . . . . 128


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . 133

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

     AMLI's business strategy is focused on increasing market share in its existing eight markets through acquisition and development of luxury communities. AMLI accesses capital from both the public and private markets, including private equity from co-investment relationships with institutional partners. As part of its growth strategy, AMLI is committed to branding its communities and services to its residents.

     As of December 31, 2001, AMLI owned directly or had interests in 78 multifamily apartment communities (the "Communities") comprised of 30,195 apartment homes. Seventy-one of these Communities, totaling 27,258 apartment homes, were stabilized as of December 31, 2001; seven Communities and an additional phase to an existing community were under development or in lease-up at that date. When completed, these development communities will total 2,937 apartment homes. As a result of acquisition and development of new communities and sales of older communities, the average age of the Company's properties has decreased to 6.3 years as of December 31, 2001. In addition, the Company owns land for the future development of additional communities or additional phases to existing communities, or for sale.

     AMLI is the sole general partner of, and owns a majority of the partnership interests in, Amli Residential Properties, L.P., a Delaware limited partnership (the "Operating Partnership"), through which it owns its interests in the Communities. As of December 31, 2001, the Company owned approximately 86% of the outstanding partnership interests ("OP Units") in the Operating Partnership. OP Units are convertible into the Company's common shares of beneficial interest on a one-for-one basis and are entitled to distributions equal to distributions received on common shares. The Company conducts all its business through the Operating Partnership and its subsidiaries and affiliates.

     The Company's headquarter offices are located at 125 S. Wacker Drive, Suite 3100, Chicago, Illinois 60606, and its telephone number is (312) 443-1477. In addition, AMLI maintains regional offices in Atlanta, Dallas, Indianapolis and Kansas City.

COMPETITIVE ADVANTAGES

     The Company seeks to increase cash flow by professionally managing the Communities and providing an outstanding living environment to its residents, selectively developing and acquiring high-quality multifamily communities and advising and co-investing with institutional partners. In pursuit of these strategies, the Company benefits from the following competitive advantages:

     ACQUISITION EXPERTISE. AMLI acquires institutional quality multifamily communities, with focus on newer properties, having high-quality construction, amenities, location and market position. AMLI acquires assets when it believes capitalization rates are attractive. AMLI currently operates in eight markets, but will consider acquisition opportunities in additional markets depending on the market, product type, perceived risks and portfolio objectives.

     DEVELOPMENT EXPERTISE. AMLI has extensive experience in the development of upscale multifamily communities. The Company applies a long-term ownership perspective to the development process, utilizing high-quality building materials, and designs communities which satisfy the current needs of residents and anticipate their future needs. The Company believes that over time these communities will realize total returns on invested capital that are commensurate with the increased risk over comparable acquisitions.

     INSTITUTIONAL CO-INVESTMENTS. AMLI acquires and develops multifamily communities in co-investment joint ventures with partners, primarily institutional investors such as insurance companies, endowments, foundations, and public and corporate pension funds. The Company believes that co-investment partnerships create an opportunity to leverage the Company's acquisition, development and management expertise and generate higher returns on its invested equity capital. Since its Initial Offering, and through December 31, 2001, AMLI has formed 49 such co-investment joint ventures with fourteen investors, twelve of which are institutional investors. The following table shows the Company's co-investment acquisition and development activities since the Initial Offering:

                         Co-Investment Summary
                        (dollars in thousands)

                                               Co-Inves-
         No. of   No. of                         tor's     Company's
         Trans-  Apartment    Total              Equity     Equity
 Year    actions   Homes     Cost (2)   Debt      (1)         (3)
 ----    ------- ---------   --------  ------- ---------   --------
 1994       4        1,528    71,200    44,700    18,900      7,600
 1995       4        1,240    79,700    49,800    22,300      7,600
 1996       5        1,958   146,800    63,400    58,200     25,200
 1997       4        2,306   154,300    91,500    47,700     15,100
 1998       9        2,836   203,200    28,900   127,000     47,300
 1999      10        3,604   270,000    79,100   144,200     46,700
 2000      10        4,419   367,200   168,900   131,000     67,300
 2001       3        1,313   160,400    86,400    48,600     25,400
           --       ------ ---------   -------   -------    -------
    Total  49       19,204 1,452,800   612,700   597,900    242,200
           ==       ====== =========   =======   =======    =======

  (1)The Company has established strategic alliances with Stichting Bedrijfspensioenfonds voor de Metaal en Technische Bedrijfstakken ("BPMT"), Prudential Insurance Company of America, Western and Southern Life Insurance Company, Allstate Insurance Company, Erie Insurance Group, The New York Common Retirement Fund, Ohio State Teachers' Retirement System, The Northwestern Mutual Life Insurance Company, Endowment Realty Investors, The Rockefeller Foundation, National Electrical Benefit Fund, and investors represented by Nomura Securities and others.

  (2)Through December 31, 2001, three communities owned by three co-investment partnerships have been sold which reduced total investment in co-investment properties to $1,367 million. This represents total cost expended and projected costs to complete.

  (3)At December 31, 2001, the estimated completion costs of the seven communities under construction were $114 million. Most of AMLI's 18 million share of the equity needed to complete these communities will be contributed in 2002.

     AMLI <registered trademark> BRAND. All of the Communities are operated by the Company under the AMLI <registered trademark> brand name. AMLI believes promoting its brand name creates an awareness in the market place of high quality rental living, exceptional customer service and superior value for both current and prospective residents. To maximize the effectiveness of the AMLI <registered trademark> brand name, the Company has a wide range of programs and practices to maintain uniformly high quality service and consistent apartment quality at all of the Communities.

DEVELOPMENT

     Since the Initial Offering, the Company and its co-investment partnerships' development pipeline has grown steadily. Through December 31, 2001, the Company has developed or has under development 36 Communities (excluding two phases to two existing Communities) containing 11,993 apartment homes, of which 25 Communities are for co-investment partnerships. Approximately 80% of the total apartment homes developed or under development have been built with co-investment partners and the other 20% have been developed or are under development solely for the Company.

     Since 1994, the Company has developed apartment homes in seven of its eight markets. As of December 31, 2001, most of the Company's development activities have been in Atlanta (40%) followed by Dallas (15%), Chicago (14%), Kansas (13%), Austin (8%), Indianapolis (7%), and Houston (3%). In 2002, the Company anticipates commencing development of a limited number of apartment communities.

     The Company believes that the operating prospects for the existing development communities remain acceptable based upon current economic and other conditions existing in the areas in which the Company's development activities are focused. In 2001, the Company slowed its development activities because of unfavorable economic conditions in certain of its markets. As with any development project, there are uncertainties and risks. While the Company has prepared development budgets and has estimated completion and stabilization target dates for each of the development communities based upon what it believes are reasonable assumptions, there can be no assurance that actual costs will not exceed current budgets or that the Company will not experience construction delays due to the unavailability of building materials, weather conditions or other events beyond the Company's control. Similarly, adverse market conditions at the time that the development communities become available for leasing could affect the rental rates that may be charged and the period necessary to achieve stabilization at the development communities, which could have a material adverse effect on the financial condition of the affected development communities.

     In August 2001, the Company broke ground and commenced development of AMLI at Carmel Center, a 322 apartment home community located in Carmel, Indiana. Total anticipated development cost is $28.4 million. Through December 31, 2001, $10.4 million had been expended and the project is approximately 3.5% complete. The first apartment homes are expected to be available for occupancy in the second quarter of 2002 with stabilization anticipated to occur in the third quarter of 2004.

CO-INVESTMENT DEVELOPMENT

     During 2001, the Company formed two new co-investment partnerships for the development of new communities at two locations, which when completed will contain 830 apartment homes. National Electrical Benefit Fund and The Northwestern Mutual Life Insurance Company are the venture partners that co-invested with AMLI in 2001. Seven properties currently under construction or in lease-up in co-investment partnerships will contain 2,615 apartment homes. The Company's ownership interests in these co-investment partnerships range from 20% to 30%. The following table provides additional information about the Company's co-investment development communities at December 31, 2001:



                          COMPANY CO-INVESTMENT DEVELOPMENT OR LEASE UP COMMUNITIES
                          --------------------------------------------------------
Communities                                                    Co-in-               Amount
(Company                   No.                       Company'svestment Anticipated  Expended   Co-invest-
Percentage                 of    Completion           Equity   Equity  Development  through      ment
Ownership)     Location   Units  Percentage  Debt      (1)      (1)       Cost      12/31/01    Partner
-----------    ----------------  ------------------- -------- -------- ----------- ----------  ----------
                                           (in thou-(in thou- (in thou-  (in thou-  (in thou-
                                             sands)   sands)    sands)     sands)     sands)
AMLI:

 at Mill
 Creek         Gwinnett                                                                        Northwestern
 (25%)         County, GA   400         98% $  --       6,800   20,300     27,100     25,763   Mutual Life

 at King's                                     --       5,000   14,800                         The N.Y.
 Harbor (25%)  Houston, TX  300        100%                                19,800     19,490   Common
                                                                                               Retirement
                                                                                               Fund

 at Kedron                                                                                     Prudential
  Village      Peachtree                                                                       Insurance of
  (20%)        City, GA     216         81%   19,200      200      800     20,200     15,812   America

 at Cambridge  Overland                                                                        Northwestern
  Square (30%) Park, KS     408         82%    --       9,700   22,500     32,200     27,894   Mutual Life

 at Milton     Alpharetta,                                                                     Northwestern
  Park (25%)   GA           461         41%    --       8,700   26,100     34,800     15,183   Mutual Life

 at Seven                                                                                      National
  Bridges      Woodridge,                                                                      Electrical
  (20%)        IL           520         22%   50,000    6,400   25,800     82,200     16,876   Benefit Fund

 at Barrett    Cobb County,                                                                    Northwestern
  Walk (25%)   GA           310         19%    --       5,600   16,900     22,500      4,278   Mutual Life
                         ------             -------- -------- --------   --------   --------
    Total                 2,615             $ 69,200   42,400  127,200    238,800    125,296
                         ======             ======== ======== ========   ========   ========

  (1)  The Company's remaining capital commitment is approximately $18 million and the co-investors' remaining capital commitment is approximately $54 million.


ACQUISITIONS

     The Company acquires institutional multifamily apartment communities, with a focus on newer, higher quality properties.  The Company currently operates in eight markets, but will consider acquisition opportunities in additional markets.  The Company will acquire either single asset or multi-asset portfolios in its current markets.  During 2001, the Company formed one co-investment partnership with BPMT for the acquisition of a stabilized community.  The Company's percentage ownership in this co-investment partnership is 69%.  The table below summarizes the Company's acquisition activities during 2001.

                                       COMPANY ACQUISITION ACTIVITIES
                                       ------------------------------
                                                             Acqui-
                                                  No. of      tion      Purchase
Communities                Location               Units       Date        Price        Debt         Rate
--------------------       --------               ------    --------   ----------   ----------    --------
                                                                          (in          (in
                                                                       thousands)   thousands)
Wholly-owned:

AMLI:
 at Gateway Park (1)       Denver, CO                328     1/29/01    $ 33,050        --           --

 at Stonebridge
  Ranch (1)                McKinney, TX              250     6/11/01      17,110        --           --

 at the Medical Center (1) Houston, TX               334      8/7/01      27,150        --           --

 at Shadow Ridge (1)       Flower Mound, TX          222     8/31/01      18,000        --           --
                                                  ------                --------      -------
Total
 Wholly-Owned
 Communities                                       1,134                  95,310        --
                                                  ------                --------      -------

Co-investment:

AMLI:
 at Osprey Lake            Gurnee, IL                483      2/1/01      52,000       35,320        7.02%
                                                  ------                --------      -------
Total co-investment
 communities                                         483                  52,000       35,320
                                                  ------                --------      -------
Total communities                                  1,617                $147,310       35,320
                                                  ======                ========      =======

(1)  These acquisitions completed tax deferred third-party exchanges for Federal income tax purposes.

FINANCING


     On February 1, 2001, the Company acquired AMLI at Osprey Lake in a joint venture with BPMT. Approximately 65% of the acquisition cost of this 483-apartment home community was financed by a 7.02%, $35.3 million first mortgage loan with New York State Teachers' Retirement System ("NYSTRS"). The loan matures in ten years and being amortized based on a thirty-year amortization schedule. AMLI and BPMT contributed approximately 69% and 31%, respectively, of the equity capital.

     On March 14, 2001, the Company refinanced the $19 million construction loan for AMLI at Summit Ridge with a 7.27%, $20 million first mortgage loan with The Northwestern Mutual Life Insurance Company. The loan matures in seven years and being amortized based on a thirty-year amortization schedule. The loan amount represents approximately 68% of total development costs.

     On June 6, 2001, the Company closed on a $140 million, ten-year, 6.56% fixed-rate financing, which is secured by first mortgages on seven of its previously unencumbered wholly-owned properties. The Company paid down its unsecured line of credit from the proceeds of this loan and concurrently reduced its commitment under this line of credit by $50 million to $200 million.

     On February 4, 2002, a 9.24%, $11 million balance of the AMLI at Windbrooke loan was refinanced with a new loan from GMAC Commercial Mortgage Corporation. The new 6.43%, $20.8 million loan matures in ten years and will be amortized based on a thirty-year amortization schedule. Proceeds of the new loan in excess of the amount used to repay this loan were distributed to the Company and its co-investment partners on the same date. The Company's share of this distribution was $1.5 million. With this distribution, the partners have received a return of all their original capital plus the agreed yield as contained in the partnership agreements entitling the Company to an increased share of future cash flows.

     On January 28, 2002, the Company obtained a commitment for a 6.40%, $18 million first mortgage loan from The Northwestern Mutual Life Insurance Company for a co-investment partnership in which the lender has a 75% ownership interest. The loan is expected to close in mid-April 2002, be secured by a first mortgage on AMLI at Mill Creek, mature in seven years and be amortized based on a thirty-year amortization schedule.

THE OPERATING PARTNERSHIP

     The Company carries on its business through the Operating Partnership and its affiliates, AMLI Management Company ("AMC"), AMLI Residential Construction, LLC ("Amrescon") and AMLI Institutional Advisors, Inc. ("AIA") (collectively the "Service Companies"). Amrescon is a wholly-owned subsidiary of AMC. The Company is the sole general partner of the Operating Partnership, through which it owns the Communities, interests in co-investment Communities and interests in the Service Companies. At December 31, 2001, the Company owned an approximate 86% partnership interest in the Operating Partnership of which 16.6% represents preferred OP units. Amli Realty Co. and its affiliates ("ARC") owned a 6.9% interest in the Operating Partnership and certain other third-party investors owned the remaining 7.1% partnership interest. The Company's interest in the Operating Partnership entitles it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to the Company's percentage ownership (apart from tax allocations of profits and losses to take into account pre-contribution property appreciation).
In connection with each offering of shares by the Company, the net proceeds from the issuance of any such shares are contributed to the Operating Partnership in exchange for a corresponding number of OP Units. The Company holds one OP Unit in the Operating Partnership for each common share and each preferred share that it has issued. The Operating Partnership, from time to time, has issued OP Units for the acquisition of apartment communities and land parcels for development. The OP Units are convertible into common shares on a one-for-one basis.

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

THE SERVICE COMPANIES

     The property management, institutional advisory and construction management aspects of the Company's business are conducted through AMC, AIA and Amrescon, respectively, because, among other things, the third-party income from their respective businesses might jeopardize the Company's REIT status under Sections 856 through 860 of the Code if such operations were carried on directly by the Operating Partnership. Following enactment of new legislation passed to broaden a REIT's ability to provide additional services to its residents, AMC and AIA have elected to become taxable REIT subsidiaries as of January 1, 2001.

     The Operating Partnership holds 100% of the non-voting preferred stock of each of AMC and AIA. The non-voting preferred stock is entitled to dividends equal to 95% of all distributions of AMC and AIA. ARC holds 95% of the voting common stock of each of AMC and AIA which, in each case, is generally entitled to dividends equal to 4.75% of all distributions. The remaining 5% of the voting common stock of each of AMC and AIA, entitled to ..25% of all distributions, is owned by the Operating Partnership. The charter of each of AMC and AIA requires the quarterly distributions as dividends of the "net operating cash flow" (as defined in each such charter) of each of AMC and AIA, if there are funds legally available for dividends. That provision may not be changed without the consent of the Operating Partnership. Accordingly, the Operating Partnership is entitled to receive substantially all of the available net cash flow from each of AMC and AIA through ownership of the preferred stock, and thereby enjoys substantially all of the economic benefit of the businesses carried on by AMC and AIA.

     According to the charter of each of AMC and AIA, a majority of the members of the board of directors of each of AMC and AIA must be individuals who are not officers, directors or employees of ARC, and all contracts for services between AMC or AIA and ARC must be approved by a majority of the unaffiliated directors of AMC or AIA, as the case may be. Ownership of 95% of the voting common stock will enable ARC to control the election of the board of directors (including the unaffiliated directors) of AMC and AIA. The holders of a majority of the non-voting preferred stock of each of AMC and AIA are entitled to an approval right with respect to certain fundamental corporate actions, including the issuance of any additional shares of preferred stock or other senior securities, or a sale, lease or exchange of all or substantially all of the assets of, or the merger, consolidation or dissolution of AMC or AIA, as the case may be. In addition, the Company has a right of first refusal (which may be assigned to a third party with the consent of ARC, such consent not to be unreasonably withheld) to acquire on its own behalf or on behalf of any controlled affiliate, the common stock of each of AMC and AIA, subject to the consent of third-party clients and to applicable law. Such right of first refusal may only be exercised to the extent that the ownership of such common stock or assets would not disqualify the Company as a REIT.

THE BUSINESS OF AMC

     AMC provides management and leasing services to each of the Communities in which the Operating Partnership presently has, or expected to have, an interest. AMC also receives fees for providing management and leasing services to two communities owned by third parties. Management and leasing services are provided to the Communities and the co-investment Communities pursuant to the terms of a management contract, which AMC has agreed not to terminate so long as the Operating Partnership is not in material breach of such contract. Residential property management and leasing services provided by AMC are provided at market rates. AMLI Corporate Homes ("ACH"), a division of AMC, leases apartment homes from the Communities and the co-investment Communities for short-term residents. Such ACH leases are at market rates.

THE BUSINESS OF AIA

     AIA renders investment advice to institutional capital sources, primarily pension plans, endowments, foundations and insurance companies and provides certain asset management services to certain of the co-investment partnerships. AIA intends to continue to develop its institutional investment advisory business and will continue to manage and administer existing advisory relationships with institutional investors. The Company actively pursues co-investments through relationships administered by AIA. In this way, the Company seeks to diversify the sources of capital for investments in properties. In addition to generating advisory fee income for AIA, these relationships have the potential to generate fee income for (1) AMC in cases where AMC is engaged to manage the communities acquired by the co-investment ventures; (2) Amrescon, in cases where Amrescon is engaged as general contractor by co-investment development ventures; and (3) the Operating Partnership.

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

LEASES

     AMC uses a standard Company lease modified at each Community to the extent necessary to comply with state and local law or custom. The term of a lease varies with local market conditions; however, six-month and one-year leases are most common. Generally, the leases provide that unless the parties agree in writing to a renewal, the tenancy will convert at the end of the lease term to a month-to-month tenancy, subject to the terms and conditions of the lease, unless either party gives the other at least 30 days notice prior to termination. All leases are terminable by the lessor for non-payment of rent, violation of property rules and regulations, or other specified defaults.

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

COMPETITION

     All of the Communities are located in developed areas that include other upscale apartment communities. The number of competitive upscale apartment communities in a particular area could have a material effect on AMC's ability to lease apartment units and on the rent charged at the Communities or at any newly developed or acquired communities. The Company may be competing with others that have greater resources than the Company and whose officers and directors have more experience than the Company's officers and Trustees. In addition, other forms of multifamily residential communities, and for sale housing, provide housing alternatives to potential residents of the Communities.

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

ENVIRONMENTAL MATTERS

     Many jurisdictions have adopted laws and regulations relating to environmental controls and the development of real estate. Such laws and regulations could affect the Communities and any additional communities acquired or developed by the Company in the future, and/or reduce the number and attractiveness of investment opportunities available to the Company. The effect upon the Company of the application of such laws and regulations cannot be predicted. Such laws and regulations have not had a material effect on the Company's financial condition and results of operations to date. The Company is not aware of any environmental condition on any of the Communities, or the communities planned to be developed by the Company, which is likely to have a material adverse effect on the Company's financial condition and results of operations.

EMPLOYEES

     The Company, the Operating Partnership and the Service Companies employ a total of approximately 875 persons. AMC employs substantially all of the professional employees that are currently engaged in the residential property management and leasing business on behalf of the Company.

PROPERTY OPERATIONS

     The Company seeks to increase cash flow at the Communities through rent increases while maintaining high occupancy rates and aggressive management of its operating expenses. As of December 31, 2001, the weighted average occupancy rate of the stabilized Communities was 91% and the average monthly rental rate per apartment home was $865, or $0.93 per square foot. The Company owns multifamily communities with service, lifestyle and physical amenities that residents value and that support high rental rates. Typical services that are provided at the Communities, which are customary for similar upscale multifamily properties, include pet care or plant watering for out-of-town residents; on-site overnight delivery drop-off boxes; on-site pick-up of dry cleaning or other items; occasional social events for residents designed to provide a sense of community; frequent maintenance programs; and a policy of guaranteeing attention to any maintenance or repair request from a resident within 48 hours.

     By establishing critical mass in each of its markets, the Company expects to achieve economies of scale in its operations, resulting in reduced operating and administrative expenses without reductions in service. In addition, the relatively low average age of the Communities contributes to reduced operating and maintenance expenses. At December 31, 2001, the average age of the stabilized Communities was approximately 6.3 years. The Company also believes that attention to landscaping and physical appearance contributes to reducing resident turnover and enhances the rental rates and occupancy levels of the Communities.

     Additionally, AMLI has a dedicated team whose function is to evaluate new or enhanced products, features or services that might be incorporated in either the apartment homes or the Communities to produce complementary income from property operations and maximize customer/resident satisfaction within the Communities. Some of the products, features and services in existence include carports and garages, secured entry gates, private phone and cable systems, high-speed internet connection services, custom rental insurance, energy efficient lighting programs, water submetering, bulk purchases of utilities and card key systems for laundry facilities.

     DEVELOPMENT ACTIVITIES

     The Company currently has developments in progress in Atlanta, Chicago, Houston, Indianapolis and Kansas City. In addition, the Company owns 316 acres of land, which are currently being planned for development, being held for future development or being considered for sale. The following table summarizes the Company's development activities for the period from the date of its Initial Offering in February 1994 through December 31, 2001:

           COMPANY AND CO-INVESTMENT DEVELOPMENT ACTIVITIES
                        (dollars in thousands)
                    ------------------------------

                                TOTAL
         ---------------------------------------------
                No. of
             Communities
              Developed        No. of      Projected
               or Under       Apartment    Development
Year        Development (1)    Homes          Cost
----        ---------------   ---------   ------------
1994. . . . .         2            734       $ 37,900
1995. . . . .         5          1,280         75,900
1996. . . . .         6          1,672        113,900
1997. . . . .         6          2,336        166,300
1998. . . . .         7          2,086        167,700
1999. . . . .         4          1,348         94,500
2000. . . . .         3          1,385        107,100
2001. . . . .         3          1,152        134,100
                    ---         ------       --------
    Total . .        36         11,993       $897,400
                    ===         ======       ========

                             WHOLLY-OWNED
           ------------------------------------------
                No. of
             Communities
              Developed        No. of      Projected
               or Under       Apartment    Development
Year        Development (1)    Homes          Cost
----        ---------------   ---------   ------------
1994. . . . .         1            232       $ 11,000
1995 (3). . .         4            834         48,100
1996 (4). . .         3            794         50,300
1997 (5). . .         5          1,536        111,500
1998 (6). . .        (1)          (490)       (24,400)
1999. . . . .        (2)          (830)       (73,000)
2000. . . . .        --          --             --
2001. . . . .         1            322         28,400
                    ---         ------       --------
    Total . .        11          2,398       $151,900
                    ===         ======       ========

                               CO-INVESTMENTS
          --------------------------------------------------------
                No. of
             Communities
              Developed        No. of      Projected    Company's
               or Under       Apartment    Development  Commitment
Year        Development (1)    Homes          Cost          (2)
----        ---------------   ---------   ------------  ----------
1994. . . . .         1            502       $ 26,900        4,600
1995. . . . .         1            446         27,800        3,900
1996 (3). . .         3            878         63,600       14,600
1997 (4). . .         1            800         54,800        7,400
1998 (5)(7) .         8          2,576        192,100       45,600
1999 (6). . .         6          2,178        167,500       35,200
2000 (7). . .         3          1,385        107,100       23,800
2001. . . . .         2            830        105,700       12,100
                    ---         ------       --------     --------
    Total . .        25          9,595       $745,500      147,200
                    ===         ======       ========     ========
--------------------

(1) Represents the number of Communities for which development was commenced during the applicable year. Property sales have not been reflected in the above number.

(2)  Most of the balance of the Company's capital commitment
     (approximately $18 million) will be funded during 2002.

(3) Includes a 222-unit Community started in 1995 and contributed to a co-investment partnership in 1996.

(4) Includes an 800-unit Community started in 1996 and contributed to a co-investment partnership in 1997.

(5) Includes four Communities with a total of 1,520 units started in 1997 and contributed to four co-investment partnerships in 1998.

(6) Includes two Communities with a total of 830 units started in 1998 and contributed to two co-investment partnerships in 1999.

(7)  Excludes an additional phase to an existing Community.


     ACQUISITION ACTIVITIES

     The Company actively pursues the acquisition of new communities. The Company seeks to acquire, directly or through co-investments, multifamily communities. The Company follows a strategy of acquiring (directly or through co-investments) institutional quality apartment communities, which typically have high-quality construction, amenities, location and market position. The following table summarizes the Company's acquisition activities for the period from the date of the Initial Offering through December 31, 2001:

           COMPANY AND CO-INVESTMENT ACQUISITION ACTIVITIES
                        (dollars in thousands)
           ------------------------------------------------


                               TOTAL
             ----------------------------------------
                                             Total
                 No. of       No. of      Acquisition
               Communities   Apartment       Costs
Year            Acquired    Homes(2)(3)    (2)(3)(4)
----           ------------ -----------   -----------
1994. . . . .         8          2,184     $   99,400
1995. . . . .         3            794         51,900
1996. . . . .         2          1,080         83,200
1997. . . . .        10          3,230        222,100
1998. . . . .         5          1,362         93,900
1999. . . . .         4          1,426        102,500
2000. . . . .        10          4,108        323,500
2001. . . . .         5          1,617        150,000
                    ---         ------     ----------
    Total . .        47         15,801     $1,126,500
                    ===         ======     ==========


                           WHOLLY-OWNED
            -----------------------------------------
                 No. of        No. of      Total
               Communities    Apartment  Acquisition
Year            Acquired       Homes        Costs
----           ------------  ----------  ------------
1994. . . . .         5          1,158       $ 55,100
1995. . . . .        --          --             --
1996. . . . .        --          --             --
1997. . . . .         7          1,724        122,600
1998. . . . .         4          1,102         82,800
1999. . . . .        --          --             --
2000. . . . .         3          1,074         63,400
2001. . . . .         4          1,134         95,300
                    ---         ------       --------
    Total . .        23          6,192       $419,200
                    ===         ======       ========


                                CO-INVESTMENTS (1)
          ---------------------------------------------------------
                 No. of        No. of       Total        Company's
               Communities    Apartment   Acquisition    Commitment
Year            Acquired    Homes(2)(3)   Costs(2)(3)      (2)(3)
----           ------------ -----------   -----------    ----------
1994. . . . .         3          1,026       $ 44,300        3,000
1995. . . . .         3            794         51,900        3,700
1996. . . . .         2          1,080         83,200       10,600
1997. . . . .         3          1,506         99,500        7,700
1998. . . . .         1            260         11,100        1,700
1999. . . . .         4          1,426        102,500       11,500
2000. . . . .         7          3,034        260,100       43,500
2001. . . . .         1            483         54,700       13,300
                    ---         ------       --------      -------
    Total . .        24          9,609       $707,300       95,000
                    ===         ======       ========      =======
--------------------

(1) The Company's ownership interest in these co-investment joint ventures ranges from 10% to 75%.

(2) In 1998, includes AMLI on Timberglen, a 260-unit Community that was acquired by the Company prior to the Initial Offering and was subsequently contributed to a 40% owned partnership.

(3) In 2001, includes AMLI at Peachtree City, a 312-unit Community, that was developed by the Company and subsequently was sold to a 20% owned co-investment partnership.

(4) Represents total Company's and co-investment ventures' equity plus debt.

INSTITUTIONAL CO-INVESTMENTS

     AMLI differentiates itself from other multifamily REITs through its co-investment activities and its established relationships with a number of institutional partners. By co-investing, AMLI is able to (i) diversify access to equity capital; (ii) "leverage" its invested capital to promote the AMLI<registered trademark> brand identity and increase market share;
(iii) obtain the participation of sophisticated partners in its real estate decisions; and (iv) increase earnings on reduced capital exposure. In addition to the various fee income AMLI earns, AMLI receives its unsubordinated proportionate share of the real estate income generated by the on-going operation of each community owned through a co-investment joint venture. In addition, AMLI receives cash flow in excess of its ownership interests after a certain yield is achieved. All of the co-investment Communities are managed by the Company and operated under the AMLI [registered trademark] brand name.

     While each co-investment is structured individually, in a typical venture the Company (i) acts as the general partner or managing member of the venture; (ii) handles the administration of the venture; (iii) manages the day-to-day operations of the community held by the venture;
(iv) oversees construction and development in the case of a venture with a property under development; and (v) recommends the sale or refinancing of the property. All of AMLI's equity investments are made on a pari passu basis with its co-investment partners and any unresolved disputes of a material nature over major decisions would generally be resolved through the exercise of a buy-sell provision in the partnership agreement. As of December 31, 2001, the Company had established co-investment relationships with fourteen investors.

     Because the Company does not control these partnerships (the Company shares decision making authority over all major decisions with various co-investment partners), the Company's investments in these partnerships are appropriately accounted for using the equity method of accounting. This presentation, while required under generally accepted accounting principles, keeps more than half of the Company's assets and debt (and all of the Company's co-investment partners' equity) "off balance sheet."

     The Company has entered into 49 co-investment ventures for the acquisition or development of multifamily apartment communities. The table below summarizes the co-investment activities of the Company since the Initial Offering:

                   COMPANY CO-INVESTMENT ACTIVITIES

                         No. of                   No. of       Total
              No. of    Apartment   No. of      Apartment      No. of
           Communities    Homes   Communities     Homes       Apartment
Year         Acquired   Acquired  Developed(1) Developed(2)    Homes
----       -----------  --------- ------------ ------------   ---------

1994. . . .      3      1,026(4)       1            502(5)       1,528
1995. . . .      3        794          1            446          1,240
1996. . . .      2      1,080          3            878(8)       1,958
1997. . . .      3      1,506          1            800          2,306
1998. . . .      1        260(6)       8(3)       2,576          2,836
1999. . . .      4      1,426          6          2,178          3,604
2000. . . .      7      3,034(7)       3(3)       1,385          4,419
2001. . . .      1        483          2            830          1,313
                --      -----         --         ------         ------
  Total . .     24      9,609         25          9,595         19,204
                ==      =====         ==         ======         ======
--------------------

(1) Represents the number of Communities for which development was commenced during the applicable year.

(2) Represents the number of apartment homes planned for the Community for which development was commenced in the applicable year. Includes apartment homes in an additional phase to an existing Community.

(3)  Excludes an additional phase to an existing Community.

(4)  Includes a 588-unit Community that was sold in December 1999.

(5)  This Community was sold in September 2000.

(6) This wholly-owned Community was sold to a 40% owned co-investment partnership.

(7) Includes a wholly-owned 312 apartment home Community that was sold to a 20% owned co-investment partnership.

(8)  Includes a 488-unit Community that was sold in July 2001.


     The following table shows the one-time and recurring annual fee income that the Company and the Service Companies have received from 49 joint venture relationships through December 31, 2001:

                           COMPANY CO-INVESTMENT COMPENSATION THE INITIAL OFFERING
                                               (in thousands)

                        1994     1995     1996      1997     1998     1999     2000     2001     Total
                      -------- -------- --------  -------- -------- -------- -------- -------- ----------
Transaction fees: (1)
  Acquisition fees. . $    270      219      184       193    --         149      705      118      1,838
  Development fees. .    --         206      819     1,451    2,526    2,692    1,904    1,701     11,299
  Construction fees .       17      182      918     1,558    2,432    2,798    3,005    1,974     12,884
  Disposition fees. .    --       --          66     --       --         740      512      234      1,552
  Debt/Equity placement
    fees. . . . . . .    --       --       --           88       81       95      327      113        704
                      -------- -------- --------  -------- -------- -------- -------- -------- ----------
                           287      607    1,987     3,290    5,039    6,474    6,453    4,140     28,277
                      -------- -------- --------  -------- -------- -------- -------- -------- ----------
Recurring fees and
 other interests: (2)
  Asset management
    fees. . . . . . .      167      541      868       967    1,014    1,071      882      847      6,357
  Property management
    fees. . . . . . .      120      408      954     1,694    2,454    3,438    4,956    6,601     20,625
  Cash flow
    preferences . . .    --       --       --           59      195      381    1,090    2,107      3,832
                      -------- -------- --------  -------- -------- -------- -------- -------- ----------
                           287      949    1,822     2,720    3,663    4,890    6,928    9,555     30,814
                      -------- -------- --------  -------- -------- -------- -------- -------- ----------
Value Added:
  Promoted interest
    from cash flow. .    --       --       --           26       33       80      137      173        449
  Promoted interest
    from sale . . . .    --       --       --        --       --         554    1,181    1,796      3,531
                      -------- -------- --------  -------- -------- -------- -------- -------- ----------
                         --       --       --           26       33      634    1,318    1,969      3,980
                      -------- -------- --------  -------- -------- -------- -------- -------- ----------
       Total. . . . . $    574    1,556    3,809     6,036    8,735   11,998   14,699   15,664     63,071
                      ======== ======== ========  ======== ======== ======== ======== ======== ==========





--------------------

(1)  The transaction fees are shown net of intercompany eliminations to the extent of the Company's percentage interest in its co-investment joint ventures.  The amounts shown represent the portion of the fees earned in the applicable year.  The transaction fees for 2001 represent amounts earned by the Company for the year ended December 31, 2001.  Subsequent to December 31, 2001, additional construction and development fees of approximately $2,095 million and $2,752 million, respectively, are anticipated to be earned by the
     Company and the Service Companies in connection with the completion of development communities under construction on behalf of existing co-investment joint ventures.

(2)  Recurring fees are shown before intercompany eliminations because such fees are expensed by the co-investment partnerships, which reduce the Company's share of income from the partnerships.  The
     Company owns a weighted average 32% interest in the 49 co-investment partnerships at December 31, 2001.
     The amounts shown represent the portion of the fees earned in the applicable year.  The recurring fees for 2001 represent amounts earned by the Company for the year ended December 31, 2001.  Recurring fees should increase as additional co-investment Communities under development are completed.


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


     Prior to 1994 all communities shown as wholly-owned were originally acquired as co-investments between ARC and the third parties who contributed their interests to the Company in various property partnerships.  The following table shows ARC's and the Company's history of acquiring and developing apartment communities:

                                     COMPANY STABILIZED COMMUNITIES AT DECEMBER 31,
                          -------------------------------------------------------------------------------
                                                                                                    1982-
                                 2001     2000    1999     1998    1997    1996     1995    1994    1993
                                -------  ------  ------   ------  ------  ------   ------  ------  ------
Wholly-owned:
  Units at beginning of year. .  12,191  12,515  12,792   11,650   9,824   9,600    9,789   8,207   --
  Units acquired (1). . . . . .   1,134   1,074    --      1,102   1,724     --     --      1,582   6,564
  Units sold/contributed to
   co-investments . . . . . . .  (1,078) (1,598)   (773)    (472)   (350)    --      (421)   --     --
  Units developed (2) . . . . .   --        200     496      512     452     224      232    --     1,643
                                -------  ------  ------   ------  ------  ------   ------  ------  ------
  Total wholly owned units
    at end of year. . . . . . .  12,247  12,191  12,515   12,792  11,650   9,824    9,600   9,789   8,207
                                -------  ------  ------   ------  ------  ------   ------  ------  ------

Co-investments:
  Units at beginning of year. .  13,956   8,936   6,767    5,851   3,677   2,245    1,451     425   --
  Units acquired/contributed
    to co-investments . . . . .     483   3,034   1,026      260   1,506   1,080      794   1,026     150
  Units sold (1). . . . . . . .    (488)   (652)   (713)   --       --      (150)   --       --     --
  Units developed (2) . . . . .   1,060   2,638   1,856      656     668     502    --       --       275
                                -------  ------  ------   ------  ------  ------   ------  ------  ------
  Total co-investment units
    at end of year. . . . . . .  15,011  13,956   8,936    6,767   5,851   3,677    2,245   1,451     425
                                -------  ------  ------   ------  ------  ------   ------  ------  ------

      Total stabilized units. .  27,258  26,147  21,451   19,559  17,501  13,501   11,845  11,240   8,632
                                =======  ======  ======   ======  ======  ======   ======  ======  ======


   (1)  In 2000 includes 150 units sold to the Company by a co-investment.

   (2)  Units included on this line when community reaches stabilization.


ITEM 2.  COMMUNITIES

     STABILIZED COMMUNITIES

     The Communities include 71 stabilized multifamily apartment communities containing 27,258 apartment homes operated under the AMLI [registered trademark] brand name. "Stabilized" refers to a Community having achieved substantial (92-95%) occupancy at the conclusion of an initial lease-up period. Thirty-one of the stabilized Communities, containing an aggregate of 12,247 apartment homes, are directly owned by the Company (the "Wholly-Owned Communities") and 40 Communities, containing an aggregate of 15,011 apartment homes, are owned through co-investment joint ventures (the "Co-Investment Communities"). The stabilized Communities are located in the markets described in the table below.

                                           Wholly-owned  Co-investment
                               Total        Communities   Communities
                          -------------    ------------  -------------
Location                    No.   Units     No.   Units    No.   Units
--------                   ----   -----    ----   -----   ----   -----

Dallas/Ft. Worth, Texas      19   7,688      10   4,306      9   3,382
Atlanta, Georgia. . . .      15   5,637       7   2,771      8   2,866
Chicago, Illinois . . .       8   3,243       1     196      7   3,047
Austin, Texas . . . . .       6   2,797       3   1,304      3   1,493
Indianapolis, Indiana .       6   2,428       3   1,536      3     892
Kansas City, Kansas . .       8   2,518       4   1,154      4   1,364
Houston, Texas. . . . .       7   2,205       2     652      5   1,553
Denver, Colorado. . . .       2     742       1     328      1     414
                            ---  ------     ---  ------    ---  ------
    Total . . . . . . .      71  27,258      31  12,247     40  15,011
                            ===  ======     ===  ======    ===  ======

     As of December 31, 2001, the average age of the stabilized Communities was approximately 6.3 years, the weighted average occupancy rate of the stabilized Communities was 91%, and the average monthly rental rate per apartment home was $865.

     DEVELOPMENT COMMUNITIES

     The development Communities, including Communities in lease-up, consist of seven multifamily apartment communities and a phase to an existing Community, which upon completion will contain 2,937 apartment homes. The development Communities are under development in the markets described below:

                                          Wholly-Owned  Co-investment
                                          Development    Development
                               Total      Communities    Communities
                            ------------  ------------  -------------
Location                     No.   Units   No.   Units   No.    Units
--------                     ---   -----   ---   -----   ---    -----

Atlanta, Georgia. . . . .      3   1,387    --     --      3(1) 1,387
Indianapolis, Indiana . .      1     322     1     322    --     --
Kansas City, Kansas . . .      1     408    --     --      1      408
Houston, Texas. . . . . .      1     300    --     --      1      300
Chicago, Illinois . . . .      1     520    --     --      1      520
                             ---   -----   ---   -----   ---    -----
    Total . . . . . . . .      7   2,937     1     322     6    2,615
                             ===  ======   ===  ======   ===    =====

   (1)  Excludes a second phase that contains 216 apartment homes.

     The Wholly-Owned Communities and the Co-Investment Communities are primarily oriented to residents demanding high levels of services and contain numerous resident amenities, such as business centers, fitness centers, swimming pools, tennis courts, basketball and volleyball courts, miles of jogging trails and nature walks. Most of the apartment homes have a patio, porch or sunroom, and many offer one or more additional features such as vaulted ceilings, microwave ovens, Palladian windows, fireplaces and washers and dryers or washer/dryer connections. The Wholly-Owned Communities and Co-Investment Communities that were developed by AMLI have won numerous awards for design, landscaping and architecture.


     The table below summarizes certain information related to the Wholly-Owned Communities and the Co-Investment
Communities.

<caption>                                                                               2001
                                                                                      Average
                                                                                      Monthly       2001
                                                                         Average     Collected    Weighted
                                                 Year      Number       Unit Size       Rent       Average
Wholly-owned Communities      Location         Completed   of Units   (Square Feet)   Per Unit    Occupancy
------------------------      --------         ---------   --------   -------------   --------   ----------
Dallas/Ft. Worth, TX
AMLI:
  at Bent Tree                Dallas            1996/00         500             963     $  865          92%
  at Bishop's Gate            West Plano         1997           266           1,098      1,027          91%
  at Chase Oaks               Plano              1986           250             775        724          94%
  at Gleneagles               Dallas            1987/97         590             882        741          93%
  on the Green                Ft. Worth         1990/93         424             846        723          92%
  at Nantucket                Dallas             1986           312             712        600          92%
  of North Dallas             Dallas            1985/86       1,032             879        715          93%
  at Stonebridge Ranch        McKinney           2001           250             857        728          85%
  at Shadow Ridge             Flower Mound       2001           222             983      1,025          76%
  at Valley Ranch             Irving           1985 (1)         460             848        752          93%
                                                             ------          ------     ------        -----
                                                              4,306             882        769          91%
                                                             ------          ------     ------        -----

Austin, TX
AMLI:
  in Great Hills              Austin             1985           344             750        788          91%
  at Lantana Ridge            Austin             1997           354             881        919          92%
  at StoneHollow              Austin             1997           606             866        856          91%
                                                             ------          ------     ------        -----
                                                              1,304             839        855          91%
                                                             ------          ------    -------        -----

Houston, TX
AMLI:
  at the Medical Center       Houston            2001           334             962        919          95%
  at Western Ridge            Houston            2000           318             911        853          92%
                                                             ------          ------    -------        -----
                                                                652             937        886          94%
                                                             ------          ------    -------        -----





                                                                                        2001
                                                                                      Average
                                                                                      Monthly       2001
                                                                         Average     Collected    Weighted
                                                 Year      Number       Unit Size       Rent       Average
Wholly-owned Communities      Location         Completed   of Units   (Square Feet)   Per Unit    Occupancy
------------------------      --------         ---------   --------   -------------   --------   ----------
Atlanta, GA
AMLI:
  at Clairmont                Atlanta            1988           288             796        848          92%
  at Killian Creek            Snellville         1999           256           1,027        854          94%
  at Park Creek               Gainesville        1998           200             976        794          91%
  at Towne Creek              Gainesville        1989           150             811        652          91%
  at Spring Creek             Dunwoody         1985/86/
                                                 87/89        1,180             916        809          92%
  at Vinings                  Atlanta            1985           360           1,040        879          94%
  at West Paces               Atlanta            1992           337           1,050        952          93%
                                                             ------          ------     ------        -----
                                                              2,771             945        834          92%
                                                             ------          ------     ------        -----
Kansas City, KS
AMLI:
  at Centennial Park          Overland Park      1998           170           1,205        988          91%
  at Lexington Farms          Overland Park      1998           404             972        791          91%
  at Regents Center           Overland Park   1991/95/97        424             940        761          92%
  at Town Center              Overland Park      1997           156           1,134        940          89%
                                                             ------          ------     ------        -----
                                                              1,154           1,017        829          91%
                                                             ------          ------     ------        -----
Indianapolis, IN
AMLI:
  at Conner Farms             Indianapolis       1993           300           1,091        848          91%
  at Eagle Creek              Indianapolis       1998           240             973        806          92%
  at Riverbend                Indianapolis      1983/85         996             824        635          88%
                                                             ------          ------     ------        -----
                                                              1,536             899        703          89%
                                                             ------          ------     ------        -----
Chicago, IL
AMLI:
  at Poplar Creek             Schaumburg         1985           196             906      1,087          95%
                                                             ------          ------     ------        -----
Denver, CO
AMLI:
  at Gateway Park             Denver             2000           328             899        932          89%
                                                             ------          ------     ------        -----
  Total Wholly-owned
    Communities at
    December 31, 2001                                        12,247             910     $  806        91.4%
                                                             ======          ======     ======        =====
<fn>       (1)  This community was under renovation in 2001.

                                                                                       2001
                                                                                      Average
                                                                                      Monthly       2001
                    Company's                                              Average   Collected    Weighted
Co-investment       Percentage                      Year     Number       Unit Size    Rent        Average
Communities         Ownership     Location        Completed  of Units   (Square Feet)Per Unit     Occupancy
----------------    ----------    --------        ---------  --------   ----------------------   ----------
Atlanta, GA
AMLI:
 at Barrett Lakes     35%         Cobb County       1997          446           1,037   $  893          93%
 at Northwinds        35%         Alpharetta        1999          800           1,023      946          94%
 at River Park        40%         Norcross          1997          222           1,021      981          92%
 at Willeo Creek      30%         Rosewell          1989          242           1,229      912          93%
 at Windward Park     45%         Alpharetta        1999          328           1,082      915          89%
 at Peachtree City    20%         Peachtree City    1998          312             980      964          93%
 at Lost Mountain     75%         Paulding County   2000          164             958      795          93%
 at Park Bridge       25%         Alpharetta        2000          352           1,012      909          93%
                                                               ------          ------   ------        -----
                                                                2,866           1,039      923          93%
                                                               ------          ------   ------        -----
Chicago, IL
AMLI:
 at Chevy Chase       33%         Buffalo Grove     1988          592             812    1,107          93%
 at Danada Farms      10%         Wheaton          1989/91        600             869    1,051          94%
 at Fox Valley        25%         Aurora            1998          272             990    1,012          92%
 at Windbrooke        15%         Buffalo Grove     1987          236             903    1,148          96%
 at Oakhurst North    25%         Aurora            2000          464           1,013    1,012          89%
 at St. Charles (1)   25%         St. Charles       2000          400             990    1,117          88%
 at Osprey Lake       69%         Gurnee           1997/99        483             938    1,011          92%
                                                               ------          ------   ------        -----
                                                                3,047           1,069    1,062          92%
                                                               ------          ------   ------        -----
Indianapolis, IN
AMLI:
 on Spring Mill       20%
                    residual      Carmel            1999          400           1,017      836          80%
 at Lake Clear-
   water              25%         Indianapolis      2000          216           1,009      896          93%
 at Castle Creek      40%         Indianapolis      2000          276             978      863          91%
                                                               ------          ------   ------        -----
                                                                  892           1,003      859          86%
                                                               ------          ------   ------        -----





                                                                                       2001
                                                                                      Average
                                                                                      Monthly       2001
                    Company's                                              Average   Collected    Weighted
Co-investment       Percentage                      Year     Number       Unit Size    Rent        Average
Communities         Ownership     Location        Completed  of Units   (Square Feet)Per Unit     Occupancy
----------------    ----------    --------        ---------  --------   ------------- --------   ----------

Kansas City, KS
AMLI:
 at Regents Crest     25%         Overland Park    1997/00        476             948      764          89%
 Creekside            25%         Overland Park     2000          224             813      801          92%
 at Wynnewood
   Farms              25%         Overland Park     2000          232           1,017      918          90%
 at Summit Ridge (1)  25%         Lee's Summit      2001          432             952      762          89%
                                                               ------          ------   ------        -----
                                                                1,364             939      795          89%
                                                               ------          ------   ------        -----
Austin, TX
AMLI:
 at Wells Branch      25%         Austin            1999          576             963      884          85%
 at Scofield Ridge    45%         Austin            2000          487             889      904          89%
 at Monterey Oaks     25%         Austin            2000          430             960      966          93%
                                                               ------          ------   ------        -----
                                                                1,493             938      914          89%
                                                               ------          ------   ------        -----
Dallas, TX
AMLI:
 at Deerfield         25%         Plano             1999          240             996      869          91%
 at Fossil Creek      25%         Ft. Worth         1998          384           1,001      852          93%
 at Oak Bend          40%         Lewisville        1997          426             898      775          92%
 on the Parkway       25%         Dallas            1999          240             939      870          90%
 at Prestonwood
   Hills              45%         Dallas            1997          272             903      866          94%
 on Timberglen        40%         Dallas            1985          260             774      646          94%
 at Verandah          35%         Arlington        1986/91        538             733      702          92%
 on Frankford         45%         Dallas            1998          582             889      886          94%
 at Breckinridge
   Point              45%         Richardson        1999          440           1,063      930          90%
                                                               ------          ------   ------        -----
                                                                3,382             904      822          92%
                                                               ------          ------   ------        -----





                                                                                       2001
                                                                                      Average
                                                                                      Monthly       2001
                    Company's                                              Average   Collected    Weighted
Co-investment       Percentage                      Year     Number       Unit Size    Rent        Average
Communities         Ownership     Location        Completed  of Units   (Square Feet)Per Unit     Occupancy
----------------    ----------    --------        ---------  --------   ------------- --------   ----------

Houston, TX
AMLI:
 at Champions Centre  15%         Houston           1994          192             857      717          93%
 at Champions Park    15%         Houston           1991          246             902      708          92%
 at Greenwood Forest  15%         Houston           1995          316             984      759          91%
 Midtown              45%         Houston           1998          419             880    1,058          97%
 Towne Square         45%         Houston           1999          380             827      976          95%
                                                               ------          ------   ------        -----
                                                                1,553             889      879          94%
                                                               ------          ------   ------        -----
Denver, CO
AMLI:
 at Lowry Estates     50%         Denver            2000          414             947    1,125          89%
                                                               ------          ------   ------        -----

    Total Co-investment Communities
      at December 31, 2001                                     15,011             945   $  913        91.4%
                                                               ======          ======   ======        =====

    Total                                                      27,258             930   $  865        91.4%
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







                                                  OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Company's Wholly-Owned
Communities and Co-Investment Communities:

                                                             2001                      2000
Location/Community           Company's   Number   ----------------------------------------------------
------------------          Percentage     of        at    at     at     at    at     at    at     at
Wholly-owned Communities     Ownership    Units    12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
------------------------    ----------   -------   ----- -----  ----- ------ -----  ----------- ------

Dallas/Ft. Worth, TX
 AMLI:
   at AutumnChase . . . . . .              N/A       N/A   N/A    N/A    92%   91%    93%   91%    88%
   at Bent Tree . . . . . . .              500       89%   93%    92%    92%   91%    91%   97%    95%
   at Bishop's Gate . . . . .              266       92%   90%    93%    90%   89%    93%   92%    91%
   at Chase Oaks. . . . . . .              250       90%   95%    93%    96%   94%    94%   93%    95%
   at Gleneagles. . . . . . .              590       91%   92%    94%    95%   96%    95%   95%    92%
   on the Green . . . . . . .              424       91%   93%    94%    91%   91%    92%   97%    95%
   at Nantucket . . . . . . .              312       96%   94%    94%    92%   96%    95%   97%    94%
   of North Dallas. . . . . .            1,032       94%   92%    93%    95%   96%    93%   90%    90%
   on Rosemeade . . . . . . .              N/A       N/A   N/A    93%    94%   90%    95%   95%    96%
   at Stonebridge Ranch . . .              250       90%   90%    82%    N/A   N/A    N/A   N/A    N/A
   at Shadow Ridge. . . . . .              222       78%   85%    N/A    N/A   N/A    N/A   N/A    N/A
   at Valley Ranch. . . . . .              460       89%   90%    93%    95%   94%    97%   95%    97%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         4,306       91%   92%    93%    94%   93%    94%   93%    92%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----

Austin, TX
 AMLI:
   at the Arboretum . . . . .              N/A       N/A   N/A    N/A    N/A   N/A    98%   94%    95%
   in Great Hills . . . . . .              344       94%   92%    90%    91%   91%    95%   97%    97%
   at Lantana Ridge . . . . .              354       88%   94%    89%    90%   96%    97%   93%    94%
   at Martha's Vineyard . . .              N/A       N/A   N/A    N/A    N/A   N/A    94%   97%    98%
   at StoneHollow . . . . . .              606       94%   94%    94%    89%   88%    97%   97%    98%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,304       92%   93%    92%    90%   91%    96%   96%    97%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----

Houston, TX
AMLI:
 at the Medical Center. . . .              334       93%   94%    N/A    N/A   N/A    N/A   N/A    N/A
 at Western Ridge . . . . . .              318       95%   98%    95%    91%   90%    N/A   N/A    N/A
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                           652       94%   96%    95%    91%   90%     0%    0%     0%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----





                                                             2001                      2000
                             Company's   Number   ----------------------------------------------------
                            Percentage     of        at    at     at     at    at     at    at     at
Location/Community           Ownership    Units    12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
------------------          ----------   -------   ----- -----  ----- ------ -----  ----------- ------
Atlanta, GA
 AMLI:
  at Clairmont. . . . . . . .              288       94%   92%    95%    97%   88%    93%   96%    97%
  at Killian Creek. . . . . .              256       87%   92%    93%    97%   97%    95%   96%    97%
  at Park Creek . . . . . . .              200       85%   83%    91%    93%   93%    95%   91%    95%
  at Peachtree City . . . . .              N/A       N/A   N/A    N/A    N/A   N/A    N/A   N/A    94%
  at Towne Creek. . . . . . .              150       89%   93%    90%    89%   91%    93%   93%    93%
  on Spring Creek . . . . . .            1,180       90%   90%    94%    92%   94%    90%   92%    90%
  at Vinings. . . . . . . . .              360       91%   90%    93%    95%   94%    96%   95%    89%
  at West Paces . . . . . . .              337       94%   94%    93%    93%   90%    90%   95%    92%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         2,771       90%   91%    93%    93%   93%    92%   93%    92%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----

Kansas City, KS
 AMLI:
   at Alvamar . . . . . . . .              N/A       N/A   N/A    93%    86%   93%    92%   92%    86%
   at Centennial Park . . . .              170       92%   96%    88%    86%   91%    81%   89%    84%
   at Lexington Farms . . . .              404       92%   92%    93%    91%   81%    87%   90%    91%
   at Regents Center. . . . .              424       88%   94%    93%    89%   82%    87%   89%    92%
   at Town Center . . . . . .              156       90%   96%    90%    87%   88%    87%   87%    83%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,154       90%   94%    92%    89%   85%    87%   89%    89%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
Indianapolis, IN
 AMLI:
   at Conner Farms. . . . . .              300       89%   92%    93%    89%   89%    93%   94%    94%
   at Eagle Creek . . . . . .              240       88%   90%    93%    93%   93%    93%   93%    94%
   at Riverbend . . . . . . .              996       90%   94%    90%    83%   84%    89%   84%    79%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,536       90%   92%    91%    86%   87%    90%   87%    84%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
Chicago, IL
 AMLI:
   at Poplar Creek. . . . . .              196       94%   95%    94%    96%   99%    96%   93%    99%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----

DENVER, CO
 AMLI:
   at Gateway Park. . . . . .              328       85%   91%    93%    85%   N/A    N/A   N/A    N/A
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                        12,247     90.7% 92.1%  92.4%  91.3% 91.2%  92.5% 92.5%  91.7%
                                        ======     ===== =====  =====  ===== =====  ===== =====  =====




                                                             2001                      2000
                             Company's   Number   ----------------------------------------------------
                            Percentage     of        at    at     at     at    at     at    at     at
Location/Community           Ownership    Units    12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
------------------          ----------   -------   ----- -----  ----- ------ -----  ----------- ------

Co-investment Communities:
--------------------------
Atlanta, GA
 AMLI:
   at Barrett Lakes . . . . .   35%        446       85%   94%    92%    94%   97%    96%   95%    96%
   at Northwinds. . . . . . .   35%        800       93%   92%    95%    93%   95%    94%   96%    96%
   at Pleasant Hill . . . . .   N/A        N/A       N/A   N/A    N/A    N/A   N/A    N/A   97%    97%
   at River Park. . . . . . .   40%        222       94%   89%    91%    96%   93%    98%   98%    93%
   at Willeo Creek. . . . . .   30%        242       91%   84%    91%    98%   94%    96%   92%    95%
   at Windward Park . . . . .   45%        328       87%   90%    91%    88%   90%    93%   93%    93%
   at Peachtree City. . . . .   20%        312       92%   92%    94%    89%   93%    96%   92%    N/A
                                                                                    lease lease
   at Lost Mountain . . . . .   75%        164       83%   93%    95%    95%   95%    up    up     N/A
                                                                             lease  lease lease
   at Park Bridge . . . . . .   25%        352       92%   93%    96%    95%   up     up    up     N/A
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         2,866       90%   91%    94%    93%   94%    95%   95%    95%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----

Chicago, IL
 AMLI:
   at Chevy Chase . . . . . .   33%        592       85%   91%    95%    95%   96%    97%   95%    97%
   at Danada Farms. . . . . .   10%        600       86%   87%    94%    96%   97%    95%   95%    93%
   at Fox Valley. . . . . . .   25%        272       83%   92%    93%    94%   90%    95%   97%    92%
   at Willowbrook . . . . . .   N/A        N/A       N/A   N/A    93%    93%   95%    95%   96%    90%
   at Windbrooke. . . . . . .   15%        236       86%   95%    97%    96%   97%    98%   95%    98%
                                                                                                 lease
   at Oakhurst North. . . . .   25%        464       80%   86%    90%    93%   92%    91%   94%    up
                                                                                    lease lease  lease
   at St. Charles . . . . . .   25%        400       87%   84%    91%    89%   91%    up    up     up
   at Osprey Lake . . . . . .   69%        483       96%   93%    92%    87%   N/A    N/A   N/A    N/A
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                         3,047       86%   89%    93%    93%   94%    95%   95%    94%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
Indianapolis, IN
 AMLI:
   on Spring Mill . . . . . .  20%                                                               lease
                           residual        400       80%   81%    78%    80%   79%    85%   91%    up
                                                                                          lease  lease
   at Lake Clearwater . . . .  25%         216       84%   93%    94%    94%   96%    96%   up     up
                                                                             lease  lease lease  lease
   at Castle Creek. . . . . .  40%         276       91%   88%    91%    95%   up     up    up      up
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                           892       84%   86%    86%    88%   85%    89%   91%     0%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----




                                                             2001                      2000
                             Company's   Number   ----------------------------------------------------
                            Percentage     of        at    at     at     at    at     at    at     at
Location/Community           Ownership    Units    12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
------------------          ----------   -------   ----- -----  ----- ------ -----  ----------- ------

Kansas City, KS
 AMLI:
   at Regents Crest . . . . .   25%        476       86%   89%    92%    90%   83%    86%   87%    86%
                                                                                    lease lease  lease
   Creekside. . . . . . . . .   25%        224       91%   93%    88%    91%   93%    up    up     up
                                                                                    lease lease  lease
   at Wynnewood Farms . . . .   25%        232       88%   93%    92%    91%   88%    up    up     up
                                                         lease  lease  lease lease  lease lease
   at Summit Ridge. . . . . .   25%        432       91%   up     up     up    up     up    up     N/A
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,364       89%   91%    91%    91%   87%    86%   87%    86%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Dallas, TX
 AMLI:
   at Deerfield . . . . . . .   25%        240       93%   92%    95%    86%   90%    92%   82%    93%
   at Fossil Creek. . . . . .   25%        384       87%   95%    95%    94%   90%    92%   97%    94%
   at Oak Bend. . . . . . . .   40%        426       91%   96%    94%    93%   92%    94%   92%    90%
   on the Parkway . . . . . .   25%        240       91%   94%    92%    91%   89%    92%   94%    95%
   at Prestonwood Hills . . .   45%        272       89%   95%    97%    96%   94%    95%   92%    93%
   on Timberglen. . . . . . .   40%        260       95%   94%    94%    94%   95%    96%   96%    94%
   at Verandah. . . . . . . .   35%        538       93%   96%    94%    90%   90%    93%   95%    95%
   on Frankford . . . . . . .   45%        582       92%   93%    93%    94%   95%    94%   90%    N/A
   at Breckinridge Point. . .   45%        440       87%   89%    93%    93%   88%    91%   N/A    N/A
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                         3,382       91%   94%    94%    93%   92%    93%   92%    93%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Austin, TX
 AMLI:
   at Wells Branch. . . . . .   25%        576       88%   93%    87%    81%   86%    94%   93%    94%
   at Scofield Ridge. . . . .   45%        487       86%   90%    87%    80%   89%    93%   N/A    N/A
                                                                                    lease lease  lease
   at Monterey Oaks . . . . .   25%        430       92%   94%    88%    94%   93%    up    up     up
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,493       88%   92%    87%    88%   89%    93%   93%    94%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----





                                                             2001                      2000
                             Company's   Number   ----------------------------------------------------
                            Percentage     of        at    at     at     at    at     at    at     at
Location/Community           Ownership    Units    12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
------------------          ----------   -------   ----- -----  ----- ------ -----  ----------- ------

Houston, TX
 AMLI:
   at Champions Centre. . . .   15%        192       94%   93%    89%    95%   91%    94%   93%    94%
   at Champions Park. . . . .   15%        246       94%   92%    94%    90%   88%    87%   93%    96%
   at Greenwood Forest. . . .   15%        316       91%   93%    93%    87%   88%    92%   96%    94%
   Midtown. . . . . . . . . .   45%        419       90%   97%    96%    96%   96%    97%   96%    94%
   Towne Square . . . . . . .   45%        380       91%   96%    90%    95%   92%    N/A   N/A    N/A
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,553       92%   94%    93%    93%   91%    93%   95%    94%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Denver, CO
 AMLI:
   at Lowry Estates . . . . .   50%        414       91%   91%    88%    87%   89%    N/A   N/A    N/A
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Total co-investment
  communities . . . . . . . .           15,011     89.0% 91.5%  92.0%  91.7% 88.9%  93.5% 93.8%  93.9%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Total . . . . . . . . . . . .           27,258     89.8% 91.8%  92.2%  91.5% 90.0%  93.0% 93.1%  92.6%
                                       =======     ===== =====  =====  ===== =====  ===== =====  =====




ITEM 3.  LEGAL PROCEEDINGS

     None of the Company, the Operating Partnership, the Service Companies or the co-investment partnerships is presently subject to any material litigation nor, to the Company's knowledge, has any material litigation been threatened. The Company is a party to routine litigation and administrative proceedings arising in the ordinary course of business, most of which are expected to be covered by liability insurance and none of which individually or in the aggregate are expected to have a material effect on the Company.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 2001.


                                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common shares began trading on the NYSE on February 9, 1994, under the symbol "AML."  The following table sets forth the quarterly high and low sales prices per share as reported on the NYSE Composite
Tape by CompuServe and the dividends paid by the Company with respect to the periods noted.

                                                      2001                          2000
                                         -----------------------------  -----------------------------
                                                             Dividends                      Dividends
                                                             Per Share                      Per Share
                                           High        Low      (1)        High       Low      (1)
                                          ------      -----  ---------    ------     -----  ---------

  First Quarter . . . . . . . . . . .     $25.19     $21.00      $0.47    $22.38    $19.81      $0.46
  Second Quarter. . . . . . . . . . .      24.60      21.75       0.47     23.88     20.44       0.47
  Third Quarter . . . . . . . . . . .      24.90      22.80       0.48     25.25     23.50       0.47
  Fourth Quarter. . . . . . . . . . .      25.77      22.38       0.48     24.69     20.13       0.47


    (1)  The Company paid dividends with respect to these quarters in the quarter immediately following the calendar quarter in which the related cash flow from operations was generated.

    The number of beneficial holders of common shares at February 28, 2002 was approximately 10,000.




     Dividends are declared and paid in the second month following the end of the calendar quarter in which the related cash flow from operations is generated. On February 28, 2002, the last reported sale price of the common shares on the NYSE was $24.10 per share. On the same date, the Company had 17,850,659 common shares outstanding held by 318 shareholders of record.

     The Company's current dividend payment level equals an annual rate of $1.92 per common share. The Company anticipates that it will continue to make regular quarterly dividend payments. In 1999 the Company distributed approximately 90% of its taxable income and designated a portion of its dividends being paid during 2000 as a throw back dividend to 1999. In 2000 the Company distributed approximately 90% of its taxable income and has again designated a portion of its dividends paid during 2001 as a throw back dividend to 2000. In 2001, the Company distributed over 100% of its taxable income. Accordingly, no provision has been made for Federal income taxes for the Company. Dividends paid in 2001 were fully taxable (approximately 33% as capital gain and approximately 67% as ordinary income). The Company estimates that dividends to be paid in 2002 will also be fully taxable.

     Future distributions by the Company will be at the discretion of the Board of Trustees and will depend on the actual cash available for distribution and funds from operations of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as the Board of Trustees deems relevant. The annual dividend payments for calendar year 2001 (including the capital gain dividend) necessary for the company to maintain its status as a REIT are approximately $1.46 per share.

UNITS IN THE OPERATING PARTNERSHIP

     On April 17, 2000, the Operating Partnership issued 333,610 OP Units at a then-current value of $7.5 million, in exchange for multifamily residential apartment properties. The OP Units were issued solely to "accredited investors" within the meaning of Rule 501 of Regulation D, and the OP Units were issued in reliance upon the exemption from registration set forth in Regulation D.

     On January 29, 2001, the Operating Partnership issued 86,494 OP Units at a then-current value of $1.9 million, in exchange for multifamily residential apartment properties. The OP Units were issued solely to "accredited investors" in reliance upon the exemption set forth in Regulation D.

     On March 31, 2001, the Operating Partnership issued 40,136 OP Units at a then-current value of $0.9 million, in exchange for multifamily residential apartment properties. The OP Units were issued solely to "accredited investors' in reliance upon the exemption set forth in Regulation D.

     On August 6, 2001, the Operating Partnership issued 109,748 OP Units at a then-current value of $2.6 million, in exchange for multifamily residential apartment properties. The OP Units were issued solely to an "accredited investor" in reliance upon the exemption set forth in Regulation D.

PRIVATE PLACEMENT OF 800,000 SERIES D CUMULATIVE CONVERTIBLE REDEEMABLE PREFERRED SHARES OF BENEFICIAL INTEREST OF THE COMPANY

     On October 31, 2001, the Company completed a private placement of 800,000 Series D Cumulative Convertible Redeemable Preferred shares of beneficial interest to The Equitable Life Assurance Society of the United States. The aggregate offering price of such preferred shares was $20 million. Each preferred share is initially convertible into 0.9009 of the Company's common shares of beneficial interest at an exercise price of $27.75 per share. The Company relied on Regulation D to effectuate the private placement. The investor who purchased the preferred shares in the private placement is an institutional "accredited investor" within the meaning of Rule 501 of Regulation D.

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

                                                          HISTORICAL
                                           (dollars in thousands, except share data)
                               ----------------------------------------------------------------
                                       2001        2000        1999         1998        1997
                                    ----------  ----------  ----------   ----------  ----------
OPERATING DATA:
Total revenues. . . . . . . . . . . $  130,172     131,746     129,108      117,353      90,073
Gains from sales of residential
  properties. . . . . . . . . . . .     23,296      50,180      21,158        3,621       2,457
Income before minority interest
  and extraordinary item. . . . . .     53,654      90,095      61,071       34,697      28,926
Net income. . . . . . . . . . . . .     45,746      76,533      51,738       29,700      24,352
Net income attributable to
  common shares . . . . . . . . . .     38,791      69,476      44,457       24,825      22,449

Net income per common share
  - basic . . . . . . . . . . . . .       2.18        4.00        2.63         1.49        1.43
Net income per common share
  - diluted . . . . . . . . . . . .       2.12        3.59        2.46         1.49        1.43

BALANCE SHEET DATA:
Residential real estate, before
 accumulated depreciation . . . . .    802,414     748,345     729,325      739,764     653,947
Investments in partnerships . . . .    184,270     166,569     107,518       72,150      50,729
Total assets. . . . . . . . . . . .    919,002     865,991     804,618      785,592     679,978
Total debt. . . . . . . . . . . . .    399,309     385,981     369,541      367,370     333,250
Mandatorily redeemable convertible
  preferred shares. . . . . . . . .     93,287      74,144      74,144       74,162       --
Minority interest . . . . . . . . .     68,186      59,537      57,813       54,574      51,463
Shareholders' equity. . . . . . . .    330,277     325,795     282,897      268,692     270,439
OP Units owned by AMLI. . . . . . . 22,115,368  21,324,504  20,971,138   20,880,155  17,677,580
Total OP Units. . . . . . . . . . . 25,779,764  24,558,242  24,538,654   24,445,827  20,958,523





                                                          HISTORICAL
                                          (dollars in thousands, except per share data)
                               ----------------------------------------------------------------
                                       2001        2000        1999         1998        1997
                                    ----------  ----------  ----------   ----------  ----------
OTHER DATA:
Funds from operations (A) . . . . .     63,142      67,859      63,579       53,232      42,172
Operating earnings (B). . . . . . .     30,358      39,915      39,913       31,076      26,469
Cash dividends paid per common
  share . . . . . . . . . . . . . .       1.89        1.86        1.81         1.76        1.73
Net cash flow from operating
  activities. . . . . . . . . . . .     63,129      58,269      62,503       47,175      39,129
Net cash flow for investing
  activities. . . . . . . . . . . .    (44,534)    (26,448)    (22,014)    (121,935)   (170,900)
Net cash flow from (for) financing
  activities. . . . . . . . . . . .    (17,809)    (29,033)    (42,717)      73,630     127,156
Apartment homes (C) . . . . . . . .     12,569      12,191      12,715       14,278      14,138

UNCONSOLIDATED CO-INVESTMENT
 PARTNERSHIPS
Total revenues. . . . . . . . . . .    166,593     128,376      92,084       68,018      48,489
Residential real estate, before
  accumulated depreciation. . . . .  1,243,786   1,173,863     795,779      576,807     434,566
Total assets. . . . . . . . . . . .  1,184,528   1,112,991     772,897      557,265     423,234
Total debt. . . . . . . . . . . . .    489,912     471,753     320,355      263,520     224,799
Company's share of debt . . . . . .    186,842     170,654      99,068       71,802      59,045
Property EBITDA . . . . . . . . . .    102,128      78,209      56,342       40,684      28,626
Company's share of Property
  EBITDA (D). . . . . . . . . . . .     35,879      25,081      15,976       11,147       7,491
Apartment homes (C) . . . . . . . .     17,626      16,801      13,034       10,143       7,307


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

     (B) Operating earnings is net income before gains from sales of residential properties and allocation to minority interest.

     (C) Includes communities still under development at end of year.

     (D) Includes the Company's share of cash flows in excess of its ownership interest.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except share data and rental rates per unit)

     The following discussion is based primarily on the consolidated financial statements of AMLI Residential Properties Trust (the "Company" or "AMLI") as of December 31, 2001 and 2000 and for the years ended
December 31, 2001, 2000 and 1999. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

     As of December 31, 2001, the Company owned approximately 86% general partnership interest in AMLI Residential Properties, L.P. (the "Operating Partnership"), which holds the operating assets of the Company. The limited partners hold Operating Partnership units ("OP Units") that are convertible into common shares of the Company on a one-for-one basis, subject to certain limitations. During 2001, the Company repurchased 220,400 common shares of the total 500,000 shares authorized for repurchase. In addition, the Operating Partnership issued 569,988 OP Units for the acquisition of wholly-owned and co-investment communities. Furthermore, the Company privately placed 800,000 Series D Convertible Preferred shares at $25 per share that are convertible into 720,721 shares at $27.75 per share. The issue is redeemable by the Company after five years. The $19,144 net proceeds will be used to fund future acquisition and development opportunities and to reduce the Company's debt. In the interim, the proceeds were used to pay down the Company's borrowings on its unsecured line of credit. At December 31, 2001, the Company owned 22,115,368 OP Units including 4,275,000 Preferred OP Units and the limited partners owned 3,664,396 OP Units. The Company has qualified, and anticipates continuing to qualify, as a real estate investment trust ("REIT") for Federal income tax purposes.

     At December 31, 2001, the Company owned, or owned interests in, 27,258 apartment homes in stabilized communities and an additional 2,937 apartment homes under development or in lease-up.


CRITICAL ACCOUNTING AREAS

     ACCOUNTING FOR INVESTMENTS IN AND TRANSACTIONS WITH UNCONSOLIDATED PARTNERSHIPS

     In February 2002 the Company marked its eighth year as a public company traded on the NYSE. The Company has differentiated itself from other publicly-owned multi-family residential REITs in the manner and to the extent it conducts its business through co-investment with institutional investors. The Company had operated successfully by co-investing as a private company in the years prior to 1994. The Company started in 1994 with 8,632 apartment homes; all but 425 of these were wholly-owned. At December 31, 2001, the Company's wholly-owned portfolio had grown to 12,569 units, and its co-investment portfolio had grown to 17,626 units.

     Because the Company does not control these partnerships (the Company shares decision making authority over all major decisions with various co-investment partners), the Company's investments in these partnerships are appropriately accounted for using the equity method of accounting. This presentation, while required under generally accepted accounting principles, keeps more than half of the Company's assets and debt (and all of the Company's co-investment partners' equity) "off balance sheet."

     The condensed combined financial information for the Company and its co-investment partnerships at and for the year ended December 31, 2001, as shown below, is presented as supplementary information intended to provide a better understanding of the Company's financial position.

     The information presented in the following table includes the unconsolidated co-investment partnerships at 100%.

                                                         Company
                                           Effect of     and Co-
                                Consol-    Combining    Investment
                                idated     Co-Invest-    Partner-
                               Company     ment Part-     ships
                               ("GAAP")    nerships     (Combined)
                               --------    ----------   ----------
Rental apartments              $744,411     1,118,490    1,862,901
Accumulated depreciation       (107,139)      (97,229)    (204,368)
                               --------     ---------    ---------
                                637,272     1,021,261    1,658,533
Land and rental communities
 under development               58,003       125,296      183,299
Investments in co-investment
 partnerships                   184,270      (184,270)       --
Other, net                       11,514        (9,455)       2,059
                               --------     ---------    ---------
                                891,059       952,832    1,843,891
Debt - Company's share         (399,309)     (186,842)    (586,151)
Debt - partners' share            --         (303,070)    (303,070)
                               --------     ---------    ---------
Total net assets                491,750       462,920      954,670
Partners' share of net assets     --         (462,920)    (462,920)
                               --------     ---------    ---------
Company's share of net assets  $491,750         --         491,750
                               ========     =========    =========
Debt to total capitalization -
 undepreciated book value         38.1%
                               ========

     The information presented in the following table includes AMLI's proportionate share of unconsolidated co-investment partnership.

                                                       Company and
                                Consol-     Share of   Share of Co-
                                idated     Co-Invest-   Investment
                               Company     ment Part-  Partnerships
                               ("GAAP")    nerships     (Combined)
                               --------    ----------  ------------
Rental apartments              $744,411       370,165    1,114,576
Accumulated depreciation       (107,139)      (27,913)    (135,052)
                               --------     ---------    ---------
                                637,272       342,252      979,524
Land and rental communities
 under development               58,003        31,085       89,088
Investments in co-investment
 partnerships                   184,270      (184,270)       --
Other, net                       11,514        (2,225)       9,289
                               --------     ---------    ---------
                                891,059       186,842    1,077,901
Debt - Company's share         (399,309)     (186,842)    (586,151)
                               --------     ---------    ---------
Company's share of net assets  $491,750         --         491,750
                               ========     =========    =========
Debt to total capitalization -
 undepreciated book value         38.1%                      48.0%
                               ========                  =========

     The Company conducts business through its co-investment partnerships in the same way it conducts the business of its wholly-owned properties. The Company is compensated in a variety of ways for the services it provides to these co-investment partnerships or AMLI's partners. Most of the accounting policies that are deemed to be Critical Accounting Policies relate to accounting for this compensation, which includes, among other fees, acquisition fees, disposition fees, development fees, asset management fees and promoted interest earned by the Operating Partnership and construction and property management fees earned by the Company's unconsolidated 95%-owned service company subsidiaries, which are also accounted for using the equity method of accounting.

     In general, fees are recognized upon completion of the earnings process regardless of the timing of the receipt of cash. For instance, acquisition and disposition fees are recognized only upon completion of an acquisition or disposition of property on behalf of a co-investment partnership, and asset management and property management fees are recognized as they are earned as services are provided. Development and construction fees are recognized using the percentage of completion method (e.g., 40% of total development fees are recognized when 40% of total costs are incurred). Payment of a portion of development fees earned may, in some instances, be deferred until completion of development and lease-up. Absent indications of inability to complete development or lease-up, this payment deferral does not necessitate deferral of development fee income as recognized on the percentage of completion method. At December 31, 2001 and 2000, total development fees earned but not yet collected totaled $1,267 and $3,223, respectively, and are included in Other Assets in the accompanying Consolidated Balance Sheets at December 31, 2001 and 2000.

     That portion of any fees earned from a co-investment partnership is eliminated to the extent of the Company's ownership interest, (that is, AMLI does not recognize as income). For instance, if the Company earns a $400 acquisition fee, which is earned from a partnership in which it holds a 25% ownership interest, only $300 in fee income is recognized. Because the partnership has incurred $400 of cost and capitalized this fee as part of its property acquisition cost, the Company's share of equity on the books of this partnership will exceed its investment in this partnership by $100. The eliminated fees and the other differences are being taken into earnings over 40 years as the underlying properties are depreciated over their estimated useful lives.

     Details of these differences between the Company's aggregate investment in partnerships and its aggregate share of equity as recorded on the books of these partnerships, net of accumulated amortization, are as follows at December 31, 2001:

           Total equity per partnerships        $188,551
               Capitalized interest                4,013
               Eliminated fees                    (5,467)
               Other                              (2,827)
                                                --------
           Total investments in partnerships    $184,270
                                                ========

     The Company capitalizes interest relating to its investments to the extent that qualified assets of each partnership (those under development) exceed debt of that partnership. Most of the $4,013 in capitalized interest relates to the Company's capital contributions, which funded its share of the development costs of properties owned by unleveraged partnerships. Capitalized interest is being amortized against earnings over 40 years.

     PROMOTED INTERESTS

     In most of the co-investment partnerships, the Company is entitled to an increased share of any cash flow after the Company and its co-investment partners have received distributions equal to their original cash contributions plus a minimum return on their contributions. The Company views these "promoted interests" as "back end" compensation for having managed successful investments for its partners. The promoted interest amounts are recognized in income when received in cash. Most of this additional compensation is recognized following the completion of the investment (i.e., sale of the property and distribution of the sale proceeds), although receipt of cash and recognition of income can occur earlier, as happened in February 2002 upon the refinancing of AMLI at Windbrooke, a co-investment property. This property, acquired in 1995 for $17,775, had increased in value by more than $8,000 as of the February 2002 maturity of its original $11,500, 9.24% loan. On February 4, 2002, the Company received $1,545 as its share of refinancing proceeds from the placement of a new $20,800, 6.56% first mortgage loan on the property.

     The Company's co-investment partner's $8,023 share of the distribution returned all original capital contribution plus, when taken together with prior distributions of operating cash flow, the minimum return hurdle of the partnership. As a result, notwithstanding the Company's original 15% interest in this partnership, the Company will, in general, be receiving future cash flows in excess of AMLI's ownership interest. This means that even after the additional debt service, the Company anticipates that its share of future annual cash flows will be greater in 2002 than it was in 2001.

     Promoted interests recognized from the sales of AMLI at Pleasant Hill in 2000 and AMLI at Willowbrook in 2001 contributed $0.05 and $0.07 per share, respectively, to FFO and operating earnings in those years.

     ACCOUNTING FOR INVESTMENTS IN AND TRANSACTIONS WITH UNCONSOLIDATED SERVICE COMPANY SUBSIDIARIES

     Each of the service company subsidiaries (collectively the "Service Companies") is a taxable REIT subsidiary ("TRS") established to provide services for fees, primarily to the Company and its co-investment partnerships. Through its 95% economic ownership of these subsidiaries, the Company is able to participate in the costs and benefits of value-added activities which would be impermissible for a REIT to undertake directly. The Company eliminates fee income generated by the Service Companies to the extent of the Company's interest in the respective co-investment partnerships.

     Capital needs of the Service Companies since the Company's initial public offering in 1994 have resulted primarily from (1) working capital requirements associated with construction activities undertaken on behalf of the Company and its co-investment partnerships, (2) costs of management information systems development, especially in 2001, to give the management company the scalable systems needed to accommodate future growth, and (3) costs of real estate acquired.

     AMLI Management Company ("AMC") capitalizes costs of hardware and software acquired and installed and also capitalizes internal costs associated with software development, and amortizes all such costs over five years. Some accounting judgment is required in the determination of the costs appropriate for capitalization and in the determination of the appropriateness of the period over which such costs are amortized. Total deferred information technology costs of AMC, net of accumulated amortization, are approximately $8,384 at December 31, 2001.

     In conjunction with the Company's land acquisition activities, Amrescon has acquired land that cannot or will not be developed for multi-family development/investment purposes. In 2001, Amrescon has also commenced participation in two joint ventures, which will build multifamily developments intended for sale at or near completion. The Company recorded $2,506 as its after-tax share of gains from Amrescon's land sales in 2000, but has not recorded any significant gain or loss in 2001 and currently anticipates no significant gain from sales of Amrescon's land or developments in 2002.

     COST CAPITALIZATION

     The Company capitalizes costs associated with developing real estate and significant costs incurred to improve or replace components of completed properties. Details of costs capitalized and expensed are provided later in this discussion. There is diversity in accounting policies adopted by the real estate industry. The Company is of the opinion that its policies are generally consistent with industry practice. One exception is that the Company expenses the cost of exterior painting of existing communities. The American Institute of Certified Public Accountants is in the process of developing additional formal guidance regarding cost capitalization. Such new rules may, if and when adopted, cause certain capitalized real estate development-related costs to be expensed.

     VALUE OF LAND

     The Company's inventory of land is carried at cost, but not in excess of fair market value. Accounting judgment is required to value the land appropriately in instances in which cost may exceed net realizable value. Late in 2001, most of the land in Texas which the Company had intended to develop, was determined as not worth its carrying value. Accordingly, the Company recorded a $2,086 provision for loss to appropriately state this land at its estimated fair market value.

RESULTS OF OPERATIONS

     The increase in property revenues and property operating expenses resulted from moderate increases at the Company's same store communities. The increases from acquisitions of new communities and stabilization of a newly-constructed community was offset by sales of older communities during the periods reported. Since January 1, 2000, the Company has sold seven stabilized communities containing a total of 2,676 apartment homes. During the same period, the Company has acquired a total of 2,208 units in seven stabilized communities. All of these acquisitions completed deferred third-party exchanges for Federal income tax purposes. In addition, a 200-unit phase to an existing community has stabilized in 2001. Property operations from wholly-owned assets for the twelve months ended
December 31, 2001 and 2000 are summarized as follows:

                                                        Increase
                                    2001      2000     (Decrease)
                                  --------  --------   ----------
TOTAL WHOLLY-OWNED
PROPERTY REVENUES
------------------
Same communities. . . . . . . . . $ 91,293    88,598       2,695
New communities . . . . . . . . .    1,983     1,273         710
Acquisition communities . . . . .   17,078     6,739      10,339
Communities contributed
 to ventures/sold . . . . . . . .    4,488    16,279     (11,791)
                                  --------  --------    --------
    Total . . . . . . . . . . . . $114,842   112,889       1,953
                                  ========  ========    ========

                                                        Increase
                                    2001      2000     (Decrease)
                                  --------  --------   ----------
TOTAL WHOLLY-OWNED PROPERTY
OPERATING EXPENSES
---------------------------
Same communities. . . . . . . . . $ 35,425    33,842       1,583
New communities . . . . . . . . .      775       601         174
Acquisition communities . . . . .    7,030     2,543       4,487
Communities contributed
 to ventures/sold . . . . . . . .    1,974     6,402      (4,428)
                                  --------  --------    --------
    Total . . . . . . . . . . . . $ 45,204    43,388       1,816
                                  ========  ========    ========

TOTAL WHOLLY-OWNED PROPERTY
NET OPERATING INCOME
---------------------------
Same communities. . . . . . . . . $ 55,868    54,756       1,112
New communities . . . . . . . . .    1,208       672         536
Acquisition communities . . . . .   10,048     4,196       5,852
Communities contributed
 to ventures/sold . . . . . . . .    2,514     9,877      (7,363)
                                  --------  --------    --------
    Total . . . . . . . . . . . . $ 69,638    69,501         137
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

     Income from partnerships increased as a result of the Company's investment in eight co-investment partnerships which have acquired eight stabilized communities in 2000 and 2001. A 312-unit community, which was a wholly-owned community, was acquired by a 20% owned co-investment partnership. The communities are as follows:

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
                                                                =====

     In addition, the Company, through joint ventures with institutional investors, has completed or has under development and begun rental operations of thirteen communities. Eight communities with a total of 2,238 units were stabilized in 2000. Three communities with a total of 1,060 units were stabilized in 2001. Two communities, containing a total of 700 apartment homes, are in lease-up as of December 31, 2001 and are anticipated to reach stabilization in 2002.

     The Company sold one co-investment community containing 502 apartment homes in 2000 and another containing 488 apartment homes in 2001. These sales partially reduced the overall revenue growth of the co-investment communities. Property operations for all co-investment properties for the twelve months ended December 31, 2001 and 2000 are summarized as follows:

                                                        Increase
                                    2001      2000     (Decrease)
                                  --------  --------   ----------
TOTAL CO-INVESTMENT
PROPERTY REVENUES
-------------------
Same communities. . . . . . . . . $ 81,355    80,803         552
New communities . . . . . . . . .   24,909    16,176       8,733
Development and/or lease-up
 communities. . . . . . . . . . .   12,432     3,110       9,322
Acquisition communities . . . . .   39,824    15,422      24,402
Communities contributed
 to ventures/sold . . . . . . . .    7,102    11,642      (4,540)
                                  --------  --------    --------
    Total . . . . . . . . . . . . $165,622   127,153      38,469
                                  ========  ========    ========

Company's share of co-invest-
 ment total revenues. . . . . . . $ 52,768    36,777      15,991
                                  ========  ========    ========

TOTAL CO-INVESTMENT
PROPERTY OPERATING EXPENSES
---------------------------
Same communities. . . . . . . . . $ 31,052    30,254         798
New communities . . . . . . . . .    9,117     7,454       1,663
Development and/or lease-up
 communities. . . . . . . . . . .    5,353     1,804       3,549
Acquisition communities . . . . .   15,625     5,772       9,853
Communities contributed
 to ventures/sold . . . . . . . .    2,347     3,660      (1,313)
                                  --------  --------    --------
    Total . . . . . . . . . . . . $ 63,494    48,944      14,550
                                  ========  ========    ========
Company's share of co-invest-
 ment total expenses. . . . . . . $ 18,951    13,916       5,035
                                  ========  ========    ========

TOTAL CO-INVESTMENT PROPERTY
NET OPERATING INCOME
----------------------------
Same communities. . . . . . . . . $ 50,303    50,549        (246)
New communities . . . . . . . . .   15,792     8,722       7,070
Development and/or lease-up
 communities. . . . . . . . . . .    7,079     1,306       5,773
Acquisition communities . . . . .   24,199     9,650      14,549
Communities contributed
 to ventures/sold . . . . . . . .    4,755     7,982      (3,227)
                                  --------  --------    --------
    Total . . . . . . . . . . . . $102,128    78,209      23,919
                                  ========  ========    ========
Company's share of co-invest-
 ment total net operating
 income and cash flow in excess
 of ownership interest. . . . . . $ 35,879    25,081      10,798
                                  ========  ========    ========

     For the year ended December 31, 2001, total revenues were $130,172 and net income including gains of $23,296 from sales of three wholly-owned residential properties and one co-investment property was $45,746. For the year ended December 31, 2000, total revenues were $131,746 and net income which included gains of $50,180 from sales of four wholly-owned residential properties and one co-investment property was $76,533. For the year ended December 31, 2001, basic earnings per common share decreased to $2.18 (including $1.09 per share from the sales of residential properties) from $4.00 (including $2.42 per share from the sales of residential properties) in the year earlier period. For the year ended December 31, 2001, diluted earnings per common share decreased to $2.12 (including $1.04 per share of gains from the sales of residential properties) from $3.59 (including $2.02 per share of gains from sales of residential properties) for the year ended December 31, 2000.

     On a "same community" basis, weighted average occupancy of the wholly-owned apartment homes was 91.8% for the years ended December 31, 2001 and 2000. Weighted average collected rental rates increased by 3.0% to $792 from $769 per unit per month for the years ended December 31, 2001 and 2000, respectively. Including co-investment communities, weighted average occupancy of the apartment homes decreased to 92.0% for the year ended December 31, 2001 from 92.7% in the prior year, and weighted average collected rental rates increased by 3.0% to $834 from $810 per unit per month for the years ended December 31, 2001 and 2000, respectively.

OPERATING EARNINGS PER SHARE

     Most publicly traded real estate companies have been reporting funds from operations ("FFO") as a primary supplemental measurement of earnings. In broad terms, but subject to many exceptions that unfortunately are not consistently applied by all REITs, the industry moved from net income under GAAP to FFO by excluding the results of sales of investment property and real estate depreciation expense. Many industry analysts have recently advocated the use of a new supplemental earnings measurement, operating earnings, in an attempt to narrow the differences. This alternative to FFO resembles GAAP net income, although it still excludes gains or losses on sales of investment properties.

     The following shows the relationship among FFO, operating earnings and net income.

                                    2001          2000
                                  --------      --------

   FFO. . . . . . . . . . . .     $ 63,142        67,859
   Depreciation expense (1) .       32,784        27,944
                                  --------      --------
   Operating earnings . . . .       30,358        39,915
   Gains on sales (1) . . . .       23,296        50,180
                                  --------      --------
   Net income (2) . . . . . .     $ 53,654        90,095
                                  ========      ========

     (1)  Including share from co-investments.

     (2)  Before allocation to minority interest.

COMPARISON OF YEAR ENDED DECEMBER 31, 2001 TO YEAR ENDED DECEMBER 31, 2000

     Income before minority interest decreased to $53,654 for the year ended December 31, 2001 from $90,095 for the year ended December 31, 2000 as follows:
                                                        Increase
                                    2001      2000     (Decrease)
                                  --------  --------   ----------

Property revenues . . . . . . . . $114,842   112,889       1,953
Other income. . . . . . . . . . .   15,330    18,857      (3,527)
                                  --------  --------    --------
    Total revenues. . . . . . . .  130,172   131,746      (1,574)
                                  --------  --------    --------
Property operating expenses . . .   45,204    43,388       1,816
Interest expense. . . . . . . . .   25,461    24,695         766
Depreciation and amortization . .   21,831    19,992       1,839
Provision for loss on land held
  for development or sale . . . .    2,086     --          2,086
General and administrative. . . .    5,232     3,756       1,476
                                  --------  --------    --------
                                    99,814    91,831       7,983
                                  --------  --------    --------
Income before gains on sales
  and minority interest . . . . .   30,358    39,915      (9,557)

Gains on sales of residential
  properties. . . . . . . . . . .   23,296    50,180     (26,884)
                                  --------  --------    --------

Income before minority interest .   53,654    90,095     (36,441)

Minority interest . . . . . . . .    7,908    13,562      (5,654)
                                  --------  --------    --------

Net income. . . . . . . . . . . . $ 45,746    76,533     (30,787)
                                  ========  ========    ========

     The decrease in total revenues was largely from the decrease in the Company's share of income from the Service Companies, which in 2000 included after-tax gains on sales of non-residential land parcels of $2,506, offset in part by an increase in share of income from partnerships in 2001. Total property revenues increased by $1,953, or 1.7%. This increase in property revenues was primarily from moderate increases in same community revenues during 2001 compared to 2000. The increase in property revenues from the 2,208 apartment homes acquired in 2001 and stabilization of a 200-unit development community was offset by a decrease resulting from 2,676 apartment homes sold during this period. Other property revenues include increases in various fees charged to residents. On a same community basis total property revenues increased by $2,695, or 3.0%, and net operating income increased by $1,112, or 2.0%.

     The Company operates, owns and manages apartments in eight metropolitan areas. A combination of a moderate over-supply of rental apartments in the Company's markets coupled with a general business slow-down has contributed to overall growth in collected rents at less than the rate of inflation.

     Interest and share of income (loss) from the Service Companies decreased 102.3% to a loss of $117 from an income of $5,022. This decrease was primarily due to $2,506 in after-tax gains from sales of land parcels which benefited the Company in 2000 and decreased interest income as a result of the Service Companies' direct borrowings under the Company's line of credit. In addition, construction income was lower as a result of slower construction and development, and a $186 after-tax write-off of investment in an information technology company.

     During 2001, the Service Companies commenced or continued a variety of information technology system initiatives, most notably the implementation of an Enterprise Resource Planning ("ERP") system using the Oracle database. As of June 2001, the Company has discontinued using its predecessor General Ledger and Accounts Payable systems and has "gone live" with the ERP. Information technology expenditures incurred and capitalized during 2001 of approximately $6,500 will be depreciated over five years.
As a result of increased expenditures by AMC for information technology such as the ERP and other systems applications at the communities, AMC has increased the management fee it charges the Company for managing its wholly-owned properties to 3% from 2.5% effective July 1, 2001.

     Income from partnerships increased to $9,143 from $6,787, or 34.7%. This increase was a result of the acquisition of eight stabilized communities through eight new co-investment partnerships. In addition, thirteen new co-investment partnerships have invested in twelve development communities and a second phase to an existing stabilized community during 2001 and 2000. During 2001, three communities achieved stabilized operations, two communities were in lease-up and two others recently commenced rental operations. On a same community basis, total property revenues increased by $552, or 0.7%, and net operating income decreased by $246, or 0.5%.

     Other income decreased to $4,872 from $5,645, or 13.7%. This decrease is primarily due to lower acquisition and development fees as the Company's acquisition and development activities have slowed down. Other income includes $1,796 and $1,181 of the Company's share of sale proceeds as promoted interest from a sale of a co-investment community in each of 2001 and 2000, respectively.

     Property operating expenses increased by $1,816, or 4.2%. This increase is principally due to increases in exterior painting, personnel costs, property insurance and real estate tax expense. In addition, management fees increased as a result of a 20% increase in the fee rates. On a same community basis, property operating expenses increased by $1,201, or 4.7%.

     Interest expense, net of the amounts capitalized, increased to $25,461 from $24,695, or 3.1%. This is primarily due to a $785 expense relating to two interest rate swap contracts with a total notional amount of $20,000 that were marked-to-market in the third quarter of 2001. In addition, $1,204 of carrying costs on land parcels were no longer capitalized in 2001.

     In 2001, the Company provided for and recorded as expense a $2,086 allowance for possible loss on land inventory due to a decrease in value of some land parcels located in Texas.

     General and administrative expenses increased to $5,232 for the year ended December 31, 2001 from $3,756 for the year ended December 31, 2000. The increase is primarily due to costs attributable to abandoned projects and an investment in a Broadband high-speed Internet access business that were written off. Higher personnel costs due to increased number of employees and higher shareholder service expenses also contributed to the increase.

COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO YEAR ENDED DECEMBER 31, 1999

     Income before minority interest increased to $90,095 for the year ended December 31, 2000 from $61,071 for the year ended December 31, 1999 as follows:
                                                        Increase
                                    2000      1999     (Decrease)
                                  --------  --------   ----------

Property revenues . . . . . . . . $112,889   114,954      (2,065)
Other income. . . . . . . . . . .   18,857    14,154       4,703
                                  --------  --------    --------
    Total revenues. . . . . . . .  131,746   129,108       2,638
                                  --------  --------    --------

Property operating expenses . . .   43,388    44,348        (960)
Interest expense. . . . . . . . .   24,695    22,201       2,494
Depreciation and amortization . .   19,992    18,604       1,388
General and administrative. . . .    3,756     4,042        (286)
                                  --------  --------    --------
                                    91,831    89,195       2,636
                                  --------  --------    --------
Income before gains on sales and
  minority interest . . . . . . .   39,915    39,913           2

Gains on sales of residential
  properties. . . . . . . . . . .   50,180    21,158      29,022
                                  --------  --------    --------

Income before minority interest .   90,095    61,071      29,024

Minority interest . . . . . . . .   13,562     9,333       4,229
                                  --------  --------    --------

Net income. . . . . . . . . . . . $ 76,533    51,738      24,795
                                  ========  ========    ========

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

     Interest and share of income from the Service Companies increased 64.0% to $5,022 from $3,062. This was a result of $2,506 in after-tax gains from a Service Company's sales of six land parcels in 2000, offset by approximately $500 in after-tax expenses related to a third-party assessment of business processes and related technology initiatives and $53 in after-tax expense resulting from implementation of FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation."

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

     Other income increased to $5,645 from $5,126, or 10.1%. This increase is primarily due to $1,181 in incentive compensation in the form of a promoted interest received by the Company from the sale of AMLI at Pleasant Hill in 2000, compared to $554 in incentive compensation received in 1999 from the sale of AMLI at Prairie Court. In addition, development fees were lower in 2000 as the Company's development activities moderated in Dallas and Kansas City.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, the Company had $5,892 in cash and cash equivalents and $139,000 in availability under its $200,000 unsecured line of credit. The availability under the line of credit is based on total borrowings of $61,000, including $14,000 borrowed by an unconsolidated Service Company affiliate. The borrowings of the Service Company affiliate is guaranteed by the Company. Borrowings under the line of credit bear interest at a rate of LIBOR plus 1.05%. The Company has fixed the rate on up to $75,000 of borrowings on its line of credit at an average rate of 6.22% plus 1.05% under interest rate swap contracts. In September 2001, $20,000 of these interest rate swap contracts no longer hedge any exposure to floating rate debt.

     On June 6, 2001, the Company closed on the $140,000 ten-year 6.56% fixed-rate financing, which is secured by first mortgages on seven of the Company's previously unencumbered wholly-owned communities. The Company paid down its unsecured line of credit from the proceeds of this loan and concurrently reduced its unsecured line of credit to $200,000.

     At December 31, 2001, twelve of the Company's wholly-owned stabilized communities were unencumbered. There are no fixed-rate loans on wholly-owned communities with maturity dates prior to July 2003.

     Net cash flows provided by operating activities for the year ended December 31, 2001 increased to $63,129 from $58,269 for the year ended December 31, 2000. In 2001, the Company distributed over 100% of its taxable income. The increase was primarily due to increased distributions from co-investment partnerships, increased other income and a decrease in other assets, as a result of repayment of receivables from co-investment partnerships, offset in part by lower property net operating income and increased interest expense.

     Cash flows used in investing activities for the year ended
December 31, 2001 increased to $44,534 from $26,448 for the year ended December 31, 2000. The increase consisted primarily of increased acquisitions, increased advances to affiliates, primarily the Service Companies, lower net proceeds from sales of residential properties, offset primarily by lower investments in co-investment partnerships and lower expenditures for development, and capital expenditures for property improvements including rehab.

     Net cash flows used in financing activities for the year ended December 31, 2001 were $17,809, $11,224 lower than in 2000. In 2001, cash flows included $19,144 net proceeds from the private placement of convertible preferred shares and $2,271 from issuance of common shares from employee purchases, net of employee notes. These cash flows were offset in part by $4,884 used to repurchase 220,400 of the Company's common shares of beneficial interest and $4,119 less borrowings, net of repayments of its unsecured line of credit.

     The Company does not currently anticipate raising any significant public equity capital in the near term and expects to fund its acquisition and development activities by raising additional equity from its co-investment partners and by selectively selling properties. Operating cash flows in excess of dividends and additional borrowings on the Company's unsecured line of credit also are expected to fund these activities. In 2001, the Company generated $15,981 of funds from operations in excess of dividends paid.

     In January 2001 the Board of Trustees authorized the purchase of up to 500,000 of the Company's common shares of beneficial interest, which represents approximately 3% of the common shares outstanding. During 2001, the Company repurchased 220,400 shares at prices ranging from $21.72 to $23.00 per share.

     During 2001 the Company formed three co-investment partnerships having capital requirements totaling $74,032, of which AMLI's co-investment partners will contribute a total of $48,032. At December 31, 2001, AMLI's co-investment partners have contributed $19,188, and $28,844 is anticipated to be contributed in 2002. In addition, during 2001, the Company sold four communities, including one in a co-investment partnership, for aggregate net sales proceeds of $117,410, which generated net proceeds to the Company of $70,266. Substantially all of these proceeds were used to acquire four properties to complete tax deferred third-party exchanges for Federal income tax purposes.

     FFO is defined as net income (computed in accordance with GAAP), excluding extraordinary gains (losses) from debt restructurings and gains (losses) from sales of depreciable operating properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships, joint ventures and other affiliates. Adjustments for unconsolidated partnerships, joint ventures and other affiliates are calculated to reflect FFO on the same basis. FFO does not represent cash flows from operations, as defined by GAAP; is not indicative that cash flows are adequate to fund all cash needs; and is not to be considered an alternative to net income or any other GAAP measure as a measurement of the results of the Company's operations or the Company's cash flows or liquidity as defined by GAAP.

     FFO is widely accepted in measuring the performance of equity REITs. An understanding of the Company's FFO will enhance the reader's comprehension of the Company's results of operations and cash flows as presented in the financial statements and data included elsewhere herein.

     FFO for the years ended December 31, 2001, 2000 and 1999 is summarized as follows:
                                   2001          2000         1999
                                ----------    ----------   ----------
  Net income before minority
    interest                    $   53,654        90,095       61,071
  Depreciation                      21,080        19,558       18,194
  Share of co-investment
    partnerships' depreciation      11,289         7,971        5,057
  Share of Service Company's
    goodwill amortization              415           415          415
  Gains on sales of residential
    properties                     (23,296)      (50,180)     (21,158)
                                ----------    ----------   ----------
      FFO                       $   63,142        67,859       63,579
                                ==========    ==========   ==========
      Weighted average shares
        and units including
        dilutive shares         25,204,376    24,692,150   24,552,054
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

     The Company qualifies as a REIT under Section 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to Federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. In 1999, the Company distributed approximately 90% of its taxable income and has designated a portion of its dividends paid during 2000 as a throw back dividend to 1999. In 2000, the Company distributed approximately 90% of its taxable income and has again designated a portion of its dividends paid during 2001 as a throw back dividend to 2000. In 2001, the Company distributed over 100% of its taxable income. The Company's current dividend payment level equals an annual rate of $1.92 per common share, increased on October 29, 2001 from an annual rate of $1.88 per common share. All dividends paid in 2001 are fully taxable (approximately 67% as ordinary income and approximately 33% as capital gain).

     The Company has recorded no deferred taxes on gains for financial reporting purposes that have been deferred for income tax reporting purposes because the Company intends to distribute to its shareholders any deferred tax gain upon ultimate realization for income tax reporting purposes.

     The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, repayment of loans for construction, development and acquisition activities through the issuance of long-term secured and unsecured debt and additional equity securities of the Company (or OP Units). Through December 31, 2001, the Company has issued common and preferred shares that total approximately $128,467 leaving a balance of $71,533 that the Company may issue in the future under its shelf registration statement.

COMPANY INDEBTEDNESS

     The Company's debt as of December 31, 2001 includes $302,059 secured by first mortgages on eighteen of the wholly-owned communities and $9,500 floating-rate tax-exempt bonds secured by another community and is summarized as follows:
                          SUMMARY DEBT TABLE
                          ------------------

Type of              Weighted Average         Outstanding   Percent
Indebtedness           Interest Rate            Balance     of Total
------------         ----------------         -----------   --------

Fixed-Rate
Mortgages                  7.1%                 $302,059       75.6%

Tax-Exempt        Tax-exempt rate + 1.23%
Bonds (1)         Tax-exempt rate + 1.24%         50,250       12.6%

Line of
Credit (2)            LIBOR + 1.05%               47,000       11.8%
                                                --------      ------
     Total                                      $399,309      100.0%
                                                ========      ======
--------------------

(1) The tax-exempt bonds bear interest at variable tax-exempt rates that are adjusted weekly based on the remarketing of these bonds (1.35% for AMLI at Spring Creek and 1.36% for AMLI at Poplar Creek at February 4, 2002). The AMLI at Spring Creek bonds mature on
     October 1, 2024 and the related credit enhancement expires on October 15, 2002. The AMLI at Poplar Creek bonds mature on
     February 1, 2024 and the related credit enhancement expires on December 18, 2002.

(2) Amounts borrowed under the line of credit are due in 2003. The interest rate on up to $55,000 has been fixed pursuant to interest rate swap contracts. Additional interest rate swap contracts on $20,000 have been marked to the value of the related liability for payment which will extend through November 2002.


DEVELOPMENT ACTIVITIES

     At December 31, 2001, the Company had made capital contributions totaling $211,117 to its existing co-investment partnerships and anticipates funding substantially all of its remaining commitment (net of its share of co-investment debt) of $17,506 during 2002 to complete the 2,615 apartment homes being developed by co-investment partnerships.

     The Company owns land in Ft. Worth, Austin and Houston, Texas; Indianapolis, Indiana; and Kansas City, Kansas, being held for the development of an additional 4,792 apartment homes, or for sale. The Company has made earnest money deposits of $455 for four land parcels for development anticipated to be acquired in future years.

     In 2001 the Company has postponed active development planning for some of its land parcels in Houston and Forth Worth, Texas until conditions in those particular submarkets are more favorable for development. During 2001 the Company expensed $1,204 of costs associated with carrying these land parcels and provided $2,086 for estimated loss on these land parcels.

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

     During 2001, 2000 and 1999, a total of $5,951, $5,687 and $6,335, respectively, was spent on building repairs and maintenance (including contract services) and $2,238, $2,365 and $2,473, respectively, was spent on landscaping and grounds maintenance as follows:

                                          2001       2000      1999
                                         ------     ------    ------

   BUILDING REPAIRS AND MAINTENANCE
       Painting (exterior and interior)  $1,912      1,449     1,482
       Carpet and vinyl                     859        822       855
       Wallpaper and mini-blinds            161        191       202
       Carpentry, glass and hardware        343        298       321
       Heating and air-conditioning         164        163       182
       Plumbing                             279        318       338
       Appliances                           143        134       140
       Electrical                           145        153       161
       Parking lots/resurfacing             128        166       218
       Swimming pools and amenity areas     246        226       305
       Other repairs and maintenance        350        263       345

   CONTRACT SERVICES
       Property monitoring services         271        258       417
       Rubbish collection services          265        486       593
       Cleaning services                    444        445       441
       Pest control services                179        207       189
       Other services                        62        108       146
                                         ------      -----     -----

          Total                          $5,951      5,687     6,335
                                         ======      =====     =====

   LANDSCAPING AND GROUNDS MAINTENANCE
       Lawn maintenance                  $2,045      2,217     2,278
       All other                            193        148       195
                                         ------      -----     -----

          Total                          $2,238      2,365     2,473
                                         ======      =====     =====

     During 2001, 2000 and 1999, a total of $5,615, $4,688 and $4,366, respectively, was capitalized in accordance with the Company's policy, as follows:
                                          2001       2000      1999
                                         ------     ------    ------
       Carpet replacements               $2,166      2,097     1,838
       Major appliances                     280        303       447
       Clubhouse, amenities and
         business centers                   704      1,059     1,173
       Roof replacements                    791        291       239
       HVAC and plumbing                    276        381       239
       Landscaping improvements             604        --        --
       All other                            794        557       430
                                         ------      -----     -----
          Total                          $5,615      4,688     4,366
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

Parking lot repairs/resurfacing               expense          n/a

Repairs to amenity areas,
 including swimming pools                     expense          n/a

Vinyl                                         expense          n/a

All expenditures for acquiring
  or replacing ceiling fans,
  mini-blinds, air-conditioning
  compressors, garbage disposals, etc.        expense          n/a

                                            CAPITALIZE/    DEPRECIABLE
          EXPENDITURES                        EXPENSE     LIFE IN YEARS
          ------------                      -----------   -------------

Landscaping replacements                      expense          n/a

Replacement signage                           expense          n/a

Repairs to or refinishing of
  kitchen cabinetry                           expense          n/a

Equipment repairs (all types)                 expense          n/a

All interior painting                         expense          n/a

In general, the Company expenses any
  disbursement totaling less than $2.5

  * The current policy provides that most capitalizable additions will have a life of 15 years, except for the items of personal property, which have estimated lives of 5 years. Included in an acquisition budget may be some costs, which would otherwise be expensed, such as exterior painting; such items are being depreciated over 15 years.


REHAB EXPENDITURES

     The average age of AMLI's communities at December 31, 2001 was a little more than six years, lower than the average age of eight years at the time of its initial offering in 1994. The average age of the properties in its wholly-owned portfolio is approximately nine years, and the average age of the properties owned by co-investment partnerships is approximately five years. AMLI intends to maintain the average effective age of its portfolio in this same approximate range by continuing to:

     1.  develop new communities;
     2.  acquire newly-constructed communities;
     3.  sell selected older communities;
     4. rehab desirable, well-located older communities after they become 15-20 years old.

     AMLI has sold seventeen older communities in the eight years it has been a public company. AMLI's oldest community is now 17 years old. In September 1998, AMLI initiated its first community rehab since its Initial Offering by commencing the rehab of AMLI at Riverbend in Indianapolis. In 1999, the Company commenced the rehab of three additional communities:
AMLI at Spring Creek, Atlanta, AMLI of North Dallas and AMLI at Valley Ranch, Dallas. During 2001, the first phase rehabs have been completed and the second and final phase of the rehab at AMLI at Valley Ranch has begun. The Company expects to spend an additional $870 in 2002 to complete the rehab of AMLI at Valley Ranch. The Company has decided not to rehab additional phases of the other three communities. The table below shows rehab expenditures to date.
                                                                TOTAL
                                         2000       2001       THROUGH
     COMMUNITY                         ADDITIONS  ADDITIONS   12/31/01
     ---------                         ---------  ---------   --------
     AMLI:
      at Riverbend. . . . . . . . . .     $2,843        358      7,036
      at Spring Creek . . . . . . . .      2,514         94      3,565
      of North Dallas . . . . . . . .      1,322         57      3,128
      at Valley Ranch . . . . . . . .        780        805      2,294
                                          ------     ------     ------
          Total . . . . . . . . . . .     $7,459      1,314     16,023
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

     AMLI's larger properties were built in phases, and the rehabs of these larger properties are anticipated to be done in phases, each extending over periods not exceeding 24 months. The Company does not anticipate to start a new rehab in the near future.

INFLATION

     Inflation has been low. Virtually all apartment leases at the wholly-owned communities and co-investment communities are for six or twelve months' duration. This enables the Company to pass along inflationary increases in its operating expenses on a timely basis. Because the Company's property operating expenses (exclusive of depreciation and amortization) are approximately 39.4% of rental and other revenues, increased inflation typically results in comparable increases in income before interest and general and administrative expenses, so long as rental market conditions allow increases in rental rates while maintaining stable occupancy.

     An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At December 31, 2001, the Company's exposure (including the Company's proportionate share of its co-investment partnerships' expense) to rising interest rates was mitigated by the existing debt level of approximately 38.1% of the Company's total market capitalization (48.0% including the Company's share of co-investment partnerships' debt), the high percentage of intermediate-term fixed-rate debt (75.6% of total debt), and the use of interest rate swaps to effectively fix the interest rate on $30,000 through February 2003, $15,000 through September 2004 and $10,000 through October 2004 (13.8% of total debt). As a result, for the foreseeable future, increases in interest expense resulting from increasing inflation are anticipated to be less than future increases in income before interest and general and administrative expenses.

OTHER MATTERS

     On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

     As of January 1, 2001, the adoption of the new standards resulted in derivative instruments reported on the balance sheet as liabilities of $1,277, and as "Accumulated Other Comprehensive Income (Loss)" of $1,249, which are gains and losses not affecting retained earnings in the Consolidated Statement of Shareholders' Equity. As of December 31, 2001, as a result of significant declines in interest rates during 2001, the liabilities had increased by $2,447 to $3,724 and Accumulated Other Comprehensive Loss had increased by $3,045 to $4,294, which includes $1,413 of the Company's share of co-investment partnership's Other Comprehensive Loss. In September 2001, the Company marked-to-market $20,000 notional amount of interest rate swap contracts and, as a result, recognized additional interest expense of $785 at that time.

     The following table summarizes the notional amounts and approximate fair value of the Company's liability under existing interest rate swap contracts. The notional amounts at December 31, 2001, provide an indication of the extent of the Company's involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.
                                                 Cumula-
                                                  tive    Approximate
               Fixed                              Cash    Liability at
Notional       Rate     Term of     Contract      Paid,   December 31,
Amount          (1)     Contract    Maturity       Net      2001 (2)
--------       ------   --------    ---------    -------  ------------
$ 10,000(3)    6.216%    5 years     11/1/02     $  331           373
  10,000(3)    6.029%    5 years     11/1/02        257           357
  20,000       6.145%    5 years     2/15/03        616           875
  10,000       6.070%    5 years     2/18/03        279           442
  15,000       6.405%    5 years     9/20/04        362           989
  10,000       6.438%    5 years     10/4/04        223           688
--------                                         ------         -----
$ 75,000                                         $2,068         3,724
========                                         ======         =====

-----------

(1) The fixed rate for the swaps includes the swap spread (the risk component added to the Treasury yield to determine a fixed rate; excludes lender's spread).

(2) Represents the approximate amount which the Company would have paid as of December 31, 2001 to terminate these contracts. This amount was recorded as a liability in the accompanying Consolidated
     Balance Sheet as of December 31, 2001.

(3) These contracts were marked-to-market in 2001 and the Company recorded interest expense of $785 included in the accompanying Statement of Operations for the twelve months ended December 31, 2001.


     "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB No. 25, became effective July 1, 2000. The Service Companies recorded an after-tax charge against earnings of $182 and $53 for the twelve months ended December 31, 2001 and 2000, respectively, pursuant to the provisions of this statement.

     Statement of Financial Accounting Standards No. 142 "Accounting for Goodwill and Other Intangible Assets," issued in 2001, requires, among other things, that effective January 1, 2002 goodwill resulting from a business combination accounted for as a purchase no longer be amortized, but be subjected to ongoing impairment review. The only goodwill included in the accounts of the Company and its unconsolidated subsidiaries is recorded on the books of an unconsolidated subsidiary. This amount is being amortized using the straight-line method over the five-year period ended December 31, 2002. When the new accounting literature is implemented by the Company on the effective date, the remaining unamortized goodwill of $668 will not be charged to expense, so that the Company's share of income in 2002, net of tax effect, will be approximately $415 greater than would have otherwise been recorded had this change not been required.

     On July 19, 2001, the SEC issued interpretative guidance relating to the "Classification and Measurement of Redeemable Securities." This ruling requires, among other things, that preferred shares subject to redemption upon change in control (as is the case with both the Company's Series B Preferred Shares issued on February 20, 1998 and its Series D Preferred Shares issued on October 31, 2001) be classified outside of permanent equity. In accordance with the required implementation of this new requirement, the Company has restated its Consolidated Balance Sheet and Consolidated Statements of Shareholders' Equity from prior periods to reflect its Series B Preferred Shares outside of its permanent equity, starting with its annual report on Form 10-K reporting its financial position as of December 31, 2001 and 2000. The restatement of the Company's Consolidated Balance Sheet and Consolidated Statements of Shareholders' Equity has no effect on its income reported during these periods.

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Adoption of SFAS 144 is required for fiscal years beginning after December 15, 2001, and interim periods within those years, with early adoption encouraged. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed of" ("SFAS 121") and related literature and establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company will adopt SFAS 144 in the first quarter of 2002. The Company's adoption of SFAS 144 will have no impact on its consolidated financial statements.


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

     The Company's interest rate risk is monitored using a variety of techniques. The following table presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. The interest rate shown for the variable rate LIBOR debt excludes the effect of the Company's interest rate swaps on $47,000 of these borrowings.
                                                               Esti-
                                                               mated
                                               There-          Fair
                      2003     2004    2005    after   Total   Value
                    -------- -------  ------- ------- -------  ------

Fixed-rate debt . . $ 59,727   7,325   33,267 201,740 302,059 308,815
Average interest
 rate at December 31,
 2001 . . . . . . .     7.3%    7.7%     8.2%    6.9%    7.1%    7.0%

Variable-rate LIBOR
 debt . . . . . . .   47,000    --       --      --    47,000  47,000
Average interest
 rate at December 31,
 2001 . . . . . . .     3.0%    --       --      --      3.0%    3.0%
Variable-rate TENR
 debt . . . . . . .     --      --       --    50,250  50,250  50,250
Average interest
 rate at December 31,
 2001 . . . . . . .     --      --       --      3.9%    3.9%    3.9%
                    -------- -------  ------- ------- ------- -------
    Total . . . . . $106,727   7,325   33,267 251,990 399,309 406,065
                    ======== =======  ======= ======= ======= =======

     The table incorporates only those exposures that exist as of December 31, 2001; it does not consider those exposures or positions which could arise after that date. Moreover, because there were no firm commitments to actually sell these instruments at fair value at December 31, 2001, the information presented herein is merely an estimate and has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and future changes in the level of interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   AMLI RESIDENTIAL PROPERTIES TRUST

                                 INDEX


                                                               PAGE
                                                               ----

Independent Auditors' Report. . . . . . . . . . . . . . .        62

Consolidated Balance Sheets, December 31, 2001 and 2000 .        63

Consolidated Statements of Operations, years ended
  December 31, 2001, 2000 and 1999. . . . . . . . . . . .        65

Consolidated Statements of Shareholders' Equity,
  years ended December 31, 2001, 2000 and 1999. . . . . .        67

Consolidated Statements of Cash Flows, years ended
  December 31, 2001, 2000 and 1999. . . . . . . . . . . .        70

Notes to Consolidated Financial Statements. . . . . . . .        72


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

                     INDEPENDENT AUDITORS' REPORT


The Board of Trustees and Shareholders
AMLI Residential Properties Trust:


We have audited the accompanying consolidated balance sheets of AMLI Residential Properties Trust (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the management of the Company. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its previously issued consolidated balance sheet and consolidated statements of shareholders' equity to reflect its Series B Preferred Shares outside of its permanent equity for all periods presented.






                                                KPMG LLP


Chicago, Illinois
February 4, 2002


                                      AMLI RESIDENTIAL PROPERTIES TRUST

                                         CONSOLIDATED BALANCE SHEETS

                                         DECEMBER 31, 2001 AND 2000
                                  (Dollars in thousands, except share data)
                                                                              2001             2000
                                                                            --------         --------
ASSETS:

Rental apartments:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 99,784           91,242
  Depreciable property. . . . . . . . . . . . . . . . . . . . . . . .        644,627          604,081
                                                                            --------         --------
                                                                             744,411          695,323
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . .       (107,139)         (94,590)
                                                                            --------         --------
                                                                             637,272          600,733

Rental community under development. . . . . . . . . . . . . . . . . .         10,392            --

Land held for development or sale, net of $2,086 provision for loss
  at December 31, 2001. . . . . . . . . . . . . . . . . . . . . . . .         47,611           53,022

Investments in partnerships . . . . . . . . . . . . . . . . . . . . .        184,270          166,569

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .          5,892            5,106
Deferred expenses, net. . . . . . . . . . . . . . . . . . . . . . . .          3,836            3,425
Notes receivable from and advances to Service Companies . . . . . . .         17,323            4,857
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12,406           32,279
                                                                            --------         --------
          Total assets. . . . . . . . . . . . . . . . . . . . . . . .       $919,002          865,991
                                                                            ========         ========





                                      AMLI RESIDENTIAL PROPERTIES TRUST

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED


                                                                              2001             2000
                                                                            --------         --------

LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:

Debt (note 5) . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $399,309          385,981
Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . .          1,838            1,783
Accrued real estate taxes payable . . . . . . . . . . . . . . . . . .         12,270           10,806
Construction costs payable. . . . . . . . . . . . . . . . . . . . . .          4,079            1,501
Security deposits and prepaid rents . . . . . . . . . . . . . . . . .          2,656            2,507
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .          7,100            3,937
                                                                            --------         --------
     Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .        427,252          406,515
                                                                            --------         --------

Commitments and contingencies (note 9)

Mandatorily redeemable convertible preferred shares . . . . . . . . .         93,287           74,144

Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . .         68,186           59,537

SHAREHOLDERS' EQUITY:

Series A Cumulative Convertible Preferred shares of beneficial interest, $0.01 par value, 1,500,000 authorized, 1,200,000 issued and 350,000 outstanding (aggregate liquidation preference of $7,075
  and $7,073, respectively) . . . . . . . . . . . . . . . . . . . . .              4                4
Shares of beneficial interest, $0.01 par value, 145,375,000
  authorized, 17,840,368 and 17,849,504 common shares
  issued and outstanding, respectively. . . . . . . . . . . . . . . .            178              178
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . .        355,728          353,827
Employees' and Trustees' notes. . . . . . . . . . . . . . . . . . . .        (10,857)         (12,231)
Accumulated other comprehensive loss. . . . . . . . . . . . . . . . .         (4,294)           --
Dividends paid in excess of earnings. . . . . . . . . . . . . . . . .        (10,482)         (15,983)
                                                                            --------         --------

    Total shareholders' equity. . . . . . . . . . . . . . . . . . . .        330,277          325,795
                                                                            --------         --------

    Total liabilities and shareholders' equity. . . . . . . . . . . .       $919,002          865,991
                                                                            ========         ========

                        See accompanying notes to consolidated financial statements.

                                      AMLI RESIDENTIAL PROPERTIES TRUST

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                  (Dollars in thousands, except share data)
                                                             2001             2000            1999
                                                           --------         --------        --------
Revenues:
  Property:
    Rental. . . . . . . . . . . . . . . . . . . . .        $107,947          106,364         108,268
    Other . . . . . . . . . . . . . . . . . . . . .           6,895            6,525           6,686
  Interest and share of income (loss) from
    Service Companies . . . . . . . . . . . . . . .            (117)           5,022           3,062
  Other interest. . . . . . . . . . . . . . . . . .           1,432            1,403           1,683
  Income from partnerships. . . . . . . . . . . . .           9,361            6,787           4,283
  Other . . . . . . . . . . . . . . . . . . . . . .           4,654            5,645           5,126
                                                           --------         --------        --------
          Total revenues. . . . . . . . . . . . . .         130,172          131,746         129,108
                                                           --------         --------        --------
  Expenses:
    Property:
      Personnel . . . . . . . . . . . . . . . . . .          11,375           11,033          10,927
      Advertising and promotion . . . . . . . . . .           2,757            2,371           2,597
      Utilities . . . . . . . . . . . . . . . . . .           3,385            3,316           3,643
      Building repairs and maintenance and services           5,951            5,687           6,335
      Landscaping and grounds maintenance . . . . .           2,238            2,365           2,473
      Real estate taxes . . . . . . . . . . . . . .          14,036           13,386          13,266
      Insurance . . . . . . . . . . . . . . . . . .           1,226              906             816
      Property management fees. . . . . . . . . . .           3,159            2,822           2,875
      Other operating expenses. . . . . . . . . . .           1,077            1,502           1,416
    Interest. . . . . . . . . . . . . . . . . . . .          25,461           24,695          22,201
    Amortization of deferred costs. . . . . . . . .             751              434             410
    Depreciation. . . . . . . . . . . . . . . . . .          21,080           19,558          18,194
    Provision for loss on land held for development
      or sale . . . . . . . . . . . . . . . . . . .           2,086            --              --
    General and administrative. . . . . . . . . . .           5,232            3,756           4,042
                                                           --------         --------        --------
          Total expenses. . . . . . . . . . . . . .          99,814           91,831          89,195
                                                           --------         --------        --------
Income before gains on sales and minority
  interest. . . . . . . . . . . . . . . . . . . . .          30,358           39,915          39,913
Gains on sales of residential properties,
  including share of gains on sales of co-investment
  properties of $9,603, $6,800 and $1,663 in the
  years ended December 31, 2001, 2000 and 1999,
  respectively. . . . . . . . . . . . . . . . . . .          23,296           50,180          21,158
                                                           --------         --------        --------




                                      AMLI RESIDENTIAL PROPERTIES TRUST

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED


                                                             2001             2000            1999
                                                           --------         --------        --------

Income before minority interest . . . . . . . . . .          53,654           90,095          61,071
Minority interest . . . . . . . . . . . . . . . . .           7,908           13,562           9,333
                                                           --------         --------        --------
          Net income. . . . . . . . . . . . . . . .          45,746           76,533          51,738

Less income attributable to preferred shares. . . .           6,955            7,057           7,281
                                                           --------         --------        --------
          Net income attributable to
            common shares . . . . . . . . . . . . .        $ 38,791           69,476          44,457
                                                           ========         ========        ========

Net income per common share - basic . . . . . . . .        $   2.18             4.00            2.63
                                                           ========         ========        ========

Net income per common share - diluted . . . . . . .        $   2.12             3.59            2.46
                                                           ========         ========        ========

Dividends declared and paid per common share. . . .        $   1.89             1.86            1.81
                                                           ========         ========        ========





















                        See accompanying notes to consolidated financial statements.

                                        AMLI RESIDENTIAL PROPERTIES TRUST

                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                             (Dollars in thousands)
                                                                                Accumu-
                                                                                 lated
                          Shares of Beneficial Interest             Employees'   Other   Distribu-
                         ------------------------------- Additional    and      Compre-  tions in
                           Preferred   Common             Paid-in   Trustees'   hensive  Excess of
                            Shares     Shares     Amount  Capital     Notes      Loss     Earnings  Total
                           --------- ----------   ------ ---------- ----------  -------  --------- -------
Balance at December 31,
  1998. . . . . . . . . . .1,100,000 16,655,155   $  178   346,173    (10,668)    --      (66,991) 268,692

Comprehensive income:
 Net income . . . . . . . .    --         --         --      --         --        --       51,738   51,738
 Preferred share dividends
  paid. . . . . . . . . . .    --         --         --      --         --        --       (7,305)  (7,305)
                                                                                                   -------
Comprehensive income
 attributable to
 common shares. . . . . . .    --         --         --      --         --        --        --      44,433
                                                                                                   -------
Common shares distributions    --         --         --      --         --        --      (30,601) (30,601)

Shares issued in connection
 with:
  Executive Share Purchase
   Plan . . . . . . . . . .    --        37,271      --        779      --        --        --         779
  Units converted to shares    --        53,712        1       821      --        --        --         822
  Preferred shares converted
    to common shares. . . . (250,000)   250,000      --      --         --        --        --       --
  Employees' and Trustees'
    notes, net of repay-
    ments . . . . . . . . .    --         --         --      --        (1,332)    --        --      (1,332)
Reallocation of minority
  interest. . . . . . . . .    --         --         --        104      --        --        --         104
                           --------- ----------    -----   -------    -------   -------   -------  -------
Balance at December 31,
  1999. . . . . . . . . . .  850,000 16,996,138      179   347,877    (12,000)    --      (53,159) 282,897




                                        AMLI RESIDENTIAL PROPERTIES TRUST

                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - CONTINUED


                                                                                Accumu-
                                                                                 lated
                          Shares of Beneficial Interest             Employees'   Other   Distribu-
                         ------------------------------- Additional    and      Compre-  tions in
                           Preferred   Common             Paid-in   Trustees'   hensive  Excess of
                            Shares     Shares     Amount  Capital     Notes      Loss     Earnings  Total
                           --------- ----------   ------ ---------- ----------  -------  --------- -------
Comprehensive income:
 Net income . . . . . . . .    --         --         --      --         --        --       76,533   76,533
 Preferred share dividends
  paid. . . . . . . . . . .    --         --         --      --         --        --       (7,159)  (7,159)
                                                                                                   -------
Comprehensive income
 attributable to
 common shares. . . . . . .    --         --         --      --         --        --        --      69,374
                                                                                                   -------
Common share distributions.    --         --         --      --         --        --      (32,198) (32,198)

Shares issued in connection
 with:
  Executive Share Purchase
   Plan . . . . . . . . . .    --        11,421      --        249      --        --        --         249
  Options exercised . . . .    --         8,167      --        168      --        --        --         168
  Units converted to shares    --       333,778        3     5,711      --        --        --       5,714
  Employees' and Trustees'
   notes, net of repayments    --         --         --      --          (231)    --        --        (231)
Preferred shares converted
 to common shares . . . . . (500,000)   500,000      --      --         --        --        --       --
Reallocation of minority
  interest. . . . . . . . .    --         --         --       (178)     --        --         --       (178)
                           --------- ----------    -----   -------    -------   -------   -------  -------
Balance at December 31,
 2000 . . . . . . . . . . .  350,000 17,849,504      182   353,827    (12,231)    --      (15,983) 325,795





                                        AMLI RESIDENTIAL PROPERTIES TRUST

                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - CONTINUED


                                                                                Accumu-
                                                                                 lated
                          Shares of Beneficial Interest             Employees'   Other   Distribu-
                         ------------------------------- Additional    and      Compre-  tions in
                           Preferred   Common             Paid-in   Trustees'   hensive  Excess of
                            Shares     Shares     Amount  Capital     Notes      Loss     Earnings  Total
                           --------- ----------   ------ ---------- ----------  -------  --------- -------
Comprehensive income:
 Net income . . . . . . . .    --         --         --      --         --        --       45,746   45,746
 Preferred share dividends
  paid. . . . . . . . . . .    --         --         --      --         --        --       (6,568)  (6,568)
 Net cumulative effect
  adjustment of loss on
  derivative contracts. . .    --         --         --      --         --       (1,249)    --      (1,249)
 Current period loss on
  derivative contracts. . .    --         --         --      --         --       (3,045)    --      (3,045)
                                                                                                   -------
Comprehensive income
 attributable to
 common shares. . . . . . .    --         --         --      --         --        --        --      34,884
                                                                                                   -------
Common share distributions.    --         --         --      --         --        --      (33,677) (33,677)

Shares issued in connection
 with:
  Executive Share Purchase
   Plan . . . . . . . . . .    --        12,434      --        282      --        --        --         282
  Options exercised . . . .    --        59,500        1     1,114      --        --        --       1,115
  Units converted to shares    --       139,330        1     2,551      --        --        --       2,552
  Employees' and Trustees'
   notes, net of repayments    --         --         --      --         1,374     --        --       1,374
Shares repurchased. . . . .    --      (220,400)      (2)   (4,882)     --        --        --      (4,884)
Reallocation of minority
  interest. . . . . . . . .    --         --         --      2,836      --        --         --      2,836
                           --------- ----------    -----   -------    -------   -------   -------  -------
Balance at December 31,
 2001 . . . . . . . . . . .  350,000 17,840,368    $ 182   355,728    (10,857)   (4,294)  (10,482) 330,277
                           ========= ==========    =====  ========    =======   =======   =======  =======



                          See accompanying notes to consolidated financial statements.

                                      AMLI RESIDENTIAL PROPERTIES TRUST

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                           (Dollars in thousands)

                                                             2001             2000            1999
                                                           --------         --------        --------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . . . . .        $ 45,746           76,533          51,738
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization. . . . . . . . .          21,831           19,992          18,604
     Cash distributions from partnerships in excess
       of share of income . . . . . . . . . . . . .           6,389            4,445           4,978
     Gains on sales of residential properties . . .         (13,693)         (43,380)        (21,158)
     Gains on sales of land parcels . . . . . . . .           --                (130)           (281)
     Share of partnership gains on sales of
       residential properties . . . . . . . . . . .          (9,603)          (6,800)         (1,663)
     Provision for loss on land held for development
       or sale. . . . . . . . . . . . . . . . . . .           2,086            --              --
     Loss (income) from Service Companies . . . . .           1,063             (428)          1,254
     Minority interest. . . . . . . . . . . . . . .           7,908           13,562           9,333
     Other. . . . . . . . . . . . . . . . . . . . .           --               --                129
  Changes in assets and liabilities:
    Increase in deferred expenses . . . . . . . . .            (193)            (639)           (966)
    Decrease (increase) in other assets . . . . . .             535           (5,411)          1,098
    Increase (decrease) in accrued real estate taxes            575              454             (33)
    Increase (decrease) in accrued interest payable              55               40            (427)
    Increase (decrease) in tenant security deposits
      and prepaid rents . . . . . . . . . . . . . .             149             (300)           (613)
    Increase in other liabilities . . . . . . . . .             281              331             510
                                                          ---------        ---------       ---------
          Net cash provided by operating activities          63,129           58,269          62,503
                                                          ---------        ---------       ---------
Cash flows from investing activities:
  Net cash proceeds from sales of residential
    properties less $14,444 cash in deferred
    exchange escrow at December 31, 2000  . . . . .          59,799           85,480          49,114
  Net cash proceeds from sales of land parcels. . .           --                 305           1,451
  Investments in partnerships, net of Operating
    Partnership units issued. . . . . . . . . . . .          (8,605)         (52,976)        (30,800)
  Share of partnership net cash proceeds from
    sales of residential properties . . . . . . . .          10,467            5,904           3,250




                                      AMLI RESIDENTIAL PROPERTIES TRUST

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                             2001             2000            1999
                                                           --------         --------        --------
  (Advances to) repayments from affiliates. . . . .         (11,444)          36,484          (7,161)
  Earnest money deposits. . . . . . . . . . . . . .             590              792            (696)
  Acquisition properties, net of OP units issued
    in 2001 . . . . . . . . . . . . . . . . . . . .         (76,932)         (63,918)           (762)
  Capital expenditures - rehabs . . . . . . . . . .          (1,314)          (7,459)         (6,779)
  Capital expenditures - other. . . . . . . . . . .          (5,615)          (4,688)         (4,366)
  Properties under development, net of co-investors'
    share of costs. . . . . . . . . . . . . . . . .         (14,058)         (25,805)        (25,365)
  Increase (decrease) in construction costs payable           2,578             (567)            100
                                                          ---------        ---------       ---------
          Net cash used in investing activities . .         (44,534)         (26,448)        (22,014)
                                                          ---------        ---------       ---------
Cash flows from financing activities:
  Debt proceeds, net of financing costs . . . . . .         276,671          404,500         265,234
  Debt repayments . . . . . . . . . . . . . . . . .        (264,350)        (388,060)       (263,064)
  Proceeds from preferred shares offering,
    net of issuance costs . . . . . . . . . . . . .          19,144            --              --
  Proceeds from issuance of Executive Share
    Purchase Plan shares and Option Plan shares,
    net of Employees' and Trustees' notes . . . . .           2,771              186            (547)
  Repurchase of shares of beneficial interest -
    common shares . . . . . . . . . . . . . . . . .          (4,884)           --              --
  Distributions to partners . . . . . . . . . . . .          (6,916)          (6,302)         (6,434)
  Dividends paid. . . . . . . . . . . . . . . . . .         (40,245)         (39,357)        (37,906)
                                                          ---------        ---------       ---------
          Net cash used in financing activities . .         (17,809)         (29,033)        (42,717)
                                                          ---------        ---------       ---------
Net increase (decrease) in cash and cash equivalents            786            2,788          (2,228)
Cash and cash equivalents
  at beginning of year. . . . . . . . . . . . . . .           5,106            2,318           4,546
                                                          ---------        ---------       ---------
Cash and cash equivalents
  at end of year. . . . . . . . . . . . . . . . . .       $   5,892            5,106           2,318
                                                          =========        =========       =========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest,
    net of amount capitalized . . . . . . . . . . .       $  25,406           24,655          22,628
  OP units issued for the acquisition of properties           2,764            --              --
  OP units issued for the acquisition of a property
    in a co-investment partnership. . . . . . . . .           7,576            --              --
                                                          =========        =========       =========

                        See accompanying notes to consolidated financial statements.

                   AMLI RESIDENTIAL PROPERTIES TRUST

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
               (Dollars in thousands, except share data)


1.   ORGANIZATION AND BASIS OF PRESENTATION

     ORGANIZATION

     AMLI Residential Properties Trust ("AMLI" or the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), was formed on February 15, 1994 to continue and expand the multifamily property businesses previously conducted by Amli Realty Co. ("ARC") and its affiliates. The Company is the sole general partner of AMLI Residential Properties, L.P. (the "Operating Partnership") in which it holds an approximate 86% interest. All the properties and property interests are owned and operated through the Operating Partnership. The Company and its affiliates develop, acquire, lease, manage and hold for investment upscale residential apartment communities. At December 31, 2001, the Company owned or has ownership interest in 71 stabilized apartment communities containing 27,258 apartment units, and has under development or in lease-up 2,937 apartment homes in seven communities and an additional phase to an existing community. The Company qualifies as a REIT for Federal income tax purposes.

     BASIS OF PRESENTATION

     The accompanying consolidated financial statements are prepared using accounting principles generally accepted in the United States of America, and include the accounts of the Company and the Operating Partnership. Limited partnership interests in the Operating Partnership ("OP Units") are convertible into common shares of the Company on a one-for-one basis, subject to certain limitations (see note 8).

     AMLI Management Company ("AMC") and AMLI Institutional Advisors, Inc. ("AIA") are "C-Corp" affiliates of the Company which provide various services to the Company and co-investment partnerships in which the Company has an interest. The Company owns less than 5% of the voting common shares of these companies, which together are known as the Company's Service Companies and which have each elected to be treated as a taxable REIT subsidiary ("TRS") of the Company as of January 1, 2001. The Company has not changed the equity method of accounting for its investments in AMC and AIA as a result of the change in the structure of these Service Companies. Through preferred stock ownership, the Company is entitled to approximately 95% of the income and cash flow generated by these Service Companies.

     AMC provides property management and leasing services, and its wholly-owned affiliates, AMLI Corporate Homes ("ACH"), AMLI Residential
Construction LLC ("Amrescon"), and AMLI Landscape Co. ("ALC"), provide corporate home rental services, construction contracting and management services, and landscaping services, respectively. AIA provides institutional advisory services.

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

                   AMLI RESIDENTIAL PROPERTIES TRUST

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     REAL ESTATE ASSETS AND DEPRECIATION

     Real estate assets are stated at cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred; replacements having an estimated useful life of at least one year and betterments are capitalized and depreciated over their estimated useful lives.
Depreciation is computed on a straight-line basis over useful lives of the properties (buildings and related land improvements -- 40 years; furniture, fixtures and equipment -- 5 - 15 years). Nineteen apartment communities having an original undepreciated cost of $466,511 are pledged to secure debt (see note 5).

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

     At December 31, 2001, the Company was continuing the rehab of the second phase of AMLI at Valley Ranch. Starting in 1999 and through December 31, 2001, the Company has spent $2,294 on the rehab of this property and expects to spend an additional $870 in 2002 to complete the rehab.

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

     Losses in carrying values of investment assets are provided by management when the losses become apparent and the investment asset is considered impaired in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Management evaluates its investment properties at least quarterly to assess whether any impairment indications are present, comparing current net operating income as a percentage of cost to income capitalization rates. If any investment asset is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value. The Company has provided for losses on its land parcels held for future development or sale totaling $2,086, which is included in the accompanying consolidated financial statements.

                   AMLI RESIDENTIAL PROPERTIES TRUST

     PROPERTIES UNDER DEVELOPMENT

     All apartment homes in a new community or new phase that are under development or in lease-up are reported as "Rental communities under development" until the entire community or new phase is substantially complete and stabilized (generally 95% occupancy). Upon stabilization, all apartment homes in the community or new phase are reported as "Rental apartments." Regardless of whether 95% occupancy is achieved, a community or new phase will be reported as "Rental apartments" no later than six months following substantial completion of construction.

     During 2000 and 2001, the Company acquired seven land development parcels for a total cost of $25,322. The sites are located in Georgia, Texas, Illinois, Indiana and Kansas. The Company has commenced construction on four of these sites in 2000 and 2001. In 2002, the Company intends to convey the Indiana land to Amrescon at its cost for alternative development purposes. The Company anticipates commencing construction on the remaining sites in 2002 and 2003. The Company has postponed active development planning for some of its land parcels in Houston and Fort Worth, Texas until conditions in those particular submarkets are more favorable for development. At December 31, 2001, the Company's properties under development are as follows:

                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                                                                   TOTAL
                                                         NUMBER      NUMBER       TOTAL         ESTIMATED
                                                           OF          OF        EXPENDED       COSTS UPON
COMMUNITY                         LOCATION               ACRES       UNITS     THRU 12/31/01    COMPLETION
---------                         --------               ------      ------    -------------    ----------
Wholly-Owned:
 AMLI at Carmel Center            Carmel, IN                15         322         $ 10,392        28,400
                                                           ---       -----         --------      --------


Co-Investments
(Company Ownership Percentage):

 AMLI:
  at Mill Creek (25%)             Gwinnett County, GA       33         400           25,763        27,100
  at Milton Park (25%)            Alpharetta, GA            21         461           15,183        35,000
  at Kedron Village (20%)         Peachtree City, GA        21         216           15,812        20,200
  at Barrett Walk (25%)           Cobb County, GA           26         310            4,278        22,500
  at King's Harbor (25%)          Houston, TX               15         300           19,490        19,800
  at Cambridge Square (30%)       Overland Park, KS         21         408           27,894        32,200
  at Seven Bridges (20%)          Woodridge, IL             13         520           16,876        82,200
                                                           ---       -----         --------      --------

        Total co-investment
          development
          communities                                      150       2,615          125,296       239,000
                                                           ---       -----         --------      --------
        Total wholly-owned
          and co-investments                               165       2,937         $135,688       267,400
                                                           ===       =====         ========      ========




                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     LAND HELD FOR DEVELOPMENT OR SALE

     At December 31, 2001, the Company owns several parcels of land, which are currently being planned for development, being held for future development or being considered for sale.


                                                                                         TOTAL
                                                              NUMBER      NUMBER       CAPITALIZED
                                                                OF          OF           THROUGH
COMMUNITY                             LOCATION                ACRES       UNITS         12/31/01
---------                             --------                ------      ------       -----------
Wholly-Owned:

 AMLI:
  at Champions II (1) (2)             Houston, TX                14         288           $  2,593
  at Mesa Ridge (1) (2)               Ft. Worth, TX              27         520              4,140
  at Fossil Lake (1) (2)              Ft. Worth, TX              19         324              2,915
  at Fossil Creek IV-A (1) (2)        Ft. Worth, TX              15         240              2,160
  at Prairie Lakes I                  Noblesville, IN            17         228              1,160
  at Prairie Lakes II-IV              Noblesville, IN           103       1,100              6,285
  at Anderson Mill (1) (2)            Austin, TX                 39         520              4,159
  at Downtown Austin                  Austin, TX                  2         220             11,241
  at Parmer Park                      Austin, TX                 28         480              5,423
  at Vista Ridge (1) (2)              City of Lewisville, TX     15         340              3,230
  at Westwood Ridge                   Overland Park, KS          30         428              3,510
  at Lexington Farms II               Overland Park, KS           7         104                795
                                                                ---       -----           --------
    Total land held for
      development on sale                                       316       4,792           $ 47,611
                                                                ===       =====           ========


     (1)   The Company has expensed interest carry of $1,204 on these land parcels for the twelve months ended December 31, 2001.

     (2)   Amounts are shown net of an allowance for loss totaling $2,086 on these land parcels in Texas.  The provision for loss is included in the accompanying Consolidated
           Statement of Operations for the year ended December 31, 2001.



                   AMLI RESIDENTIAL PROPERTIES TRUST

     INTEREST AND REAL ESTATE TAX CAPITALIZATION

     Interest and real estate taxes incurred during the construction period are capitalized and depreciated over the lives of the constructed assets. During the years ended December 31, 2001, 2000 and 1999, total interest capitalized was $4,100, $5,464 and $4,749, respectively. Net of amounts capitalized, total interest incurred during the years ended December 31, 2001, 2000 and 1999 aggregated $25,461, $24,695 and $22,201, respectively.

                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     ACQUISITION

     The table below summarizes the properties acquired by the Company during 1999-2001:

                                                 Year
                                      Number     Com-
                                       of       pleted      Date       Purchase                Total
Community           Location          Units      (1)       Acquired     Price        Debt      Equity
---------           --------         --------  --------    --------    --------     ------    --------
WHOLLY-OWNED:
AMLI:
 at StoneHollow
   (2). . . . . .   Austin, TX            606      1997      2/3/00     $36,806       --        36,806
 at Towne Creek
   (2)(3) . . . .   Gainesville, GA       150      1989      2/8/00       6,617       --         6,617
 at Western Ridge
   (2). . . . . .   Houston, TX           318      2000    12/28/00      20,000       --        20,000
 at Gateway Park
   (2). . . . . .   Denver, CO            328      2000     1/29/01      33,050       --        33,050
 at Stonebridge
   Ranch (2). . .   McKinney, TX          250      2001     6/11/01      17,110       --        17,110
 at the Medical
   Center (2) . .   Houston, TX           334      2000      8/7/01      27,150       --        27,150
 at Shadow Ridge
   (2). . . . . .   Flower Mound, TX      222      2000     8/31/01      18,000       --        18,000
                                       ------                          --------     ------     -------
    Total wholly-owned                  2,208                           158,733       --       158,733
                                       ------                          --------     ------     -------
CO-INVESTMENTS
(Company ownership
percentage):
AMLI:
 on Spring Mill
  (20% residual)
  (4) . . . . . .   Indianapolis, IN      400      1999     6/30/99      29,475       --        29,475
 at Prestonwood
  Hills (45%) . .   Dallas, TX            272      1997     8/12/99      17,650     11,649       6,001
 at Windward Park
  (45%) . . . . .   Alpharetta, GA        328      1999     8/26/99      27,485     18,183       9,302
 at Oak Bend (40%)  Lewisville, TX        426      1997    10/26/99      25,250     18,834       6,416
 Midtown (45%). .   Houston, TX           419      1998     1/13/00      33,250     21,945      11,305
 on Frankford
  (45%) . . . . .   Dallas, TX            582      1998     6/27/00      38,819     25,710      13,109




                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                 Year
                                      Number     Com-
                                       of       pleted      Date       Purchase                Total
Community           Location          Units      (1)       Acquired     Price        Debt      Equity
---------           --------         --------  --------    --------    --------     ------    --------
 at Peachtree City I
  (20%)(5). . . .   Peachtree City,
                      GA                  312      1998     6/29/00      28,630       --        28,630
 at Scofield Ridge
  (45%) . . . . .   Austin, TX            487      2000     8/15/00      37,300     24,618      12,682
 at Breckinridge
  Point (45%) . .   Richardson, TX        440      1999     9/11/00      33,500     22,110      11,390
 at Lowry Estates
  (50%) . . . . .   Denver, CO            414      2000    12/19/00      51,200     33,900      17,300
 Towne Square
  (45%) . . . . .   Houston, TX           380      1999    12/28/00      32,500     21,450      11,050
 at Osprey Lake
  (69%) (6) . . .   Gurnee, IL            483   1997/99      2/1/01      52,000     35,320      16,680
                                       ------                          --------    -------     -------
      Total co-investments              4,943                           407,059    233,719     173,340
                                       ------                          --------    -------     -------
      Total wholly-owned and
        co-investments                  7,151                          $565,792    233,719     332,073
                                       ======                          ========    =======     =======

   (1)  These acquisitions, coupled with new development and the disposition of selected older communities, have decreased the weighted average age of AMLI's wholly-owned and co-investment portfolio of apartment homes to approximately 6.3 years (approximately 8.6 years for the wholly-owned portfolio and 4.6 years for the co-investment portfolio).

   (2)  These acquisitions completed deferred third-party exchanges for Federal income tax purposes.  The Company issued 86,494 and 109,748 OP Units as part of the total payment for the acquisition of AMLI at Gateway
        Park and AMLI at the Medical Center, respectively.

   (3)  The Company acquired the 99% interest in the community that it did not already own.  This property was a leasehold interest subject to a ground lease.  The Company acquired the fee ownership of the underlying land which was contributed on March 30, 2001 to the Company in exchange for 40,136 OP Units.

   (4)  The Company paid $1,320 for the general partnership interest in this partnership.

   (5)  The Company's 20% interest in AMLI at Peachtree City I is a result of the Company's sale of an 80%
        interest in this property.

   (6)  The Company issued 333,610 OP Units for a 43% interest in this property which was contributed to a joint venture with a private real estate investment trust in which AMLI owned a 44% interest.

                   AMLI RESIDENTIAL PROPERTIES TRUST

     DISPOSITION

     The Company selectively sells properties and reinvests the proceeds in new communities to continually improve the quality of its portfolio and increase the potential for growth in net operating income. The gains on sales of residential communities, including the Company's share of the gains on sales of co-investment properties, are reported separately in the accompanying Consolidated Statements of Operations and neither the properties' selling prices nor related gains are included in revenues in the accompanying Consolidated Statements of Operations. Incentive compensation received from co-investment partnerships in the form of a promoted interest that is paid to the Company from sales proceeds is included in other revenues in the accompanying Consolidated Statements of Operations.

<table>                               AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

    The table below summarizes the properties sold by the Company during 1999-2001:
                                                                                                   Net
                                                                                                Operating
                                                                                                Income in
                                                                                                 Twelve
                                                                                               the Months
                                                         Costs                                 Immediately
                                       Year              Before                                  Prior to
                            Number   Acquired/   Date    Depre-     Sale      Net                Date of
Community     Location     of Units  Developed   Sold    ciation    Price   Proceeds  Gain (6)    Sale
---------     --------     --------  --------- --------  --------  -------- --------  -------- -----------
WHOLLY-OWNED:
AMLI at:

 Park SheridanChicago, IL       253     1989   10/12/99    11,186    23,500   23,088    15,102       1,586

 Crown Colony Topeka, KS        220    94/97   10/14/99    10,239    11,288   11,194     1,959       1,027

 Sherwood     Topeka, KS        300     1994   10/14/99    14,130    14,962   14,832     2,434       1,560

 Sope Creek
 (1)          Marietta, GA      695   82/83/95   2/3/00    27,604    42,500   42,105    22,316       4,014

 Peachtree
 City I (2)   Peachtree City,
              GA                312     1998    6/29/00    16,062    22,904   22,757     8,151       2,084

 the Arbore-
 tum and      Austin, TX        591     1986    12/6/00    28,074    35,650   35,062    12,914       3,029
 Martha's
 Vineyard (3)                           1992   12/21/00

 AutumnChase
 (4)          Carrollton, TX    690   87/96/99   6/5/01    29,850    40,550   39,144     9,249       3,608

 Alvamar      Lawrence, KS      152     1994    7/27/01     8,263     8,900    8,794     2,036         740

 Rosemeade (5)Dallas, TX        236     1990    8/24/01    11,653    12,430   11,861     2,408       1,045
                              -----                       -------   -------  -------   -------     -------
    Total wholly-owned        3,449                       157,061   212,684  208,837    76,569      18,693
                              -----                       -------   -------  -------   -------     -------






                                      AMLI RESIDENTIAL PROPERTIES TRUST
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                                                                                   Net
                                                                                                Operating
                                                                                                Income in
                                                                                                 Twelve
                                                                                                 Months
                                                         Costs                                 Immediately
                                       Year              Before                                  Prior to
                            Number   Acquired/   Date    Depre-     Sale      Net                Date of
Community     Location     of Units  Developed   Sold    ciation    Price   Proceeds  Gain (6)    Sale
---------     --------     --------  --------- --------  --------  -------- --------  -------- -----------
CO-INVESTMENTS
(Company owner-
ship percentage):
AMLI at:
 Prairie Court
  (1%)        Chicago, IL       125     1987    8/16/99     9,129    13,500   12,850     6,717         911
 Park Place
  (25%)       Austin, TX        588     1994   12/15/99    21,419    25,750   24,832     6,001       2,396
 Pleasant Hill
  (40%)       Atlanta, GA       502     1996    9/28/00    26,445    39,104   37,983    13,829       3,382
 Willowbrook
  (40%)       Willowbrook, IL   488     1996    7/31/01    39,402    58,500   57,611    22,245       4,209
                              -----                      --------   -------  -------   -------     -------
      Total co-investments    1,703                        96,395   136,854  133,276    48,792      10,898
                              -----                      --------   -------  -------   -------     -------
      Total wholly-owned
        and co-investments    5,152                      $253,456   349,538  342,113   125,361      29,591
                              =====                      ========   =======  =======   =======     =======
    (1)   The net proceeds from this sale were used to acquire AMLI at StoneHollow and AMLI at Towne Creek in completion of a deferred third-party exchange for Federal income tax purposes.

    (2)   Costs, sale price, net proceeds and gain are stated at 80%, which represents the Company's ownership percentage that was sold to a co-investment partnership.  The Company contributed its remaining ownership in the property for which it received a 20% partnership interest.

    (3)   The net proceeds from these sales were used toward the acquisitions of AMLI at Western Ridge and AMLI at Gateway Park, in completion of deferred third-party exchanges for Federal income tax purposes.

    (4)   The net proceeds from the sale of Phase I of this community were used to acquire AMLI at Stonebridge
          Ranch in a deferred third-party exchange for Federal income tax purposes.  The remaining proceeds were used for the acquisition of AMLI at the Medical Center to complete the deferred third-party exchange for Federal income tax purposes.

    (5)   The net proceeds from this sale were used to fund the acquisition of AMLI at Shadow Ridge in completion of a deferred third-party exchange for Federal income tax purposes.

    (6)   Gains on sales of co-investment properties are shown net of disposition fees and promoted interests paid to the Company by the co-investment partnerships.

                   AMLI RESIDENTIAL PROPERTIES TRUST

     In addition, the Company sold land parcels of 1.6 acres and 19.7 acres resulting in gains on sales of $130 and $281 in 2000 and 1999, respectively.

     REVENUE RECOGNITION

     Rental revenues -- the Company leases its residential properties pursuant to operating leases with terms generally of six or twelve months. Rental income is recognized when earned; this method approximates recognition using the straight-line method over the related lease term. At December 31, 2001, apartment leases in effect provide for annual rentals aggregating approximately $117,700.

     Income from partnerships -- the Operating Partnership is entitled to shares of cash flow or liquidation proceeds in excess of its stated ownership percentages based on returns to its partners in excess of specified rates. In such instances, the Company receives a share of income equal to its share of cash flow in excess of its ownership interest. This income is included in share of income from co-investment partnerships in the accompanying Consolidated Statements of Operations. In addition, the Company received $1,796, $1,181 and $554 as its share of net sale proceeds in excess of its ownership interest from sales of residential properties in 2001, 2000 and 1999, respectively. Such income attributable to the Company's "promoted interest" (its share that exceeds its proportionate share based on its invested capital) is reported in total revenues as other income in the accompanying Consolidated Statements of Operations.

     Development fees -- the Company receives development fees from co-investment partnerships during the development period. These fees, net of related personnel costs, are recognized over the development period using the percentage of completion method. Such fees, net of intercompany eliminations to the extent of the Company's ownership interest in the co-investment partnerships, totaled $1,701, $1,904 and $2,692 and were included in other income in the accompanying Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999, respectively.

     FAIR VALUES

     The estimated fair values of the Company's financial instruments presented in these Notes to Consolidated Financial Statements have been determined by management based on pertinent information available as of December 31, 2001 and 2000, using appropriate methodologies. These estimates are not necessarily indicative of the amounts the Company could ultimately realize.

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

     At December 31, 2001, the fair value of the Company's fixed-rate mortgage indebtedness is $308,815, which is $6,756 greater than its carrying value for financial reporting purposes. The Company's liability under interest rate limitation contracts reported in the accompanying Consolidated Balance Sheets is stated at an aggregate approximate fair value of $3,724 at December 31, 2001.

                   AMLI RESIDENTIAL PROPERTIES TRUST

     CASH AND CASH EQUIVALENTS

     For purposes of the Statements of Cash Flows, the Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

     DEFERRED EXPENSES

     Deferred expenses consist primarily of financing costs, which are amortized using the straight-line method over the terms of the related debt. During the construction period, amortization of deferred costs relating to properties under development is capitalized and depreciated over the lives of the constructed assets. During the years ended December 31, 2001, 2000 and 1999, capitalized amortization of deferred costs were $126, $158 and $115, respectively.

     STANDARDS IMPLEMENTED AND TRANSITION ADJUSTMENT

     On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

     As of January 1, 2001, the adoption of the new standard resulted in derivative instruments reported on the balance sheet as liabilities of $1,277 and as "Accumulated Other Comprehensive Income (Loss)" of $1,249, which are gains and losses not affecting retained earnings in the Consolidated Statement of Shareholders' Equity. As of December 31, 2001, the liabilities increased by $2,447 to $3,724 and Accumulated Other Comprehensive Loss increased by $3,045 to $4,294, which includes $1,413 Company's share of a co-investment partnership's Other Comprehensive Loss.

     The Company anticipates that approximately $1,955 of the $4,294 Other Comprehensive Loss will be charged against earnings over the twelve months ending December 31, 2002.

     As a result of a reduced level of borrowings under the Company's unsecured line of credit following a $140,000 fixed-rate financing and a sale of a co-investment property, $20,000 of the total $75,000 in interest rate swap contracts held by the Company no longer hedge any exposure to floating rate debt. A $785 marked-to-market charge against earnings was recorded for the twelve months ended as of December 31, 2001 for the value of this $20,000 notional amount of derivative contracts.

     "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25, became effective July 1, 2000 and had no material impact on the Company's financial statements. The Service Companies recorded an after-tax charge against earnings of $182 and $53 for the twelve months ended December 31, 2001 and 2000, respectively, as a result of implementing this statement.

                   AMLI RESIDENTIAL PROPERTIES TRUST

     On July 19, 2001, the SEC issued interpretative guidance relating to the "Classification and Measurement of Redeemable Securities". This ruling requires, among other things, that preferred shares subject to redemption upon change in control (as is the case with both the Company's Series B Preferred Shares issued on February 20, 1998 and its Series D Preferred Shares issued on October 31, 2001) be classified outside of permanent equity. In accordance with the required implementation of this new requirement, the Company has restated its Consolidated Balance Sheet and Consolidated Statements of Shareholders' Equity from prior periods to reflect its Series B Preferred Shares outside of its permanent equity, starting with its annual report on Form 10-K reporting its financial position as of December 31, 2001 and 2000. This restatement of the Company's Consolidated Balance Sheet and Consolidated Statements of Shareholders Equity has no effect on its income reported during those periods.

     DERIVATIVES AND HEDGING FINANCIAL INSTRUMENTS

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

                   AMLI RESIDENTIAL PROPERTIES TRUST

     The Company also employs forwards or purchase options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transaction occurs, expires or is otherwise terminated.

     As of December 31, 2001, there were deferred losses from hedging positions of $4,294 ($1,413 relates to share of a co-investment partnership's Other Comprehensive Loss) which are reported in Accumulated Other Comprehensive Loss, a shareholders' equity account. As of January 1, 2001, $1,249 had been incurred and an additional $3,045, net of charge to earnings, was recorded during the year ended December 31, 2001.

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

     The following table summarizes the notional amounts and approximate fair value of the Company's liability under existing interest rate swap contracts. The notional amounts at December 31, 2001, provides an indication of the extent of the Company's involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.


                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




                                                                 Approximate
                                                    Cumulative   Liability at
Notional      Fixed       Term of       Contract       Cash      December 31,
Amount        Rate(1)     Contract      Maturity    Paid, Net      2001 (2)
--------     -------      --------      ---------   ----------  -------------

$10,000(3)    6.216%       5 years        11/1/02      $  331          373
 10,000(3)    6.029%       5 years        11/1/02         257          357
 20,000       6.145%       5 years        2/15/03         616          875
 10,000       6.070%       5 years        2/18/03         279          442
 15,000       6.405%       5 years        9/20/04         362          989
 10,000       6.438%       5 years        10/4/04         223          688
-------                                                ------        -----
$75,000                                                $2,068        3,724
=======                                                ======        =====



(1)  The fixed rate for the swaps includes the swap spread (the risk component added to the Treasury yield to determine a fixed rate) and excludes lender's spread.

(2)  Represents the approximate amount which the Company would have paid as of December 31, 2001 if these contracts were terminated.  This amount was recorded as a liability in the accompanying Consolidated Balance
     Sheet as of December 31, 2001.

(3)  These contracts were marked-to-market in 2001 and the Company recorded interest expense of $785 included in the accompanying Consolidated Statements of Operations for the year ended December 31, 2001.


                   AMLI RESIDENTIAL PROPERTIES TRUST

     On December 31, 2001, the derivative instruments were reported at their fair value as Other Liabilities of $3,724 which increased by $2,447 from $1,277 as of January 1, 2001. The offsetting adjustments were reported as losses in Accumulated Other Comprehensive Loss of $4,294 ($1,249 at January 1, 2001 and at December 31, 2001 increased by $3,045, which includes $1,413 of the Company's share of Other Comprehensive Loss of a co-investment partnership) and an adjustment to earnings of $58 due to a small ineffectiveness on the swaps ($28 as of January 1, 2001 and $30 for the twelve months ended December 31, 2001). Furthermore, two $10,000 notional amount swap contracts were marked-to-market resulting in an additional $785 interest expense recorded in the twelve months ended December 31, 2001.

     All of the Company's hedges that are reported at fair value and are represented on the Consolidated Balance Sheet are characterized as cash flow hedges. These transactions hedge the future cash flows of debt transactions. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the Consolidated Balance Sheet with a corresponding adjustment to either Accumulated Other Comprehensive Income or in earnings--depending on the type of hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains and losses are reported in Accumulated Other Comprehensive Income. If the hedging transaction is characterized as a fair value hedge, then the changes in fair value of the hedge and the hedged item are reflected in earnings. If the fair value hedging relationship is fully effective, there is no net effect reflected in income or FFO. Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified to earnings. This reclassification is consistent with when the hedged items are also recognized in earnings.

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

     During 2000, the Company contributed its interest in a property including improvements in place to a joint venture, AMLI at Peachtree City LLC, and received cash for the sale of its 80% interest in this property. The Company had no continuing involvement with this property except to the extent of its remaining 20% interest. The Company recognized $8,151 as gain on sale in 2000 in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" and Statement of Position No. 78-9, "Accounting for Investments in Real Estate Ventures."

                   AMLI RESIDENTIAL PROPERTIES TRUST

     OTHER ASSETS

     Other assets reported in the accompanying Consolidated Balance Sheets are as follows:
                                              December 31,
                                          -------------------
                                             2001      2000
                                           -------    -------
     Notes receivable . . . . . . . . .    $ 2,925      3,145
     Advances to co-investment
       partnerships . . . . . . . . . .      2,413      1,637
     Deposits . . . . . . . . . . . . .      1,923      3,140
     Prepaid expenses . . . . . . . . .      1,497        504
     Development fees receivable. . . .      1,267      3,223
     Restricted cash. . . . . . . . . .      1,193     15,179
     Accounts receivable. . . . . . . .        705      1,219
     Other. . . . . . . . . . . . . . .        483      4,232
                                           -------    -------
                                           $12,406     32,279
                                           =======    =======

     POST-RETIREMENT BENEFITS

     The Company offers no post-retirement benefits to any of its employees and has no current intention to implement any such plan.

     PER SHARE DATA

     Basic earnings per share is computed based on net income to common shareholders and the weighted average number of common shares outstanding. Diluted earnings per share reflects common shares issuable from the assumed conversion of common share options and awards granted, preferred shares, units convertible into common shares and convertible subordinated debentures. Only those items that have a dilutive impact on basic earnings per share are included in diluted earnings per share. The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated (in thousands, except per share amounts).

                                     Years Ended December 31,
                              -------------------------------------
                                  2001         2000         1999
                               ----------   ----------   ----------
Net income. . . . . . . . . .  $   45,746       76,533       51,738
Less income attributable to
  preferred shares. . . . . .      (6,955)      (7,057)      (7,281)
                               ----------   ----------   ----------
Net income attributable to
  common shares - basic . . .  $   38,791       69,476       44,457
                               ==========   ==========   ==========

Net income attributable to
  common shares - diluted . .  $   45,746       76,533       51,738
                               ==========   ==========   ==========

Weighted average common
  shares - basic. . . . . . .  17,806,311   17,390,092   16,922,922
Dilutive options and other
  plan shares . . . . . . . .     174,133      144,970       55,211
Convertible preferred
  shares. . . . . . . . . . .   3,597,424    3,794,672    4,020,890
                               ----------   ----------   ----------
Weighted average common
  shares - dilutive . . . . .  21,577,868   21,329,734   20,999,023
                               ==========   ==========   ==========

                   AMLI RESIDENTIAL PROPERTIES TRUST

                                     Years Ended December 31,
                              -------------------------------------
                                  2001         2000         1999
                               ----------   ----------   ----------
Net income per common share:
    Basic . . . . . . . . . .  $     2.18         4.00         2.63
    Diluted . . . . . . . . .  $     2.12         3.59         2.46
                               ==========   ==========   ==========

     RECLASSIFICATIONS

     Certain amounts in the consolidated 2000 and 1999 financial statements of the Company have been reclassified to conform with the current presentation.


3.  INVESTMENTS IN PARTNERSHIPS AND SERVICE COMPANIES

     INVESTMENTS IN PARTNERSHIPS

     At December 31, 2001, the Operating Partnership was a general partner in various co-investment partnerships. The Operating Partnership and the Service Companies receive various fees for services provided to these co-investment partnerships, including development fees, construction fees, acquisition fees, property management fees, asset management fees, financing fees, administrative fees and disposition fees. The Operating Partnership is entitled to shares of cash flow or liquidation proceeds in excess of its stated ownership percentages based, in part, on cumulative returns to its partners in excess of specified rates. The Operating Partnership has received cash flow and has recorded operating income of $2,280 in excess of its ownership percentages for the twelve months ended December 31, 2001. In addition, the Company received $1,796 in the form of a promoted interest from a sale of a co-investment property, which was recorded as other income. Investments in partnerships at December 31, 2001 and the Company's 2001 share of income or loss from each are summarized as follows:

                                      AMLI RESIDENTIAL PROPERTIES TRUST
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                Equity                     Total    Company's    Company's
                    Company's             ------------------  Company's     Net      Share of    Share of
                    Percentage Total               Company's  Investment   Income   Net Income   Deprecia-
Community           Ownership  Assets      Total   Share (1)     (1)       (Loss)     (Loss)       tion
---------           -------------------    -----   ---------  ----------   ------   ----------  ----------

AMLI:
 at Greenwood
  Forest               15%   $   15,640    3,828        574         557       (209)        (32)        64
 at Champions Park     15%       11,472    2,609        391         391        (34)         (5)        54
 at Champions
  Centre               15%        8,627    1,821        273         273       (139)        (19)        38
 at Windbrooke         15%       15,916    4,225        632         632        645          96         67
 at Willeo Creek       30%       13,240    3,936      1,181       1,181        468         141        138
 at Barrett Lakes      35%       23,523    7,200      2,520       2,622        899         319        318
 at Chevy Chase        33%       41,017   12,358      4,065       4,094      1,923         722        421
 at River Park         40%       12,995    4,209      1,684       1,642        700         280        181
 at Fox Valley         25%       22,314   21,665      5,416       5,594      1,193         298        187
 at Fossil Creek       25%       19,814   19,010      4,752       4,839      1,511         378        189
 at Danada Farms       10%       44,065   18,749      1,875       1,866      1,907         191        141
 at Verandah           35%       21,603    4,367      1,626       1,681         29         129        413
 at Northwinds         35%       49,833   15,642      5,475       5,321      2,078         776        606
 at Regents Crest      25%       31,139   15,560      3,892       3,970        548         247        242
 at Oakhurst North     25%       40,526   39,468      9,867       9,867      1,748         437        372
 at Wells Branch       25%       32,198   30,844      7,711       7,178      1,553         388        311
 on the Parkway        25%       14,443    3,691        920         631        (79)        (20)       147
 on Timberglen         40%       10,007    3,231      1,326        (104)       (15)         12        203
 at Castle Creek       40%       19,798   19,310      7,724       7,879      1,212         573        263
 at Lake Clearwater    25%       15,740   15,367      3,842       3,893        854         214        134
 Creekside             25%       15,403   15,234      3,809       3,930        841         268        131
 at Deerfield          25%       16,545    3,734        930         780       (266)        (66)       150
 at Wynnewood Farms    25%       17,870   17,664      4,416       4,456      1,017         253        146
 at Monterey Oaks      25%       29,546   28,679      7,170       7,253      2,113         528        215
 at St. Charles        25%       41,375   40,597     10,149      10,170      2,256         564        337




                                      AMLI RESIDENTIAL PROPERTIES TRUST
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                Equity                     Total    Company's    Company's
                    Company's             ------------------  Company's     Net      Share of    Share of
                    Percentage Total               Company's  Investment   Income   Net Income   Deprecia-
Community           Ownership  Assets      Total   Share (1)     (1)       (Loss)     (Loss)       tion
---------           -------------------    -----   ---------  ----------   ------   ----------  ----------
 at Park Bridge        25%       24,089   23,951      5,988       6,043    1,860         465          173
 at Mill Creek         25%       25,623   25,421      6,355       6,617      397          99          130
 at Lost Mountain      75%       11,184      618        463         515      (14)        (68)         282
 on Spring Mill        20%
                    (Residual)   28,343   27,665      --          1,237    1,019         --         --
 at Prestonwood
   Hills               45%       17,561    5,643      2,555       2,550      221         144          227
 at Windward Park      45%       26,680    8,708      3,948       3,940      213         163          342
 at Summit Ridge       25%       27,947    7,754      1,938       1,669     (627)       (157)         236
 at Oak Bend           40%       24,862    5,487      2,195       2,195       95         182          280
 Midtown               45%       33,511   10,712      4,856       4,839      745         436          409
 on Frankford          45%       39,590   12,869      5,837       5,821      585         380          490
 at Peachtree City I   20%       28,541   28,392      5,678       3,678    1,646         329          150
 at Kedron Village     20%       15,992      911        182         167      (89)        (18)           3
 at Scofield Ridge     45%       37,887   12,347      5,599       5,580     (109)         34          452
 at Breckinridge
    Point              45%       34,045   11,085      5,026       5,008      272         208          404
 at Cambridge
   Square              30%       27,986   22,767      6,830       7,146     (173)        (42)          22
 Towne Square          45%       33,905   10,910      4,946       4,892      231         185          397
 at Lowry Estates      50%       51,451   17,227      8,614       8,463     (276)        (33)         678
 at King's Harbor      25%       19,532   18,496      4,624       4,914     (414)       (104)          75
 at Milton Park        25%       15,252   12,245      3,061       2,862      --          --         --
 at Osprey Lake        69%       52,794   16,312     11,213      11,019     (279)       (128)         836
 at Seven Bridges      20%       18,108   13,626      2,680       3,345      --          --         --
 at Barrett Walk       25%        4,306    3,225        806         829      --          --         --
                             ----------  -------    -------     -------  -------      ------       ------
                              1,183,838  649,369    185,614     183,925   28,056       8,747       11,054
   Other, excluding
    gain on sale                    690      690        345         345      793(2)      614(2)       235
                             ----------  -------    -------     -------  -------      ------       ------
    Total                    $1,184,528  650,059    185,959     184,270   28,849       9,361       11,289
                             ==========  =======    =======     =======  =======      ======       ======

     (1)   The Company's investments in partnerships differ from the Company's share of co-investment partnerships' equity primarily due to capitalized interest on its investments in properties under development, purchase price basis differences, and the elimination of the Company's share of acquisition, financing and development fee income.  These items are amortized over forty years using the straight-line method.

     (2)   Excludes $24,040 gain on sale of a residential property and the Company's share of such gain of
           $9,603, which is reported as a share of a gain on sale of a residential property.

                   AMLI RESIDENTIAL PROPERTIES TRUST

     All but one debt financing have been obtained at fixed rates from various insurance companies on behalf of these co-investment partnerships. At December 31, 2001, the Company's share of co-investment debt totaled $186,842. All of these first mortgages are nonrecourse debt and secured by mortgages on the respective communities. The following summarizes co-investment debt at December 31, 2001:

                                Out-
                              standing
                     Total       at      Company'sInterest
Community          Commitment 12/31/01     Share    Rate    Maturity
---------          ---------- --------   -----------------  --------
AMLI:
 at Champions Centre $ 6,700   6,368(1)       955    8.93%   Jan. 2002
 at Champions Park     9,500   8,396(1)     1,259    7.49%   Jan. 2002
 at Windbrooke        11,500  11,058(2)     1,659    9.24%   Feb. 2002
 at Greenwood Forest  11,625  11,192        1,679    8.95%   May  2002
 at Kedron Village    19,170  13,285        2,657 L+1.875%   June 2002
 at Chevy Chase       29,767  27,233        8,987    6.67%   Apr. 2003
 at Willeo Creek      10,000   9,177        2,753    6.77%   May  2003
 at Regents Crest     16,500  15,164        3,791    7.50%   Dec. 2003
 at Verandah          16,940  16,263        5,692    7.55%   Apr. 2004
 on Timberglen         6,770   6,411        2,564    7.70%   June 2004
 at Prestonwood Hills 11,649  11,379        5,154    7.17%   Aug. 2006
 at Windward Park     18,183  17,769        8,055    7.27%   Aug. 2006
 at Oak Bend          18,834  18,494        7,398    7.81%   Dec. 2006
 Midtown              21,945  21,545        9,769    7.52%   Dec. 2006
 at Deerfield         12,600  12,370        3,093    7.56%   Dec. 2006
 at Danada Farms      24,500  23,814        2,381    7.33%   Mar. 2007
 on Frankford         25,710  25,418       11,528    8.25%   June 2007
 at Breckinridge Point22,110  21,853        9,909    7.57%   July 2007
 at Scofield Ridge    24,618  24,339       11,038    7.70%   Aug. 2007
 Towne Square         21,450  21,239        9,643    7.60%   Jan. 2008
 at Lowry Estates     33,900  33,620       16,810    7.12%   Jan. 2008
 at Summit Ridge      20,000  19,862        4,966    7.27%   Feb. 2008
 at River Park         9,100   8,633        3,453    7.75%   June 2008
 on the Parkway       10,800  10,264        2,566    6.75%   Jan. 2009
 at Barrett Lakes     16,680  16,020        5,607    8.50%   Dec. 2009
 at Northwinds        33,800  33,483       11,719    8.25%   Oct. 2010
 at Osprey Lake       35,320  35,054       24,100    7.02%   Mar. 2011
 at Lost Mountain     10,252  10,209        7,657    6.84%   Nov. 2040
                    -------- -------      -------
    Total           $509,923 489,912      186,842
                    ======== =======      =======
----------

   (1) These loans were repaid at maturity. The payments were funded from additional contributions of $2,214 and $12,550 made by the Company and its co-investment partners, respectively.

   (2) This loan was repaid on February 4, 2002 from the proceeds of a $20,800 ten-year 6.43% non-recourse first mortgage note payable, with payments of principal and interest until its maturity in February 2012. Proceeds of the new loan in excess of the amount used to repay this loan were distributed to the Company and its co-investment partners on the same date. The Company's share of this distribution was $1,545. With this distribution, the partners have received a return of all their original capital plus a targeted yield. As a result, based on the provisions of the co-investment partnership agreement, the Company will, in general, receive future cash flows in excess of its ownership interest.

<table>                               AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     In general, these loans provide for monthly payments of principal and interest based on a 25- or 27-year amortization schedule and a balloon payment at maturity.  Some loans provide for payments of interest only for an initial period, with principal amortization commencing generally within two years.

     At December 31, 2000, the Operating Partnership was a general partner in various co-investment partnerships.
The Operating Partnership and the Service Companies receive various fees for services provided to these co-
investment partnerships, including development fees, construction fees, acquisition fees, property management fees, asset management fees, financing fees, administrative fees and disposition fees.  The Operating Partnership is entitled to shares of cash flow or liquidation proceeds in excess of its stated ownership percentages based, in part, on cumulative returns to its partners in excess of specified rates.  The Operating Partnership has received cash flow and has recorded operating income in excess of its ownership percentages of $1,203 for the twelve months ended December 31, 2000.  In addition, the Company received $1,181 in the form of a promoted interest from a sale of a co-investment property, which was recorded as other income.  Investments in partnerships at December 31, 2000 and the Company's 2000 share of income or loss from each are summarized as follows:

                                                 Equity                      Total     Company's  Company's
                       Company's           -------------------  Company's     Net       Share of  Share of
                       Percentage Total              Company's  Investment   Income   Net Income  Deprecia-
Community              Ownership  Assets     Total   Share (1)     (1)       (Loss)     (Loss)     tion
-----------            --------- --------    ------  ---------  ---------- --------   ----------  ---------
AMLI:
 at Greenwood Forest      15%    $ 15,936     4,037       606         588        3           1          65
 at Champions Park        15%      11,728     2,723       409         409       23           3          52
 at Champions Centre      15%       8,859     2,020       303         301      (87)        (15)         38
 at Windbrooke            15%      16,221     4,383       657         657      512          77          67
 at Willeo Creek          30%      13,622     4,093     1,228       1,228      226          68         156
 at Barrett Lakes         35%      24,415     7,930     2,775       2,880      912         319         314
 at Chevy Chase           33%      41,948    12,785     4,204       4,204    2,027         726         432
 at Willowbrook           40%      35,010    10,840     4,336       4,255    1,176         470         478
 at River Park            40%      13,397     4,509     1,804       1,760      730         292         177
 at Fox Valley            25%      22,998    22,382     5,595       5,778    1,262         315         186
 at Fossil Creek          25%      20,338    19,529     4,882       4,972    1,451         363         182
 at Danada Farms          10%      45,173    19,636     1,964       1,955    1,768         177         138
 at Verandah              35%      22,618     5,093     1,825       1,882     (102)          8         396
 at Northwinds            35%      51,373    16,955     5,934       5,778    1,714         600         616
 at Regents Crest         25%      31,938    16,059     4,015       4,095      271         158         226
 at Oakhurst North        25%      41,809    40,870    10,218      10,219    1,403         351         342
 at Wells Branch          25%      33,360    32,089     8,022       7,474    2,392         598         295
 on the Parkway           25%      15,022     4,084     1,018         719       93          25         144
 on Timberglen            40%      10,476     3,610     1,465          25      (14)         37         192
 at Castle Creek          40%      20,066    19,442     7,777       7,908      192          77         204
 at Lake Clearwater       25%      16,210    15,763     3,941       3,993      440         110         115
 Creekside                25%      15,905    15,767     3,942       4,067      119          52          96
 at Deerfield             25%      17,143     4,223     1,053         871     (298)        (74)        147




                                      AMLI RESIDENTIAL PROPERTIES TRUST
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                 Equity                      Total     Company's  Company's
                       Company's           -------------------  Company's     Net       Share of  Share of
                       Percentage Total              Company's  Investment   Income   Net Income  Deprecia-
Community              Ownership  Assets     Total   Share (1)     (1)       (Loss)     (Loss)     tion
-----------            --------- --------    ------  ---------  ---------- --------   ----------  ---------
AMLI:
 at Wynnewood Farms       25%      18,187    17,626     4,407       4,449      181          47         111
 at Monterey Oaks         25%      29,910    28,366     7,092       7,186      623         156         148
 at St. Charles           25%      42,059    40,366    10,092      10,098    1,119         280         259
 at Park Bridge           25%      24,136    22,352     5,588       5,678      193          48          56
 at Mill Creek            25%      20,025    17,401     4,350       4,481     (169)        (42)          9
 at Lost Mountain         75%      10,695       931       699         800     (188)       (141)        125
 on Spring Mill           20%
                       (Residual)  29,253    28,576       --        1,270    1,411         --          --
 at Prestonwood
  Hills                   45%      18,015     5,935     2,688       2,681      156         117         216
 at Windward Park         45%      27,348     9,230     4,011       4,178      401         258         332
 at Summit Ridge          25%      27,714     7,538     1,884       1,665     (595)       (149)         79
 at Oak Bend              40%      25,621     5,968     2,387       2,319      183         100         264
 Midtown                  45%      34,229    11,303     5,306       5,105      486         313         375
 on Frankford             45%      40,526    13,693     6,213       6,196      325         211         260
 at Peachtree City I      20%      29,212    29,108     5,822       3,770      902         180          80
 at Peachtree City II     20%       5,393     1,000       200         153      --          --          --
 at Scofield Ridge        45%      38,682    13,205     5,991       5,971      288         175         166
 at Breckinridge
  Point                   45%      34,775    11,788     5,346       5,328      176         110         124
 at Cambridge Square      30%       6,654     5,759     1,728       1,718      --          --          --
 at Towne Square          45%      33,792    11,593     5,264       5,146      (27)        (12)         16
 at Lowry Estates         50%      52,374    18,123     9,061       8,907      (43)        (21)         41
 at King's Harbor         25%      12,217     9,888     2,472       2,383      --          --          --
 at Milton Park           25%       5,889     4,806     1,202         715      --          --          --
                               ----------   -------   -------     -------  -------     -------    --------
                                1,112,271   603,377   169,776     166,215   21,635       6,368       7,719
Other                                 720       707       354         354      741(2)      419(2)      252
                               ----------   -------   -------     -------  -------     -------    --------
  Total                        $1,112,991   604,084   170,130     166,569   22,376       6,787       7,971
                               ==========   =======   =======     =======  =======     =======    ========

-----------------

(1)  The Company's investments in partnerships differ from the Company's share of co-investment partnerships'
     equity primarily due to capitalized interest on its investments in properties under development, purchase price basis differences, and the elimination of the Company's share of acquisition, financing and development fee income.  These items are amortized over forty years using the straight-line method.
(2)  Excludes $15,010 gain on sale of a residential property and the Company's share of such gain of $6,800, which is reported as share of a gain on sale of a residential property.

                   AMLI RESIDENTIAL PROPERTIES TRUST

     At December 31, 1999, the Operating Partnership was a general partner in various co-investment partnerships and in one GP Property (AMLI at Towne Creek in Gainesville, Georgia) which was accounted for using the equity method. Another GP Property, AMLI at Prairie Court, was sold in August 1999, for which the Company received a $554 share of net sale proceeds in excess of its GP interest. The Operating Partnership and the Service Companies receive various fees for services provided to these co-investment partnerships, including development fees, construction fees, acquisition fees, property management fees, asset management fees, financing fees, administrative fees and disposition fees. The Operating Partnership is entitled to shares of cash flow or liquidation proceeds in excess of its stated ownership percentages based, in part, on returns to its partners in excess of specified rates. During 1999, the Operating Partnership received $441 of cash flow in excess of its ownership percentages. Investments in partnerships at December 31, 1999 and the Company's 1999 share of income or loss from each are summarized as follows:

                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                              Equity                       Total      Company's   Company's
                  Company's             -------------------   Company's     Net        Share of   Share of
                  Percentage  Total               Company's   Investment   Income    Net Income   Deprecia-
Community         Ownership   Assets     Total    Share (1)      (1)       (Loss)      (Loss)      tion
-----------       ---------  -------     -----    ---------   ----------   -----     ----------   ---------
AMLI:
 at Greenwood
   Forest            15%     $16,447     4,384         658          640       56              8         72
 at Champions Park   15%      12,108     2,930         440          440      112             17         52
 at Champions
   Centre            15%       9,281     2,307         346          346      (39)            (6)        43
 at Windbrooke       15%      16,515     4,621         693          693      234             35         77
 at Willeo Creek     30%      14,166     4,417       1,325        1,325      294             88        154
 at Pleasant Hill    40%      24,732     9,416       3,553        3,314      884            370        343
 at Barrett Lakes    35%      25,441     8,723       3,053        3,161      656            230        319
 at Chevy Chase      33%      42,950    13,208       4,349        4,349    1,539            508        422
 at Willowbrook      40%      35,828    10,964       4,386        4,301      944            377        461
 at River Park       40%      14,354     5,279       2,112        2,067      607            243        175
 at Fox Valley       25%      23,637    23,100       5,775        5,963    1,390            347        186
 at Fossil Creek     25%      21,019    20,248       5,062        5,154    1,489            372        180
 at Danada Farms     10%      46,139    20,442       2,044        2,035    1,455            146        135
 at Verandah         35%      23,649     5,905       2,099        2,157     (112)            36        387
 at Northwinds       35%      52,463    20,179       7,077        6,876    1,127            394        522
 at Regents Crest    25%      31,571    14,740       3,685        3,746      549            234        172
 at Oakhurst North   25%      43,450    42,097      10,524       10,526      583            145        285
 at Wells Branch     25%      34,461    33,335       8,334        7,771    1,623            406        268
 on the Parkway      25%      15,568     4,441       1,108          802       93             30        157
 on Timberglen       40%      10,974     3,987       1,606          209       (6)            41        186
 at Castle Creek     40%      13,793    12,974       5,190        5,290     (103)           (41)        12
 at Lake
   Clearwater        25%      14,073    12,347       3,087        3,147     (180)           (45)        29
 Creekside           25%      12,225    10,936       2,734        2,805      (98)           (25)         2
 at Deerfield        25%      17,452     4,708       1,174          983      (94)           (15)        81
 at Wynnewood
   Farms             25%      12,601    10,836       2,709        2,715      (89)           (22)         1




                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                              Equity                       Total      Company's   Company's
                  Company's             -------------------   Company's     Net        Share of   Share of
                  Percentage   Total              Company's   Investment   Income    Net Income   Deprecia-
Community         Ownership    Assets    Total    Share (1)      (1)       (Loss)      (Loss)      tion
-----------       ---------    ------    -----    ---------   ----------   -----     ----------   ---------

 at Monterey Oaks    25%      17,607    14,452       3,613        3,611      (18)          (4)        --
 at St. Charles      25%      39,965    33,561       8,390        8,354       33            8           35
 at Park Bridge      25%       7,988     6,921       1,730        1,755       (1)        --           --
 at Mill Creek       25%       5,707     5,541       1,385        1,409     --           --           --
 at Lost Mountain    75%       3,705       365         365          421       (1)          (1)        --
 on Spring Mill      20%
                  (Residual)  29,989    29,320        --          1,316      631         --           --
 at Prestonwood
    Hills            45%      18,407     6,273       2,851        2,844       75           53           79
 at Windward Park    45%      28,235     9,714       4,414        4,404      152           99          123
 at Summit Ridge     25%       7,198      --          --            (72)    --           --           --
 at Oak Bend         40%      25,784     6,552       2,626        2,626       59           29           65
                            --------   -------     -------      -------  -------      -------      -------

                             769,482   419,223     108,497      107,483   13,844        4,057        5,023

   GP Properties and Other       189       152          35           35      948(2)       226(2)        34
                            --------   -------     -------      -------  -------      -------      -------
                            $769,671   419,375     108,532      107,518   14,792        4,283        5,057
                            ========   =======     =======      =======  =======      =======      =======


     (1)   The Company's investments in partnerships differ from the Company's share of co-investment partnerships' equity primarily due to capitalized interest on its investments in properties under development, purchase price basis differences, and the elimination of the Company's share of acquisition, financing and development fee income.

     (2)   Excludes gain on sale of AMLI at Park Place of $6,100 and the Company's share of such gain of $1,663, which is reported as share of gain on sale of residential property.



                   AMLI RESIDENTIAL PROPERTIES TRUST

     INVESTMENTS IN SERVICE COMPANIES

     The Company owns approximately 5% of the voting common stock and 100% of the non-voting preferred stock in the Service Companies, which provide property management, corporate homes administration, construction, landscaping, investment advisory and asset management services to the Company, co-investment partnerships, co-investment partnerships and certain other parties. The non-voting preferred stock entitles the Company to approximately 95% of all cash distributions from the Service Companies. No dividends have been paid by the Service Companies for any of the three years ended December 31, 2001.

     Following enactment of new legislation passed to broaden a REIT's ability to provide additional services to its residents, AMC and AIA each have elected to become a TRS as of January 1, 2001. The election has not affected the Company's method to account for this subsidiary and accordingly the Company continues to use the equity method, which is consistent with prior years.

     Summarized combined financial information of the various Service Companies at and for the years ended December 31, 2001, 2000 and 1999 follows:

                                    2001        2000        1999
                                  -------     -------     -------
  Construction contract revenue   $58,385     105,712      98,390
  Construction contract costs     (55,579)   (101,539)    (94,213)
                                  -------     -------     -------
  Construction gross profit         2,806       4,173       4,177

  Property management fees          9,940       8,156       6,601
  Corporate homes' gross profit     4,690       3,981       3,548
  Gains on land sales                 146       3,725         215
  Other income                      1,349       1,897       1,938
                                  -------     -------     -------
  Total income                     18,931      21,932      16,479
                                  -------     -------     -------
  General and administrative:
    Construction                    1,669       2,345       1,723
    Property management             9,018       7,863       6,460
    Corporate homes                 4,064       3,466       3,238
    Other                             623         828         361
                                  -------     -------     -------
  Total general and administrative 15,374      14,502      11,782
                                  -------     -------     -------
  EBITDA                            3,557       7,430       4,697

  Interest                          2,182       4,257       3,748
  Depreciation (1)                  2,802       2,115       1,616
  Income taxes                       (457)        405         (79)
                                  -------     -------     -------
  Net income (loss)               $  (970)        653        (588)
                                  =======     =======     =======

  Receivables from affiliates     $ 9,136      17,155
  Land held for sale                4,951       9,699
  Building and equipment, net of
    accumulated depreciation        2,463       2,154
  Information technology costs,
    net of accumulated depreciation 8,384       3,718
  Investments and other assets      9,911       9,274
                                  -------     -------
  Total assets                    $34,845      42,000
                                  =======     =======

                   AMLI RESIDENTIAL PROPERTIES TRUST

                                    2001        2000        1999
                                  -------     -------     -------

  Due to the Company              $17,311       4,895
  Bank debt                        14,000      27,000
  Other                             5,733      11,395
                                  -------     -------
  Total liabilities               $37,044      43,290
                                  =======     =======

  Total deficit                   $(2,199)     (1,290)
                                  =======     =======

    (1) Includes $668 in amortization of goodwill each year. Unamortized goodwill totaling $668 at December 31, 2001 will not be anticipated in future years, in accordance with Statement of Financial Accounting Standards No. 142 "Accounting for Goodwill and Other Intangible Assets."


     For 2000 and 1999, substantially all interest expense of the Service Companies resulted from notes payable to the Company at interest rates ranging from 9.5% to 13.0%. In December 2000, two notes payable totaling $27,000 were refinanced with direct borrowings from banks under the Company's line of credit, with interest at LIBOR + 1.05%. At December 31, 2001, the Service Companies have repaid $13,000 of their line of credit borrowings with advances from the Company, leaving a balance of $14,000. Amounts borrowed from the banks by the Service Companies are guaranteed by the Company for which it received a guaranty fee from the Service Companies totaling $203 and $8 for the twelve months ended December 31, 2001 and 2000, respectively. Interest and share of income from Service Companies as included in the accompanying Consolidated Statements of Operations are reconciled below.

                                       2001       2000      1999
                                     -------    -------    ------

   Intercompany interest expensed    $   874      4,275     3,748
   Intercompany interest
     capitalized. . . . . . . . .         72        320       569
   Net income (loss). . . . . . .       (970)       635      (588)
   Intercompany eliminations and
     other owners' share. . . . .        (93)      (208)     (667)
                                     -------   --------  --------
   Interest and share of income
     from the Service Companies .    $  (117)     5,022     3,062
                                     =======   ========  ========


4.  RELATED PARTY TRANSACTIONS

     During 2001, 2000 and 1999, the Company accrued or paid to the Service Companies and partnerships other costs and expenses as follows:

                                       2001       2000      1999
                                      ------     ------    ------

   Management fees. . . . . . . .     $3,159      2,822     2,875
   General contractor fees. . . .        209        186       433
   Interest expense . . . . . . .        273        545       561
   Landscaping and
     grounds maintenance. . . . .        439      2,060     2,116
                                      ======     ======    ======

                   AMLI RESIDENTIAL PROPERTIES TRUST

     In addition, at December 31, 2001, 2000 and 1999, the Company owed Amrescon $4,079, $1,501 and $2,068, respectively, for construction costs of communities under development or rehab.

     During 2001, 2000 and 1999, the Company earned or received from the Service Companies and partnerships other income as follows:

                                       2001       2000      1999
                                      ------     ------    ------

   Development fees . . . . . . .     $1,827      1,904     2,693
   Acquisition, disposition and
     financing fees . . . . . . .        465      1,544       998
   Asset management fees. . . . .        546        584       600
   Promoted interest (1). . . . .      1,796      1,181       554
   Interest on notes and advances
     to the Service Companies . .        946      4,595     4,317
   Interest on advances to
     other affiliates . . . . . .        285        281       708
                                      ======     ======     =====

----------------

   (1) The Company's share of net sales proceeds representing incentive compensation in the form of promoted interest in AMLI at Willowbrook, AMLI at Pleasant Hill and AMLI at Prairie Court in 2001, 2000 and 1999, respectively.


     The Company leases apartment homes through ACH for short-term residents. Leases are at market rates. Rents and other charges are collected by ACH and are remitted to the Company on a periodic basis. During 2001, 2000 and 1999, total revenues of $3,619, $2,018 and $2,050, respectively, were generated from ACH leases.


                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

5.   DEBT

     The table below sets forth certain information relating to the indebtedness of the Company.

                                                           Balance                              Balance
                                             Original        at          Interest    Maturity      at
Encumbered Properties                         Amount       12/31/01        Rate        Date     12/31/00
---------------------                        --------      --------     ----------   --------   --------
BOND FINANCING:
                                                                        Tax-exempt
Unsecured (1)                                $ 40,750       40,750      rate+1.23%    10/1/24     40,750
                                                                        Tax-exempt
AMLI at Poplar Creek (1)                        9,500        9,500      rate+1.24%     2/1/24      9,500
                                             --------       ------                               -------
    Total bonds                                50,250       50,250                                50,250
                                             --------       ------                               -------

MORTGAGE NOTES PAYABLE TO FINANCIAL INSTITUTIONS:
AMLI at Conner Farms                           13,275       11,960        7.00%       6/15/03     12,238
AMLI at Riverbend                              31,000       28,102        7.30%        7/1/03     28,726
AMLI in Great Hills                            11,000        9,977        7.34%        7/1/03     10,198
AMLI at Valley Ranch                           11,500        9,688        7.63%       7/10/03      9,969
AMLI at Nantucket                               7,735        7,325        7.70%        6/1/04      7,454
AMLI at Bishop's Gate                          15,380       14,230        7.25%(2)     8/1/05     14,523
AMLI at Regents Center                         20,100       19,037        8.90%(3)     9/1/05     19,260
AMLI on the Green/AMLI of North Dallas (4)     43,234       39,621        7.79%        5/1/06     40,402
AMLI at Clairmont                              12,880       12,573        6.95%       2/15/08     12,738
AMLI - various (5)(6)                         140,000      139,369        6.56%       8/17/11       --
AMLI at Park Creek                             10,322       10,177        7.88%       12/1/38     10,223
                                             --------      -------                              --------
  Total mortgage notes payable                316,426      302,059                               165,731
                                             --------      -------                              --------

Other Notes Payable:

Unsecured line of credit (6)(7)               200,000       47,000         L+1.05%   11/15/03    165,000
Note payable to a Service Company               5,000        --             10.00%     1/1/03      5,000
                                             --------      -------      ---------     -------    -------
  Total other notes payable                   205,000       47,000                               170,000
                                             --------      -------                               -------
  Total (8)                                  $571,676      399,309                               385,981
                                             ========      =======                               =======




                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

--------------------

(1)  The terms of these tax-exempt bonds require that a portion of the apartment homes be leased to individuals who qualify based on income levels specified by the U.S. Government.  The bonds bear interest at variable rates that are adjusted weekly based upon the remarketing rates for these bonds (1.35% for AMLI at Spring
     Creek and 1.36% for AMLI at Poplar Creek at February 4, 2002).  The credit enhancement for the AMLI at
     Spring Creek bonds was provided by a $41,297 letter of credit from Wachovia Bank that expires on October 15,
     2002 and the credit enhancement for the AMLI at Poplar Creek bonds was provided by a $9,617 letter of credit from LaSalle National Bank that expires December 18, 2002.

(2)  This original $14,000 mortgage bears interest at 9.1%.  It was valued at $15,380 to reflect a 7.25% market rate of interest when assumed in connection with the acquisition of AMLI at Bishop's Gate on October 17,
     1997.  The unamortized premium at December 31, 2001 was $683.

(3)  $13,800 at 8.73% and $6,300 at 9.23%.

(4)  These two properties secure the FNMA loan that was sold at a discount of $673.  At December 31, 2001, the unamortized discount amount was $292.

(5)  This loan is secured by mortgages on seven previously unencumbered properties (AMLI at Bent Tree, AMLI at
     Lantana Ridge, AMLI at StoneHollow, AMLI at Western Ridge, AMLI at Killian Creek, AMLI at Eagle Creek and
     AMLI at Gateway Park).

(6)  The Company has used interest rate swaps on $47,000 of the outstanding amount to fix its base interest rate
     (before current lender's spread) at an average of 6.22%.  The Company paid the outstanding balance down in
     June 2001 by $140,000 from the proceeds of a new ten-year mortgage loan secured by seven of its wholly-owned properties.  AMLI concurrently reduced the commitment amount under its current line of credit by $50,000 to
     $200,000.

(7)  The Company's unsecured line of credit has been provided by a group of eight banks led by Wachovia Bank,
     N.A. and Bank One, N.A.  In November 2000, the maturity date was extended to November 2003 with a one-year renewal option.  In addition, AMC and Amrescon were added as borrowers under this line of credit, and such borrowings by the Service Companies ($14,000 at December 31, 2001) are guaranteed by the Company and count against the Company's total availability under this line of credit.  This unsecured line of credit requires that the Company meet various covenants typical of such an arrangement, including minimum net worth, minimum debt service coverage and maximum debt to equity percentage.  The unsecured line of credit is used for acquisition and development activities and working capital needs.

(8)  All but $20,537 is non-recourse to the partners of the Operating Partnership.







                   AMLI RESIDENTIAL PROPERTIES TRUST

     As of December 31, 2001, the scheduled maturities of the Company's debt are as follows:
                                  Fixed Rate
                                   Mortgage
                                 Notes Payable  Unsecured
                         Bond    to Financial     Lines
                      Financings Institutions   of Credit    Total
                      ---------- -------------  ---------   -------

2002. . . . . . . . .   $ --            4,862      --         4,862
2003. . . . . . . . .     --           61,814     47,000    108,814
2004. . . . . . . . .     --           10,745      --        10,745
2005. . . . . . . . .     --           34,812      --        34,812
2006. . . . . . . . .     --           38,123      --        38,123
Thereafter. . . . . .    50,250       151,703      --       201,953
                        -------       -------    -------    -------
        Total . . . .   $50,250       302,059     47,000    399,309
                        =======       =======    =======    =======

     The Company has considered the interest rates on its long-term debt and interest rates, payment terms and maturities available to the Company as of December 31, 2001, for these types of loans, and estimates that the fair value of its long-term debt exceeds the carrying value by approximately $6,756 at December 31, 2001. At December 31, 2000, the fair value of the Company's long-term debt exceeded the carrying value by approximately $3,924.


6.  INCOME TAXES

     The Company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to Federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. In 1999 the Company distributed approximately 90% of its taxable income and designated a portion of its dividends being paid during 2000 as a throw back dividend to 1999. In 2000, the Company distributed approximately 90% of its taxable income and again designated a portion of its dividends paid during 2001 as a throw back dividend to 2000.

In 2001, the Company distributed over 100% of its taxable income. Accordingly, no provision has been made for Federal income taxes for the Company. Dividends paid in 2001 and 2000 were fully taxable (approximately 33% as capital gain and approximately 67% as ordinary income in 2001 and approximately 40% as capital gain and approximately 60% as ordinary income in 2000).

     The Company has recorded no deferred taxes on gains for financial reporting purposes that have been deferred for income tax reporting purposes because the Company intends to distribute to its shareholders any deferred tax gain upon ultimate realization for income tax reporting purposes.

     The following table shows a reconciliation of generally accepted accounting principles ("GAAP") net income and taxable income:

                   AMLI RESIDENTIAL PROPERTIES TRUST

    RECONCILIATION BETWEEN GAAP NET INCOME AND REIT TAXABLE INCOME
    --------------------------------------------------------------

                                      2001       2000      1999
                                    --------   --------  --------

GAAP net income . . . . . . . . .   $ 45,746     76,533    51,738
Less: GAAP (net income) loss of
  TRS included above. . . . . . .        970       (635)      588
                                    --------   --------  --------
GAAP net income from REIT opera-
  tions (1) . . . . . . . . . . .     46,716     75,898    52,326
Add:  GAAP depreciation and
  amortization. . . . . . . . . .     21,830     19,992    18,604
Less:  Tax depreciation and
  amortization. . . . . . . . . .    (27,531)   (23,715)  (23,482)
GAAP/tax differences on gains/
  losses from capital transactions    (8,295)   (34,419)     (838)
Other GAAP/tax differences, net .     (1,713)       772    (3,016)
                                    --------   --------  --------

Taxable income before adjustments     31,007     38,528    43,594
Less:  Capital gains. . . . . . .    (13,100)   (15,761)  (20,506)
                                    --------   --------  --------
Taxable ordinary income subject
  to 90% dividend requirement . .   $ 17,907     22,767    23,088
                                    ========   ========  ========

Minimum required distribution to
  maintain REIT status. . . . . .   $ 16,116     20,490    20,779
Less: Dividend paid deduction . .    (22,286)   (22,767)  (23,088)
                                    --------   --------  --------
Dividends paid beyond minimum
  required. . . . . . . . . . . .   $ (6,170)    (2,277)   (2,309)
                                    ========   ========  ========

   (1) All adjustments to "GAAP net income from REIT operations" are net of amounts attributable to minority interest and TRS.


RECONCILIATION BETWEEN CASH DIVIDENDS PAID AND DIVIDENDS PAID DEDUCTION:
-----------------------------------------------------------------------

                                      2001       2000      1999
                                    --------   --------  --------

Cash dividends paid . . . . . . .   $ 40,245     39,357    37,906
Less: Dividends designated to
  prior years . . . . . . . . . .     (4,859)    (5,688)    --
Plus: Dividends designated from
  following year. . . . . . . . .      --         4,859     5,688
Less: Portion designated capital
  gain distributions. . . . . . .    (13,100)   (15,761)  (20,506)
                                    --------   --------  --------
Dividends paid deduction. . . . .   $ 22,286     22,767    23,088
                                    ========   ========  ========

                   AMLI RESIDENTIAL PROPERTIES TRUST

                  CHARACTERIZATION OF DISTRIBUTIONS
                  ---------------------------------

                            2001           2000          1999
                       -------------  ------------- -------------
                          $      %       $      %      $      %
                        -----  -----   -----  -----  -----  -----
   Ordinary income. . . $1.27    67%   $1.13    60%  $0.84    46%
   Capital gains. . . .  0.44    23%    0.61    33%   0.66    37%
   Unrecaptured
     Sec. 1250 gain . .  0.18    10%    0.12     7%   0.31    17%
                        -----  -----   -----  -----  -----  -----
                        $1.89   100%   $1.86   100%  $1.81   100%
                        =====  =====   =====  =====  =====  =====


7.  MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SHARES

     On February 20, 1998, the Company privately placed $75,000 of Series B Convertible Preferred shares with an institutional investor. The Series B Convertible Preferred shares, which were issued at $24 per share and carried an initial annual dividend of $1.80 per share, are non-callable for nine years and are subject to mandatory redemption in the event of a change in control. The Series B Convertible Preferred shares are convertible into common shares on a one-to-one basis. The minimum $1.80 per share annual dividend will increase to match the dividend rate on AMLI's common shares (currently $1.92 per share annually) if the annual dividend rate on common shares is increased to more than $1.80 per share. Fundings of $25,000 each occurred on March 9, June 30, and September 30, 1998. Total proceeds, net of 1.12% in offering costs, were $74,144.

     On October 31, 2001, the Company privately placed $20,000 of Series D Cumulative Convertible Preferred shares to the Equitable Life Assurance Society of the United States. The issue includes 800,000 shares at a par value of $25 per share and is convertible into 720,721 common shares at $27.75 per share, based on a conversion ratio of 0.9009 to 1. Required quarterly dividend payments will be equal to the greater of $0.540625 per share (based on 800,000 shares), an initial current yield of 8.65%, or the quarterly dividend then payable by the Company on the common shares into which the preferred shares could be converted. The issue is redeemable by the Company after five years and is subject to mandatory redemption by the Company, at the sole discretion of the holder, in the event of a change in control. Total net proceeds, net of 4.28% in offering costs, were $19,144.


8.  SHAREHOLDERS' EQUITY

     During 2001, 2000 and 1999, a total of 569,988, 0 and 55,556 OP Units, respectively, were issued to third parties as partial consideration for the acquisition of certain communities and a land parcel. A total of 139,330, 333,778 and 53,712 OP Units were converted to common shares during 2001, 2000 and 1999, respectively.

     During 2001, 2000 and 1999, a total of 12,434, 11,421 and 37,271 new common shares, respectively, were issued pursuant to the Company's Executive Share Purchase Plan (see note 9).

                   AMLI RESIDENTIAL PROPERTIES TRUST

     On January 30, 1996, the Company issued 1,200,000 Series A Preferred shares at $20 per share. Through December 31, 2001, 850,000 of the Series A Preferred shares had been converted to common shares on a share-for-share basis. After January 25, 2001, the Company may redeem the Series A Preferred shares at its option for cash or common shares. The Company may redeem the Series A Preferred shares for common shares only when the price of the common shares equals or exceeds the approximate $20 per share conversion price for 20 of the 30 days preceding the date of redemption notice.

     On November 2, 1998, the Company's Board of Trustees adopted a shareholder rights plan. In connection with the adoption of the rights plan, the Board declared a dividend distribution of one right for each common share outstanding on November 13, 1998, and created a series of preferred shares, consisting of 150,000 shares, designated the Series C Junior Participating Preferred Shares (the "Series C Preferred Shares"). The rights will not become exercisable unless someone acquires 15% or more of the Company's common shares or commences a tender offer for 15% or more of the common shares. Once exercisable, each right would entitle the holder, other than holders who caused the rights to become exercisable, to purchase one one-thousandth of a Series C Preferred Share. Each Series C Preferred Share, when and if issued, would entitle the holder to receive quarterly dividends on a cumulative basis, to exercise 1,000 votes per share on all matters submitted to shareholders and to receive a preference in the event of a liquidation. Under certain circumstances, each right would also entitle the holder, other than holders who caused the rights to become exercisable, to purchase common shares of the Company or shares of an acquiring person at a 50% discount to the market price.

     In January 2001, the Board of Trustees authorized the purchase of up to 500,000 of the Company's common shares of beneficial interest, which represents approximately 3% of the common shares outstanding. During 2001, the Company repurchased 220,400 shares at prices ranging from $21.72 to $23.00 per share.

     At December 31, 2001, the Company owned 22,115,368 OP Units, which were approximately 86% of the total 25,779,764 OP Units outstanding. At December 31, 2000, the Company owned 21,324,504 OP Units, which were approximately 87% of the total 24,558,242 OP Units outstanding.

9.  COMMITMENTS AND CONTINGENCIES

     LEASES OF OFFICE SPACE

     The Company shares office space with the Service Companies and with ARC at its Chicago headquarters. Amrescon and AMC share space at regional corporate offices in Atlanta, Dallas, Indianapolis and Kansas City. The Company is a party to these leases, which have terms expiring through the year 2008 and which provide for minimum rent and additional rent based on increases in operating expenses.

     The Company's share of lease payments for non-cancellable office leases (including amounts allocated to the Service Companies) was $1,063, $888 and $796 in 2001, 2000 and 1999, respectively. The Company's estimated share of future minimum rent payments under all such operating leases are as follows:

                   AMLI RESIDENTIAL PROPERTIES TRUST

         2002 . . . . . . . . . . . . . . . . .    $1,053
         2003 . . . . . . . . . . . . . . . . .     1,020
         2004 . . . . . . . . . . . . . . . . .     1,034
         2005 . . . . . . . . . . . . . . . . .     1,017
         2006 . . . . . . . . . . . . . . . . .       756
         Thereafter . . . . . . . . . . . . . .     1,394
                                                   ------
             Total. . . . . . . . . . . . . . .    $6,274
                                                   ======

     RETIREMENT SAVINGS PLAN

     The AMLI Residential Properties Retirement Savings Plan (the "Retirement Plan") is a qualified plan under Section 401(k) of the Internal Revenue Code. The provisions of the Retirement Plan obligate the Company to contribute up to 50% of the amounts contributed to the Retirement Plan by its employees (such contribution not to exceed $1.0 per employee per year for 2001 and 2000 and $0.5 for 1999). Employees vest in Company contributions as follows:

     Less than three years' service . . . . . . . . .    0%
     Three or more years' service . . . . . . . . . .  100%
                                                       ===

     As of January 1, 1995, the Retirement Plan was amended to provide for an additional contribution by Participating Employers, as defined, equal to a percentage (0.0% for 2001, 2.5% for 2000, 3% for 1999) of each eligible employee's compensation. An employee is eligible who has completed one year of service by, and is an employee as of December 31 of the year for which the contribution is made. Those additional contributions together with the Company's matching contributions are to be invested in open market purchases of the Company's common shares. Such contributions, by and on behalf of employees of the Company and its affiliates, were $306, $623 and $573 in 2001, 2000 and 1999, respectively, all of which were invested in Company shares.

     BONUS INCENTIVE COMPENSATION

     A bonus incentive compensation plan has been established for executive and key officers. This program awards a bonus to executive officers and certain key officers covered under the plan based on the achievement of specified targets and goals for the Company and the individual officer.
The primary targets are the desired annual Funds From Operations ("FFO") per share and how the Company performs relative to its competitors. The amount of bonus will be based on a formula determined for each officer up to 50% of base compensation. No bonuses were paid pursuant to this compensation program for the years ended December 31, 2001, 2000 or 1999.

                   AMLI RESIDENTIAL PROPERTIES TRUST

     PERFORMANCE INCENTIVE PLAN

     In 1995 the Company established a Performance Incentive Plan (the "Incentive Plan") whereby executive and key officers and employees may receive OP Units or cash if a target growth in FFO is achieved for a period of five years (or as many as ten years if the target is not reached sooner) starting from the year the rights under this Incentive Plan are granted.
If the target growth in FFO is achieved, OP Units actually issued under this Incentive Plan will include both the original award plus additional OP Units based on assumed reinvestment of dividends from the date of the award to the date of issuance. Expense is recognized for financial reporting purposes over the five-year determination period for each year's award based upon the estimated value at December 31, 2001 of the OP Units to be issued. In 2001, 2000 and 1999, a total of $1,044, $686 and $385, respectively, was charged to expense by the Company and the Service Companies pursuant to this Incentive Plan. At December 31, 2001, there are 94,900 OP Units (net of cancellations and payments) that may be issued in conjunction with the Incentive Plan, as follows:

                                                    At December 31,
                                                      2001 After
                                       Original       Dividend
                                        Award        Reinvestment
                                       --------     ---------------
        January 1996 Award (1). .       12,100            --
        February 1997 Award . . .       14,800          21,369
        December 1997 Award . . .       23,000          33,176
        November 1998 Award . . .       22,100          29,236
        November 1999 Award (2) .        3,100           3,791
        October 2000 Award (2). .        3,300           4,028
        October 2001 Award (2). .        3,300           3,300
                                       -------         -------
            Total . . . . . . . .       81,700          94,900
                                       =======         =======

(1) The Board of Trustees has determined that the FFO growth targets for each of the five-year periods ended December 31, 2001, 2000, and 1999 were achieved, and accordingly approved payment to individuals who had fully vested Incentive Plan awards. The value of the Company's shares at January 31, 2000 times the number of fully vested January 1995 awards totaled $573, and was paid in February 2000. The value of the Company's share at January 31, 2001 times the number of fully vested 1996 awards totaled $386 and was paid in February 2001. The amount equal to the value of the Company's shares at January 31, 2002 times the number of fully vested January 1997 awards, which totaled $540, has been fully accrued by the Company and its Service Company affiliates as of December 31, 2001 and was paid in February 2002.

(2) In lieu of the October 2001, October 2000 and November 1999 awards, certain officers were awarded forgivable loans (see Shareholder Loans to Officers/ Trustees).

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

     On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." Pursuant to its provisions, the Company may either record additional compensation expense each year based on the fair value of the Options granted in that year, or, as the Company has elected under APB No. 25, record no such additional compensation costs in its consolidated financial statements and disclose the pro forma effects as if SFAS No. 123 had been applied. Had the Company determined compensation cost based upon the fair value at the grant date for these Options under SFAS No. 123, the charge against the Company's net income would have been $341, $228 and $227 for the years ended December 31, 2001, 2000 and 1999, respectively, or approximately $0.01 per share in each of these years.

     FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" became effective July 1, 2000 and requires that additional compensation expense be recorded related to options issued, in 1999 and subsequent years, to employees of the Company's unconsolidated affiliates. The Company's share of net income from the Service Company affiliates includes a $182 and $53 after-tax charge recorded for the years ended December 31, 2001 and 2000, respectively, as a result of implementing this interpretation.

     At December 31, 2001, the Trustees who are not members of management hold 41,925 vested Options, and there were 731,750 vested Options held by employees at a weighted average exercise price of $21.14 per share.
Through December 31, 2001, 69,333 Options have been exercised and none have expired.

     At December 31, 2001, Options have been issued for all but 290,917 of the 2,850,000 shares reserved for issuance under the Option Plan. The per share weighted average fair value of Options granted during 2001, 2000 and 1999 was $1.06, $1.59 and $1.42, respectively, on the date of the grant using the Black Scholes Option-pricing model with the following weighted average assumptions: 2001 - expected dividend yield of 7.65%, risk-free interest rate of 3.52%, expected life of four years and expected volatility rate of 17.38%; 2000 - expected dividend yield of 7.69%, risk-free interest rate of 5.83%, expected life of five years and expected volatility rate of 16.73%, and 1999 - expected dividend yield of 7.83%, risk-free interest rate of 6.23%, expected life of five years and expected volatility rate of 16.14%. The Options granted under this plan have a contractual term of ten years, except that the Options granted in 1995 (all of which were exercised during 2001) have a contractual term of seven years.

                   AMLI RESIDENTIAL PROPERTIES TRUST

     Stock Option activity for employees during the years ended
December 31, 2001, 2000 and 1999 is as follows:

                                                         Weighted
                                                         Average
                                        Number of        Exercise
                                         Shares           Price
                                        ---------       ---------

    Balance at December 31, 1998        1,171,500         $21.36

Granted                                   412,500          20.82
Cancelled                                  (6,000)         21.98
Exercised                                   --               --
                                        ---------         ------
    Balance at December 31, 1999        1,578,000          21.26

Granted                                   634,250          23.16
Cancelled                                 (39,583)         20.72
Exercised                                  (8,167)         20.57
                                        ---------         ------
    Balance at December 31, 2000        2,164,500          21.79

Granted                                   397,750          23.06
Cancelled                                 (13,000)         21.80
Exercised                                 (59,500)         18.82
                                        ---------         ------
    Balance at December 31, 2001        2,489,750         $22.10
                                        =========         ======

     At December 31, 2001, the range of exercise prices was $20.06 - $23.50 and the weighted average remaining contractual life of the outstanding Options was 6.9 years.

     EXECUTIVE SHARE PURCHASE PLAN

     At their 1996 Annual Meeting, the Company's shareholders approved the AMLI Residential Properties Trust Executive Share Purchase Plan (the "Purchase Plan"). Individuals eligible to participate in the Purchase Plan included all nine Trustees and 27 members of management (who may in any one year acquire newly-issued common shares having a value as of the acquisition date of up to the lower of $100 or 50% of their annual base compensation). Starting in 2000, the only Trustees eligible to increase their participation in the Purchase Plan are Messrs. Sweet and Tague.

     The common shares may be acquired at 85% of their then current value, and the participants may elect to receive financing for up to 80% of their acquisition cost. The 15% discount is taxable income to the participants and expense for the Company's financial reporting purposes in the year in which the common shares are issued.

     During 2001, 2000 and 1999, Plan Participants acquired a total of 12,434, 11,421 and 37,271 common shares, respectively, pursuant to the Purchase Plan. Related shareholder loans ($181 in 2001, $169 in 2000 and $445 in 1999) bear interest at rates ranging from 6.42% to 8.23% and are fully repayable over a ten-year term. In November 2001, several senior officers refinanced their Purchase Plan loans through a commercial bank and repaid the Company. At December 31, 2001 and 2000, the outstanding balances of these loans were $286 and $1,563, respectively, and are included in the accompanying Consolidated Balance Sheets as a reduction of shareholders' equity. Total expense recorded in 2001, 2000 and 1999 for the 15% discount, including the Service Companies' share, was $42, $37 and $117, respectively.

                   AMLI RESIDENTIAL PROPERTIES TRUST

     SHAREHOLDER LOANS TO OFFICERS/TRUSTEES

     The Board of Trustees has approved recourse loans to the four Officers/Trustees and nine other officers to enable them to acquire on the open market approximately 442,794 of the Company's common shares of beneficial interest. These loans bear interest at rates ranging from 3.91% to 6.23% and have terms of nine years. At December 31, 2001 and 2000, the balances of these loans totaled $7,677 and $8,749, respectively, and are included in the accompanying Consolidated Balance Sheets as a reduction of shareholders' equity.

     During 1999, the Board of Trustees approved a new loan program ("New Loan Program") for certain officers as a substitute for the Incentive Plan.

During 2001, 2000 and 1999, the Company loaned $920, $881 and $1,297 to certain officers to purchase 36,805, 39,876 and 62,100 Company's shares on the open market, respectively. The loans bear interest rates ranging from 3.91% to 6.06%. Interest only is payable during the five-year loan term. The New Loan Program provides for forgiveness of the loan over a five-year period, starting in the third year of the loan. The Company will expense the loan amount over the five-year loan term using the straight-line method and will include such amount in compensation expense. In 2002, 10% of the loans made in 1999, or $130, will be forgiven. At December 31, 2001 and 2000, the balances of these loans totaled $2,890 and $1,919, respectively, and are included in the accompanying Consolidated Balance Sheets as reductions of shareholders' equity.

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

     LETTERS OF CREDIT

     At December 31, 2001, the Company is contingently liable with respect to $6,960 in bank letters of credit issued to secure commitments made in the ordinary course of business by the Company and its co-investment partnerships.

     LEGAL ACTIONS

     The Company is a party to several legal actions which arose in the normal course of business. In the opinion of management, there will be no adverse consequences from these actions that would be material to the Company's financial position or results of operations.

10.  SUBSEQUENT EVENTS

     On January 2, 2002, a $6,368 balance of the AMLI at Champions Centre loan was repaid at maturity. The payment was funded from additional contributions of $955 and $5,413 made by the Company and its co-investment partners, respectively.

                   AMLI RESIDENTIAL PROPERTIES TRUST

     On January 5, 2002, an $8,396 balance of the AMLI at Champions Park loan was repaid at maturity. The payment was funded from additional contributions of $1,259 and $7,137 made by the Company and its co-investment partners, respectively.

     On January 28, 2002, the Company obtained a commitment for a 6.40%, $18,000 first mortgage permanent loan with The Northwestern Mutual Life Insurance Company. The loan is expected to close in mid-April 2002; be secured by AMLI at Mill Creek; mature in seven years and be amortized based on thirty-year amortization period.

     On February 4, 2002, a 9.24%, $11,046 balance of the AMLI at
Windbrooke loan was refinanced with a new loan from GMAC Commercial Mortgage Corporation. The new 6.43%, $20,800 loan will mature in ten years and be amortized based on a thirty-year amortization period. On February 4, 2002, $9,568 of the proceeds were distributed to the partners, including $1,545 to the Company.

11.  SEGMENT REPORTING

     The Company defines each of its multifamily communities as an individual operating segment. It has also determined that all communities have similar economic characteristics and also meet the other criteria which permit the communities to be aggregated into one reportable segment, that being the development, acquisition, operation and ownership of multifamily communities in its target markets throughout the Southeast, Southwest, Midwest and Mountain regions of the United States. The Company's chief operating decision-maker assesses and measures segment operating results based on a performance measure referred to as net operating income at the individual operating segment level and FFO at the aggregated segment level. The National Association of Real Estate Investment Trusts defines FFO as net income (computed in accordance with GAAP), excluding extraordinary gains (losses) from debt restructurings and gains (losses) from sales of depreciable operating properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships, joint ventures and other affiliates. Adjustments for unconsolidated partnerships, joint ventures and other affiliates are calculated to reflect FFO on the same basis. FFO does not represent cash flows from operations, as defined by GAAP; is not indicative that cash flows are adequate to fund all cash needs; and is not to be considered an alternative to net income or any other GAAP measure as a measurement of the results of the Company's operations or the Company's cash flows or liquidity as defined by GAAP.

     The accounting policies of the segments are the same as those described in Note 2.

                   AMLI RESIDENTIAL PROPERTIES TRUST

     The revenues, net operating income, FFO, assets, investments in partnerships and total expenditures for property additions for the Company's reportable segment for the years ended December 31, 2001, 2000 and 1999 are summarized as follows:

                                      2001       2000         1999
                                   ---------- ----------   ----------

Multifamily segment revenues (1).  $  280,463    239,903      204,071
Reconciling items:
  Reduce co-investment revenues
    to Company's share (2). . . .    (156,260)  (120,227)     (84,834)
  Interest income and share of
    income (loss) from the
    Service Companies . . . . . .        (117)     5,022        3,062
  Other interest income . . . . .       1,432      1,403        1,683
  Other revenues. . . . . . . . .       4,654      5,645        5,126
                                   ---------- ----------   ----------

Consolidated revenues . . . . . .  $  130,172    131,746      129,108
                                   ========== ==========   ==========

Multifamily segment net operating
 income (1) . . . . . . . . . . .  $  171,063    146,995      114,668

Reconciling items to FFO:
  Reduce co-investment net
   operating income to Company's
   share (3). . . . . . . . . . .     (80,775)   (62,736)     (34,722)
  Interest income and share of
    income (loss) from the
    Service Companies . . . . . .         298      5,437        3,477
  Other interest income . . . . .       1,432      1,403        1,683
  Other revenues. . . . . . . . .       4,654      5,645        5,126
  General and administrative
    expenses. . . . . . . . . . .      (5,232)    (3,756)      (4,042)
  Provision for loss on land
    held for development or sale.      (2,086)     --           --
  Interest expense and loan cost
    amortization. . . . . . . . .     (26,212)   (25,129)     (22,611)
                                   ---------- ----------   ----------
Consolidated FFO before minority
  interest. . . . . . . . . . . .      63,142     67,859       63,579

Reconciling items to net income:
  Depreciation - wholly-owned
    properties. . . . . . . . . .     (21,080)   (19,558)     (18,194)
  Depreciation - share of
    co-investment properties. . .     (11,289)    (7,971)      (5,057)
  Share of a Service Company's
    goodwill amortization . . . .        (415)      (415)        (415)
  Gains on sales of residential
    properties. . . . . . . . . .      23,296     50,180       21,158
                                   ---------- ----------   ----------
Income before minority interest .      53,654     90,095       61,071
Minority interest . . . . . . . .       7,908     13,562        9,333
                                   ---------- ----------   ----------
Net income. . . . . . . . . . . .  $   45,746     76,533       51,738
                                   ========== ==========   ==========

                   AMLI RESIDENTIAL PROPERTIES TRUST

                                      2001       2000         1999
                                   ---------- ----------   ----------

Segment assets (1) (4). . . . . .  $1,935,423  1,803,134    1,462,051

Reconciling items:
  Subsequent capital expenditures
   (1). . . . . . . . . . . . . .     110,777     92,621       79,089
  Reduce co-investment properties
    to Company's share (5). . . .  (1,059,516)  (980,841)    (704,297)
  Accumulated depreciation. . . .    (107,139)   (94,590)     (90,441)
  Other assets (6). . . . . . . .      39,457     45,667       58,216
                                   ---------- ----------   ----------
Total assets. . . . . . . . . . .  $  919,002    865,991      804,618
                                   ========== ==========   ==========

Investments in partnerships . . .  $  184,270    166,569      107,518
                                   ========== ==========   ==========
Total expenditures for property
 additions (1). . . . . . . . . .  $  141,940    438,736      157,547
                                   ========== ==========   ==========
----------

(1) In 2001 and 2000, represents all properties in which the Company has an ownership interest; in 1999 excludes AMLI at Towne Creek in which the Company had a 1% GP interest.

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

(6) Non-segment assets consist primarily of cash and cash equivalents, deferred expenses, security deposits, notes receivable from and advances to the Service Companies and other assets.


     The Company does not derive any of its consolidated revenues from foreign countries and does not have any major customers that individually account for 10% or more of the Company's consolidated revenues.


                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


12.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                    Year Ended December 31, 2001
                                                               -------------------------------------
                                                                  First    Second     Third   Fourth
                                                                  -----    ------     -----   ------

Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . .    $31,328    32,449    34,298  32,097
Net income before minority interest . . . . . . . . . . . . .      7,345    16,810    22,839   6,660
Minority interest . . . . . . . . . . . . . . . . . . . . . .        940     2,585     3,595     788
Net income attributable to common shares. . . . . . . . . . .      4,772    12,592    17,611   3,816
Net income per common share - basic . . . . . . . . . . . . .       0.27      0.71      0.99    0.21
Net income per common share - diluted . . . . . . . . . . . .       0.27      0.67      0.89    0.21


                                                                    Year Ended December 31, 2000
                                                               -------------------------------------
                                                                  First    Second     Third   Fourth
                                                                  -----    ------     -----   ------

Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . .    $30,825    34,097    34,135   32,689
Net income before minority interest . . . . . . . . . . . . .     30,949    18,929    17,739   22,478
Minority interest . . . . . . . . . . . . . . . . . . . . . .      5,021     2,835     2,497    3,209
Net income attributable to common shares. . . . . . . . . . .     24,099    14,265    13,476   17,636
Net income per common share - basic . . . . . . . . . . . . .       1.42      0.83      0.77     0.99
Net income per common share - diluted . . . . . . . . . . . .       1.23      0.76      0.71     0.90




                                                                                             SCHEDULE III

                                       AMLI RESIDENTIAL PROPERTIES TRUST
                             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                               DECEMBER 31, 2001
                                            (Dollars in thousands)

                                                                                   Gross Amount at Which
                                           Initial Costs (A)                  Carried at Close of Period (B)
                               ---------------------------------------  -------------------------------------
                                                            Costs
                      Related                 Buildings   Capitalized                 Buildings
                      Encum-                    and      Subsequent to                  and
Properties           brances(C)     Land     Improvements Acquisition        Land    Improvements      Total
----------           ----------  ---------   -------------------------    ---------- ------------   ----------
Dallas/Ft. Worth TX
AMLI:
 at Bent Tree . . . . .$ 25,883     4,469         25,953        2,494         4,472       28,444       32,916
 at Bishop's Gate . . . 14,230      3,659         20,708          115         3,616       20,866       24,482
 at Chase Oaks. . . . .  --         1,003          9,513          714         1,003       10,227       11,230
 at Gleneagles. . . . .  --         3,178         22,723        1,531         3,182       24,250       27,432
 on the Green . . . . . 11,051      1,693         17,007          803         1,693       17,810       19,503
 at Nantucket . . . . .  7,325      1,931          6,817          734         1,931        7,551        9,482
 of North Dallas. . . . 28,570      7,278         37,204        5,942         7,278       43,146       50,424
 at Valley Ranch. . . .  9,688      3,139         16,199        3,585         3,139       19,784       22,923
 at Stonebridge Ranch .  --         2,575         14,591           30         2,575       14,621       17,196
 at Shadow Ridge. . . .  --         2,704         15,294           71         2,704       15,365       18,069
                       -------     ------        -------       ------        ------      -------      -------
Subtotal - Dallas/
  Ft. Worth, TX . . . . 96,747     31,629        186,009       16,019        31,593      202,064      233,657
                       -------     ------        -------       ------        ------      -------      -------
Austin, TX
AMLI:
 in Great Hills . . . .  9,977      3,228         14,304        1,386         3,228       15,690       18,918
 at Lantana Ridge . . . 20,208      3,582         20,299          425         3,585       20,721       24,306
 at StoneHollow . . . . 31,856      5,539         31,391        1,093         5,539       32,484       38,023
                       -------     ------        -------       ------        ------      -------      -------
Subtotal - Austin, TX . 62,041     12,349         65,994        2,904        12,352       68,895       81,247
                       -------     ------        -------       ------        ------      -------      -------
Houston, TX
AMLI:
  at Western Ridge. . . 14,435      3,004         17,023          161         3,004       17,184       20,188
  at the Medical Center  --         4,087         23,160           24         4,087       23,184       27,271
                       -------     ------        -------       ------        ------      -------      -------
Subtotal - Houston, TX. 14,435      7,091         40,183          185         7,091       40,368       47,459
                       -------     ------        -------       ------        ------      -------      -------

                                                                                  SCHEDULE III - CONTINUED


                                       AMLI RESIDENTIAL PROPERTIES TRUST
                             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION


                                                  Date       Depreciable
                             Accumulated        Completed/      Lives
Properties                   Depreciation        Acquired       Years
----------                   ------------       ----------   -----------
Dallas/Ft. Worth TX

AMLI:
 at Bent Tree . . . . . .          3,103        10/97-12/00  5 - 40 years
 at Bishop's Gate . . . .          2,774           10/17/97  5 - 40 years
 at Chase Oaks. . . . . .          2,453             6/2/94  5 - 40 years
 at Gleneagles. . . . . .          6,833         7/88-11/96  5 - 40 years
 on the Green . . . . . .          4,304            2/16/94  5 - 40 years
 at Nantucket . . . . . .          3,191           12/16/88  5 - 40 years
 of North Dallas. . . . .         10,047          7/89-7/90  5 - 40 years
 at Valley Ranch. . . . .          4,610            5/25/90  5 - 40 years
 at Stonebridge Ranch . .            252            6/11/01  5 - 40 years
 at Shadow Ridge. . . . .            147            8/31/01  5 - 40 years
                                  ------
  Subtotal - Dallas/
    Ft. Worth, TX . . . .         37,714
                                  ------
Austin, TX
AMLI:
 in Great Hills . . . . .          3,580            1/18/91  5 - 40 years
 at Lantana Ridge . . . .          2,798            9/30/97  5 - 40 years
 at StoneHollow . . . . .          1,945             2/3/00  5 - 40 years
                                  ------
  Subtotal -
    Austin, TX. . . . . .          8,323
                                  ------
Houston, TX
AMLI:
 at Western Ridge . . . .            562           12/28/00  5 - 40 years
 at the Medical Center. .            266             8/7/01  5 - 40 years
                                  ------
  Subtotal -
    Houston, TX . . . . .            828
                                  ------


                                                                                  SCHEDULE III - CONTINUED

                                       AMLI RESIDENTIAL PROPERTIES TRUST
                             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
<caption>                                                                          Gross Amount at Which
                                               Initial Costs (A)              Carried at Close of Period (B)
                                    --------------------------------------  ----------------------------------
                                                                Costs
                          Related                Buildings    Capitalized               Buildings
                          Encum-                   and       Subsequent to                and
Properties               brances(C)     Land    Improvements  Acquisition      Land    Improvements    Total
----------               ----------  ---------  ------------ -------------  ---------- ------------ ----------
Atlanta, GA
AMLI:
 at Spring Creek. . . . .    --         8,579        45,971         6,514       8,579       52,485     61,064
 at Vinings . . . . . . .    --         2,405        17,595         1,466       2,406       19,060     21,466
 at West Paces. . . . . .    --         2,160        20,595           908       2,160       21,503     23,663
 at Killian Creek . . . .   13,041      2,046        13,677           346       2,046       14,023     16,069
 at Clairmont . . . . . .   12,573      2,791        15,640         1,010       2,791       16,650     19,441
 at Park Creek. . . . . .   10,177      1,207        10,052           127       1,208       10,178     11,386
 at Towne Creek . . . . .    --           916         6,368           268         916        6,636      7,552
                           -------     ------       -------        ------      ------      -------    -------
Subtotal - Atlanta, GA. .   35,791     20,104       129,898        10,639      20,106      140,535    160,641
                           -------     ------       -------        ------      ------      -------    -------
Kansas City, KS
AMLI:
 at Regents Center. . . .   19,037      2,260        22,397         1,076       2,265       23,468     25,733
 at Town Center . . . . .    --         1,231        11,837           543       1,350       12,261     13,611
 at Lexington Farms . . .    --         4,776        27,060           290       4,776       27,350     32,126
 at Centennial Park . . .    --         2,445        13,855           564       2,447       14,417     16,864
                           -------     ------       -------        ------      ------      -------    -------
Subtotal - Kansas City, KS  19,037     10,712        75,149         2,473      10,838       77,496     88,334
                           -------     ------       -------        ------      ------      -------    -------
Indianapolis, IN
AMLI:
 at Riverbend . . . . . .   28,102      5,184        33,209         8,686       5,184       41,895     47,079
 at Conner Farms. . . . .   11,960      3,262        18,484           566       3,262       19,050     22,312
 at Eagle Creek . . . . .   11,149      2,477        14,038           135       2,478       14,172     16,650
                           -------     ------       -------        ------      ------      -------    -------
Subtotal - Indianapolis, IN 51,211     10,923        65,731         9,387      10,924       75,117     86,041
                           -------     ------       -------        ------      ------      -------    -------

                                                                                  SCHEDULE III - CONTINUED

                                       AMLI RESIDENTIAL PROPERTIES TRUST
                             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION


                                                  Date       Depreciable
                             Accumulated       Completed/       Lives
Properties                   Depreciation       Acquired        Years
----------                   ------------      ----------    -----------
Atlanta, GA
AMLI:
 at Spring Creek. . . . . .       19,584       5/85 - 5/89   5 - 40 years
 at Vinings . . . . . . . .        3,777           6/19/92   5 - 40 years
 at West Paces. . . . . . .        4,686          11/15/93   5 - 40 years
 at Killian Creek . . . . .        1,525           3/13/97   5 - 40 years
 at Clairmont . . . . . . .        2,112           1/21/98   5 - 40 years
 at Park Creek. . . . . . .        1,366           7/31/98   5 - 40 years
 at Towne Creek . . . . . .          399            2/7/00   5 - 40 years
                                 -------
  Subtotal - Atlanta, GA. .       33,449
                                 -------
Kansas City, KS
AMLI:
 at Regents Center. . . . .        5,109       10/94-12/96   5 - 40 years
 at Town Center . . . . . .        2,093          12/22/97   5 - 40 years
 at Lexington Farms . . . .        2,706          10/27/98   5 - 40 years
 at Centennial Park . . . .        1,453          12/28/98   5 - 40 years
                                 -------
  Subtotal - Kansas City, KS      11,361
                                 -------
Indianapolis, IN
AMLI:
 at Riverbend . . . . . . .        9,171          12/12/92   5 - 40 years
 at Conner Farms. . . . . .        2,475          12/22/97   5 - 40 years
 at Eagle Creek . . . . . .        1,395          12/27/98   5 - 40 years
                                 -------
Subtotal - Indianapolis, IN       13,041
                                 -------


                                                                                  SCHEDULE III - CONTINUED
                                       AMLI RESIDENTIAL PROPERTIES TRUST
                             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                                 Gross Amount at Which
                                             Initial Costs (A)                Carried at Close of Period (B)
                                    --------------------------------------  ----------------------------------
                                                                Costs
                          Related                Buildings    Capitalized               Buildings
                          Encum-                   and       Subsequent to                and
Properties               brances(C)     Land    Improvements  Acquisition      Land    Improvements    Total
----------               ----------  ---------  ------------ -------------  ---------- ------------ ----------
Chicago, IL
AMLI:
 at Poplar Creek. . . . .    9,500      1,878        10,643           900       1,885       11,536     13,421
                           -------     ------       -------        ------      ------      -------    -------
Subtotal - Chicago, IL. .    9,500      1,878        10,643           900       1,885       11,536     13,421
                           -------     ------       -------        ------      ------      -------    -------

Denver, CO
AMLI:
 at Gateway Park. . . . .   22,797      4,967        28,144           144       4,967       28,288     33,255
                           -------     ------       -------        ------      ------      -------    -------
Subtotal - Denver, CO       22,797      4,967        28,144           144       4,967       28,288     33,255
                           -------     ------       -------        ------      ------      -------    -------

   Total properties . . .  311,559     99,653       601,751        42,651      99,756      644,299    744,055

Other . . . . . . . . . .    --            28           248            80          28          328        356
                           -------     ------       -------        ------      ------      -------    -------
   Total stabilized
     properties . . . . .  311,559     99,681       601,999        42,731      99,784      644,627    744,411
                           =======     ======       =======        ======      ======      =======    =======











                                                                                  SCHEDULE III - CONTINUED

                                       AMLI RESIDENTIAL PROPERTIES TRUST
                             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION


                                                    Date     Depreciable
                             Accumulated         Completed/     Lives
Properties                   Depreciation         Acquired      Years
----------                   ------------       ----------   -----------
Chicago, IL
AMLI:
 at Poplar Creek. . . . .          1,484           12/18/97  5 - 40 years
                                 -------
Subtotal - Chicago, IL. .          1,484
                                 -------

Denver, CO
AMLI:
 at Gateway Park. . . . .            815            1/29/01  5 - 40 years
                                 -------
Subtotal - Denver, CO . .            815
                                 -------

   Total properties . . .        107,015

Other . . . . . . . . . .            124
                                 -------
   Total stabilized
     properties . . . . .        107,139
                                 =======






                                                                                  SCHEDULE III - CONTINUED

                                       AMLI RESIDENTIAL PROPERTIES TRUST
                             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                                 Gross Amount at Which
                                        Initial Costs (A)                     Carried at Close of Period (B)
                              ----------------------------------------      ----------------------------------
                                                            Costs
                      Related                 Buildings   Capitalized                 Buildings
                      Encum-                    and      Subsequent to                  and
Properties           Brances(C)     Land     Improvements Acquisition        Land    Improvements      Total
-----------          ----------  ---------   -------------------------    ---------- ------------   ----------
Land parcels
 and other
AMLI:
 at Mesa Ridge. . . .    --         3,070          --           1,070       2,703(D)       1,437        4,140
 at Fossil Lake . . .    --         2,439          --             476       2,264(D)         651        2,915
 at Prairie Lakes I .    --           730          --             430         753            407        1,160
 at Prairie Lakes II-IV  --         3,595          --           2,690       3,706          2,579        6,285
 at Champions II. . .    --         2,343          --             249       2,111(D)         481        2,592
 at Vista Ridge . . .    --         2,617          --             613       2,292(D)         938        3,230
 at Anderson Mill . .    --         3,744          --             415       3,323(D)         836        4,159
 at Westwood Ridge. .    --         2,807          --             703       2,861            649        3,510
 at Fossil Lake II. .    --         1,716          --             444       1,953(D)         207        2,160
 at Downtown Austin .    --         5,674          --           5,567       5,917          5,324       11,241
 at Parmer. . . . . .    --         3,243          --           2,180       3,307          2,116        5,423
 at Lexington II. . .    --           500          --             295         653            142          795
 at Carmel Center City   --         4,000          --           6,393       4,197          6,196       10,393
                      --------   --------       --------     --------    --------       --------     --------
  Total land parcels
    and other . . . .    --        36,478          --          21,525      36,040         21,963       58,003
                      --------   --------       --------     --------    --------       --------     --------
  Total . . . . . . . $311,559    136,159        601,999       64,256     135,824        666,590      802,414
                      ========   ========       ========     ========    ========       ========     ========



                                                                                  SCHEDULE III - CONTINUED
                                       AMLI RESIDENTIAL PROPERTIES TRUST
                             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                  Date       Depreciable
                             Accumulated       Completed/       Lives
Properties                   Depreciation       Acquired        Years
----------                   ------------      -----------   -----------
Land parcels
 and other
AMLI:
 at Mesa Ridge. . . . . .          --             12/23/96
 at Fossil Lake . . . . .          --              6/26/98
 at Prairie Lakes I . . .          --              7/22/98
 at Prairie Lakes II-IV .          --              7/22/98
 at Champions II. . . . .          --              12/1/98
 at Vista Ridge . . . . .          --               5/3/99
 at Anderson Mill . . . .          --               7/8/99
 at Westwood Ridge. . . .          --               9/9/99
 at Fossil Lake II. . . .          --             12/27/99
 at Downtown Austin . . .          --               3/1/00
 at Parmer. . . . . . . .          --              3/31/00
 at Lexington II. . . . .          --             10/18/00
 at Carmel Center City. .          --             11/20/00
                                --------
  Total land parcels
    and other . . . . . .          --
                                --------
  Total . . . . . . . . .       $107,139
                                ========

Notes:

        (A)  The initial costs represent the original development costs or original purchase price of the properties to the Company, including closing costs.
        (B)  The aggregate cost of real estate owned at December 31, 2001 for Federal income tax purposes was $736,214.
        (C)  Amounts disclosed exclude current accrued interest and debt not secured by properties.
        (D)  Land costs are net of an allowance for loss totaling $2,086.

                                                                                  SCHEDULE III - CONTINUED

                                       AMLI RESIDENTIAL PROPERTIES TRUST
                             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION




        (E)   Reconciliation of real estate owned:
                                                               2001                2000                1999
                                                             --------            --------            --------

     Balance at beginning of period . . . . . . . . .        $748,345             729,325             739,764
     Additions during period. . . . . . . . . . . . .         117,763             118,012              59,726
     Contributions to Joint Venture . . . . . . . . .          (6,738)            (43,314)            (34,661)
     Sale of property . . . . . . . . . . . . . . . .         (54,629)            (55,678)            (35,504)
     Other. . . . . . . . . . . . . . . . . . . . . .          (2,327)              --                  --
                                                             --------            --------            --------
                                                             $802,414             748,345             729,325
                                                             ========            ========            ========

        (F)  Reconciliation of accumulated depreciation:

     Balance at beginning of period . . . . . . . . .        $ 94,590              90,441              78,143
     Additions during period. . . . . . . . . . . . .          21,080              19,558              18,194
     Sale of property . . . . . . . . . . . . . . . .          (8,531)            (15,409)             (5,935)
     Other. . . . . . . . . . . . . . . . . . . . . .           --                  --                     39
                                                             --------            --------            --------
     Balance at end of period . . . . . . . . . . . .        $107,139              94,590              90,441
                                                             ========            ========            ========


See Independent Auditors' Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes or disagreements with the accountants on accounting and financial disclosures.




                               PART III

ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is hereby incorporated by reference to the materials appearing in the Company's Proxy Statement for the annual meeting of shareholders to be held on April 29, 2002 (the "Proxy Statement"), under the captions "Election of Trustees," "Management - Trustees and Executive Officers" and "Section 16(A) Beneficial Ownership Reporting Compliance."



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

                                PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    (a)  The following documents are filed as part of this report:

         (1)  Independent Auditors' Report. . . . . . . . . . .   63
              Consolidated Balance Sheets, December 31, 2001
                and 2000. . . . . . . . . . . . . . . . . . . .   64
              Consolidated Statements of Operations,
                years ended December 31, 2001, 2000 and 1999. .   66
              Consolidated Statements of Shareholders' Equity,
                years ended December 31, 2001, 2000 and 1999. .   68
              Consolidated Statements of Cash Flows,
                years ended December 31, 2001, 2000 and 1999. .   71
              Notes to Consolidated Financial Statements. . . .   73

         (2)  Financial Statement Schedule and Independent Auditors'
Report

              Title                                         Schedule

              Consolidated Real Estate and
              Accumulated Depreciation. . . . . . . . . . .      III

              The independent auditors' report with respect to the financial statement schedule is on page 63.

         (3)  Exhibits

              3.1 Amended and Restated Declaration of Trust of the Registrant (Incorporated by reference to exhibit 3.1 to Registration Statement
                      No. 33-71566).

              3.2 Amended and Restated By-Laws of the Registrant (Incorporated by reference to exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

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

              4.6 Form of Share Certificate for Series D Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest (Incorporated by reference to exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
                      2001).

              4.7 Articles Supplementary Classifying and Designating a Series of Preferred Shares as Series D Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest (Incorporated by reference to exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
                      2001).

              10.1    Amended and Restated Agreement of Limited
                      Partnership of AMLI Residential Properties, L.P. (Incorporated by reference to exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

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

              10.1(e) Fifth Amendment to Amended and Restated Agreement
                      of Limited Partnership of AMLI Residential
                      Properties, L.P. (Incorporated by reference to exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
                      2001).

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

              10.20 $200,000,000 Amended and Restated Credit Agreement dated as of July 27, 1998 among AMLI Residential Properties, L.P., the banks listed herein, Wachovia Bank, N.A., as Agent and The First National Bank of Chicago, as Documentation Agent and Dresdner Bank, A.G., New York and Grand Cayman Branches, as Co-Agent (Incorporated by reference to exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

              10.21   $250,000,000 (expandible to $300,000,000) Credit
                      Agreement dated as of October 12, 1999 among AMLI Residential Properties, L.P., the banks listed herein, Wachovia Bank, N.A., as Administrative Agent and Bank One, N.A., as Syndication Agent and PNC Bank, National Association, as Documentation Agent and Harris Trust and Savings Bank, as Senior Managing Agent and Commerzbank AG, New York Branch, as Managing Agent and Wachovia Securities, Inc. and Banc One Capital Markets, Inc., as Co-Lead Arrangers and Joint Book Managers (Incorporated by reference to exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

              10.22   $250,000,000 (expandible to $300,000,000) Credit
                      Agreement dated as of November 15, 2000 among AMLI Residential Properties, L.P., AMLI Management Company, AMLI Residential Construction LLC, the banks listed herein, Wachovia Bank, N.A., as Administrative Agent and Bank One, N.A., as Syndication Agent and PNC Bank, National Association as Documentation Agent and Harris Trust and Savings Bank, as Senior Managing Agent and Commerzbank AG, New York Branch, as Managing Agent and Wachovia Securities, Inc. and Banc One Capital Markets, Inc., as Co-Lead Arrangers and Joint Book Managers (Incorporated by reference to the exhibit
                      10.22 to the Registrant's Annual Report on
                      Form 10-K for the year ended December 31, 2000).

              10.23   Registration Rights Agreement between AMLI
                      Residential Properties Trust and The Equitable Life Assurance Society of the United States
                      (Incorporated by reference to exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

              21.1    Subsidiaries of the Registrant.

              23.1    Consent of KPMG LLP.

              99.1    Financial and Operating Data furnished to
                      Shareholders and Analysts.

    (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMLI RESIDENTIAL PROPERTIES TRUST

Date:  March 22, 2002         By:   /S/ ALLAN J. SWEET
                                    Allan J. Sweet
                                    President and Trustee


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  March 22, 2002         By:   /S/ GREGORY T. MUTZ
                                    Gregory T. Mutz
                                    Chairman of the Board of Trustees

Date:  March 22, 2002         By:   /S/ JOHN E. ALLEN
                                    John E. Allen
                                    Vice-Chairman of the Board
                                    of Trustees

Date:  March 22, 2002         By:   /S/ ALLAN J. SWEET
                                    Allan J. Sweet
                                    President and Trustee

Date:  March 22, 2002         By:   /S/ PHILIP N. TAGUE
                                    Philip N. Tague
                                    Executive Vice President and Trustee

Date:  March 22, 2002         By:   /S/ LAURA D. GATES
                                    Laura D. Gates
                                    Trustee

Date:  March 22, 2002         By:   /S/ MARC S. HEILWEIL
                                    Marc S. Heilweil
                                    Trustee

Date:  March 22, 2002         By:   /S/ STEPHEN G. MCCONAHEY
                                    Stephen G. McConahey
                                    Trustee

Date:  March 22, 2002         By:   /S/ QUINTIN E. PRIMO III
                                    Quintin E. Primo III
                                    Trustee

Date:  March 22, 2002         By:   /S/ JOHN G. SCHREIBER
                                    John G. Schreiber
                                    Trustee

Date:  March 22, 2002         By:   /S/ ROBERT J. CHAPMAN
                                    Robert J. Chapman
                                    Chief Financial Officer

Date:  March 22, 2002         By:   /S/ CHARLES C. KRAFT
                                    Charles C. Kraft
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