Form 10-Q
period 2002-03-31
AMLI RESIDENTIAL PROPERTIES TRUST
filed 2002-05-15
CIK 914724

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549


                                  FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



                For the Quarterly Period Ended March 31, 2002



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

The number of the Registrant's Common Shares of Beneficial Interest outstanding was 18,110,659 as of April 30, 2002.

                                    INDEX



PART I  FINANCIAL INFORMATION


Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheets as of
              March 31, 2002 and December 31, 2001 . . . . . . .      3

            Consolidated Statements of Operations for the
              three months ended March 31, 2002 and 2001 . . . .      5

            Consolidated Statements of Shareholders' Equity
              for the three months ended March 31, 2002. . . . .      6

            Consolidated Statements of Cash Flows for the
              three months ended March 31, 2002 and 2001 . . . .      7

            Notes to Consolidated Financial Statements . . . . .      9


Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations. . .     32


Item 3.     Quantitative and Qualitative Disclosures
              About Market Risk. . . . . . . . . . . . . . . . .     43




PART II  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . .     49



SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . .     50

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                      AMLI RESIDENTIAL PROPERTIES TRUST

                         CONSOLIDATED BALANCE SHEETS

                    MARCH 31, 2002 AND DECEMBER 31, 2001

                  (Dollars in thousands, except share data)



                                             MARCH 31,       DECEMBER 31,
                                               2002             2001
                                            (UNAUDITED)       (AUDITED)
                                            -----------      ------------

ASSETS:
Rental apartments:
  Land . . . . . . . . . . . . . . . .         $ 99,784            99,784
  Depreciable property . . . . . . . .          646,122           644,627
                                               --------        ----------
                                                745,906           744,411
  Less accumulated depreciation. . . .         (112,501)         (107,139)
                                               --------        ----------
                                                633,405           637,272


Rental community under
  development. . . . . . . . . . . . .           13,254            10,392

Land held for development or sale,
  net of provision for loss of
  $1,389 and $2,086, respectively. . .           43,160            47,611

Investments in partnerships. . . . . .          187,327           184,270

Cash and cash equivalents. . . . . . .            2,417             5,892
Deferred expenses, net . . . . . . . .            4,025             3,836
Investment in and receivables from
  the Service Companies. . . . . . . .           19,048            15,161
Other assets . . . . . . . . . . . . .           12,708            14,568
                                               --------          --------
          Total assets                         $915,344           919,002
                                               ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Debt (note 5). . . . . . . . . . . . .         $405,126           399,309
Accrued interest payable . . . . . . .            1,822             1,838
Accrued real estate taxes payable. . .            6,257            12,270
Construction costs payable . . . . . .            3,164             4,079
Security deposits and prepaid rents. .            2,713             2,656
Other liabilities. . . . . . . . . . .            7,978             7,100
                                               --------          --------
          Total liabilities. . . . . .          427,060           427,252
                                               --------          --------

                      AMLI RESIDENTIAL PROPERTIES TRUST

                                             MARCH 31,       DECEMBER 31,
                                               2002             2001
                                            (UNAUDITED)       (AUDITED)
                                            -----------      ------------

Commitments and contingencies (note 6)

Mandatorily redeemable convertible
  preferred shares . . . . . . . . . .           93,287            93,287

Minority interest. . . . . . . . . . .           67,339            68,186
                                               --------          --------

SHAREHOLDERS' EQUITY (note 2):
Series A Cumulative Convertible
 Preferred shares of beneficial
 interest, $0.01 par value,
 1,500,000 authorized, 1,200,000
 issued and 100,000 and 350,000
 outstanding, respectively (aggregate
 liquidation preference of $2,021
 and $7,075, respectively) . . . . . .                1                 4

Shares of beneficial interest,
 $0.01 par value, 145,375,000
 authorized, 18,110,659 and
 17,840,368 common shares issued
 and outstanding, respectively . . . .              181               178

Additional paid-in capital . . . . . .          356,205           355,728

Employees' and Trustees' notes . . . .          (10,821)          (10,857)

Accumulated other comprehensive
  loss . . . . . . . . . . . . . . . .           (3,559)           (4,294)

Dividends paid in excess of
  earnings . . . . . . . . . . . . . .          (14,349)          (10,482)
                                               --------          --------

        Total shareholders'
          equity . . . . . . . . . . .          327,658           330,277
                                               --------          --------

        Total liabilities and
          shareholders' equity . . . .         $915,344           919,002
                                               ========          ========
















        See accompanying notes to consolidated financial statements.

                      AMLI RESIDENTIAL PROPERTIES TRUST

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                 THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                 (UNAUDITED)
                  (Dollars in thousands, except share data)


                                                     2002        2001
                                                   --------    --------
Revenues:
  Property:
    Rental . . . . . . . . . . . . . . . . . .     $ 26,981      26,765
    Other. . . . . . . . . . . . . . . . . . .        1,664       1,570
  Interest and share of loss
    from the Service Companies . . . . . . . .         (230)       (403)
  Other interest . . . . . . . . . . . . . . .          233         477
  Income from partnerships . . . . . . . . . .        2,029       2,295
  Other. . . . . . . . . . . . . . . . . . . .          718         624
                                                   --------    --------
          Total revenues . . . . . . . . . . .       31,395      31,328
                                                   --------    --------

Expenses:
  Personnel. . . . . . . . . . . . . . . . . .        2,841       2,837
  Advertising and promotion. . . . . . . . . .          592         532
  Utilities. . . . . . . . . . . . . . . . . .          718         888
  Building repairs and maintenance
    and services . . . . . . . . . . . . . . .          926       1,178
  Landscaping and grounds maintenance. . . . .          498         500
  Real estate taxes. . . . . . . . . . . . . .        3,762       3,540
  Insurance. . . . . . . . . . . . . . . . . .          501         307
  Property management fees . . . . . . . . . .          859         708
  Other operating expenses . . . . . . . . . .          252         326
  Interest . . . . . . . . . . . . . . . . . .        5,800       6,427
  Amortization of deferred costs . . . . . . .          146         136
  Depreciation . . . . . . . . . . . . . . . .        5,362       5,086
  General and administrative . . . . . . . . .        1,540       1,518
                                                   --------    --------
          Total expenses . . . . . . . . . . .       23,797      23,983
                                                   --------    --------

Income before minority interest. . . . . . . .        7,598       7,345
Minority interest. . . . . . . . . . . . . . .          938         940
                                                   --------    --------
          Net income . . . . . . . . . . . . .        6,660       6,405

Less income attributable to
  preferred shares . . . . . . . . . . . . . .        2,082       1,633
                                                   --------    --------
          Net income attributable
            to common shares . . . . . . . . .     $  4,578       4,772
                                                   ========    ========


Net income per common share - basic  . . . . .     $   0.26        0.27
                                                   ========    ========

Net income per common share - diluted. . . . .     $   0.26        0.27
                                                   ========    ========

Dividends declared and paid
  per common share . . . . . . . . . . . . . .     $   0.48        0.47
                                                   ========    ========


        See accompanying notes to consolidated financial statements.

                                            AMLI RESIDENTIAL PROPERTIES TRUST

                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                            THREE MONTHS ENDED MARCH 31, 2002
                                                 (Dollars in thousands)
                                      SHARES OF
                                 BENEFICIAL INTEREST                     EMPLOYEES'  ACCUMULATED
                            ------------------------------   ADDITIONAL     AND        OTHER       DIVIDENDS
                            PREFERRED    COMMON               PAID-IN     TRUSTEES'  COMPREHEN-    IN EXCESS
                             SHARES      SHARES     AMOUNT    CAPITAL      NOTES     SIVE LOSS    OF EARNINGS  TOTAL
                            ---------  ----------   ------   ---------   ----------  ----------   ----------- -------
Balance at
  December 31, 2001. . . . .  350,000  17,840,368     $182     355,728     (10,857)      (4,294)     (10,482) 330,277

 Comprehensive income:
  Net income . . . . . . . .    --          --         --        --          --           --           6,660    6,660
  Preferred share
   dividends paid. . . . . .    --          --         --        --          --           --          (1,961)  (1,961)
  Net gain on derivative
   contracts . . . . . . . .    --          --         --        --          --             735        --         735
                                                                                                              -------
Comprehensive income
 attributable common
 shares. . . . . . . . . . .                                                                                    5,434
                                                                                                              -------
Common share
  distributions. . . . . . .    --          --         --        --          --           --          (8,566)  (8,566)

Shares issued in
 connection with:
  Executive Share
   Purchase Plan . . . . . .    --         10,291      --          248       --           --           --         248
  Options exercised. . . . .    --         10,000      --          204       --           --           --         204
  Employees' and
   Trustees' notes,
   net of repayments . . . .    --          --         --        --             36        --           --          36
Preferred shares con-
 verted to common shares . . (250,000)    250,000      --        --          --           --           --       --
Reallocation of
 minority interest . . . . .    --          --         --           25       --           --           --          25
                             --------  ----------     ----     -------     -------      -------      -------  -------
Balance at
  March 31, 2002 . . . . . .  100,000  18,110,659     $182     356,205     (10,821)      (3,559)     (14,349) 327,658
                             ========  ==========     ====     =======     =======      =======      =======  =======

                              See accompanying notes to consolidated financial statements.

                      AMLI RESIDENTIAL PROPERTIES TRUST

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                 THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                 (UNAUDITED)
                           (Dollars in thousands)



                                                     2002        2001
                                                   --------    --------

Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . .     $  6,660       6,405
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization. . . . . . .        5,508       5,222
    Cash distributions from partnerships
      in excess of share of income . . . . . .        2,538       2,067
    Loss from the Service Companies. . . . . .          495         583
    Minority interest. . . . . . . . . . . . .          938         940
  Changes in assets and liabilities:
    Increase in deferred costs . . . . . . . .         (346)        (51)
    Decrease in other assets . . . . . . . . .          322       1,181
    Decrease in accrued real estate taxes. . .       (5,680)     (4,920)
    Decrease in accrued interest payable . . .          (16)       (282)
    Increase in tenant security deposits
      and prepaid rents. . . . . . . . . . . .           57         507
    Increase in other liabilities. . . . . . .          572          61
                                                   --------     -------
        Net cash provided by
          operating activities . . . . . . . .       11,048      11,713
                                                   --------     -------

Cash flows from investing activities:
  Investments in partnerships, net of
    Operating Partnership units issued
      in 2001. . . . . . . . . . . . . . . . .       (5,173)     (9,150)
  Repayments from affiliates . . . . . . . . .        2,692       3,226
  (Increase) decrease in earnest money
    deposits . . . . . . . . . . . . . . . . .         (460)        520
  Acquisition properties, net of Operating
    Partnership units issued and net of
    $14,444 cash in deferred exchange
    escrow . . . . . . . . . . . . . . . . . .        --        (16,975)
  Capital expenditures - rehab properties
    and other additions. . . . . . . . . . . .         (490)       (406)
  Capital expenditures - other properties. . .       (1,005)       (999)
  Properties under development, net of
    co-investors' share of costs . . . . . . .       (4,096)     (2,104)
  Decrease in construction costs payable . . .         (915)       (151)
                                                   --------     -------
        Net cash used in
          investing activities . . . . . . . .       (9,447)    (26,039)
                                                   --------     -------

                      AMLI RESIDENTIAL PROPERTIES TRUST

                                                     2002        2001
                                                   --------    --------

Cash flows from financing activities:
  Debt proceeds, net of financing costs. . . .       24,000      49,858
  Debt repayments. . . . . . . . . . . . . . .      (18,183)    (23,597)
  Cash distribution from refinancing of a
    partnership's debt . . . . . . . . . . . .          905       --
  Proceeds from issuance of Executive
    Share Purchase Plan shares and Option
    Plan shares, net of Employees' and
    Trustees' notes. . . . . . . . . . . . . .          488         113
  Repurchase of shares of beneficial
    interest - common shares . . . . . . . . .        --         (3,312)
  Distributions to partners. . . . . . . . . .       (1,759)     (1,717)
  Dividends paid . . . . . . . . . . . . . . .      (10,527)    (10,022)
                                                   --------     -------
        Net cash (used in) provided by
          financing activities . . . . . . . .       (5,076)     11,323
                                                   --------     -------

Net change in cash and cash equivalents. . . .       (3,475)     (3,003)
Cash and cash equivalents
  at beginning of period . . . . . . . . . . .        5,892       5,106
                                                   --------     -------
Cash and cash equivalents
  at end of period . . . . . . . . . . . . . .     $  2,417       2,103
                                                   ========     =======

Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and other
    interest, net of amounts capitalized . . .     $  5,816       6,709
                                                   ========    ========
  Supplemental disclosure of non-cash
   investing and financing activities:
     OP units issued for the acquisition of
       properties. . . . . . . . . . . . . . .     $  --          2,764
     OP units issued for the acquisition of
       a property in a co-investment
       partnership . . . . . . . . . . . . . .        --          7,576
                                                   ========    ========




















        See accompanying notes to consolidated financial statements.

                      AMLI RESIDENTIAL PROPERTIES TRUST

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 2002 AND 2001

                                 (Unaudited)
                  (Dollars in thousands, except share data)


1.   ORGANIZATION AND BASIS OF PRESENTATION

     Organization

     AMLI Residential Properties Trust (the "Company" or "AMLI") commenced operations upon the completion of its initial public offering on February 15, 1994. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position at March 31, 2002 and December 31, 2001 and the results of operations and cash flows for the periods presented, have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 Annual Report and in Form 10-K filed with the Securities and Exchange Commission. The results for the three months ended March 31, 2002 are not necessarily indicative of expected results for the entire year.

     The consolidated financial statements include the accounts of the Company and AMLI Residential Properties, L. P. (the "Operating Partnership" which holds the operating assets of the Company). The Company is the sole general partner and owned an 86% majority interest in the Operating Partnership at March 31, 2002. The limited partners hold Operating Partnership units ("OP Units") which are convertible into shares of the Company on a one-for-one basis, subject to certain limitations. At March 31, 2002, there are 3,664,396 OP Units held by the limited partners.

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

                      AMLI RESIDENTIAL PROPERTIES TRUST

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Real Estate Assets

     At March 31, 2002, the Company was continuing the rehab of the second phase of AMLI at Valley Ranch. Starting in 1999 and through March 31, 2002, the Company has spent $2,542 on the rehab of this property and expects to spend an additional $620 in 2002 to complete the rehab.

     Rental Communities Under Development

     At March 31, 2002, the Company has eight communities under development including seven in joint ventures with co-investment partners as follows:

                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                                                                          TOTAL
                                                             NUMBER       NUMBER        TOTAL          ESTIMATED
                                                               OF           OF         EXPENDED        COSTS UPON
COMMUNITY                           LOCATION                 ACRES        UNITS       THRU 3/31/02     COMPLETION
---------                           --------                 ------       ------      ------------     ----------
Wholly-Owned:

Development Communities:
 AMLI:
  at Carmel Center                  Carmel, IN                  15          322          $ 13,254         28,400
                                                               ---        -----          --------       --------


Co-Investments
(Company Ownership Percentage):

 Development Communities:
 AMLI:
  at Mill Creek (25%)               Gwinnett County, GA         33          400            25,775         25,800
  at Milton Park (25%)              Alpharetta, GA              21          461            19,553         35,000
  at Kedron Village (20%)           Peachtree City, GA          21          216            18,336         20,200
  at Barrett Walk (25%)             Cobb County, GA             26          310             5,629         22,500
  at King's Harbor (25%)            Houston, TX                 15          300            19,570         19,800
  at Cambridge Square (30%)         Overland Park, KS           21          408            30,902         32,200
  at Seven Bridges (20%)            Woodridge, IL               13          520            24,554         82,200
                                                               ---        -----          --------       --------

        Total co-investment
          development
          communities                                          150        2,615           144,319        237,700
                                                               ---        -----          --------       --------
        Total wholly-owned
          and co-investments                                   165        2,937          $157,573        266,100
                                                               ===        =====          ========       ========




                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Land Held for Development or Sale

     At March 31, 2002, the Company owns several parcels of land, which are currently being planned for development, being held for future development or being considered for sale.


                                                                   NUMBER       NUMBER          TOTAL
                                                                     OF           OF           EXPENDED
COMMUNITY                                LOCATION                  ACRES        UNITS        THRU 3/31/02
---------                                --------                  ------       ------       ------------
Wholly-Owned:

Land Held for Development or Sale:
 AMLI:
  at Champions II (1)(2)                 Houston, TX                  14          288            $  2,610
  at Mesa Ridge (1)(2)                   Ft. Worth, TX                27          460               4,158
  at Prairie Lakes I                     Noblesville, IN              17          228               1,183
  at Prairie Lakes II-IV                 Noblesville, IN             103        1,100               6,417
  at Anderson Mill (1)(2)                Austin, TX                   39          520               4,154
  at Downtown Austin                     Austin, TX                    2          220              11,594
  at Parmer Park                         Austin, TX                   28          480               5,470
  at Vista Ridge (1)(2)                  City of Lewisville, TX       15          340               3,172
  at Westwood Ridge                      Overland Park, KS            30          428               3,581
  at Lexington Farms II                  Overland Park, KS             7          104                 821
                                                                     ---        -----            --------
    Total land held for
      development                                                    282        4,168            $ 43,160
                                                                     ===        =====            ========


     (1)     The Company has expensed interest carry of $275 on these land parcels for the three months ended March 31, 2002.

     (2)     Amounts are shown net of an allowance for loss totaling $1,389 on these land parcels in Texas.
             An additional provision of $697 had been made in December 2001 to state the value of two parcels of land in Dallas, Texas at the lower costs or market, and as of January 2002 these parcels were sold to
             Amrescon for their estimated $5,076 market value and carrying value.  The Company financed 100% of the selling price. Amrescon intends to develop and sell this land over the next 2-3 years and use the proceeds from sale to repay the financing provided by the Company.


                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Acquisition

     The Company acquired no properties during the three months ended March 31, 2002.  The table below summarizes the properties acquired by the Company during 2001:

                                         Number      Year
                                          of         Com-        Date       Purchase                  Total
Community            Location            Units      pleted      Acquired     Price         Debt       Equity
---------            --------           --------   --------     --------    --------      ------     --------
WHOLLY-OWNED:
AMLI:
 at Gateway Park
   (1) . . . . . .   Denver, CO              328       2000      1/29/01      33,050        --         33,050
 at Stonebridge
   Ranch (1) . . .   McKinney, TX            250       2001      6/11/01      17,110        --         17,110
 at the Medical
   Center (1). . .   Houston, TX             334       2000       8/7/01      27,150        --         27,150
 at Shadow Ridge
   (1) . . . . . .   Flower Mound, TX        222       2000      8/31/01      18,000        --         18,000
                                          ------                            --------      ------      -------
    Total wholly-owned                     1,134                              95,310        --         95,310
                                          ------                            --------      ------      -------

CO-INVESTMENTS
(Company ownership
percentage):
AMLI at Osprey
 Lake (69%) (2). .   Gurnee, IL              483    1997/99       2/1/01      52,000      35,320       16,680
                                          ------                            --------     -------      -------
      Total wholly-owned and
        co-investments                     1,617                            $147,310      35,320      111,990
                                          ======                            ========     =======      =======

   (1)  These acquisitions completed deferred third party exchanges for Federal income tax purposes.  The Company issued 86,494 and 109,748 OP Units as part of the total payment for the acquisition of AMLI at Gateway
        Park and AMLI at the Medical Center, respectively.

   (2)  The Company issued 333,610 OP Units for a 43% interest in this property which was contributed to a joint venture with a private real estate investment trust in which AMLI owned a 44% interest.

                      AMLI RESIDENTIAL PROPERTIES TRUST

     DISPOSITION

     The Company selectively sells properties and reinvests the proceeds in new communities to continually improve the quality of its portfolio and increase the potential for growth in net operating income. The gains on sales of residential communities are reported separately in the Consolidated Statements of Operations and neither the properties' selling prices nor related gains are included in revenues in the Consolidated Statements of Operations. Incentive compensation received from co-investment partnerships in the form of a promoted interest that is paid to the Company from sales proceeds is included in other revenues in the Consolidated Statements of Operations.

<table>                                  AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     The Company sold no properties during the three months ended March 31, 2002 and 2001.  The table below summarizes the properties sold by the Company during 2001:

<caption>                                                                                                  Net
                                                                                                        Operating
                                                                                                        Income in
                                                                                                         Twelve
                                                                                                         Months
                                                              Costs                                    Immediately
                                          Year                Before                                     Prior to
                               Number   Acquired/    Date     Depre-     Sale       Net                  Date of
Community      Location       of Units  Developed    Sold     ciation    Price    Proceeds  Gain (3)      Sale
---------      --------       --------  ---------  --------   --------  --------  --------  --------   -----------
WHOLLY-OWNED:
AMLI at:
 AutumnChase
 (1)           Carrollton, TX      690   87/96/99    6/5/01     29,850    40,550    39,144     9,249         3,608

 Alvamar       Lawrence, KS        152     1994     7/27/01      8,263     8,900     8,794     2,036           740

 Rosemeade (2) Dallas, TX          236     1990     8/24/01     11,653    12,430    11,861     2,408         1,045
                                 -----                         -------   -------   -------   -------       -------
    Total wholly-owned           1,078                          49,766    61,880    59,799    13,693         5,393
                                 -----                         -------   -------   -------   -------       -------
CO-INVESTMENTS
(Company owner-
ship percentage):
AMLI at
 Willowbrook
 (40%)         Willowbrook, IL     488     1996     7/31/01     39,402    58,500    57,611    22,245         4,209
                                 -----                        --------   -------   -------   -------       -------
      Total wholly-owned
        and co-investments       1,566                        $ 89,168   120,380   117,410    35,938         9,602
                                 =====                        ========   =======   =======   =======       =======

     (1)  The net proceeds from the sale of Phase I of this community were used to acquire AMLI at Stonebridge
          Ranch in a deferred third-party exchange for Federal income tax purposes.  The remaining proceeds were used for the acquisition of AMLI at the Medical Center to complete the deferred third party exchange for Federal income tax purposes.

     (2)  The net proceeds from this sale were used to fund the acquisition of AMLI at Shadow Ridge in completion of a deferred third-party exchange for Federal income tax purposes.

     (3)  Gains on sales of co-investment properties are shown net of disposition fees and promoted interests paid to the Company by the co-investment partnerships.

                      AMLI RESIDENTIAL PROPERTIES TRUST

     STANDARDS IMPLEMENTED AND TRANSITION ADJUSTMENT

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Adoption of SFAS 144 is required for fiscal years beginning after December 15, 2001, and interim periods within those years. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed of," ("SFAS 121") and related literature and establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company's adoption of SFAS 144 had no impact on its consolidated financial statements.

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Accounting for Goodwill and Other Intangible Assets" ("SFAS 142"), which requires, among other things, that effective January 1, 2002 goodwill resulting from a business combination accounted for as a purchase no longer be amortized, but be subjected to ongoing impairment review. The only goodwill included in the accounts of the Company and its unconsolidated subsidiaries is $3,300 recorded on the books of an unconsolidated subsidiary. This amount was being amortized using the straight-line method over the five year period, and at December 31, 2001, the remaining unamortized goodwill was $668. As a result of implementing SFAS 142, whereby no amortization will be recorded in 2002, the Company's share of income, net of tax effect, from the unconsolidated subsidiary is increased by approximately $100 for the three months ended March 31, 2002. Pro-forma share of income, net of tax, from this unconsolidated subsidiary will be increased by approximately $400 for the year ended December 31, 2002.

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

                      AMLI RESIDENTIAL PROPERTIES TRUST

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

     The following table summarizes the notional amounts and approximate fair value of the Company's interest rate swap contracts. The notional amounts at March 31, 2002 provide an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.


                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




                                                                      Approximate
                                                        Cumulative    Liability at
Notional       Fixed        Term of        Contract        Cash        March 31,
Amount         Rate(1)      Contract       Maturity     Paid, Net       2002 (2)
--------      -------       --------       ---------    ----------   -------------

$10,000(3)     6.216%        5 years        11/01/02       $  436           262
 10,000(3)     6.029%        5 years        11/01/02          357           250
 20,000        6.145%        5 years        02/15/03          826           632
 10,000        6.070%        5 years        02/18/03          382           322
 15,000        6.405%        5 years        09/20/04          533           788
 10,000        6.438%        5 years        10/04/04          335           556
-------                                                    ------         -----
$75,000                                                    $2,869         2,810
=======                                                    ======         =====



(1)  The fixed rate for the swaps includes the swap spread (the risk component added to the Treasury yield to determine a fixed rate) and excludes lender's spread.

(2)  Represents the approximate amount which the Company would have paid as of March 31, 2002 if these contracts were terminated.  This amount was recorded as a liability in the accompanying Consolidated Balance Sheet as of March 31, 2002.

(3)  These contracts were marked-to-market in 2002 and 2001.


                      AMLI RESIDENTIAL PROPERTIES TRUST

     As a result of a reduced level of borrowings under the Company's unsecured line of credit following a $140,000 fixed rate financing and a sale of a co-investment property, $20,000 of the total $75,000 in interest rate swap contracts held by the Company no longer hedge any exposure to floating rate debt.

     On March 31, 2002, the derivative instruments were reported at their fair value as Other Liabilities of $2,810 which decreased by $914 from $3,724 as of December 31, 2001. The offsetting adjustments were reported as losses in Accumulated Other Comprehensive Loss of $3,559, which decreased by $735 from $4,294 as of December 31, 2001. The adjustments to the shareholders' equity include $1,369 and $1,413 of the Company's share of Other Comprehensive Loss of a co-investment partnership as of March 31, 2002 and December 31, 2001, respectively. In addition, adjustments to earnings of $19 and $17 due to a small ineffectiveness on the swaps have been recorded as of March 31, 2002 and 2001, respectively.

     All the Company's hedges that are reported at fair value and are represented on the Consolidated Balance Sheets are characterized as cash flow hedges. These transactions hedge the future cash flows of debt transactions. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the Consolidated Balance Sheets with a corresponding adjustment to either Accumulated Other Comprehensive Income or in earnings--depending on the type of hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains and losses are reported in Accumulated Other Comprehensive Income. If the hedging transaction is characterized as a fair value hedge, then the changes in fair value of the hedge and the hedged item are reflected in earnings. If the fair value hedging relationships is fully effective, there is no net effect reflected in income or funds from operations ("FFO"). Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified to earnings. This reclassification is consistent with when the hedged items are also recognized in earnings.

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

                      AMLI RESIDENTIAL PROPERTIES TRUST

     PER SHARE DATA

     The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated (in thousands, except per share amounts).

                                                   2002         2001
                                                ----------   ----------
     Net income. . . . . . . . . . . . . . . .  $    6,660        6,405
       Less income attributable to
         preferred shares. . . . . . . . . . .      (2,082)      (1,633)
                                                ----------   ----------
     Net income attributable to
       common shares - basic . . . . . . . . .  $    4,578        4,772
                                                ==========   ==========
     Net income attributable to
       common shares - diluted . . . . . . . .  $    6,660        6,405
                                                ==========   ==========

     Weighted average common shares
       - basic . . . . . . . . . . . . . . . .  17,886,763   17,825,987

     Dilutive options and other plan
       shares. . . . . . . . . . . . . . . . .     299,739      111,775
     Convertible preferred shares. . . . . . .   4,156,832    3,475,000
                                                ----------   ----------
     Weighted average common shares
       - Diluted . . . . . . . . . . . . . . .  22,343,334   21,412,762
                                                ==========   ==========

     Net income per common share:
         Basic . . . . . . . . . . . . . . . .  $     0.26         0.27
         Diluted . . . . . . . . . . . . . . .  $     0.26         0.27
                                                ==========   ==========

      RECLASSIFICATIONS

      Certain amounts in the consolidated 2001 financial statements of the Company have been reclassified to conform with the current presentation.

3.    INVESTMENTS IN PARTNERSHIPS AND SERVICE COMPANIES

      INVESTMENTS IN PARTNERSHIPS

      At March 31, 2002, the Operating Partnership was a general partner in various co-investment partnerships. The Operating Partnership and the Service Companies receive various fees for services provided to these co-investment partnerships, including development fees, construction fees, acquisition fees, property management fees, asset management fees, financing fees, administrative fees and disposition fees. The Operating Partnership is entitled to shares of cash flow or liquidation proceeds in excess of its stated ownership percentages based, in part, on cumulative returns to its partners in excess of specified rates. The Operating Partnership received cash flow and recorded operating income in excess of its ownership percentages of $622 for the three months ended March 31, 2002. Investments in partnerships at March 31, 2002 and the Company's 2002 share of income or loss for the three months then ended from each are summarized as follows:

                                         AMLI RESIDENTIAL PROPERTIES TRUST
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



                                                     Equity                       Total     Company's   Company's
                     Company's                 ------------------    Company's     Net       Share of   Share of
                     Percentage     Total               Company's    Investment   Income   Net Income   Deprecia-
Community            Ownership      Assets     Total    Share (1)       (1)       (Loss)     (Loss)       tion
---------            ----------   ----------   ------   ---------    ----------   ------   ----------   ---------

AMLI:
 at Greenwood Forest
  (2)                   15%       $   15,284    3,852        578           561        25            4         16
 at Champions Park      15%           11,150   11,005      1,651         1,651       200           30         13
 at Champions Centre    15%            8,370    8,229      1,234         1,234       160           24         10
 at Windbrooke (3)      15%           16,101   (5,403)      (810)        --           60           18         17
 at Willeo Creek        30%           13,310    4,007      1,202         1,202        71           21         30
 at Barrett Lakes       35%           23,392    7,096      2,484         2,585       220           88         76
 at Chevy Chase         33%           40,960   12,240      4,024         4,024       382          102        100
 at River Park          40%           12,901    4,108      1,630         1,591       149           79         41
 at Fox Valley          25%           22,273   21,495      5,374         5,550       290           73         46
 at Fossil Creek        25%           19,046   18,751      4,688         4,774       301           75         48
 at Danada Farms        10%           43,717   18,244      1,824         1,816       441           44         34
 at Verandah            35%           20,862    4,190      1,560         1,615        11           17         91
 at Northwinds          35%           49,580   15,314      5,360         5,207       393          182        154
 at Regents Crest       25%           30,990   15,371      3,843         3,937       117           72         61
 at Oakhurst North      25%           40,211   38,897      9,724         9,663       288           72        121
 at Wells Branch        25%           31,037   30,527      7,632         7,048       447          112         72
 on the Parkway         25%           14,129    3,701        922           636         9            2         37
 on Timberglen (1)      40%            9,727    3,164      1,296         --           13           38         51
 at Castle Creek        40%           19,599   19,046      7,618         7,772       288          131         66
 at Lake Clearwater     25%           15,685   15,216      3,804         3,855       144           36         34
 Creekside              25%           15,321   15,080      3,770         3,891       207           65         32
 at Deerfield           25%           16,253    3,708        924           775       (25)          (6)        38
 at Wynnewood Farms     25%           17,812   17,527      4,382         4,421       243           61         37
 at Monterey Oaks       25%           28,544   28,240      7,060         7,143       461          115         59
 at St. Charles         25%           41,662   40,652     10,163        10,196       445          111         82
 at Park Bridge         25%           23,999   23,791      5,948         6,002       395           99         45
 at Mill Creek          25%           25,540   25,253      6,313         6,573       344           86         48
 at Lost Mountain       75%           11,179      590        443           554       (52)          21         56
 on Spring Mill         20%
                     (Residual)       28,327   27,462      --            1,229       265        --         --
 at Prestonwood
    Hills               45%           17,173    5,586      2,530         2,525        43           31         57
 at Windward Park       45%           26,590    8,580      3,902         3,894      (128)         (46)        87




                                         AMLI RESIDENTIAL PROPERTIES TRUST
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                     Equity                       Total     Company's   Company's
                     Company's                 ------------------    Company's     Net       Share of   Share of
                     Percentage     Total               Company's    Investment   Income   Net Income   Deprecia-
Community            Ownership      Assets     Total    Share (1)       (1)       (Loss)     (Loss)       tion
---------            ----------   ----------   ------   ---------    ----------   ------   ----------   ---------

 at Summit Ridge        25%           28,027    7,813      1,953         1,686        59           15         58
 at Oak Bend            40%           24,310    5,374      2,150         2,150        16           31         71
 Midtown                45%           32,594   10,605      4,809         4,791       145           90        103
 on Frankford           45%           38,564   12,685      5,753         5,737       143           95        125
 at Peachtree City I    20%           28,449   28,243      5,649         3,625       311           62         37
 at Kedron Village      20%           18,447      751        150           127      (160)         (32)        18
 at Scofield Ridge      45%           36,952   12,183      5,525         5,506       (35)           9        115
 at Breckinridge
    Point               45%           33,192   10,938      4,959         4,942         9           25        103
 at Cambridge Square    30%           31,046   26,776      8,033         8,563       (28)         (18)        23
 Towne Square           45%           32,447   10,779      4,887         4,833        26           32        100
 at Lowry Estates       50%           50,909   16,856      8,428         8,278       (18)          18        170
 at King's Harbor       25%           19,385   18,955      4,739         5,023       (54)         (13)        43
 at Milton Park         25%           19,621   17,701      4,425         4,317       (33)          (8)     --
 at Osprey Lake         69%           52,464   15,918     10,940        10,752      (133)         (74)       243
 at Seven Bridges       20%           25,826   16,364      3,220         4,021     --           --         --
 at Barrett Walk        25%            5,732    4,836      1,209         1,253     --           --         --
                                  ----------  -------    -------       -------   -------       ------     ------
                                   1,188,689  662,296    187,902       187,528     6,455        1,989      2,868
   Other                               --       --         --             (201)    --              40      --
                                  ----------  -------    -------       -------   -------       ------     ------
    Total                         $1,188,689  662,296    187,902       187,327     6,455        2,029      2,868
                                  ==========  =======    =======       =======   =======       ======     ======

(1)  The Company's investments in partnerships differ from the Company's share of co-investment partnerships'
     equity primarily due to capitalized interest on its investments in properties under development, purchase price basis differences and the elimination of the Company's share of acquisition, financing and development fee income.  These items are amortized over forty years using the straight-line method.  The purchase price basis difference of AMLI on Timberglen resulted in a negative investment balance which is included in other liabilities in the accompanying Consolidated Balance Sheet as of March 31, 2002.

(2)  In April 2002, the Company made a preferred $11,200 capital contribution to AMLI at Greenwood Forest Limited
     Partnership to enable it to repay the existing 8.95% first mortgage loan.  The Company will receive a 6.75%
     preferential allocation of cash flow on its preferred capital until this partnership's property is sold or refinanced.

(3)  On February 4, 2002, the balance of the AMLI at Windbrooke loan was refinanced with a new loan from GMAC
     Commercial Mortgage Corporation.  The net proceeds were distributed to the partners, including $1,545 to the
     Company.  With this distribution, the partners have received a return of all their original capital plus a targeted yield, which resulted in a negative investment balance that is included in other liabilities in the accompanying Consolidated Balance Sheet as of March 31, 2002.

                      AMLI RESIDENTIAL PROPERTIES TRUST

     All but two debt financings have been obtained at fixed rates from various insurance companies on behalf of these co-investment partnerships. All of these first mortgages are non-recourse debt and secured by mortgages on the respective communities. The following summarizes co-investment debt at March 31, 2002:

                                  Outstand-
                       Total       ing at    Company's Interest
Community            Commitment    3/31/02     Share     Rate     Maturity
---------            ----------   ---------  --------- --------   ---------
AMLI:
 at Greenwood Forest  $ 11,625       11,156     1,673     8.95%   May  2002
 at Kedron Village      19,170       16,160     3,232  L+1.875%   June 2002
 at Chevy Chase         29,767       27,073     8,934     6.67%   Apr. 2003
 at Willeo Creek        10,000        9,125     2,737     6.77%   May  2003
 at Regents Crest       16,500       15,081     3,770     7.50%   Dec. 2003
 at Verandah            16,940       16,193     5,667     7.55%   Apr. 2004
 on Timberglen           6,770        6,382     2,553     7.70%   June 2004
 at Seven Bridges       50,000        5,420     1,084   L+1.80%   Jan. 2005
 at Prestonwood Hills   11,649       11,343     5,137     7.17%   Aug. 2006
 at Windward Park       18,183       17,714     8,030     7.27%   Aug. 2006
 at Oak Bend            18,834       18,448     7,379     7.81%   Dec. 2006
 Midtown                21,945       21,480     9,740     7.52%   Dec. 2006
 at Deerfield           12,600       12,335     3,084     7.56%   Dec. 2006
 at Danada Farms        24,500       23,745     2,375     7.33%   Mar. 2007
 on Frankford           25,710       25,356    11,500     8.25%   June 2007
 at Breckinridge Point  22,110       21,794     9,882     7.57%   July 2007
 at Scofield Ridge      24,618       24,275    11,009     7.70%   Aug. 2007
 Towne Square           21,450       21,179     9,603     7.60%   Jan. 2008
 at Lowry Estates       33,900       33,533    16,766     7.12%   Jan. 2008
 at Summit Ridge        20,000       19,807     4,952     7.27%   Feb. 2008
 at River Park           9,100        8,599     3,440     7.75%   June 2008
 on the Parkway         10,800       10,210     2,553     6.75%   Jan. 2009
 at Barrett Lakes       16,680       15,952     5,583     8.50%   Dec. 2009
 at Northwinds          33,800       33,403    11,691     8.25%   Oct. 2010
 at Osprey Lake         35,320       34,963    24,037     7.02%   Mar. 2011
 at Windbrooke          20,800       20,773     3,116     6.43%   Mar. 2012
 at Lost Mountain       10,252       10,197     7,647     6.84%   Nov. 2040
                      --------     --------   -------
                      $553,023      491,696   187,174
                      ========     ========   =======

     In general, these loans provide for monthly payments of principal and interest based on a 25 or 27 year amortization schedule and a balloon payment at maturity. Some loans provide for payments of interest only for an initial period, with principal amortization commencing generally within two years.

     INVESTMENTS IN SERVICE COMPANIES

     Combined financial information of the various Service Companies at and for the three months ended March 31, 2002 and 2001 is summarized as follows:

                      AMLI RESIDENTIAL PROPERTIES TRUST

                                                   Three Months Ended
                                                        March 31,
                                                  ----------------------
                                                   2002           2001
                                                 --------       --------
   Construction contract revenue . . . . . .     $ 20,122         11,683
   Construction contract costs . . . . . . .      (19,489)       (11,168)
                                                 --------       --------
   Construction gross profit . . . . . . . .          633            515

   Property management fees. . . . . . . . .        2,691          2,502
   Corporate homes' gross profit . . . . . .          346            305
   Loss on a land sale . . . . . . . . . . .          (73)         --
   Other income. . . . . . . . . . . . . . .          122            190
                                                 --------       --------
   Total income. . . . . . . . . . . . . . .        3,719          3,512
                                                 --------       --------
   General and administrative:
     Construction. . . . . . . . . . . . . .          550            506
     Property management . . . . . . . . . .        2,508          2,414
     Corporate homes . . . . . . . . . . . .          242            227
                                                 --------       --------
   Total general and administrative. . . . .        3,300          3,147
                                                 --------       --------
   EBITDA. . . . . . . . . . . . . . . . . .          419            365

   Interest. . . . . . . . . . . . . . . . .         (409)          (698)
   Depreciation (1). . . . . . . . . . . . .         (716)          (575)
   Income taxes. . . . . . . . . . . . . . .          268            345
                                                 --------       --------
   Net loss. . . . . . . . . . . . . . . . .     $   (438)          (563)
                                                 ========       ========

                                                 March 31,   December 31,
                                                   2002          2001
                                                 ---------   ------------

   Receivables from affiliates . . . . . . .     $  7,771          9,136
   Land held for sale. . . . . . . . . . . .        8,005          4,951
   Building and equipment, net of
     accumulated depreciation. . . . . . . .        2,398          2,463
   Information technology costs,
     net of accumulated depreciation . . . .        8,900          8,384
   Investments and other assets. . . . . . .       10,625          9,911
                                                 --------       --------
   Total assets. . . . . . . . . . . . . . .     $ 37,699         34,845
                                                 ========       ========

   Due to the Company. . . . . . . . . . . .     $ 21,692         17,311
   Bank debt . . . . . . . . . . . . . . . .       14,000         14,000
   Other . . . . . . . . . . . . . . . . . .        4,348          5,733
                                                 --------       --------
   Total liabilities . . . . . . . . . . . .     $ 40,040         37,044
                                                 ========       ========

   Total deficit . . . . . . . . . . . . . .     $ (2,341)        (2,199)
                                                 ========       ========

     (1) Includes $104 in amortization of goodwill in 2001. No amortization of goodwill was recorded in 2002 in accordance with SFAS 142.

                      AMLI RESIDENTIAL PROPERTIES TRUST

     For 2001, substantially all interest expense of the Service Companies resulted from direct borrowings from banks under the Company's line of credit, with interest at LIBOR + 1.05%. Amounts borrowed from the banks by the Service Companies are guaranteed by the Company for which it received a guaranty fee from the Service Companies totaling $35 and $68 for the three months ended March 31, 2002 and 2001, respectively. In 2002, the Company sold two land parcels to a Service Company for $5,076, which increased advances to the Service Companies that bear interest at a rate of prime plus 1%. Interest and share of income (loss) from the Service Companies as included in the accompanying Consolidated Statements of Operations are reconciled below:

                                                          March 31,
                                                     -----------------
                                                     2002        2001
                                                    ------      ------

    Intercompany interest expensed . . . . . . .    $  265         159
    Intercompany interest capitalized. . . . . .      --            21
    Net income (loss). . . . . . . . . . . . . .      (438)       (563)
    Intercompany eliminations and
      other owners' share. . . . . . . . . . . .       (57)        (20)
                                                    ------      ------
    Interest and share of income from the
      Service Companies. . . . . . . . . . . . .    $ (230)       (403)
                                                    ======      ======

     The Service Companies recorded an after-tax charge against earnings of $72 and $14 for the three months ended March 31, 2002 and 2001, respectively, pursuant to APB Opinion No. 25 "Accounting for Certain Transactions Involving Stock Compensation."


4.   RELATED PARTY TRANSACTIONS

     During the three months ended March 31, 2002 and 2001, the Company accrued or paid to its affiliates fees and other costs and expenses as follows:

                                                2002             2001
                                               ------           ------

       Management fees                         $  859              708
       General contractor fees                    202               13
       Interest expense                          --                140
       Landscaping and grounds maintenance       --                439
                                               ======           ======

     In addition, at March 31, 2002 and December 31, 2001, the Company owed Amli Residential Construction, Inc. $3,164 and $4,079, respectively, for construction costs of communities under development or rehab.

                      AMLI RESIDENTIAL PROPERTIES TRUST

     During the three months ended March 31, 2002 and 2001, the Company earned or received from its affiliates fees and other income as follows:

                                                2002              2001
                                               ------            -----

       Development fees                        $  458              251
       Acquisition, disposition and
         financing fees                          --                231
       Asset management fees                      129              143
       Interest on notes and advances
         to Service Companies                     265              142
       Interest on advances to other
         affiliates                              --                180
                                               ======            =====

     In addition, during the three months ended March 31, 2002 and 2001, total revenues of $918 and $820, respectively, were generated from leases to AMLI Corporate Homes ("ACH"), a division of one of the Service
Companies.


                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


5.   DEBT

     The table below summarizes certain information relating to the indebtedness of the Company.

                                                                   Balance                                Balance
                                                    Original         at         Interest      Maturity       at
Encumbered Communities                               Amount        3/31/02        Rate          Date      12/31/01
----------------------                              --------       -------     -----------    --------    --------

BOND FINANCING:
                                                                                Tax-Exempt
Unsecured (1)                                       $ 40,750        40,750      Rate+1.25%     10/1/24     40,750
                                                                                Tax-Exempt
AMLI at Poplar Creek (1)                               9,500         9,500      Rate+1.26%      2/1/24      9,500
                                                    --------       -------                                -------
    Total Bonds                                       50,250        50,250                                 50,250
                                                    --------       -------                                -------

MORTGAGE NOTES PAYABLE TO FINANCIAL INSTITUTIONS:
AMLI at Conner Farms                                  13,275        11,888       7.00%         6/15/03     11,960
AMLI at Riverbend                                     31,000        27,938       7.30%          7/1/03     28,102
AMLI in Great Hills                                   11,000         9,919       7.34%          7/1/03      9,977
AMLI at Valley Ranch                                  11,500         9,615       7.63%         7/10/03      9,688
AMLI at Nantucket                                      7,735         7,291       7.70%          6/1/04      7,325
AMLI at Bishop's Gate                                 15,380        14,155       7.25% (2)      8/1/05     14,230
AMLI at Regents Center                                20,100        18,979       8.90% (3)      9/1/05     19,037
AMLI on the Green/AMLI of North Dallas (4)            43,234        39,416       7.79%          5/1/06     39,621
AMLI at Clairmont                                     12,880        12,530       6.95%         1/15/08     12,573
AMLI - various (5) (6)                               140,000       138,980       6.56%         8/17/11    139,369
AMLI at Park Creek                                    10,322        10,165       7.88%         12/1/38     10,177
                                                    --------       -------                                -------
  Total Mortgage Notes Payable                       316,426       300,876                                302,059
                                                    --------       -------                                -------

OTHER NOTES PAYABLE:

Unsecured line of credit (6)(7)                      200,000        54,000      L+1.05%       11/15/03     47,000
                                                    --------       -------      ---------     --------    -------
  Total (8)                                         $566,676       405,126                                399,309
                                                    ========       =======                                =======





                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(1)   The terms of these tax-exempt bonds require that a portion of the apartment units be leased to individuals who qualify based on income levels specified by the U.S. Government.  The bonds bear interest at a variable rate that is adjusted weekly based upon the remarketing rate for these bonds (1.70% for AMLI at Spring Creek and 1.73% for AMLI at Poplar Creek at April 25, 2002).  The credit enhancement for the AMLI at Spring Creek bonds was provided by a $41,297 letter of credit from Wachovia Bank which expires on October 15, 2002 and the credit enhancement for the AMLI at Poplar Creek bonds was provided by a $9,617 letter of credit from
      LaSalle National Bank that expires December 18, 2002.

(2)   This original $14,000 mortgage note bears interest at 9.1%.  For financial reporting purposes, this mortgage note was valued at $15,380 to reflect a 7.25% market rate of interest when assumed in connection with the acquisition of AMLI at Bishop's Gate on October 17, 1997.  The unamortized premium at March 31, 2002 was
      $645.

(3)   $13,800 at 8.73% and $6,300 at 9.23%.

(4)   These two properties secure the FNMA loan that was sold at a discount of $673.  At March 31, 2002, the unamortized discount was $275.

(5)   This loan is secured by seven previously unencumbered properties (AMLI at Bent Tree, AMLI at Lantana Ridge,
      AMLI at StoneHollow, AMLI at Western Ridge, AMLI at Killian Creek, AMLI at Eagle Creek and AMLI at Gateway
      Park).

(6)   The Company has used interest rate swaps on $55,000 of the outstanding amount to fix its base interest rate
      (before current lender's spread) at an average of 6.22%.  The Company paid the outstanding balance down in
      June 2001 by $140,000 from the proceeds of a ten-year mortgage loan secured by seven of its wholly-owned properties.  Additionally, AMLI concurrently reduced the commitment amount under its current line of credit by $50,000 to $200,000.

(7)   The Company's unsecured line of credit has been provided by a group of eight banks led by Wachovia Bank,
      N.A. and Bank One, N.A.  In November 2000, the maturity date was extended to November 2003 with a one-year renewal option.  In addition, AMC and Amrescon were added as borrowers under this line of credit, and such borrowings by the Service Companies ($14,000 at March 31, 2002) are guaranteed by the Company and count against the Company's total availability under this line of credit.  This unsecured line of credit requires that the Company meet various covenants typical of such an arrangement, including minimum net worth, minimum debt service coverage and maximum debt to equity percentage.  The unsecured line of credit is used for acquisition and development activities and working capital needs.

(8)   All but $20,479 is non-recourse to the partners of the Operating Partnership.





                      AMLI RESIDENTIAL PROPERTIES TRUST

     As of March 31, 2002, the scheduled maturities of the Company's debt are as follows:
                                    Fixed Rate
                                     Mortgage
                                   Notes Payable   Unsecured
                         Bond      to Financial      Lines
                      Financings   Institutions    of Credit      Total
                      ----------   -------------   ---------     -------
2002 . . . . . .        $  --             3,679        --          3,679
2003 . . . . . .           --            61,814      54,000      115,814
2004 . . . . . .           --            10,745        --         10,745
2005 . . . . . .           --            34,812        --         34,812
2006 . . . . . .           --            38,123        --         38,123
Thereafter . . .         50,250         151,703        --        201,953
                        -------         -------     -------      -------
                        $50,250         300,876      54,000      405,126
                        =======         =======     =======      =======

6.   INCOME TAXES

     The Company qualifies as a REIT under Section 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to Federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. In 2000, the Company distributed approximately 90% of its taxable income and has designated a portion of its dividends paid during 2001 as a throw back dividend to 2000. The Company's current dividend payment level equals an annual rate of $1.92 per common share, increased on October 29, 2001 from an annual rate of $1.88 per common share. The Company anticipates that all dividends paid in 2002 will be fully taxable (primarily as ordinary income), and absent property sales, it will distribute at least 100% of the taxable income.

7.   COMMITMENTS AND CONTINGENCIES

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

     At March 31, 2002, the Company is contingently liable on $9,828 in bank letters of credit issued to secure commitments made in ordinary course of business by the Company and its co-investment partnerships.

8.   SUBSEQUENT EVENTS

     On April 8, 2002, $11,156 balance of the AMLI at Greenwood Forest loan was repaid. The payment was funded from an additional capital contribution made by AMLI. In exchange, the Company will receive a 6.75% preferential allocation of cash flow on its additional capital until the sale or refinancing of the partnership's property. The Company anticipates receiving the return of this additional capital contribution later in 2002.

                      AMLI RESIDENTIAL PROPERTIES TRUST

     On April 15, 2002, a partnership in which AMLI owns a 25% ownership interest closed on a 6.40%, $18,000 first mortgage permanent loan with The Northwestern Mutual Life Insurance Company. The loan is secured by AMLI at Mill Creek, will mature in seven years and is amortized based on a thirty-year amortization schedule. AMLI received a partnership distribution of $4,500 from the proceeds of this loan.

     On April 18, 2002, the Company completed the sales of two Houston, Texas communities, in which AMLI had a 15% ownership interest. AMLI at Champions Park, which contains 246 apartment homes, was built in 1991 and acquired by AMLI in 1994 for $9,900. AMLI at Champions Centre, which contains 192 apartment homes, was built in 1994 and purchased by AMLI in 1994 for $12,958. The partnership's gains on these sales totaled approximately $3,243, of which the Company's share was approximately $486. AMLI received approximately $3,463 in cash as its 15% share of the net sales proceeds. In addition, AMLI received a disposition fee of $239.

     On April 24, 2002, the Company, through a joint venture with the AFL-CIO Building Investment Trust, acquired AMLI at Park Meadows, a 518-apartment home community located in Littleton, Colorado. AMLI and
AFL-CIO contributed approximately 25% and 75%, respectively, of the equity capital. Approximately 50% of the $56,500 acquisition costs will be financed by a permanent loan provided by GMAC Commercial Mortgage Corporation. The interest rate on the loan is 6.25%, and provides for interest only payments for a loan term of seven years. The loan is anticipated to close in June 2002 and the proceeds will be distributed to the partners in accordance with their ownership percentage.

     On May 1, 2002, the Company acquired AMLI Upper West Side, a 194-apartment home community located in Fort Worth, Texas. This wholly-owned community was acquired without debt for $13,600.

     On May 7, 2002, the Company refinanced two loans from Nationwide Life Insurance secured by two of its wholly-owned properties, AMLI at Conner Farms and AMLI at Valley Ranch, with new loans from the same lender. The 7.00%, $11,863 balance of the AMLI at Corner Farms loan was refinanced with a 6.68%, $14,900 loan. The balance of the 7.70%, AMLI at Valley Ranch loan of $9,590 was refinanced with a 6.68%, $18,800 loan. For the first three years of the five-year term, these loans will be interest only and thereafter they will be amortized for five years based on 30-year amortization schedules.


9.   SEGMENT REPORTING

     The revenues, net operating income, FFO and assets for the Company's reportable segment are summarized as follows:

                                                    Three Months Ended
                                                         March 31,
                                                 ------------------------
                                                    2002          2001
                                                 ----------    ----------

Multifamily segment revenues . . . . . . . . . . $   69,175        68,807
                                                 ==========    ==========

                      AMLI RESIDENTIAL PROPERTIES TRUST

                                                    Three Months Ended
                                                         March 31,
                                                 ------------------------
                                                    2002          2001
                                                 ----------    ----------

Multifamily segment net operating income . . . . $   42,161        42,455

Reconciling items to FFO:
  Reduce co-investment net operating
    income to Company's share (1). . . . . . . .    (19,568)      (19,945)
  Interest income and share of
    income (loss) from Service Companies . . . .       (230)         (299)
  Other interest income. . . . . . . . . . . . .        233           477
  Other revenues . . . . . . . . . . . . . . . .        718           624
  General and administrative expenses. . . . . .     (1,540)       (1,518)
  Interest expense and loan cost amortization. .     (5,946)       (6,563)
                                                 ----------    ----------
Consolidated FFO before minority interest. . . .     15,828        15,231

Reconciling items to net income:
  Depreciation - wholly owned properties . . . .     (5,362)       (5,086)
  Depreciation - share of co-investment
    properties . . . . . . . . . . . . . . . . .     (2,868)       (2,696)
  Share of Service Company's goodwill
    amortization . . . . . . . . . . . . . . . .      --             (104)
                                                 ----------    ----------
Income before minority interest and
  extraordinary items. . . . . . . . . . . . . .      7,598         7,345
Minority interest. . . . . . . . . . . . . . . .        938           940
                                                 ----------    ----------
Net income . . . . . . . . . . . . . . . . . . . $    6,660         6,405
                                                 ==========    ==========


                                                  March 31,  December 31,
                                                    2002         2001
                                                 ----------  ------------

Segment assets (2) . . . . . . . . . . . . . . . $1,953,877     1,935,423
                                                 ==========    ==========

      (1) Represents amount required to reduce co-investment properties' net operating income to the Company's share of net operating income from partnerships.

      (2) Represents original acquisition costs of wholly owned and co investment properties.

     The Company derives no consolidated revenues from foreign countries nor has any major customers that individually account for 10% or more of the Company's consolidated revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS,
         EXCEPT SHARE DATA)


     The following discussion is based primarily on the consolidated financial statements of Amli Residential Properties Trust (the "Company" or "AMLI") as of March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and 2001.

     This information should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

     As of March 31, 2002, the Company owned an 86% general partnership interest in AMLI Residential Properties, L.P. (the "Operating Partnership"), which holds the operating assets of the Company. The limited partners hold Operating Partnership units ("OP Units") that are convertible into common shares of the Company on a one-for-one basis, subject to certain limitations. At March 31, 2002, the Company owned 22,135,659 OP Units including 4,025,000 Preferred OP Units and the limited partners owned 3,664,396 OP Units. The Company has qualified, and anticipates continuing to qualify, as a real estate investment trust ("REIT") for Federal income tax purposes.

ACCOUNTING FOR INVESTMENTS IN AND TRANSACTIONS WITH
UNCONSOLIDATED PARTNERSHIPS

     The Company has differentiated itself from other publicly-owned multifamily residential REIT's in the manner and to the extent it conducts its business through co-investment with institutional investors. The condensed combined financial information for the Company and its co-investment partnerships at March 31, 2002, as shown below, is presented as supplementary information intended to provide a better understanding of the Company's financial position.

     The information presented in the following table includes the unconsolidated co-investment partnerships at 100%.

                                               Effect of      Company and
                               Consolidated    Combining     Co-Investment
                                 Company     Co-Investment    Partnerships
                                 ("GAAP")     Partnerships    (Combined)
                               ------------  -------------   -------------

Rental apartments. . . . . . .  $  745,906      1,119,059       1,864,965
Accumulated depreciation . . .    (112,501)      (106,135)       (218,636)
                                ----------     ----------      ----------
                                   633,405      1,012,924       1,646,329
Land and rental communities
  under development. . . . . .      56,414        144,319         200,733
Investments in co-investment
  partnerships . . . . . . . .     187,327       (187,327)          --
Other, net . . . . . . . . . .      16,264         (3,250)         13,014
                                ----------     ----------      ----------
                                   893,410        966,666       1,860,076

                                               Effect of      Company and
                               Consolidated    Combining     Co-Investment
                                 Company     Co-Investment    Partnerships
                                 ("GAAP")     Partnerships    (Combined)
                               ------------  -------------   -------------

Debt - Company's share . . . .    (405,126)      (187,174)       (592,300)
Debt - partners' share . . . .       --          (304,522)       (304,522)
                                ----------     ----------      ----------
Total net assets . . . . . . .     488,284        474,970         963,254
Partners' share of net
  assets . . . . . . . . . . .       --          (474,970)       (474,970)
                                ----------     ----------      ----------
Company's share of
  net assets . . . . . . . . .  $  488,284          --            488,284
                                ==========     ==========      ==========
Debt to total capitaliza-
  tion - undepreciated
  book value . . . . . . . . .       38.4%
                                ==========


     The information presented in the following table includes AMLI's proportionate share of unconsolidated co-investment partnerships.

                                                              Company and
                                                               Share of
                               Consolidated    Share of      Co-Investment
                                 Company     Co-Investment    Partnerships
                                 ("GAAP")     Partnerships    (Combined)
                               ------------  -------------   -------------

Rental apartments. . . . . . .  $  745,906        370,334       1,116,240
Accumulated depreciation . . .    (112,501)       (30,781)       (143,282)
                                ----------     ----------      ----------
                                   633,405        339,553         972,958
Land and rental communities
  under development. . . . . .      56,414         35,480          91,894
Investments in co-investment
  partnerships . . . . . . . .     187,327       (187,327)          --
Other, net . . . . . . . . . .      16,264           (532)         15,732
                                ----------     ----------      ----------
                                   893,410        187,174       1,080,584
Debt - Company's share . . . .    (405,126)      (187,174)       (592,300)
                                ----------     ----------      ----------
Company's share of
  net assets . . . . . . . . .  $  488,284          --            488,284
                                ==========     ==========      ==========

Debt to total capitaliza-
  tion - undepreciated
  book value . . . . . . . . .       38.4%                          48.3%
                                ==========                     ==========


     Details of the differences between the Company's aggregate investment in partnerships and its aggregate share of equity as recorded on the books of these partnerships, net of accumulated amortization, are as follows at March 31, 2002:

            Total equity per partnerships. . . . . .      $191,074
              Capitalized interest . . . . . . . . .         4,291
              Eliminated fees. . . . . . . . . . . .        (5,572)
              Other. . . . . . . . . . . . . . . . .        (2,466)
                                                          --------
            Total investments in partnerships. . . .      $187,327
                                                          ========

RESULTS OF OPERATIONS

     For the three months ended March 31, 2002, property revenues and property operating expenses moderately increased from the same period a year ago. The increases from acquisitions of new communities were offset by sales of older communities during 2001. Since January 1, 2001, the Company has sold three stabilized communities containing a total of 1,078 apartment homes. During the same period, the Company has acquired a total of 1,134 units in four stabilized communities. All of these acquisitions completed deferred third-party exchanges for Federal income tax purposes. Property operations from wholly-owned assets for the three months ended March 31, 2002 and 2001 are summarized as follows:

                                                                Increase
                                       2002         2001       (Decrease)
                                      -------      -------     ---------
Total Wholly-Owned
Property Revenues
------------------
 Same communities. . . . . . . .      $25,592       25,474           118
 Acquisition communities . . . .        3,053          618         2,435
 Communities contributed
  to ventures/sold . . . . . . .        --           2,243        (2,243)
                                      -------      -------       -------
    Total. . . . . . . . . . . .      $28,645       28,335           310
                                      =======      =======       =======

Total Wholly-Owned
Property Operating Expenses
---------------------------
 Same communities. . . . . . . .      $ 9,685        9,739           (54)
 Acquisition communities . . . .        1,264          174         1,090
 Communities contributed
  to ventures/sold . . . . . . .        --             903          (903)
                                      -------      -------       -------
    Total. . . . . . . . . . . .      $10,949       10,816           133
                                      =======      =======       =======

Total Wholly-Owned
Property Net Operating Income
-----------------------------
 Same communities. . . . . . . .      $15,907       15,735           172
 Acquisition communities . . . .        1,789          444         1,345
 Communities contributed
  to ventures/sold . . . . . . .        --           1,340        (1,340)
                                      -------      -------       -------
    Total. . . . . . . . . . . .      $17,696       17,519           177
                                      =======      =======       =======

     Property Net Operating Income is computed before interest, taxes, depreciation and amortization. This performance measure is not intended as a replacement for net income determined in accordance with generally accepted accounting principles ("GAAP").

     The Company, through joint ventures with institutional investors, has completed or has under development and begun rental operations of seven communities. Since January 1, 2001, three communities with a total of 1,060 apartment homes were stabilized and four communities, containing a total of 1,324 apartment homes, were in lease-up as of March 31, 2002 and are anticipated to reach stabilization in 2002 and 2003.

     In addition, in 2001 the Company invested in one co-investment partnership which acquired a 483-unit stabilized community and sold one 488-unit community. This sale and weak market conditions have contributed to a decrease in share of income from partnerships.

                                                             Increase
                                       2002       2001      (Decrease)
                                      -------    -------    ---------

Total Co-investment Property Revenues
-------------------------------------
 Same communities. . . . . . . . .    $33,948     34,854         (906)
 New communities . . . . . . . . .      2,623      2,166          457
 Development and/or lease-up
  communities. . . . . . . . . . .      1,633        162        1,471
 Acquisition communities . . . . .      1,453        940          513
 Communities contributed
  to ventures/sold . . . . . . . .        874      2,350       (1,476)
                                      -------    -------      -------
    Total. . . . . . . . . . . . .    $40,531     40,472           59
                                      =======    =======      =======

Company's share of co-invest-
  ment total revenues. . . . . . .    $13,087     13,159          (72)
                                      =======    =======      =======

Total Co-investment
Property Operating Expenses
---------------------------
 Same communities. . . . . . . . .    $13,111     13,020           91
 New communities . . . . . . . . .        915        927          (12)
 Development and/or lease-up
  communities. . . . . . . . . . .        942        250          692
 Acquisition communities . . . . .        550        308          242
 Communities contributed
  to ventures/sold . . . . . . . .        388        898         (510)
                                      -------    -------      -------
    Total. . . . . . . . . . . . .    $15,906     15,403          503
                                      =======    =======      =======

Company's share of co-invest-
  ment property operating
  expenses . . . . . . . . . . . .    $ 5,114      4,935          179
                                      =======    =======      =======

Total Co-investment Property
Net Operating Income
----------------------------
 Same communities. . . . . . . . .    $20,837     21,834         (997)
 New communities . . . . . . . . .      1,708      1,239          469
 Development and/or lease-up
  communities. . . . . . . . . . .        691        (88)         779
 Acquisition communities . . . . .        903        632          271
 Communities contributed to
  ventures/sold. . . . . . . . . .        486      1,452         (966)
                                      -------    -------      -------
    Total. . . . . . . . . . . . .    $24,625     25,069         (444)
                                      =======    =======      =======
Company's share of co-invest-
 ment property NOI . . . . . . . .    $ 7,973      8,224         (251)
                                      =======    =======      =======

     The term "New Communities" refers to completed properties that were stabilized after the beginning of the earliest period for which comparative financial information is presented.

     For the three months ended March 31, 2002, total revenues were $31,395 and net income was $6,660. Total revenues for the year earlier period were $31,328 and net income was $6,405. Basic and diluted earnings per common share were $0.26 compared to $0.27 for the comparable period of 2001.

     On a "same community" basis, weighted average occupancy of the apartment homes owned wholly by the Company increased to 91.8% for the three months ended March 31, 2002 from 89.5% in the prior year. Weighted average collected rental rates decreased by 0.5% to $773 from $776 per unit per month for the three months ended March 31, 2002 and 2001, respectively.

Including Co-Investment Communities, weighted average occupancy of the Company's apartment homes decreased to 90.7% for the three months ended March 31, 2002 from 91.6% in the prior year, and weighted average collected rental rates decreased by 0.8% to $854 from $861 per unit per month for the three months ended March 31, 2002 and 2001, respectively.

OPERATING EARNINGS

     Operating earnings is a supplemental earnings measurement which is an alternative to funds from operations ("FFO"). It resembles GAAP net income, although it excludes gains or losses on sales of investment properties.

     The following shows the relationship among FFO, operating earnings and net income.
                                          As of March 31,
                                        -------------------
                                         2002         2001
                                        -------      ------
      FFO. . . . . . . . . . . . . .    $15,828      15,231
      Depreciation expense (1) . . .      8,230       7,886
                                        -------      ------
      Operating earnings . . . . . .      7,598       7,345
      Gains on sales . . . . . . . .       --          --
                                        -------      ------
      Net income (2) . . . . . . . .    $ 7,598       7,345
                                        =======      ======

   (1)  Including shares from co-investments.
   (2)  Before allocation to minority interest.


COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 TO THREE MONTHS ENDED MARCH 31, 2001.

     Income before minority interest increased to $7,598 for the three months ended March 31, 2002 from $7,345 for the three months ended March 31, 2001 as follows:
                                                             Increase
                                       2002       2001      (Decrease)
                                      -------    -------    ---------
Property revenues. . . . . . . . .    $28,645     28,335          310
Other income . . . . . . . . . . .      2,750      2,993         (243)
                                      -------    -------      -------
    Total revenues . . . . . . . .     31,395     31,328           67
                                      -------    -------      -------
Property operating expenses. . . .     10,949     10,816          133
Interest expense . . . . . . . . .      5,800      6,427         (627)
Amortization and depreciation. . .      5,508      5,222          286
General and administrative . . . .      1,540      1,518           22
                                      -------    -------      -------
    Total expenses . . . . . . . .     23,797     23,983         (186)
                                      -------    -------      -------
Income before minority interest. .      7,598      7,345          253

Minority interest. . . . . . . . .        938        940           (2)
                                      -------    -------      -------
Net Income . . . . . . . . . . . .    $ 6,660      6,405          255
                                      =======    =======      =======

     Total property revenues increased by $310, or 1.1% which was primarily from the acquisition of 1,134 apartment homes during 2001. The increase was offset by 1,078 apartment homes sold during the period from June to August of 2001. Other property revenues include increases in various fees charged to residents. On a same community basis total property revenues increased by $118 or 0.5% and net operating income increased by $172 or 1.1%.

     The Company operates, owns and manages apartments in eight metropolitan areas. A combination of a moderate over-supply of rental apartments in the Company's markets coupled with a general business slow-down has contributed to overall growth in collected rents at less than the rate of inflation.

     Interest and share of income (loss) from Service Companies increased by $173, or 42.9% as a result of additional advances to the Service Companies to fund the 2002 acquisition cost of two land parcels and not recording amortization of goodwill in accordance with Statement of Financial Accounting Standards No. 142 "Accounting for Goodwill and Other Intangible Assets."

     During 2001 the Service Companies commenced or continued a variety of information technology system initiatives, most notably the implementation of an Enterprise Resource Planning ("ERP") system using the Oracle database. Information technology expenditures incurred and capitalized are being depreciated over five years. Primarily because of increased expenditures by AMLI Management Company ("AMC") for information technology such as the ERP and other systems applications, AMC increased the management fee it charges the Company for managing its wholly-owned properties to 3% from 2.5% effective July 1, 2001.

     Income from partnerships decreased to $2,029 from $2,295 or 11.6%. This decrease was a result of a sale of a 488 apartment homes community in the third quarter of 2001 and general economic conditions, which was offset in part by stabilization of 1,060 units of three communities under development in 2001. On a same community basis, total property revenues decreased by $906 or 2.6% and net operating income decreased by $997, or 4.6%.

     Property operating expenses increased by $133, or 1.2%. This increase is principally due to increases in real estate tax expense and management fees as a result of higher fees charged by AMC for managing the Company's wholly-owned properties. On a same community basis, property operating expenses decreased by $54 or 0.6%.

     Interest expense, net of the amounts capitalized, decreased to $5,800 from $6,427 or 9.8%, primarily due to repayment of the Company's short-term borrowings.

     General and administrative expenses increased moderately to $1,540 for the three months ended March 31, 2002 from $1,518 for the three months ended March 31, 2001. The increase is primarily due to higher personnel costs as a result of increased number of employees.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2002, the Company had $2,417 in cash and cash equivalents and $132,000 in availability under its $200,000 unsecured line of credit. The availability under the line of credit is based on total borrowings of $68,000, including $14,000 borrowed directly by unconsolidated Service Company affiliates. The borrowings of the Service Company affiliates are guaranteed by the Company. Borrowings under the line of credit bear interest at a rate of LIBOR plus 1.05%.

     At March 31, 2002, twelve of the Company's wholly-owned stabilized communities were unencumbered. There are no fixed rate loans on wholly-owned communities with maturity dates prior to July 2003.

     Net cash flows provided by operating activities for the three months ended March 31, 2002 decreased to $11,048 from $11,713 for the three months ended March 31, 2001. The decrease is primarily due to increased distributions from co-investment partnerships offset in part by higher real estate taxes.

     Cash flows used in investing activities for the three months ended March 31, 2002 decreased to $9,447 from $26,039 for the three months ended March 31, 2001. The decrease is primarily due to lower investments in partnerships, expenditures incurred in connection with the purchase of a property in 2001 and nothing acquired in 2002, offset in part by higher expenditures for development costs.

     Net cash flows used in financing activities for the three months ended March 31, 2002 were $5,076 which reflect lower borrowings on the Company's line of credit offset by slightly higher dividend payments.

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

     FFO for the three months ended March 31, 2002 and 2001 is summarized as follows:
                                                 March 31,
                                       --------------------------
                                          2002             2001
                                       ----------       ---------
   Income before minority
     interest                          $    7,598           7,345
   Depreciation                             5,362           5,086
   Share of co-investment partner-
     ships' depreciation                    2,868           2,696
   Share of Service Company's
     goodwill amortization                  --                104
                                       ----------      ----------
   FFO                                 $   15,828          15,231
                                       ==========      ==========
   Weighted average shares and units
      including dilutive shares        26,007,730      24,925,231
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

     The Company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to Federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. In 2000, the Company distributed approximately 90% of its taxable income and has designated a portion of its dividends paid during 2001 as a throw back dividend to 2000. The Company's current dividend payment level equals an annual rate of $1.92 per common share, increased on October 29, 2001 from an annual rate of $1.88 per common share. The Company anticipates that all dividends paid in 2002 will be fully taxable (primarily as ordinary income), and absent property sales, it will distribute at least 100% of the taxable income.

     The Company has recorded no deferred taxes on gains for financial reporting purposes that have been deferred for income tax reporting purposes because the Company intends to distribute to its shareholders any deferred tax gain upon ultimate realization for income tax reporting purposes.

     The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, repayment of loans for construction, development, and acquisition activities through the issuance of long-term secured and unsecured debt and additional equity securities of the Company or OP Units. Through March 31, 2002, the Company has issued preferred and common shares for an aggregate issuance price of $128,467 leaving a balance of $71,533 in shares that the Company may issue in the future under its shelf registration statement.

COMPANY INDEBTEDNESS

     The Company's debt as of March 31, 2002 includes $300,876 which is secured by first mortgages on eighteen of the wholly-owned communities and is summarized as follows:

                             SUMMARY DEBT TABLE
                             ------------------

Type of                Weighted Average           Outstanding    Percent
Indebtedness             Interest Rate              Balance      of Total
------------           ----------------           -----------    --------
Fixed Rate
Mortgages                    7.1%                   $300,876       74.3%

Tax-Exempt          Tax-Exempt Rate + 1.25%           50,250       12.4%
Bonds (1)           Tax-Exempt Rate + 1.26%

Lines of
Credit (2)               LIBOR + 1.05%                54,000       13.3%
                                                    --------      ------
     Total                                          $405,126      100.0%
                                                    ========      ======
--------------------

(1) The tax-exempt bonds bear interest at a variable tax-exempt rate that is adjusted weekly based on the re-marketing of these bonds (1.70% for AMLI at Spring Creek and 1.73% % for AMLI at Poplar Creek at April 25, 2002). The AMLI at Spring Creek bonds mature on October 1, 2024 and the related credit enhancement expires on October 15, 2002. The AMLI at Poplar Creek bonds mature on February 1, 2024 and the related credit enhancement expires on December 18, 2002.

(2) Amounts borrowed under lines of credit are due in 2003. The interest rate on $55,000 has been fixed pursuant to interest rate swap contracts. Additional interest rate swap contracts on $20,000 have been marked to the value of the related liability in 2001 for payment which will extend through November 2002.

DEVELOPMENT ACTIVITIES

     The Company anticipates incurring the estimated $15,100 completed costs for AMLI at Carmel Center (note 2 to Financial Statements) over the next twelve months.

     At March 31, 2002, the Company has made capital contributions totaling $215,037 to its existing co-investment partnerships and anticipates funding substantially all of its remaining commitment (net of its share of co-investment debt) of $13,851 during 2002 and 2003 to complete the 2,937 homes being developed by co-investment partnerships.

     The Company owns land in Ft. Worth, Austin and Houston, Texas; Indianapolis, Indiana; and Kansas City, Kansas, being held for the development of an additional 4,168 apartment homes, or for sale. The Company has made earnest money deposits of $915 for eight land parcels for development anticipated to be acquired in future years.

     The Company has postponed active development planning for some of its land parcels in Houston and Forth Worth, Texas, until conditions in those particular submarkets are more favorable for development. The Company expensed $274 and $229 of costs associated with carrying these land parcels for the three months ended March 31, 2002 and 2001, respectively.

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

     At March 31, 2002, the Company was continuing the rehab of the second phase of AMLI at Valley Ranch. Starting in 1999 and through March 31, 2002, the Company has spent $2,542 on the rehab of this property and expects to spend an additional $620 to complete the rehab.

INFLATION

     Inflation has been low. Virtually all apartment leases at the wholly-owned communities and co-investment communities are for six or twelve months' duration. This enables the Company to pass along inflationary increases in its operating expenses on a timely basis. Because the Company's property operating expenses (exclusive of depreciation and amortization) are approximately 38.2% of rental and other revenues, increased inflation typically results in comparable increases in income before interest and general and administrative expenses, so long as rental market conditions allow increases in rental rates while maintaining stable occupancy.

     An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At March 31, 2002, the Company's exposure (including the Company's proportionate share of its co-investment partnerships' expense) to rising interest rates is mitigated by the existing debt level of approximately 38.4% of the Company's total market capitalization (48.3% including the Company's share of co-investment partnerships' debt), the high percentage of intermediate-term fixed-rate debt (74.3% of total debt), and the use of interest rate swaps to effectively fix the interest rate on $30,000 of floating-rate debt through February 2003, $15,000 through September 2004 and $10,000 through October 2004 (13.6% of total debt). As a result, for the foreseeable future, increases in interest expense resulting from increasing inflation are anticipated to be less than future increases in income before interest and general and administrative expenses.

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

     Derivative instruments reported on the Consolidated Balance Sheets as liabilities totaled $2,810 and $3,724 as of March 31, 2002 and December 31, 2001, respectively, a $914 decrease. The derivative instruments reported on the Consolidated Balance Sheets as "Accumulated Other Comprehensive Income (Loss)", which are gains and losses not affecting retained earnings in the Consolidated Statement of Shareholders' Equity totaled $3,559 and $4,294 as of March 31, 2002 and December 31, 2001, respectively, a $735 decrease. The adjustments to the shareholders' equity include $1,369 and $1,413 of the Company's share of Other Comprehensive Loss of a co-investment partnership as of March 31, 2002 and December 31, 2001, respectively.

     The Service Companies recorded an after-tax charge against earnings of $72 and $14 for the three months ended March 31, 2002 and 2001, respectively, pursuant to APB Opinion No. 25 "Accounting for Certain Transactions Involving Stock Compensation."

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Accounting for Goodwill and Other Intangible Assets" ("SFAS 142"), which requires, among other things, that effective January 1, 2002 goodwill resulting from a business combination accounted for as a purchase no longer be amortized, but be subjected to ongoing impairment review. The only goodwill included in the accounts of the Company and its unconsolidated subsidiaries is $3,300 recorded on the books of an unconsolidated subsidiary. This amount was being amortized using the straight-line method over the five year period, and at December 31, 2001, the remaining unamortized goodwill was $668. As a result of implementing SFAS 142, whereby no amortization will be recorded in 2002, the Company's share of income, net of tax effect, from the unconsolidated subsidiary is increased by approximately $100 for the three months ended March 31, 2002. Pro-forma share of income, net of tax, from this unconsolidated subsidiary will be increased by approximately $400 for the year ended December 31, 2002.

     On July 19, 2001, the SEC issued interpretative guidance relating to the "Classification and Measurement of Redeemable Securities". This ruling requires, among other things, that preferred shares subject to redemption upon change in control (as is the case with both the Company's Series B Preferred Shares issued on February 20, 1998 and its Series D Preferred Shares issued on October 31, 2001) be classified outside of permanent equity. In accordance with the required implementation of this new requirement, the Company restated its balance sheets from prior periods to reflect its Series B Preferred Shares outside of its permanent capital, starting with its annual report on Form 10-K reporting its financial position as of December 31, 2001 and 2000. This restatement of the Company's balance sheets had no effect on its income reported during these periods.


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During the first quarter of 2002 the Company was limited in its ability to raise rents and increase occupancies at many of its wholly-owned properties because of relative weak demand (in Austin in particular and, more recently, also in Atlanta).

     Since December 31, 2000, the Company has reduced its exposure to risks associated with interest rate charges and has significantly extended the average maturities of its fixed rate debt portfolio by refinancing $140,000 in borrowings under its floating rate line of credit with a new ten year secured 6.56% fixed interest rate refinancing. In response to a nationwide economic slowdown, the Company has slowed or curtailed its development of new apartment properties, and has acquired fewer additional properties than in prior years in anticipation of better acquisition pricing.

     The September 11, 2001 attack on the World Trade Center has had, among other things, the effect of increasing the cost of insurance. The Company preliminarily anticipates that its insurance costs for 2002 will increase by at least 50% even with increased deductibles.

     The Company has discovered that some of the properties located in Texas have problems with mold caused by excessive moisture which accumulates in buildings or on building materials. Some molds are known to produce potent toxins or irritants. Concern about indoor exposure to mold has been increasing as exposure to mold can cause a variety of health effect and symptoms in certain individuals, including severe allergic or other reactions. As a result, the presence of mold at the Company's properties could require undertaking a costly remediation program to contain or remove the mold from the affected properties. Such a remediation program could necessitate the temporary relocation of some or all of the properties' tenants or the complete rehabilitation of the properties.

     There have been no other significant changes in the Company's exposure to market risks.

                                                     OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Company's Wholly-Owned
Communities and Co-Investment Communities:

                                                                  2002                        2001
Location/Community              Company's   Number     --------------------------  --------------------------
------------------             Percentage     of        at     at      at     at     at     at     at     at
Wholly-owned Communities        Ownership    Units    12/31   9/30    6/30   3/31  12/31   9/30   6/30   3/31
------------------------       ----------   -------   -----  -----   -----  -----  -----  ----- ------ ------

Dallas/Ft. Worth, TX
 AMLI:
   at AutumnChase. . . . . . .                N/A                             N/A    N/A    N/A    N/A    92%
   at Bent Tree. . . . . . . .                500                             94%    89%    93%    92%    92%
   at Bishop's Gate. . . . . .                266                             95%    92%    90%    93%    90%
   at Chase Oaks . . . . . . .                250                             97%    90%    95%    93%    96%
   at Gleneagles . . . . . . .                590                             92%    91%    92%    94%    95%
   on the Green. . . . . . . .                424                             90%    91%    93%    94%    91%
   at Nantucket. . . . . . . .                312                             94%    96%    94%    94%    92%
   of North Dallas . . . . . .              1,032                             92%    94%    92%    93%    95%
   on Rosemeade. . . . . . . .                N/A                             N/A    N/A    N/A    93%    94%
   at Stonebridge Ranch. . . .                250                             90%    90%    90%    82%    N/A
   at Shadow Ridge . . . . . .                222                             89%    78%    85%    N/A    N/A
   at Valley Ranch . . . . . .                460                             89%    89%    90%    93%    95%
                                           ------     -----  -----   -----  -----  -----  -----  -----  -----
                                            4,306                             92%    91%    92%    93%    94%
                                           ------     -----  -----   -----  -----  -----  -----  -----  -----

Austin, TX
 AMLI:
   in Great Hills. . . . . . .                344                             89%    94%    92%    90%    91%
   at Lantana Ridge. . . . . .                354                             90%    88%    94%    89%    90%
   at StoneHollow. . . . . . .                606                             93%    94%    94%    94%    89%
                                           ------     -----  -----   -----  -----  -----  -----  -----  -----
                                            1,304                             91%    92%    93%    92%    90%
                                           ------     -----  -----   -----  -----  -----  -----  -----  -----

Houston, TX
AMLI:
 at the Medical Center . . . .                334                             94%    93%    94%    N/A    N/A
 at Western Ridge. . . . . . .                318                             94%    95%    98%    95%    91%
                                           ------     -----  -----   -----  -----  -----  -----  -----  -----
                                              652                             94%    94%    96%    95%    91%
                                           ------     -----  -----   -----  -----  -----  -----  -----  -----





                                                                  2002                        2001
                                Company's   Number     --------------------------  --------------------------
                               Percentage     of        at     at      at     at     at     at     at     at
Location/Community              Ownership    Units    12/31   9/30    6/30   3/31  12/31   9/30   6/30   3/31
------------------             ----------   -------   -----  -----   -----  -----  -----  ----- ------ ------
Atlanta, GA
 AMLI:
  at Clairmont . . . . . . . .                288                             94%    94%    92%    95%    97%
  at Killian Creek . . . . . .                256                             95%    87%    92%    93%    97%
  at Park Creek. . . . . . . .                200                             83%    85%    83%    91%    93%
  at Towne Creek . . . . . . .                150                             93%    89%    93%    90%    89%
  on Spring Creek. . . . . . .              1,180                             90%    90%    90%    94%    92%
  at Vinings . . . . . . . . .                360                             93%    91%    90%    93%    95%
  at West Paces. . . . . . . .                337                             91%    94%    94%    93%    93%
                                           ------     -----  -----   -----  -----  -----  -----  -----  -----
                                            2,771                             91%    90%    91%    93%    93%
                                           ------     -----  -----   -----  -----  -----  -----  -----  -----

Kansas City, KS
 AMLI:
   at Alvamar. . . . . . . . .                N/A                             N/A    N/A    N/A    93%    86%
   at Centennial Park. . . . .                170                             89%    92%    96%    88%    86%
   at Lexington Farms. . . . .                404                             92%    92%    92%    93%    91%
   at Regents Center . . . . .                424                             89%    88%    94%    93%    89%
   at Town Center. . . . . . .                156                             94%    90%    96%    90%    87%
                                           ------     -----  -----   -----  -----  -----  -----  -----  -----
                                            1,154                             91%    90%    94%    92%    89%
                                           ------     -----  -----   -----  -----  -----  -----  -----  -----
Indianapolis, IN
 AMLI:
   at Conner Farms . . . . . .                300                             90%    89%    92%    93%    89%
   at Eagle Creek. . . . . . .                240                             93%    88%    90%    93%    93%
   at Riverbend. . . . . . . .                996                             94%    90%    94%    90%    83%
                                           ------     -----  -----   -----  -----  -----  -----  -----  -----
                                            1,536                             93%    90%    92%    91%    86%
                                           ------     -----  -----   -----  -----  -----  -----  -----  -----
Chicago, IL
 AMLI:
   at Poplar Creek . . . . . .                196                             94%    94%    95%    94%    96%
                                           ------     -----  -----   -----  -----  -----  -----  -----  -----

DENVER, CO
 AMLI:
   at Gateway Park . . . . . .                328                             89%    85%    91%    93%    85%
                                           ------     -----  -----   -----  -----  -----  -----  -----  -----
Total wholly-owned
  communities. . . . . . . . .             12,247                           91.8%  90.7%  92.1%  92.4%  91.3%
                                           ======     =====  =====   =====  =====  =====  =====  =====  =====




                                                                  2002                        2001
                                Company's   Number     --------------------------  --------------------------
                               Percentage     of        at     at      at     at     at     at     at     at
Location/Community              Ownership    Units    12/31   9/30    6/30   3/31  12/31   9/30   6/30   3/31
------------------             ----------   -------   -----  -----   -----  -----  -----  ----- ------ ------

Co-investment Communities:
--------------------------

Dallas, TX
 AMLI:
   at Deerfield. . . . . . . .     25%        240                             93%    93%    92%    95%    86%
   at Fossil Creek . . . . . .     25%        384                             91%    87%    95%    95%    94%
   at Oak Bend . . . . . . . .     40%        426                             92%    91%    96%    94%    93%
   on the Parkway. . . . . . .     25%        240                             92%    91%    94%    92%    91%
   at Prestonwood Hills. . . .     45%        272                             93%    89%    95%    97%    96%
   on Timberglen . . . . . . .     40%        260                             94%    95%    94%    94%    94%
   at Verandah . . . . . . . .     35%        538                             92%    93%    96%    94%    90%
   on Frankford. . . . . . . .     45%        582                             94%    92%    93%    93%    94%
   at Breckinridge Point . . .     45%        440                             90%    87%    89%    93%    93%
                                          -------     -----  -----   -----  -----  -----  -----  -----  -----
                                            3,382                             92%    91%    94%    94%    93%
                                          -------     -----  -----   -----  -----  -----  -----  -----  -----

Austin, TX
 AMLI:
   at Wells Branch . . . . . .     25%        576                             92%    88%    93%    87%    81%
   at Scofield Ridge . . . . .     45%        487                             88%    86%    90%    87%    80%
   at Monterey Oaks. . . . . .     25%        430                             92%    92%    94%    88%    94%
                                          -------     -----  -----   -----  -----  -----  -----  -----  -----
                                            1,493                             91%    88%    92%    87%    88%
                                          -------     -----  -----   -----  -----  -----  -----  -----  -----

Houston, TX
 AMLI:
   at Champions Centre . . . .     15%        192                             98%    94%    93%    89%    95%
   at Champions Park . . . . .     15%        246                             91%    94%    92%    94%    90%
   at Greenwood Forest . . . .     15%        316                             92%    91%    93%    93%    87%
   Midtown . . . . . . . . . .     45%        419                             91%    90%    97%    96%    96%
   Towne Square. . . . . . . .     45%        380                             90%    91%    96%    90%    95%
                                          -------     -----  -----   -----  -----  -----  -----  -----  -----
                                            1,553                             92%    92%    94%    93%    93%
                                          -------     -----  -----   -----  -----  -----  -----  -----  -----




                                                                  2002                        2001
                                Company's   Number     --------------------------  --------------------------
                               Percentage     of        at     at      at     at     at     at     at     at
Location/Community              Ownership    Units    12/31   9/30    6/30   3/31  12/31   9/30   6/30   3/31
------------------             ----------   -------   -----  -----   -----  -----  -----  ----- ------ ------

Atlanta, GA
 AMLI:
   at Barrett Lakes. . . . . .     35%        446                             91%    85%    94%    92%    94%
   at Northwinds . . . . . . .     35%        800                             93%    93%    92%    95%    93%
   at River Park . . . . . . .     40%        222                             95%    94%    89%    91%    96%
   at Willeo Creek . . . . . .     30%        242                             88%    91%    84%    91%    98%
   at Windward Park. . . . . .     45%        328                             91%    87%    90%    91%    88%
   at Peachtree City . . . . .     20%        312                             86%    92%    92%    94%    89%
   at Lost Mountain. . . . . .     75%        164                             95%    83%    93%    95%    95%
   at Park Bridge. . . . . . .     25%        352                             92%    92%    93%    96%    95%
                                           ------     -----  -----   -----  -----  -----  -----  -----  -----
                                            2,866                             91%    90%    91%    94%    93%
                                           ------     -----  -----   -----  -----  -----  -----  -----  -----

Kansas City, KS
 AMLI:
   at Regents Crest. . . . . .     25%        476                             90%    86%    89%    92%    90%
   Creekside . . . . . . . . .     25%        224                             94%    91%    93%    88%    91%
   at Wynnewood Farms. . . . .     25%        232                             91%    88%    93%    92%    91%
                                                                                          lease  lease  lease
   at Summit Ridge . . . . . .     25%        432                             90%    88%    up     up     up
                                          -------     -----  -----   -----  -----  -----  -----  -----  -----
                                            1,364                             91%    91%    91%    91%    91%
                                          -------     -----  -----   -----  -----  -----  -----  -----  -----

Indianapolis, IN
 AMLI:
   on Spring Mill. . . . . . .    20%
                              residual        400                             84%    80%    81%    78%    80%
   at Lake Clearwater. . . . .    25%         216                             92%    84%    93%    94%    94%
   at Castle Creek . . . . . .    40%         276                             89%    91%    88%    91%    95%
                                          -------     -----  -----   -----  -----  -----  -----  -----  -----
                                              892                             87%    84%    86%    86%    88%
                                          -------     -----  -----   -----  -----  -----  -----  -----  -----





                                                                  2002                        2001
                                Company's   Number     --------------------------  --------------------------
                               Percentage     of        at     at      at     at     at     at     at     at
Location/Community              Ownership    Units    12/31   9/30    6/30   3/31  12/31   9/30   6/30   3/31
------------------             ----------   -------   -----  -----   -----  -----  -----  ----- ------ ------

Chicago, IL
 AMLI:
   at Chevy Chase. . . . . . .     33%        592                             93%    85%    91%    95%    95%
   at Danada Farms . . . . . .     10%        600                             93%    86%    87%    94%    96%
   at Fox Valley . . . . . . .     25%        272                             85%    83%    92%    93%    94%
   at Willowbrook. . . . . . .     N/A        N/A                             N/A    N/A    N/A    93%    93%
   at Windbrooke . . . . . . .     15%        236                             98%    86%    95%    97%    96%
   at Oakhurst North . . . . .     25%        464                             86%    80%    86%    90%    93%
   at St. Charles. . . . . . .     25%        400                             88%    87%    84%    91%    89%
   at Osprey Lake. . . . . . .     69%        483                             93%    96%    93%    92%    87%
                                          -------     -----  -----   -----  -----  -----  -----  -----  -----
                                            3,047                             91%    86%    89%    93%    93%
                                          -------     -----  -----   -----  -----  -----  -----  -----  -----

Denver, CO
 AMLI:
   at Lowry Estates. . . . . .     50%        414                             87%    91%    91%    88%    87%
                                          -------     -----  -----   -----  -----  -----  -----  -----  -----

Total co-investment
  communities. . . . . . . . .             15,011                           90.9%  89.0%  91.5%  92.0%  91.7%
                                          -------     -----  -----   -----  -----  -----  -----  -----  -----

Total. . . . . . . . . . . . .             27,258                           91.3%  89.8%  91.8%  92.2%  91.5%
                                          =======     =====  =====   =====  =====  =====  =====  =====  =====




PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed during the quarter ended March 31, 2002. The Exhibits filed as part of this report are listed below.

EXHIBIT NO.       DOCUMENT DESCRIPTION
-----------       --------------------

  99. Financial and Operating Data furnished to Shareholders and Analysts

                                 SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMLI RESIDENTIAL PROPERTIES TRUST



Date:  May 15, 2002           By:   /s/ CHARLES C. KRAFT
                                    -----------------------------------
                                    Charles C. Kraft
                                    Principal Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Date:  May 15, 2002           By:   /s/ ALLAN J. SWEET
                                    -----------------------------------
                                    Allan J. Sweet
                                    President and Trustee




Date:  May 15, 2002           By:   /s/ ROBERT J. CHAPMAN
                                    -----------------------------------
                                    Robert J. Chapman
                                    Principal Financial Officer




Date:  May 15, 2002           By:   /s/ CHARLES C. KRAFT
                                    -----------------------------------
                                    Charles C. Kraft
                                    Principal Accounting Officer