Form 10-Q
period 2002-06-30
AMLI RESIDENTIAL PROPERTIES TRUST
filed 2002-08-12
CIK 914724

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.   20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



             For the Quarterly Period Ended June 30, 2002



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

The number of the Registrant's Common Shares of Beneficial Interest outstanding was 17,945,719 as of July 31, 2002.

                                 INDEX



PART I  FINANCIAL INFORMATION


Item 1.    Financial Statements

           Independent Accountants' Review Report . . . . . .     3

           Consolidated Balance Sheets as of
             June 30, 2002 (Unaudited) and
             December 31, 2001 (Audited). . . . . . . . . . .     4

           Consolidated Statements of Operations
             for the three and six months ended
             June 30, 2002 and 2001 (Unaudited) . . . . . . .     6

           Consolidated Statements of Shareholders'
             Equity for the six months ended
             June 30, 2002 (Unaudited). . . . . . . . . . . .     9

           Consolidated Statements of Cash Flows
             for the six months ended
             June 30, 2002 and 2001 (Unaudited) . . . . . . .    11

           Notes to Consolidated Financial Statements
             (Unaudited). . . . . . . . . . . . . . . . . . .    13


Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations. .    42


Item 3.    Quantitative and Qualitative Disclosures
             About Market Risk. . . . . . . . . . . . . . . .    59




PART II  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote
             of Security Holders. . . . . . . . . . . . . . .    65

Item 5.    Exhibits and Reports on Form 8-K . . . . . . . . .    66



SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .    67

                Independent Accountants' Review Report



Shareholders and Board of Trustee
AMLI Residential Properties Trust:


We have reviewed the accompanying consolidated balance sheet of AMLI Residential Properties Trust (the "Company") as of June 30, 2002, the related consolidated statements of operations for the three and six months ended June 30, 2002 and 2001, the related consolidated statement of shareholders' equity for the six month period ended June 30, 2002, and the consolidated statement of cash flows for the six-month periods ended June 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of AMLI Residential Properties Trust as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 4, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




KPMG LLP

Chicago, Illinois
July 31, 2002

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                   AMLI RESIDENTIAL PROPERTIES TRUST

                      CONSOLIDATED BALANCE SHEETS

                  JUNE 30, 2002 AND DECEMBER 31, 2001

               (Dollars in thousands, except share data)



                                           JUNE 30,     DECEMBER 31,
                                            2002           2001
                                         (UNAUDITED)     (AUDITED)
                                         -----------    ------------

ASSETS:
Rental apartments:
  Land. . . . . . . . . . . . . . .         $ 99,013          99,784
  Depreciable property. . . . . . .          636,686         644,627
                                            --------      ----------
                                             735,699         744,411
  Less accumulated depreciation . .         (110,733)       (107,139)
                                            --------      ----------
                                             624,966         637,272

Rental property held for sale,
  net of accumulated depreciation .           20,401           --

Land held for development or sale,
  net of provision for loss of
  $1,389 and $2,086, respectively .           24,372          47,611

Rental communities under
  development . . . . . . . . . . .           25,477          10,392

Investments in partnerships . . . .          221,487         184,270

Cash and cash equivalents . . . . .            4,129           5,892
Deferred expenses, net. . . . . . .            3,724           3,836
Notes and advances to the
  Service Companies . . . . . . . .           26,379          15,161
Other assets. . . . . . . . . . . .           13,865          14,568
                                            --------        --------
          Total assets                      $964,800         919,002
                                            ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Debt (note 5) . . . . . . . . . . .         $450,268         399,309
Distributions in excess of
  investments in and earnings from
  partnerships. . . . . . . . . . .            4,514           --
Accrued interest payable. . . . . .            1,855           1,838
Accrued real estate taxes payable .            9,066          12,270
Construction costs payable. . . . .            4,092           4,079
Security deposits and prepaid rents            2,615           2,656
Other liabilities . . . . . . . . .            8,203           7,100
                                            --------        --------
          Total liabilities . . . .          480,613         427,252
                                            --------        --------

                   AMLI RESIDENTIAL PROPERTIES TRUST

                  JUNE 30, 2002 AND DECEMBER 31, 2001

               (Dollars in thousands, except share data)


                                           JUNE 30,     DECEMBER 31,
                                            2002           2001
                                         (UNAUDITED)     (AUDITED)
                                         -----------    ------------

Commitments and contingencies (note 7)

Mandatorily redeemable convertible
  preferred shares (aggregate
  liquidation preference of
  $96,933 and $96,793,
  respectively. . . . . . . . . . .           93,247          93,287

Minority interest . . . . . . . . .           66,433          68,186


SHAREHOLDERS' EQUITY (note 2):
Series A Cumulative Convertible
  Preferred shares of beneficial
  interest, $0.01 par value,
  1,500,000 authorized, 1,200,000
  issued and 100,000 and 350,000
  outstanding, respectively (aggregate
  liquidation preference of $2,022
  and $7,075, respectively) . . . .                1               4

Shares of beneficial interest,
  $0.01 par value, 145,375,000
  authorized, 18,120,296 and
  17,840,368 common shares issued
  and outstanding, respectively . .              181             178

Additional paid-in capital. . . . .          356,450         355,728

Employees' and Trustees' notes. . .          (10,537)        (10,857)

Accumulated other comprehensive
  loss. . . . . . . . . . . . . . .           (3,854)         (4,294)

Dividends paid in excess of
  earnings. . . . . . . . . . . . .          (17,734)        (10,482)
                                            --------        --------

        Total shareholders'
          equity. . . . . . . . . .          324,507         330,277
                                            --------        --------

        Total liabilities and
          shareholders' equity. . .         $964,800         919,002
                                            ========        ========









     See accompanying notes to consolidated financial statements.

                                      AMLI RESIDENTIAL PROPERTIES TRUST

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                              THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                 (UNAUDITED)
                                  (Dollars in thousands, except share data)

                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                             JUNE 30                      JUNE 30
                                                      ----------------------      ----------------------
                                                        2002          2001          2002          2001
                                                      --------      --------      --------      --------
Revenues:
  Property:
    Rental. . . . . . . . . . . . . . . . . . . .     $ 25,825        25,838        51,612        51,379
    Other . . . . . . . . . . . . . . . . . . . .        1,713         1,685         3,300         3,192
  Interest and share of loss
    from the Service Companies. . . . . . . . . .          (24)          291          (254)         (112)
  Other interest. . . . . . . . . . . . . . . . .           83           326           316           803
  Income from partnerships. . . . . . . . . . . .        2,255         2,439         4,284         4,734
  Other . . . . . . . . . . . . . . . . . . . . .        1,260           569         1,978         1,193
                                                      --------      --------      --------      --------
        Total revenues. . . . . . . . . . . . . .       31,112        31,148        61,236        61,189
                                                      --------      --------      --------      --------

Expenses:
  Personnel . . . . . . . . . . . . . . . . . . .        2,690         2,737         5,394         5,447
  Advertising and promotion . . . . . . . . . . .          616           778         1,183         1,291
  Utilities . . . . . . . . . . . . . . . . . . .          668           725         1,361         1,580
  Building repairs and maintenance
    and services. . . . . . . . . . . . . . . . .        1,428         1,691         2,299         2,813
  Landscaping and grounds maintenance . . . . . .          636           636         1,127         1,127
  Real estate taxes . . . . . . . . . . . . . . .        3,616         3,239         7,176         6,604
  Insurance . . . . . . . . . . . . . . . . . . .          477           276           957           571
  Property management fees. . . . . . . . . . . .          826           688         1,647         1,364
  Other operating expenses. . . . . . . . . . . .          310           264           554           579
  Interest. . . . . . . . . . . . . . . . . . . .        6,084         6,352        11,884        12,779
  Amortization of deferred costs. . . . . . . . .          158           309           304           445
  Depreciation  . . . . . . . . . . . . . . . . .        5,248         5,328        10,426        10,221
  General and administrative. . . . . . . . . . .        1,213         1,151         2,753         2,669
                                                      --------      --------      --------      --------
        Total expenses. . . . . . . . . . . . . .       23,970        24,174        47,065        47,490
                                                      --------      --------      --------      --------





                                      AMLI RESIDENTIAL PROPERTIES TRUST

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED

                              THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                 (UNAUDITED)
                                  (Dollars in thousands, except share data)


                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                             JUNE 30                      JUNE 30
                                                      ----------------------      ----------------------
                                                        2002          2001          2002          2001
                                                      --------      --------      --------      --------

Income from continuing operations before
  share of gains on sales of properties . . . . .        7,142         6,974        14,171        13,699
Gains on sales of residential properties
  including $605 share of gain on sale of a
  partnership's properties in 2002. . . . . . . .          605         9,249           605         9,249
                                                      --------      --------      --------      --------

Income from continuing operations before
  minority interest . . . . . . . . . . . . . . .        7,747        16,223        14,776        22,948
Minority interest . . . . . . . . . . . . . . . .          975         2,486         1,816         3,324
                                                      --------      --------      --------      --------

Income from continuing operations . . . . . . . .        6,772        13,737        12,960        19,624
Income from discontinued operations, net of
  minority interest . . . . . . . . . . . . . . .          519           488           991         1,006
                                                      --------      --------      --------      --------
        Net income. . . . . . . . . . . . . . . .        7,291        14,225        13,951        20,630
        Net income attributable to
          preferred shares. . . . . . . . . . . .        1,946         1,633         4,028         3,266
                                                      --------      --------      --------      --------

        Net income attributable to
          common shares . . . . . . . . . . . . .     $  5,345        12,592         9,923        17,364
                                                      ========      ========      ========      ========





                                      AMLI RESIDENTIAL PROPERTIES TRUST

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED

                              THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                 (UNAUDITED)
                                  (Dollars in thousands, except share data)


                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                             JUNE 30                      JUNE 30
                                                      ----------------------      ----------------------
                                                        2002          2001          2002          2001
                                                      --------      --------      --------      --------

Income per common share - basic:
  From continuing operations. . . . . . . . . . .     $   0.27          0.68          0.50          0.92
                                                      ========      ========      ========      ========
  From discontinued operations. . . . . . . . . .     $   0.03          0.03          0.05          0.06
                                                      ========      ========      ========      ========
  Net income. . . . . . . . . . . . . . . . . . .     $   0.30          0.71          0.55          0.98
                                                      ========      ========      ========      ========


Income per common share - diluted:
  From continuing operations. . . . . . . . . . .     $   0.26          0.64          0.49          0.91
                                                      ========      ========      ========      ========
  From discontinued operations. . . . . . . . . .     $   0.03          0.03          0.05          0.05
                                                      ========      ========      ========      ========
  Net income. . . . . . . . . . . . . . . . . . .     $   0.29          0.67          0.54          0.96
                                                      ========      ========      ========      ========

Dividends declared and paid per common share. . .     $   0.48          0.47          0.96          0.94
                                                      ========      ========      ========      ========













                        See accompanying notes to consolidated financial statements.

                                        AMLI RESIDENTIAL PROPERTIES TRUST

                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                         SIX MONTHS ENDED JUNE 30, 2002

                                                   (UNAUDITED)
                                             (Dollars in thousands)


                                 SHARES OF
                            BENEFICIAL INTEREST                   EMPLOYEES'  ACCUMULATED
                       ------------------------------  ADDITIONAL    AND        OTHER      DIVIDENDS
                        PREFERRED    COMMON             PAID-IN    TRUSTEES'  COMPREHEN-   IN EXCESS
                         SHARES      SHARES    AMOUNT   CAPITAL     NOTES     SIVE LOSS   OF EARNINGS   TOTAL
                        ---------  ----------  ------  ---------  ----------  ----------  -----------  -------

Balance at
  December 31, 2001 . .   350,000  17,840,368    $182    355,728    (10,857)      (4,294)    (10,482)  330,277

Comprehensive income:
  Net income. . . . . .     --          --        --       --         --           --         13,951    13,951
  Preferred share
    dividends paid. . .     --          --        --       --         --           --         (3,941)   (3,941)
  Net change related
    to derivative
    contracts . . . . .     --          --        --       --         --             440       --          440
                                                                                                       -------
Comprehensive income
  attributable to
  common shares . . . .     --          --        --       --         --           --          --       10,450
                                                                                                       -------
Common share
  distributions . . . .     --          --        --       --         --           --        (17,262)  (17,262)





                                        AMLI RESIDENTIAL PROPERTIES TRUST

                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - CONTINUED

                                         SIX MONTHS ENDED JUNE 30, 2002

                                                   (UNAUDITED)
                                             (Dollars in thousands)



                                 SHARES OF
                            BENEFICIAL INTEREST                   EMPLOYEES'  ACCUMULATED
                       ------------------------------  ADDITIONAL    AND        OTHER      DIVIDENDS
                        PREFERRED    COMMON             PAID-IN    TRUSTEES'  COMPREHEN-   IN EXCESS
                         SHARES      SHARES    AMOUNT   CAPITAL     NOTES     SIVE LOSS   OF EARNINGS   TOTAL
                        ---------  ----------  ------  ---------  ----------  ----------  -----------  -------
Shares issued in
  connection with:
    Executive Share
      Purchase Plan . .     --         10,291     --         248      --           --          --          248
    Units converted
      to shares . . . .     --          9,032     --         166      --           --          --          166
    Options exercised .     --         10,000     --         204      --           --          --          204
    Employees' and
      Trustees' notes,
      net of repayments     --          --        --       --           320        --          --          320
    Trustees' compen-
      sation. . . . . .     --            605     --          15      --           --          --           15
Preferred shares
  converted to
  common shares . . . .  (250,000)    250,000     --       --         --           --          --        --
Reallocation of
  minority interest . .     --          --        --          89      --           --          --           89
                         --------  ----------    ----    -------    -------      -------     -------   -------

Balance at
  June 30, 2002 . . . .   100,000  18,120,296    $182    356,450    (10,537)      (3,854)    (17,734)  324,507
                         ========  ==========    ====    =======    =======      =======     =======   =======









                          See accompanying notes to consolidated financial statements.

                   AMLI RESIDENTIAL PROPERTIES TRUST

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                              (UNAUDITED)
                        (Dollars in thousands)


                                                 2002        2001
                                               --------    --------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . .    $ 13,951      20,630
  Adjustments to reconcile net income to net
   cash provided by operating activities
   of continuing operations:
    Income from discontinued operations . .      (1,193)     (1,207)
    Depreciation and amortization . . . . .      10,730      10,666
    Cash distributions from partnerships
      in excess of share of income. . . . .       3,601       4,105
    Loss from the Service Companies . . . .         826         590
    Gain on sale of a residential property.       --         (9,249)
    Share of a partnership's gains on
      sales of residential properties . . .        (605)      --
    Minority interest . . . . . . . . . . .       1,816       3,324
  Changes in assets and liabilities:
    Decrease (increase) in deferred costs .           2        (264)
    Decrease in other assets. . . . . . . .       2,933       3,371
    Decrease in accrued real estate taxes .      (2,754)     (2,628)
    Increase (decrease) in accrued
      interest payable. . . . . . . . . . .          17        (551)
    (Decrease) increase in tenant security
      deposits and prepaid rents. . . . . .         (36)        371
    (Decrease) increase in other
      liabilities . . . . . . . . . . . . .         (66)          2
                                               --------     -------
        Net cash provided by
          operating activities of
          continuing operations . . . . . .      29,222      29,160

        Net cash provided by
          operating activities of
          discontinued operations . . . . .       1,355       1,422
                                               --------     -------
        Net cash provided by
          operating activities. . . . . . .      30,577      30,582
                                               --------     -------
Cash flows from investing activities:
  Net cash proceeds from a sale of a
    residential property. . . . . . . . . .       --         39,144
  Share of a partnership's net cash
    proceeds, in excess of return of
    capital, from sales of residential
    properties. . . . . . . . . . . . . . .         161       --
  Investments in partnerships, net of
    $14,096 return of capital and $2,846
    distribution in excess of return of
    capital from refinancing of partner-
    ships' debt in 2002 and Operating
    Partnership units issued in 2001. . . .     (35,207)    (12,600)
  Repayments from (advances to) affiliates,
    net . . . . . . . . . . . . . . . . . .         174      (7,024)
  (Increase) decrease in earnest money
    deposits. . . . . . . . . . . . . . . .         (45)        470
  Acquisition properties, net of Operating
    Partnership units issued and net of
    $14,444 cash in deferred exchange
    escrow in 2001. . . . . . . . . . . . .     (13,883)    (56,399)

                   AMLI RESIDENTIAL PROPERTIES TRUST

                    SIX MONTHS ENDED JUNE 30, 2002

                              (UNAUDITED)
                        (Dollars in thousands)


                                                 2002        2001
                                               --------    --------
  Capital expenditures - rehab properties
    and other additions . . . . . . . . . .        (466)       (808)
  Capital expenditures - other properties .      (2,164)     (3,369)
  Properties under development, net of
    co-investors' share of costs. . . . . .      (8,664)     (5,817)
  Increase in other liabilities . . . . . .         976         301
                                               --------     -------
        Net cash used in
          investing activities. . . . . . .     (59,118)    (46,102)
                                               --------     -------

Cash flows from financing activities:
  Debt proceeds, net of financing costs . .     183,361     209,893
  Debt repayments . . . . . . . . . . . . .    (132,614)   (167,392)
  Proceeds from issuance of Executive
    Share Purchase Plan shares and Option
    Plan shares, net of Employees' and
    Trustees' notes . . . . . . . . . . . .         788         904
  Repurchase of shares of beneficial
    interest - common shares. . . . . . . .       --         (3,736)
  Issuance cost of preferred shares . . . .         (40)      --
  Distributions to partners . . . . . . . .      (3,514)     (3,415)
  Dividends paid. . . . . . . . . . . . . .     (21,203)    (20,010)
                                               --------     -------
        Net cash provided by
          financing activities. . . . . . .      26,778      16,244
                                               --------     -------

Net change in cash and cash equivalents . .      (1,763)        724
Cash and cash equivalents
  at beginning of period. . . . . . . . . .       5,892       5,106
                                               --------     -------
Cash and cash equivalents
  at end of period. . . . . . . . . . . . .    $  4,129       5,830
                                               ========     =======

Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and other
    interest, net of amounts capitalized. .    $ 11,867      13,330
                                               ========    ========
Supplemental disclosure of non-cash
 investing and financing activities:
  OP units issued for the acquisition of
    properties. . . . . . . . . . . . . . .    $  --          2,764
  OP units issued for the acquisition of
    a property in a co-investment
    partnership . . . . . . . . . . . . . .       --          7,576
                                               ========    ========







     See accompanying notes to consolidated financial statements.

                   AMLI RESIDENTIAL PROPERTIES TRUST

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        JUNE 30, 2002 AND 2001

                              (Unaudited)
               (Dollars in thousands, except share data)


1.   ORGANIZATION AND BASIS OF PRESENTATION

     Organization

     AMLI Residential Properties Trust (the "Company" or "AMLI") commenced operations upon the completion of its initial public offering on February 15, 1994. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the Company's financial position at June 30, 2002 and December 31, 2001 and the results of its operations and cash flows for the periods presented, have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 Annual Report and in Form 10-K filed with the Securities and Exchange Commission. The results for the six months ended June 30, 2002 are not necessarily indicative of expected results for the entire year.

     The consolidated financial statements include the accounts of the Company and AMLI Residential Properties, L. P. (the "Operating Partnership" which holds the operating assets of the Company). The Company is the sole general partner and owned an 86% majority interest in the Operating Partnership at June 30, 2002. The limited partners hold Operating Partnership units ("OP Units") which are convertible into shares of the Company on a one-for-one basis, subject to certain limitations. At June 30, 2002, there are 3,655,364 OP Units held by the limited partners.

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

     At June 30, 2002, AMLI owned or had interests in eighty-one multi-family apartment communities comprised of 31,109 apartment homes. Seventy-three of these communities totaling 28,352 apartment homes were stabilized as of June 30, 2002 and eight communities containing 2,757 apartment homes were under development or in lease-up at that date.

     The Company's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual amounts realized or paid could differ from these estimates.

                   AMLI RESIDENTIAL PROPERTIES TRUST

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Real Estate Assets

     At June 30, 2002, the Company was continuing the rehab of the second phase of AMLI at Valley Ranch. Starting in 1999 and through June 30, 2002, the Company has spent $2,761 on the rehab of this property and expects to spend an additional $400 in 2002 to complete the rehab.

     The following table summarizes capital expenditures incurred in connection with the rehab of phase II of AMLI at Valley Ranch.

                                                Six Months Ended
                                                    June 30,
                                             ----------------------
                                                2002         2001
                                              --------     --------

     Buildings - interior . . . . . . . .     $    322          164
     Amenities. . . . . . . . . . . . . .        --              37
     General contractor's fee . . . . . .            8            7
     Overhead and general conditions. . .           69           64
     Other. . . . . . . . . . . . . . . .           67           27
                                              --------     --------
                                              $    466          299
                                              ========     ========

     Rental Properties Held For Sale

     At June 30, 2002, AMLI at Gleneagles, a 590-unit community located in Dallas, Texas, was being held for sale. During the six months ended June 30, 2002 and 2001, this community generated total revenues of $2,527 and $2,588, respectively, and operating income of $1,500 and $1,626, respectively. The Company expects to complete this sale in the third quarter of 2002.

     Rental Communities Under Development

     At June 30, 2002, the Company has eight communities under development including six in joint ventures with co-investment partners, as follows:

                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                                                                   TOTAL
                                                         NUMBER      NUMBER       TOTAL         ESTIMATED
                                                           OF          OF        EXPENDED       COSTS UPON
COMMUNITY                         LOCATION               ACRES       UNITS      THRU 6/30/02    COMPLETION
---------                         --------               ------      ------     ------------    ----------
Wholly-Owned:

Development Communities:
 AMLI:
  Carmel Center                   Carmel, IN                15         322         $ 15,020        28,400
  Downtown Austin                 Austin, TX                 2         220           10,457        50,900
                                                           ---       -----         --------      --------
        Total wholly-owned
          development communities                           17         542           25,477        79,300
                                                           ---       -----         --------      --------

Co-Investments
(Company Ownership Percentage):

Development Communities:
 AMLI:
  at Milton Park (25%)            Alpharetta, GA            21         461           23,480        35,000
  at Kedron Village (20%)         Peachtree City, GA        21         216           19,252        20,200
  at Barrett Walk (25%)           Cobb County, GA           26         310            8,679        22,500
  at King's Harbor (25%)          Houston, TX               15         300           19,576        19,800
  at Cambridge Square (30%)       Overland Park, KS         21         408           31,814        32,200
  at Seven Bridges (20%)          Woodridge, IL             13         520           36,687        82,200
                                                           ---       -----         --------      --------

        Total co-investment
          development communities                          117       2,215          139,488       211,900
                                                           ---       -----         --------      --------
        Total wholly-owned
          and co-investments                               134       2,757         $164,965       291,200
                                                           ===       =====         ========      ========




                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Land Held for Development or Sale

     At June 30, 2002, the Company owned several parcels of land, which are currently being planned for development, being held for future development or being considered for sale.

                                                                                          NET
                                                              NUMBER      NUMBER       CAPITALIZED
                                                                OF          OF            COSTS
COMMUNITY                             LOCATION                ACRES       UNITS       THRU 6/30/02
---------                             --------                ------      ------      ------------
Wholly-Owned:

Land Held for Development or Sale:
 AMLI:
  at Champions II (1)(2)              Houston, TX                14         288            $ 2,659
  at Mesa Ridge (1)(2)                Ft. Worth, TX              27         460              4,172
  at Anderson Mill (1)(2)             Austin, TX                 39         520              4,234
  at Parmer Park                      Austin, TX                 28         480              5,542
  at Vista Ridge (1)(2)               City of Lewisville, TX     15         340              3,199
  at Westwood Ridge                   Overland Park, KS          30         428              3,655
  at Lexington Farms II               Overland Park, KS           7         104                911
                                                                ---       -----            -------
    Total land held for
      development                                               160       2,620            $24,372
                                                                ===       =====            =======



     (1)     The Company has expensed interest carry of $554 on these land parcels for the six months ended June 30, 2002.

     (2)     Amounts are shown net of an allowance for loss totaling $1,389 on these land parcels in Texas.
             An additional provision of $697 had been made in December 2001 to state the value of two parcels of land in Dallas, Texas at the lower costs or market, and as of January 2002 these parcels were transferred to Amrescon, an unconsolidated subsidiary of AMLI, for $5,076 their estimated market value and carrying value.  In the second quarter of 2002, the Company transferred additional land parcels located in Noblesville, Indiana for their $7,599 estimated market value and carrying value.
             These transfers increased advances to the Service Companies by $12,675.  Amrescon intends to sell this land over the next 2-3 years and use the proceeds from sale to repay the financing provided by the Company.


                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Acquisition

     The table below summarizes the properties acquired by the Company during 2001 and 2002:
                                      Number     Year
                                       of        Com-       Date       Purchase                Total
Community           Location          Units     pleted     Acquired     Price        Debt      Equity
---------           --------         --------  --------    --------    --------     ------    --------
WHOLLY-OWNED:
AMLI:
 at Gateway Park
  (1) . . . . . .   Denver, CO            328      2000     1/29/01      33,050      --         33,050
 at Stonebridge
  Ranch (1) . . .   McKinney, TX          250      2001     6/11/01      17,110      --         17,110
 at the Medical
  Center (1). . .   Houston, TX           334      2000      8/7/01      27,150      --         27,150
 at Shadow Ridge
  (1) . . . . . .   Flower Mound, TX      222      2000     8/31/01      18,000      --         18,000
 Upper West
   Side . . . . .   Ft. Worth, TX         194      2001      5/1/02      13,600      --         13,600
                                       ------                          --------     ------     -------
    Total wholly-owned                  1,328                           108,910      --        108,910
                                       ------                          --------     ------     -------
CO-INVESTMENTS
(Company ownership
percentage):
AMLI:
 at Osprey Lake
  (69%) (2) . . .   Gurnee, IL            483   1997/99      2/1/01      52,000     35,320      16,680
 at Parks Meadows
  (25%) . . . . .   Littleton, CO         518      2001     4/24/02      56,500      --(3)      56,500
 at Bryan Place
  (48%) . . . . .   Dallas, TX            420      1999     6/28/02      39,600      --(4)      39,600
                                       ------                          --------    -------     -------
    Total co-investments                1,421                           148,100     35,320     112,780
                                       ------                          --------    -------     -------
    Total wholly-owned and
      co-investments                    2,749                          $257,010     35,320     221,690
                                       ======                          ========    =======     =======




                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED





   (1)  These acquisitions completed deferred third-party exchanges for Federal income tax purposes.  The Company issued 86,494 and 109,748 OP Units as part of the total payment for the acquisition of AMLI at Gateway
        Park and AMLI at the Medical Center, respectively.

   (2)  The Company issued 333,610 OP Units for a 43% interest in this property which was contributed to a joint venture with a private real estate investment trust in which AMLI owned a 44% interest.

   (3)  On July 1, 2002, the partnership closed on a 6.25%, $28,500 first mortgage permanent loan through GMAC.
        This interest only loan will mature in seven years, with the balloon payment due at maturity.  The loan proceeds were distributed to the partners in accordance with their ownership percentages.  AMLI received a partnership distribution of $7,125 from the proceeds of this loan on July 1, 2002 (see note 8).

   (4)  On August 1, 2002, the partnership closed on a 5.81%, $26,200 first mortgage permanent loan through GMAC.
        This interest only loan will mature in seven years, with the balloon payment due at maturity.  The loan proceeds were distributed to the partners in accordance with their ownership percentages.  AMLI received a partnership distribution of $12,576 from the proceeds of this loan on August 1, 2002 (see note 8).




                   AMLI RESIDENTIAL PROPERTIES TRUST

     Disposition

     The Company selectively sells properties and reinvests the proceeds in new communities to continually improve the quality of its portfolio and increase the potential for growth in net operating income or uses the proceeds to fund rehabs, reacquire its shares or fund development of new properties. Through December 31, 2001, the gains on sales of residential communities including share of gains on sales of partnerships' properties are reported separately in the Consolidated Statements of Operations and neither the properties' selling prices nor related gains are included in revenues in the Consolidated Statements of Operations. Effective January 1, 2002, gains on sales of wholly-owned residential communities will be reported in discontinued operations. Incentive compensation received from co-investment partnerships in the form of a promoted interest that is paid to the Company from sales proceeds is included in other revenues in the Consolidated Statements of Operations.

                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     The table below summarizes the properties sold by the Company during 2001 and 2002:

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

CO-INVESTMENTS
(Company owner-
ship percentage):
AMLI at:
 Willowbrook
  (40%)       Willowbrook, IL   488     1996    7/31/01    39,402    58,500   57,611    22,245       4,209
 Champions
  Park (15%)  Houston, TX       246     1994    4/18/02    13,723    13,145   12,783     1,799       1,055
 Champions
  Centre (15%)Houston, TX       192     1994    4/18/02    10,205    10,755   10,458     2,232         777
                              -----                      --------   -------  -------   -------     -------

    Total co-investments        926                        63,330    82,400   80,852    26,276       6,041
                              -----                      --------   -------  -------   -------     -------

    Total wholly-owned
      and co-investments      2,004                      $113,096   144,280  140,651    39,969      11,434
                              =====                      ========   =======  =======   =======     =======




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

    (3)   Gains on sales of co-investment properties are shown net of disposition fees and promoted interests paid to the Company by co-investment partnerships.




                   AMLI RESIDENTIAL PROPERTIES TRUST

     STANDARDS IMPLEMENTED AND TRANSITION ADJUSTMENT

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Adoption of SFAS 144 is required for fiscal years beginning after December 15, 2001, and interim periods within those years. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed of," ("SFAS 121") and related literature and establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company has restated its Consolidated Statements of Operations for the three and six months ended June 30, 2001 and Consolidated Statement of Cash Flows for the six months ended June 30, 2001 as a result of implementing SFAS 144 to reflect discontinued operations of the property held for sale as of June 30, 2002. This restatement has no impact on the Company's net income or net income per common share.

     Properties held for sale by co-investment partnerships accounted for using the equity method of accounting are not "discontinued operations" under the provision of SFAS 144.

     As of June 30, 2002, the Company had one rental property held for sale included in discontinued operations. No interest expense has been allocated to discontinued operations. Condensed financial information of the results of operations for the property held for sale is as follows:

                                  Three Months        Six Months
                                     Ended              Ended
                                    June 30,           June 30,
                               -----------------  -----------------
                                 2002      2001      2002     2001
                               -------   -------   -------  -------

     Rental income. . . . . .  $ 1,182     1,226     2,375    2,450
     Other income . . . . . .       75        75       152      138
                               -------   -------   -------  -------
        Total property
          revenues. . . . . .    1,257     1,301     2,527    2,588

     Property operating
       expenses . . . . . . .      509       487     1,027      962
                               -------   -------   -------  -------
        Net operating
          income. . . . . . .      748       814     1,500    1,626

     Depreciation expense . .      124       227       307      419
                               -------   -------   -------  -------
        Income from
          discontinued
          operations before
          minority interest .      624       587     1,193    1,207

        Minority interest . .      105        99       202      201
                               -------   -------   -------  -------

        Income from
          discontinued
          operations. . . . .  $   519       488       991    1,006
                               =======   =======   =======  =======

                   AMLI RESIDENTIAL PROPERTIES TRUST

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Accounting for Goodwill and Other Intangible Assets" ("SFAS 142"), which requires, among other things, that effective January 1, 2002 goodwill resulting from a business combination accounted for as a purchase no longer be amortized, but be subjected to ongoing impairment review. The only goodwill included in the accounts of the Company and its unconsolidated subsidiaries is $3,300 recorded on the books of an unconsolidated subsidiary. This amount was being amortized using the straight-line method over the five year period, and at December 31, 2001, the remaining unamortized goodwill was $668. As a result of implementing SFAS 142, whereby no amortization will be recorded in 2002, the Company's share of income, net of tax effect, from the unconsolidated subsidiary is increased by approximately $207 for the six months ended June 30, 2002. The Company has tested the unamortized goodwill remaining on the Service Company's books and no impairment existed as of June 30, 2002. Pro-forma share of income, net of tax, from this unconsolidated subsidiary will be increased by approximately $400 for the year ended December 31, 2002.

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

                   AMLI RESIDENTIAL PROPERTIES TRUST

     To manage interest rate risk, the Company may employ options, forwards, interest rate swaps, caps and floors or a combination thereof depending on the underlying exposure. The Company undertakes a variety of borrowings: from lines of credit, to medium- and long term financings. To control overall interest expense volatility and cost, the Company may employ interest rate instruments, typically interest rate swaps, to convert a portion of its variable rate debt to fixed rate debt, or even a portion of its fixed-rate debt to variable rate. Interest rate differentials that arise under these swap contracts are recognized in interest expense over the life of the contracts. The resulting cost of funds is usually comparable to which would have been available if debt with matching characteristics was issued directly.

     The Company also employs forwards or purchase options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transaction occurs, expires or is otherwise terminated.

     To determine the fair values of derivative instruments, the Company employs an independent accountant and uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination costs are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may or may not actually be realized.

     The following table summarizes the notional amounts and approximate fair value of the Company's interest rate swap contracts. The notional amounts at June 30, 2002 provide an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.


                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




                                                                 Approximate
                                                    Cumulative   Liability at
Notional      Fixed       Term of       Contract       Cash        June 30,
Amount        Rate(1)     Contract      Maturity    Paid, Net      2002 (2)
--------     -------      --------      ---------   ----------  -------------

$10,000(3)    6.216%       5 years       11/01/02      $  552          180
 10,000(3)    6.029%       5 years       11/01/02         468          172
 20,000       6.145%       5 years       02/15/03       1,045          566
 10,000       6.070%       5 years       02/18/03         492          292
 15,000       6.405%       5 years       09/20/04         707        1,047
 10,000       6.438%       5 years       10/04/04         416          731
-------                                                ------        -----
$75,000                                                $3,680        2,988
=======                                                ======        =====



(1)  The fixed rate for the swaps includes the swap spread (the risk component added to the Treasury yield to determine a fixed rate) and excludes lender's spread.

(2)  Represents the approximate amount which the Company would have paid as of June 30, 2002 if these contracts were terminated.  This amount was recorded as a liability in the accompanying Consolidated Balance Sheet as of June 30, 2002.

(3)  These contracts were marked-to-market in 2002 and 2001.


                   AMLI RESIDENTIAL PROPERTIES TRUST

     As a result of a reduced level of borrowings under the Company's unsecured line of credit following a $140,000 fixed rate financing and a sale of a co-investment property, $20,000 of the total $75,000 in interest rate swap contracts held by the Company is no longer associated with any floating rate debt.

     On June 30, 2002, the derivative instruments were reported as Other Liabilities at their fair value of $2,988 which decreased by $736 from $3,724 as of December 31, 2001. The offsetting adjustments were reported as losses in Accumulated Other Comprehensive Loss of $3,854, which decreased by $440 from $4,294 as of December 31, 2001. The adjustments to the shareholders' equity include $1,331 and $1,413 of the Company's share of Other Comprehensive Loss of a co-investment partnership as of June 30, 2002 and December 31, 2001, respectively. In addition, adjustments to earnings of $53 and $29 due to an ineffectiveness on the swaps have been recorded as of June 30, 2002 and 2001, respectively.

     All the Company's hedges that are reported at fair value and are included in the Consolidated Balance Sheets are characterized as cash flow hedges. These transactions hedge the future cash flows of debt transactions. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the Consolidated Balance Sheets with a corresponding adjustment to either Accumulated Other Comprehensive Income or in earnings--depending on the type of hedging relationship.

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

     TRANSACTIONS WITH CO-INVESTMENT PARTNERSHIPS

     The Company's co-investment partnerships are generally formed by the Company contributing its interest in property and receiving credit or reimbursement based on its cost, in which case no gain or loss is recognized upon partnership formation. Many of the Company's acquisitions are made on behalf of co-investments concurrent with the initial formation of the co-investment partnership, in which case the partners each make their initial cash contributions concurrent with the closing of the acquisition.

                   AMLI RESIDENTIAL PROPERTIES TRUST

     OTHER ASSETS

     Other assets reported in the accompanying Consolidated Balance Sheets are as follows.

                                              June 30,  December 31,
                                                2002        2001
                                              --------- ------------

     Deferred development costs . . . . .     $  4,203        1,967
     Notes receivable . . . . . . . . . .        2,086        2,925
     Advances to affiliates . . . . . . .        2,105        2,413
     Deposits . . . . . . . . . . . . . .        1,532        1,923
     Prepaid expenses . . . . . . . . . .          802        1,497
     Development fees receivable. . . . .          683        1,267
     Restricted cash. . . . . . . . . . .          680        1,193
     Accounts receivable. . . . . . . . .          906          705
     Other. . . . . . . . . . . . . . . .          868          678
                                              --------     --------
                                              $ 13,865       14,568
                                              ========     ========

     PER SHARE DATA

     The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated (in thousands, except per share amounts).

                          Three Months Ended      Six Months Ended
                               June 30,               June 30,
                        --------------------------------------------
                            2002       2001       2002       2001
                         ---------- ---------- ---------- ----------
     Income from
       continuing
       operations . . . .$    6,772     13,737     12,960     19,624

     Income from
       discontinued
       operations . . . .       519        488        991      1,006
                         ---------- ---------- ---------- ----------

     Net income . . . . .     7,291     14,225     13,951     20,630
     Less net income
       attributable
       to preferred
       shares . . . . . .    (1,946)    (1,633)    (4,028)    (3,266)
                         ---------- ---------- ---------- ----------
     Net income
       attributable
       to common
       shares - Basic . .$    5,345     12,592      9,923     17,364
                         ========== ========== ========== ==========
     Net income -
       Diluted (1). . . .$    5,345     14,225      9,923     20,630
                         ========== ========== ========== ==========

     Weighted average
       common shares
       - Basic. . . . . .18,116,190 17,756,075 18,002,110 17,790,838
                         ========== ========== ========== ==========

                   AMLI RESIDENTIAL PROPERTIES TRUST

                          Three Months Ended      Six Months Ended
                               June 30,               June 30,
                        --------------------------------------------
                            2002       2001       2002       2001
                         ---------- ---------- ---------- ----------

     Dilutive Options
       and Other Plan
       shares . . . . . .   355,579    159,981    327,813    136,011
     Convertible pre-
       ferred shares
       (1). . . . . . . .     --     3,475,000      --     3,475,000
                         ---------- ---------- ---------- ----------
     Weighted average
       common shares -
       Dilutive . . . . .18,471,769 21,391,056 18,329,923 21,401,849
                         ========== ========== ========== ==========

     Net income per
      share:
       Basic. . . . . . .$      .30        .71        .55        .98
       Diluted. . . . . .$      .29        .67        .54        .96
                         ========== ========== ========== ==========

       (1)  In 2002, preferred shares are non-dilutive.


     RECLASSIFICATIONS

     Certain amounts in the consolidated 2001 financial statements of the Company have been reclassified to conform with the current presentation.


3.   INVESTMENTS IN PARTNERSHIPS AND SERVICE COMPANIES

     INVESTMENTS IN PARTNERSHIPS

     At June 30, 2002, the Operating Partnership was a general partner in various co-investment partnerships. The Operating Partnership and the Service Companies receive various fees for services provided to these co-investment partnerships, including development fees, construction fees, acquisition fees, property management fees, asset management fees, financing fees, administrative fees and disposition fees. The Operating Partnership is entitled to shares of cash flow or liquidation proceeds in excess of its stated ownership percentages based, in part, on cumulative returns to its partners in excess of specified rates. The Operating Partnership received cash flow and recorded operating income in excess of its ownership percentages of $1,537 for the six months ended June 30, 2002. Investments in partnerships at June 30, 2002 and the Company's 2002 share of income or loss for the six months then ended from each are summarized as follows:

                                      AMLI RESIDENTIAL PROPERTIES TRUST
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



                                                 Equity                     Total     Company's  Company's
                    Company's              ------------------   Company's    Net       Share of  Share of
                    Percentage   Total              Company's   Investment  Income   Net Income  Deprecia-
Community           Ownership    Assets     Total   Share (1)      (1)      (Loss)     (Loss)      tion
---------           ---------- ----------   ------  ---------   ----------  ------   ----------  ---------

AMLI:
 at Greenwood Forest
  (2)                  15%     $   15,335   14,996    11,732       11,716      312        195          33
 at Windbrooke (3)     15%         15,902   (5,465)     (868)       --         121         61          34
 at Willeo Creek       30%         13,225    3,927     1,176        1,176      101         35          61
 at Barrett Lakes      35%         23,301    6,933     2,427        2,527      362        187         147
 at Chevy Chase (4)    33%         41,148   (8,593)   (3,574)       --         641        205         199
 at River Park         40%         12,900    4,074     1,620        1,578      266        126          77
 at Fox Valley         25%         22,081   21,395     5,349        5,524      570        142          89
 at Fossil Creek       25%         19,130   18,622     4,656        4,741      663        166          94
 at Danada Farms       10%         43,319   18,200     1,820        1,811      927         93          65
 at Verandah           35%         20,822    4,042     1,515        1,570       48         50         175
 at Northwinds         35%         49,411   14,946     5,231        5,080      717        492         310
 at Regents Crest      25%         30,702   15,265     3,816        3,893      309        133         123
 at Oakhurst North     25%         39,678   38,529     9,632        9,632      808        202         155
 at Wells Branch       25%         30,729   30,004     7,501        6,975      830        207         144
 on the Parkway        25%         14,082    3,618       902          618       18          5          74
 on Timberglen (1)     40%          9,692    3,083     1,264        --           7         36         101
 at Castle Creek       40%         19,185   18,733     7,493        7,646      578        262         132
 at Lake Clearwater    25%         15,414   15,041     3,760        3,811      319         80          68
 Creekside             25%         15,188   14,993     3,751        3,871      422        133          64
 at Deerfield          25%         16,148    3,557       886          739      (92)       (23)         76
 at Wynnewood Farms    25%         17,672   17,448     4,362        4,401      519        130          74
 at Monterey Oaks      25%         28,505   27,980     6,995        7,078      891        223         118
 at St. Charles        25%         41,058   40,300    10,075       10,117      923        231         164
 at Park Bridge        25%         23,895   23,540     5,885        5,939      673        168         113
 at Mill Creek         25%         25,440    7,007     1,752        2,010      576        144          96
 at Lost Mountain      75%         11,089      476       357          468     (167)       (64)        154
 on Spring Mill        20%
                    (Residual)     27,871   27,109     --           1,221      538      --          --
 at Prestonwood
    Hills              45%         17,166    5,490     2,487        2,481       51         46         115
 at Windward Park      45%         26,518    8,459     3,834        3,826     (155)       (42)        174





                                      AMLI RESIDENTIAL PROPERTIES TRUST
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                 Equity                     Total     Company's  Company's
                    Company's              ------------------   Company's    Net       Share of  Share of
                    Percentage   Total              Company's   Investment  Income   Net Income  Deprecia-
Community           Ownership    Assets     Total   Share (1)      (1)      (Loss)     (Loss)      tion
---------           ---------- ----------   ------  ---------   ----------  ------   ----------  ---------

 at Summit Ridge       25%         27,837    7,674     1,920        1,654      166         40         116
 at Oak Bend           40%         24,361    5,271     2,109        2,109        4         46         143
 Midtown               45%         32,662   10,439     4,733        4,716      258        165         207
 on Frankford          45%         38,535   12,466     5,653        5,637      244        169         251
 at Peachtree City I   20%         28,150   27,857     5,571        3,597      586        117          74
 at Kedron Village     20%         19,202      600       120          100     (311)       (62)         35
 at Scofield Ridge     45%         36,916   12,006     5,445        5,427      (58)        17         230
 at Breckinridge
    Point              45%         33,134   10,772     4,884        4,867       25         53         205
 at Cambridge Square   30%         31,919   29,271     8,781        9,428      (29)       (19)         67
 Towne Square          45%         32,484   10,637     4,823        4,769       46         59         201
 at Lowry Estates      50%         50,442   16,541     8,269        8,121     (120)        (9)        343
 at King's Harbor      25%         19,540   18,954     4,739        5,021      (54)       (14)         86
 at Milton Park        25%         23,437   21,390     5,347        5,802     (156)       (39)         11
 at Osprey Lake        69%         51,960   15,703    12,123       10,606     (262)      (148)        488
 at Seven Bridges      20%         37,773   15,702     3,242        4,148      110         22       --
 at Barrett Walk       25%          8,734    7,065     1,766        1,844      --       --          --
 at Park Meadows       25%         58,040   57,365    14,341       14,315      428        172          85
 at Bryan Place        48%         41,146   39,527    18,973       18,857      (74)       (36)         40
                               ----------  -------   -------      -------  -------     ------      ------
                                1,282,878  712,949   218,675      221,467   12,579      4,156       5,811
   Other                              459      135        20           20      314(5)     128(5)       25
                               ----------  -------   -------      -------  -------     ------      ------
    Total                      $1,283,337  713,084   218,695      221,487   12,893      4,284       5,836
                               ==========  =======   =======      =======  =======     ======      ======

(1)  The Company's investments in partnerships differ from the Company's share of co-investment partnerships'
     equity primarily due to (a) classification of the Company's deficit equity positions in the AMLI at
     Windbrooke and AMLI at Chevy Chase partnerships as liabilities on the Consolidated Balance Sheet as of
     June 30, 2002 (see (3) and (4) below); (b) capitalized interest on its investments in properties under development; (c) purchase price basis differences; and (d) eliminations of the Company's cumulative share of acquisition, financing and development fee income.  These latter items are amortized over forty years using the straight-line method.  The purchase price basis difference of AMLI on Timberglen resulted in a negative investment balance which is included in other liabilities in the accompanying Consolidated Balance Sheet as of June 30, 2002.





                                      AMLI RESIDENTIAL PROPERTIES TRUST
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(2)  In April 2002, the Company made a preferred $11,200 capital contribution to AMLI at Greenwood Forest Limited
     Partnership to enable it to repay the existing 8.95% first mortgage loan.  The Company will receive a 6.75%
     preferential allocation of cash flow on its preferred capital until this partnership's property is sold or refinanced.  On August 1, 2002, the property was sold and the partnership distributed $19,200 of the net proceeds to the partners, of which approximately $12,147 was the Company's share.  With this distribution, the Company has received a return of the preferred $11,200 capital contribution and its original capital of
     $962.  In addition, the Company received a $403 disposition fee from the partnership (see note 8).

(3)  On February 4, 2002, the balance of the AMLI at Windbrooke loan was refinanced with a new loan from GMAC
     Commercial Mortgage Corporation.  The net proceeds were distributed to the partners, including $1,545 to the
     Company.  With this distribution, the partners have received a return of all their original capital plus a targeted yield, which resulted in a negative investment balance that is included in other liabilities in the accompanying Consolidated Balance Sheet as of June 30, 2002.

(4)  In May 2002, the loan agreement of AMLI at Chevy Chase was amended.  The principal amount was increased to
     $48,000, the interest rate changed from 6.67% to 7.11% and maturity date was extended to June 2009.
     According to the new terms, the loan is structured to fund in two parts.  The first part, in the amount of
     $21,300, was funded at the time of closing, and will co-exist with the original CIGNA loan dated March 27,
     1996 (with an initial balance of $29,767).  The second part of the loan, in the amount of $26,700, will fund in October 2002, the proceeds of which will be used to retire the original CIGNA loan.  The $20,823 net proceeds from the first funding were distributed to the partners, including $7,594 to the Company.  With this distribution, the partners have received a return of all their original capital plus a targeted yield, which resulted in a negative investment balance that is included in other liabilities in the accompanying
     Consolidated Balance Sheet as of June 30, 2002.

(5)  Excludes gains on sales of AMLI at Champions Park and AMLI at Champions Centre of $1,799 and $2,322,
     respectively, and the Company's share of such gains of $270 and $335, respectively, which is reported as share of gains on sales of residential properties.




                   AMLI RESIDENTIAL PROPERTIES TRUST

     All but two debt financings have been obtained at fixed rates from various financial institutions on behalf of these co-investment partnerships. All of these fixed-rate first mortgages are non recourse debt and secured by mortgages on the respective communities. Repayment of the two floating-rate construction loans has been guaranteed by AMLI. The following summarizes co-investment debt at June 30, 2002:

                     Total     Outstand-
                   Commitment   ing at   Company's Interest
Community             (1)       6/30/02    Share     Rate    Maturity
---------          ----------  --------- --------- --------  ---------
AMLI:
 at Kedron Village
   (2)              $ 19,170      17,716    3,543  L+1.875%  Dec. 2002
 at Willeo Creek      10,000       9,071    2,721     6.77%  May  2003
 at Regents Crest     16,500      15,002    3,751     7.50%  Dec. 2003
 at Verandah          16,940      16,121    5,642     7.55%  Apr. 2004
 on Timberglen         6,770       6,352    2,541     7.70%  June 2004
 at Seven Bridges (3) 50,000      14,834    2,967   L+1.80%  Jan. 2005
 at Prestonwood Hills 11,649      11,311    5,123     7.17%  Aug. 2006
 at Windward Park     18,183      17,666    8,008     7.27%  Aug. 2006
 at Oak Bend          18,834      18,401    7,360     7.81%  Dec. 2006
 Midtown              21,945      21,426    9,715     7.52%  Dec. 2006
 at Deerfield         12,600      12,304    3,076     7.56%  Dec. 2006
 at Danada Farms      24,500      23,674    2,367     7.33%  Mar. 2007
 on Frankford         25,710      25,303   11,475     8.25%  June 2007
 at Breckinridge Point22,110      21,743    9,859     7.57%  July 2007
 at Scofield Ridge    24,618      24,219   10,983     7.70%  Aug. 2007
 Towne Square         21,450      21,118    9,576     6.70%  Jan. 2008
 at Lowry Estates     33,900      33,458   16,729     7.12%  Jan. 2008
 at Summit Ridge      20,000      19,760    4,940     7.27%  Feb. 2008
 at River Park         9,100       8,564    3,426     7.75%  June 2008
 on the Parkway       10,800      10,160    2,540     6.75%  Jan. 2009
 at Mill Creek        18,000      17,985    4,496     6.40%  May  2009
 at Chevy Chase       48,000      48,220   15,913     7.11%  June 2009
 at Barrett Lakes     16,680      15,891    5,562     8.50%  Dec. 2009
 at Northwinds        33,800      33,335   11,667     8.25%  Oct. 2010
 at Osprey Lake       35,320      34,869   23,973     7.02%  Mar. 2011
 at Windbrooke        20,800      20,715    3,107     6.43%  Mar. 2012
 at Lost Mountain     10,252      10,183    7,637     6.84%  Nov. 2040
                    --------    --------  -------
                    $577,631     529,401  198,697
                    ========    ========  =======

(1) In general, these loans provide for monthly payments of principal and interest based on a 25 or 27 year amortization schedule and a balloon payment at maturity. Some loans provide for payments of interest only for an initial period, with principal amortization commencing generally within two years.

(2) The Company anticipates that the partners in this 20%-owned partnership will contribute capital to permit the partnership to repay its indebtedness in full at its maturity.

(3) The Company on behalf of the partnership has obtained a 7.25% fixed rate mortgage loan commitment from an institutional lender and anticipates repaying its construction loan in late 2003 from a minimum $54,000 funding of this seven-year loan.

     INVESTMENTS IN SERVICE COMPANIES

     Combined financial information of the various Service Companies at and for the six months ended June 30, 2002 and 2001 is summarized as follows:

                   AMLI RESIDENTIAL PROPERTIES TRUST

                                              June 30,  December 31,
                                                2002        2001
                                              --------- ------------

   Receivables from affiliates. . . . . .     $  9,327        9,136
   Land held for sale . . . . . . . . . .       15,653        4,951
   Building and equipment, net of
     accumulated depreciation . . . . . .        2,289        2,463
   Information technology costs,
     net of accumulated depreciation. . .        8,969        8,384
   Investments and other assets . . . . .        9,090        9,911
                                              --------     --------
   Total assets . . . . . . . . . . . . .     $ 45,328       34,845
                                              ========     ========

   Due to the Company . . . . . . . . . .     $ 29,287       17,311
   Bank debt. . . . . . . . . . . . . . .       14,000       14,000
   Other. . . . . . . . . . . . . . . . .        4,412        5,733
                                              --------     --------
   Total liabilities. . . . . . . . . . .     $ 47,699       37,044
                                              ========     ========

   Total deficit. . . . . . . . . . . . .     $ (2,371)      (2,199)
                                              ========     ========


                                                Six Months Ended
                                                    June 30,
                                             ----------------------
                                                2002         2001
                                              --------     --------
   Construction contract revenue. . . . .     $ 44,726       25,954
   Construction contract costs. . . . . .      (43,489)     (24,737)
                                              --------     --------
   Construction gross profit. . . . . . .        1,237        1,217

   Property management fees . . . . . . .        5,393        5,031
   Corporate homes' gross profit. . . . .          745          733
   Gain (loss) on land sales. . . . . . .          (77)         194
   Other income . . . . . . . . . . . . .          388          142
                                              --------     --------
   Total income . . . . . . . . . . . . .        7,686        7,317
                                              --------     --------
   General and administrative:
     Construction . . . . . . . . . . . .        1,068        1,017
     Property management. . . . . . . . .        4,955        4,656
     Corporate homes. . . . . . . . . . .          495          476
                                              --------     --------
   Total general and administrative . . .        6,518        6,149
                                              --------     --------
   EBITDA . . . . . . . . . . . . . . . .        1,168        1,168

   Interest . . . . . . . . . . . . . . .         (873)        (984)
   Depreciation (1) . . . . . . . . . . .       (1,470)      (1,213)
   Income taxes . . . . . . . . . . . . .          446          397
                                              --------     --------
   Loss . . . . . . . . . . . . . . . . .     $   (729)        (632)
                                              ========     ========

     (1)  Includes $207 in amortization of goodwill in 2001.
          No amortization of goodwill was recorded in 2002 in accordance with SFAS 142.

                   AMLI RESIDENTIAL PROPERTIES TRUST

     For 2001, substantially all interest expense of the Service Companies resulted from direct borrowings from banks under the Company's line of credit, with interest at LIBOR + 1.05%. Amounts borrowed from the banks by the Service Companies are guaranteed by the Company for which it received a guaranty fee from the Service Companies totaling $35 and $133 for the six months ended June 30, 2002 and 2001, respectively. In 2002, the Company transferred six land parcels to a Service Company for $12,675, which increased advances to the Service Companies that bear interest at a rate of prime plus 1%. Interest and share of income (loss) from the Service Companies as included in the accompanying Consolidated Statements of Operations are reconciled below:

                                                Six Months Ended
                                                     June 30,
                                                -----------------
                                                  2002      2001
                                                 ------    ------

     Intercompany interest expensed . . . . .    $  573       443
     Intercompany interest capitalized. . . .      --          35
     Loss . . . . . . . . . . . . . . . . . .      (729)     (632)
     Intercompany eliminations and
       other owners' share. . . . . . . . . .       (98)       42
                                                 ------    ------
     Interest and share of loss from the
       Service Companies. . . . . . . . . . .    $ (254)     (112)
                                                 ======    ======

     The Service Companies recorded after-tax charges against earnings of $141 and $61 for the six months ended June 30, 2002 and 2001, respectively, pursuant to FIN 44 "Accounting for Certain Transactions Involving Stock Compensation."


4.   RELATED PARTY TRANSACTIONS

     During the six months ended June 30, 2002 and 2001, the Company accrued or paid to its affiliates fees and other costs and expenses as follows:

                                                Six Months Ended
                                                     June 30,
                                                -----------------
                                                  2002      2001
                                                 ------    ------

     Management fees (1). . . . . . . . . . .    $1,723     1,429
     General contractor fees. . . . . . . . .        56        54
     Interest expense . . . . . . . . . . . .      --          44
     Landscaping and grounds
       maintenance (1). . . . . . . . . . . .      --         439
                                                 ======    ======

     (1)  Includes discontinued operations.


     In addition, at June 30, 2002 and December 31, 2001, the Company owed Amli Residential Construction, L.L.C. $4,092 and $4,079, respective-ly, for construction costs of communities under development or rehab.

                   AMLI RESIDENTIAL PROPERTIES TRUST

     During the six months ended June 30, 2002 and 2001, the Company earned or received from its affiliates fees and other income as follows:

                                                Six Months Ended
                                                     June 30,
                                                -----------------
                                                  2002      2001
                                                 ------    ------

     Development fees . . . . . . . . . . . .    $  960       539
     Acquisition, disposition and
       financing fees . . . . . . . . . . . .       640       230
     Asset management fees. . . . . . . . . .       247       284
     Interest on notes and advances
       to Service Companies . . . . . . . . .       573       477
     Interest on advances to other
       affiliates . . . . . . . . . . . . . .      --         179
                                                 ======     =====

     In addition, during the six months ended June 30, 2002 and 2001, total revenues of $1,890 and $1,627 respectively, were generated from leases to AMLI Corporate Homes ("ACH"), a division of AMLI Management Company ("AMC"), one of the Service Companies.

     An affiliate of an AMLI Trustee is the mortgage lender to AMLI at Oak Bend, AMLI Towne Square and AMLI at Lowry Estates. These partnerships paid the affiliate loan fees totaling $276 in 2000 and $94 in 1999 relating to the origination of these loans.

                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


5.   DEBT

     The table below summarizes certain information relating to the indebtedness of the Company.

                                                        Balance                               Balance
                                           Original       at         Interest     Maturity       at
Encumbered Communities                      Amount      6/30/02        Rate         Date      12/31/01
----------------------                     --------     -------     -----------   --------    --------

BOND FINANCING:
                                                                     Tax-Exempt
Unsecured (1)                              $ 40,750      40,750      Rate+1.24%    10/1/24     40,750
                                                                     Tax-Exempt
AMLI at Poplar Creek (1)                      9,500       9,500      Rate+1.25%     2/1/24      9,500
                                           --------     -------                               -------
    Total Bonds                              50,250      50,250                                50,250
                                           --------     -------                               -------

MORTGAGE NOTES PAYABLE TO
  FINANCIAL INSTITUTIONS:

AMLI at Riverbend                            31,000      27,772       7.30%         7/1/03     28,102
AMLI in Great Hills                          11,000       9,860       7.34%         7/1/03      9,977
AMLI at Nantucket                             7,735       7,257       7.70%         6/1/04      7,325
AMLI at Bishop's Gate                        15,380      14,079       7.25% (2)     8/1/05     14,230
AMLI at Regents Center                       20,100      18,919(9)    8.90% (3)     9/1/05     19,037
AMLI on the Green/AMLI of North Dallas (4)   43,234      39,206       7.79%         5/1/06     39,621
AMLI at Valley Ranch                         18,800      18,800       6.68%        5/10/07      9,688(5)
AMLI at Conner Farms                         14,900      14,900       6.68%        5/10/07     11,960(5)
AMLI at Clairmont                            12,880      12,486       6.95%        1/15/08     12,573
AMLI - various (6) (7)                      140,000     138,586       6.56%         7/1/11    139,369
AMLI at Park Creek                           10,322      10,153       7.88%        12/1/38     10,177
                                           --------     -------                               -------
  Total Mortgage Notes Payable              325,351     312,018                               302,059
                                           --------     -------                               -------

OTHER NOTES PAYABLE:

Unsecured line of credit (7)(8)             200,000      88,000      L+1.05%      11/15/03     47,000
                                           --------     -------      ---------    --------    -------
  Total (9)                                $575,601     450,268                               399,309
                                           ========     =======                               =======




                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(1)  The terms of these tax-exempt bonds require that a portion of the apartment units be leased to individuals who qualify based on income levels specified by the U.S. Government.  The bonds bear interest at a variable rate that is adjusted weekly based upon the remarketing rate for these bonds (1.45% for AMLI at Spring Creek and for AMLI at Poplar Creek at July 25, 2002).  The credit enhancement for the AMLI at Spring Creek bonds was provided by a $41,297 letter of credit from Wachovia Bank which expires on October 15, 2003 and the credit enhancement for the AMLI at Poplar Creek bonds was provided by a $9,617 letter of credit from LaSalle
     National Bank that expires December 18, 2003.

(2)  This original $14,000 mortgage note bears interest at 9.1%.  For financial reporting purposes, this mortgage note was valued at $15,380 to reflect a 7.25% market rate of interest when assumed in connection with the acquisition of AMLI at Bishop's Gate on October 17, 1997.  The unamortized premium at June 30, 2002 was
     $600.

(3)  $13,800 at 8.73% and $6,300 at 9.23%.

(4)  These two properties secure the FNMA loan that was sold at a discount of $673.  At June 30, 2002, the unamortized discount was $258.

(5)  These loans were refinanced with the same lender on May 7, 2002.

(6)  This loan is secured by seven previously unencumbered properties (AMLI at Bent Tree, AMLI at Lantana Ridge,
     AMLI at StoneHollow, AMLI at Western Ridge, AMLI at Killian Creek, AMLI at Eagle Creek and AMLI at Gateway
     Park).

(7)  The Company has used interest rate swaps on $55,000 of the outstanding amount to fix its base interest rate
     (before current lender's spread) at an average of 6.22%.  The Company paid the outstanding balance down in
     June 2001 by $140,000 from the proceeds of a ten-year mortgage loan secured by seven of its wholly-owned properties.  Additionally, AMLI concurrently reduced the commitment amount under its current line of credit by $50,000 to $200,000.

(8)  The Company's unsecured line of credit has been provided by a group of eight banks led by Wachovia Bank,
     N.A. and Bank One, N.A.  In November 2000, the maturity date was extended to November 2003 with a one-year renewal option.  In addition, AMC and Amrescon were added as borrowers under this line of credit, and such borrowings by the Service Companies ($14,000 at June 30, 2002) are guaranteed by the Company and count against the Company's total availability under this line of credit.  This unsecured line of credit requires that the Company meet various covenants typical of such an arrangement, including minimum net worth, minimum debt service coverage and maximum debt to equity percentage.  The unsecured line of credit is used for acquisition and development activities and working capital needs.

(9)  This is the only loan which has recourse to the partners of the Operating Partnership.




                   AMLI RESIDENTIAL PROPERTIES TRUST

     As of June 30, 2002, the scheduled maturities of the Company's debt are as follows:
                                 Fixed Rate
                                  Mortgage
                                Notes Payable   Unsecured
                       Bond     to Financial      Lines
                    Financings  Institutions    of Credit    Total
                    ----------  -------------   ---------   -------
2002. . . . . .       $  --            2,169        --        2,169
2003. . . . . .          --           40,766      88,000    128,766
2004. . . . . .          --           10,745        --       10,745
2005. . . . . .          --           35,021        --       35,021
2006. . . . . .          --           38,502        --       38,502
Thereafter. . .        50,250        184,815        --      235,065
                      -------        -------     -------    -------
                      $50,250        312,018      88,000    450,268
                      =======        =======     =======    =======

6.   INCOME TAXES

     The Company qualifies as a REIT under Section 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to Federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. In 2000, the Company distributed approximately 90% of its taxable income and designated a portion of its dividends paid during 2001 as a throw back dividend to 2000. The Company's current dividend payment level equals an annual rate of $1.92 per common share, increased on October 29, 2001 from an annual rate of $1.88 per common share. The Company anticipates that all dividends paid in 2002 will be fully taxable (primarily as ordinary income), and absent property sales, it will distribute at least 100% of the taxable income.

7.   COMMITMENTS AND CONTINGENCIES

     The limited partnership agreements of AMLI at Verandah L.P. and AMLI on Timberglen provide for the redemption (at an amount determined by formula) by the partnerships of each limited partner's entire interest, in its sole discretion, at any time after March 25, 2002 and December 16, 2003, or at any time that there is a designated event of default on related indebtedness of the partnerships, which event of default remains uncured and unwaived to the time of notice of redemption election. The redemption amount may be paid in cash or Company shares of beneficial interest, or any combination thereof, in the sole discretion of the Company.

     At June 30, 2002, the Company is contingently liable on the $9,678 in bank letters of credit issued to secure commitments made in the ordinary course of business by the Company and its co-investment partnerships (see note 5).

8.   SUBSEQUENT EVENTS

     On July 1, 2002, a partnership in which AMLI owns a 25% ownership interest closed on a 6.25%, $28,500 first mortgage permanent loan through GMAC Commercial Mortgage Corporation. This interest only loan is secured by AMLI at Park Meadows and will mature in seven years, with the balloon payment due at maturity. The loan proceeds were distributed to the partners in accordance with their ownership percentages. AMLI received a partnership distribution of $7,125 from the proceeds of this loan on July 1, 2002.

                   AMLI RESIDENTIAL PROPERTIES TRUST

     On August 1, 2002, the Company completed the sale of AMLI at Greenwood Forest, a 316-unit co-investment community located in Houston, Texas, in which AMLI had a 15% ownership interest. The community was built in 1995 and acquired by AMLI the same year for $17,685. The partnership's gain on sale was approximately $4,500, of which the Company's share was approximately $680. The $19,200 net proceeds were distributed to the partners, of which approximately $12,147 was the Company's share. With this distribution, the Company has received a return of the preferred $11,200 capital contribution and its original capital of $962. In addition, AMLI received a disposition fee from the partnership of $403.

     On July 29, 2002, the Company's Board of Trustees approved management's decision to change AMLI's policy for accounting for share options. In accordance with recently revised rules governing the accounting for such a change, AMLI has elected the option of reporting the value of share options awarded subsequent to January 1, 2002 as a charge against earnings and FFO. The accounting for options issued prior to 2002 is unaffected by this change, and AMLI anticipates that there will be no material effect on its 2002 results of operations as a result of making this change to what the accounting industry and the investment banking community consider a preferable method of accounting.

     During the period from July 25, 2002 through July 29, 2002, AMLI repurchased on the open market 130,500 of its common shares at an average price of $21.62 per share pursuant to its previously announced 500,000 Common Share Repurchase Program, so that shares repurchased under this authorization now total 350,900. On July 29, 2002, the Company's Board of Trustees replaced the remaining 149,100 share authorization with a new 1,500,000 share authorization. Through July 31, 2002, AMLI has acquired 46,200 common shares at an average price of $22.78 per share under this authorization. AMLI anticipates acquiring shares under this new authorization from time to time, as market conditions warrant.

     On August 1, 2002, a partnership in which AMLI owns a 48% ownership interest closed on a 5.81%, $26,200 first mortgage permanent loan with GMAC Commercial Mortgage Corporation. This interest only loan is secured by AMLI at Bryan Place and will mature in seven years, with the balloon payment due at maturity. The loan proceeds were distributed to the partners in accordance with their ownership interests. AMLI received a partnership distribution of $12,576 from the proceeds of this loan on August 1, 2002.

                   AMLI RESIDENTIAL PROPERTIES TRUST

9.   SEGMENT REPORTING

     The revenues, net operating income, FFO and assets for the Company's reportable segment are summarized as follows:

                                                  Six Months Ended
                                                      June 30,
                                             ------------------------
                                                 2002         2001
                                              ----------   ----------

     Multifamily segment revenues
       (excluding discontinued
       operations). . . . . . . . . . . . . . $  137,095      137,195
                                              ==========   ==========

     Multifamily segment net operating
       income (excluding discontinued
       operations). . . . . . . . . . . . . . $   82,732       84,088

     Reconciling items to FFO:
       Reduce co-investment net operating
         income to Company's share (1). . . .    (39,398)     (40,519)
       Interest income and share of
         income (loss) from Service
         Companies. . . . . . . . . . . . . .       (254)          95
       Other interest income. . . . . . . . .        316          803
       Other revenues . . . . . . . . . . . .      1,978        1,193
       Discontinued operations - net
         operating income . . . . . . . . . .      1,500        1,626
       General and administrative expenses. .     (2,753)      (2,669)
       Interest expense and loan cost
         amortization . . . . . . . . . . . .    (12,188)     (13,224)
                                              ----------   ----------
     Consolidated FFO before minority
       interest . . . . . . . . . . . . . . .     31,933       31,393
                                              ----------   ----------
     Reconciling items to net income:
       Depreciation - wholly owned
         properties (including
         discontinued operations) . . . . . .    (10,733)     (10,640)
       Depreciation - share of
         co-investment properties . . . . . .     (5,836)      (5,640)
       Share of Service Company's
         goodwill amortization. . . . . . . .      --            (207)
       Gain on sale of residential property .        605        9,249
                                              ----------   ----------
     Income before minority interest
       and extraordinary items. . . . . . . .     15,969       24,155
     Minority interest (including
       discontinued operations) . . . . . . .      2,018        3,525
                                              ----------   ----------
     Net income . . . . . . . . . . . . . . . $   13,951       20,630
                                              ==========   ==========

                   AMLI RESIDENTIAL PROPERTIES TRUST

                                               June 30,  December 31,
                                                 2002        2001
                                              ---------- ------------
     Segment assets (2) . . . . . . . . . . . $2,055,484    1,935,423
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS,
         EXCEPT SHARE DATA)

     The following discussion is based primarily on the consolidated financial statements of Amli Residential Properties Trust (the "Company" or "AMLI") as of June 30, 2002 and December 31, 2001 and for the three and six months ended June 30, 2002 and 2001.

     This information should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

     As of June 30, 2002, the Company owned an 86% general partnership interest in AMLI Residential Properties, L.P. (the "Operating Partnership"), which holds the operating assets of the Company. The limited partners hold Operating Partnership units ("OP Units") that are convertible into common shares of the Company on a one-for-one basis, subject to certain limitations. At June 30, 2002, the Company owned 22,145,296 OP Units including 4,025,000 Preferred OP Units and the limited partners owned 3,665,364 OP Units. The Company has qualified, and anticipates continuing to qualify, as a real estate investment trust ("REIT") for Federal income tax purposes.

     At June 30, 2002, AMLI owned or had interest in eighty-one multi-family apartment communities comprised of 31,109 apartment homes. Seventy-three of these communities totaling 28,352 apartment homes were stabilized as of June 30, 2002 and eight communities containing 2,757 apartment homes were under development or in lease-up at that date.


ACCOUNTING FOR INVESTMENTS IN AND TRANSACTIONS WITH
UNCONSOLIDATED PARTNERSHIPS

     The Company has differentiated itself from other publicly-owned multifamily residential REIT's in the manner and to the extent it conducts its business through co-investment with institutional investors. The condensed combined financial information for the Company and its co-investment partnerships at June 30, 2002, as shown below, is presented as supplementary information intended to provide a better understanding of the Company's financial position.

     The information presented in the following table includes the unconsolidated co-investment partnerships at 100%.

                                            Effect of    Company and
                            Consolidated    Combining   Co-Investment
                              Company     Co-Investment  Partnerships
                              ("GAAP")     Partnerships  (Combined)
                            ------------  ------------- -------------

Rental apartments . . . . . .$  735,699      1,218,953     1,954,652
Accumulated depreciation. . .  (110,733)      (110,409)     (221,142)
                             ----------     ----------    ----------
                                624,966      1,108,544     1,733,510
Rental apartments held for
  sale, net . . . . . . . . .    20,401          --           20,401
Land and rental communities
  under development . . . . .    49,849        141,108       190,957
Investments in co-invest-
  ment partnerships . . . . .   221,487       (221,487)        --
Other, net. . . . . . . . . .    17,752         (4,387)       13,365
                             ----------     ----------    ----------
                                934,455      1,023,778     1,958,233

                                            Effect of    Company and
                            Consolidated    Combining   Co-Investment
                              Company     Co-Investment  Partnerships
                              ("GAAP")     Partnerships  (Combined)
                            ------------  ------------- -------------

Debt - Company's share. . . .  (450,268)      (198,697)     (648,965)
Debt - partners' share. . . .     --          (330,703)     (330,703)
                             ----------     ----------    ----------
Total net assets. . . . . . .   484,187        494,378       978,565
Partners' share of net
  assets. . . . . . . . . . .     --          (494,378)     (494,378)
                             ----------     ----------    ----------
Company's share of
  net assets. . . . . . . . .$  484,187          --          484,187
                             ==========     ==========    ==========
Debt to total capitaliza-
  tion - undepreciated
  book value. . . . . . . . .     40.2%
                             ==========

     The information presented in the following table includes AMLI's proportionate share of unconsolidated co-investment partnerships.

                                                         Company and
                                                          Share of
                            Consolidated    Share of    Co-Investment
                              Company     Co-Investment  Partnerships
                              ("GAAP")     Partnerships  (Combined)
                            ------------  ------------- -------------

Rental apartments . . . . . .$  735,699        406,948     1,142,647
Accumulated depreciation. . .  (110,733)       (33,030)     (143,763)
                             ----------     ----------    ----------
                                624,966        373,918       998,884
Rental apartments held for
  sale, net . . . . . . . . .    20,401          --           20,401
Land and rental communities
  under development . . . . .    49,849         34,151        84,000
Investments in co-investment
  partnerships. . . . . . . .   221,487       (221,487)        --
Other, net. . . . . . . . . .    17,752         12,115        29,867
                             ----------     ----------    ----------
                                934,455        198,697     1,133,152
Debt - Company's share. . . .  (450,268)      (198,697)     (648,965)
                             ----------     ----------    ----------
Company's share of net
  assets. . . . . . . . . . .$  484,187          --          484,187
                             ==========     ==========    ==========
Debt to total capitaliza-
  tion - undepreciated
  book value. . . . . . . . .     40.2%                        49.2%
                             ==========                   ==========

     Details of the differences between the Company's aggregate investment in partnerships and its aggregate share of equity as recorded on the books of these partnerships, net of accumulated amortization, are as follows at June 30, 2002:

           AMLI's share of equity per
             partnerships . . . . . . . . . . . .    $220,039
           Negative investment balances
             presented in other liabilities . . .       4,514
           Capitalized interest . . . . . . . . .       4,566
           Eliminated fees. . . . . . . . . . . .      (5,890)
           Other. . . . . . . . . . . . . . . . .      (1,742)
                                                     --------
           Total investments in partnerships. . .    $221,487
                                                     ========

RESULTS OF OPERATIONS

     For the six months ended June 30, 2002, property revenues and property operating expenses moderately increased from the same period a year ago. The increases from acquisitions of new communities were offset by sales of older communities during 2001. Since January 1, 2001, the Company has sold three stabilized communities containing a total of 1,078 apartment homes. During the same period, the Company has acquired a total of 1,328 apartment homes in five stabilized communities. Four of these acquisitions completed deferred third-party exchanges for Federal income tax purposes. Property operations from wholly-owned assets for the six months ended June 30, 2002 and 2001 are summarized as follows:

                                     Six Months Ended
                                         June 30,
                                   --------------------    Increase
                                    2002         2001     (Decrease)
                                   -------      -------   ---------
Total Wholly-Owned
Property Revenues
------------------
 Same communities . . . . . . .    $51,049       51,474        (425)
 Acquisition communities. . . .      6,391        1,587       4,804
 Communities contributed
   to ventures/sold . . . . . .      --           4,098      (4,098)
                                   -------      -------     -------
    Total . . . . . . . . . . .    $57,440       57,159         281
                                   =======      =======     =======

    Continuing operations . . .    $54,913       54,571         342

    Discontinued operations . .      2,527        2,588         (61)
                                   =======      =======     =======

Total Wholly-Owned
Property Operating Expenses
---------------------------
 Same communities . . . . . . .    $20,018       20,132        (114)
 Acquisition communities. . . .      2,707          463       2,244
 Communities contributed
   to ventures/sold . . . . . .      --           1,743      (1,743)
                                   -------      -------     -------
    Total . . . . . . . . . . .    $22,725       22,338         387
                                   =======      =======     =======

    Continuing operations . . .    $21,698       21,376         322

    Discontinued operations . .      1,027          962          65
                                   =======      =======     =======


Total Wholly-Owned
Property Net Operating Income
-----------------------------
 Same communities . . . . . . .    $31,031       31,342        (311)
 Acquisition communities. . . .      3,684        1,124       2,560
 Communities contributed
   to ventures/sold . . . . . .      --           2,355      (2,355)
                                   -------      -------     -------
    Total . . . . . . . . . . .    $34,715       34,821        (106)
                                   =======      =======     =======

    Continuing operations . . .    $33,215       33,195          20

    Discontinued operations . .      1,500        1,626        (126)
                                   =======      =======     =======

     Property Net Operating Income is computed before interest, taxes, depreciation and amortization. This performance measure is not intended as a replacement for net income determined in accordance with generally accepted accounting principles ("GAAP").

     The Company, through joint ventures with institutional investors, has completed or has under development and begun rental operations of eight communities. Since January 1, 2001, four communities with a total of 1,460 apartment homes were stabilized and four communities, containing a total of 1,385 apartment homes, were in lease-up as of June 30, 2002 and are anticipated to reach stabilization in 2002 and 2003.

     In addition, in 2001 the Company invested in three co-investment partnerships which acquired three stabilized communities containing a total of 1,421 apartment homes and sold one 488-unit community. This sale and weak market conditions have contributed to a decrease in share of income from partnerships.

                                     Six Months Ended
                                         June 30,
                                   --------------------    Increase
                                    2002         2001     (Decrease)
                                   -------      -------   ---------
Total Co-investment
Property Revenues
-------------------
 Same communities . . . . . . .    $66,166       68,629      (2,463)
 New communities. . . . . . . .      5,270        4,596         674
 Development and/or
   lease-up communities . . . .      3,820          538       3,282
 Acquisition communities. . . .      4,020        2,394       1,626
 Communities contributed
   to ventures/sold . . . . . .      2,908        6,467      (3,559)
                                   -------      -------     -------
    Total . . . . . . . . . . .    $82,184       82,624        (440)
                                   =======      =======     =======

 Company's share of co-investment
   total revenues . . . . . . .    $25,808       26,300        (492)
                                   =======      =======     =======

Total Co-investment
Property Operating Expenses
---------------------------
 Same communities . . . . . . .    $25,848       25,631         217
 New communities. . . . . . . .      1,833        1,683         150
 Development and/or
   lease-up communities . . . .      2,144          618       1,526
 Acquisition communities. . . .      1,424          841         583
 Communities contributed
   to ventures/sold . . . . . .      1,423        2,691      (1,268)
                                   -------      -------     -------
    Total . . . . . . . . . . .    $32,672       31,464       1,208
                                   =======      =======     =======

 Company's share of co-invest-
   ment property operating
   expenses . . . . . . . . . .    $10,220        9,909         311
                                   =======      =======     =======

                                     Six Months Ended
                                         June 30,
                                   --------------------    Increase
                                    2002         2001     (Decrease)
                                   -------      -------   ---------
Total Co-investment Property
Net Operating Income
----------------------------
 Same communities . . . . . . .    $40,318       42,998      (2,680)
 New communities. . . . . . . .      3,437        2,913         524
 Development and/or
   lease-up communities . . . .      1,676          (80)      1,756
 Acquisition communities. . . .      2,596        1,553       1,043
 Communities contributed
   to ventures/sold . . . . . .      1,485        3,776      (2,291)
                                   -------      -------     -------
    Total . . . . . . . . . . .    $49,512       51,160      (1,648)
                                   =======      =======     =======
 Company's share of co-invest-
   ment property NOI. . . . . .    $15,588       16,391        (803)
                                   =======      =======     =======

     The term "New Communities" refers to completed properties that were stabilized after the beginning of the earliest period for which comparative financial information is presented.

     For the six months ended June 30, 2002, total revenues, net of discontinued operations, were $61,236 and net income was $13,951 including $605 share of gains on sales of a partnership's properties. Total revenues, net of discontinued operations, for the year earlier period were $61,189 and net income was $20,630 which includes a gain of $9,249 from the sale of a wholly-owned residential property. For the six months ended
June 30, 2002, basic earnings per common share were $0.55 (including $0.05 from discontinued operations) compared to $0.98 per share (including $0.06 from discontinued operations) for the comparable period of 2001. For the six months ended June 30, 2002, diluted earnings per common share were $0.54 (including $0.05 from discontinued operations) compared to $0.96 per share (including $0.05 from discontinued operations) for the comparable period of 2001. 2001 basic and diluted earnings per share include $0.43 and $0.42 per share from the sale of a residential property, respectively.

     On a "same community" basis (including discontinued operations), weighted average occupancy of the apartment homes owned wholly by the Company increased to 92.0% for the six months ended June 30, 2002 from 89.9% in the prior year. Weighted average collected rental rates increased by 1.0% to $785 from $778 per unit per month for the six months ended
June 30, 2002 and 2001, respectively. Including co-investment communities, weighted average occupancy of the Company's apartment homes decreased to 91.3% for the six months ended June 30, 2002 from 91.9% in the prior year, and weighted average collected rental rates decreased by 1.8% to $850 from $865 per unit per month for the six months ended June 30, 2002 and 2001, respectively.


OPERATING EARNINGS

     Operating earnings is a supplemental earnings measurement which is an alternative to funds from operations ("FFO"). It resembles GAAP net income, although it excludes gains or losses on sales of investment properties.

     The following shows the relationship among FFO, operating earnings and net income.

                                                 As of June 30,
                                             ----------------------
                                                2002         2001
                                              --------     --------
     FFO (1). . . . . . . . . . . . . . .     $ 31,933       31,393
     Depreciation expense (1)(2). . . . .       16,569       16,487
                                              --------     --------
     Operating earnings . . . . . . . . .       15,364       14,906
     Income from discontinued
       operations . . . . . . . . . . . .       (1,193)      (1,207)
     Gains on sales (2) . . . . . . . . .          605        9,249
                                              --------     --------
     Income from continuing
       operations (3) . . . . . . . . . .     $ 14,776       22,948
                                              ========     ========

     (1)   Including discontinued operations.
     (2)   Including share from co-investments.
     (3)   Before allocation to minority interest.


COMPARISON OF THREE MONTHS ENDED JUNE 30, 2002 TO THREE MONTHS ENDED JUNE 30, 2001.

     Income from continuing operations before minority interest decreased to $7,747 for the three months ended June 30, 2002 from $16,223 for the three months ended June 30, 2001 which was primarily attributable to a large gain from the sale of a community in 2001 offset in part by a decrease in interest expense.

     The following table shows comparative condensed results of operations for the three months ended June 30, 2002 and 2001:

                                    Three Months Ended
                                         June 30,
                                   --------------------    Increase
                                    2002         2001     (Decrease)
                                   -------      -------   ---------

Property revenues . . . . . . .    $27,538       27,523          15
Other income. . . . . . . . . .      3,574        3,625         (51)
                                   -------      -------     -------
    Total revenues. . . . . . .     31,112       31,148         (36)
                                   -------      -------     -------

Property operating expenses . .     11,267       11,034         233
Interest expense and amortiza-
  tion of financing costs . . .      6,242        6,661        (419)
Depreciation. . . . . . . . . .      5,248        5,328         (80)
General and administrative. . .      1,213        1,151          62
                                   -------      -------     -------
    Total expenses. . . . . . .     23,970       24,174        (204)
                                   -------      -------     -------
Income from continuing opera-
  tions before share of gains
  on sales of properties. . . .      7,142        6,974         168
Gains on sales of properties. .        605        9,249      (8,644)
                                   -------      -------     -------
Income from continuing
  operations before minority
  interest. . . . . . . . . . .      7,747       16,223      (8,476)
Minority interest . . . . . . .        975        2,486      (1,511)
                                   -------      -------     -------

                                    Three Months Ended
                                         June 30,
                                   --------------------    Increase
                                    2002         2001     (Decrease)
                                   -------      -------   ---------

Income from continuing
  operations. . . . . . . . . .      6,772       13,737      (6,965)
Income from discontinued
  operations, net of minority
  interest. . . . . . . . . . .        519          488          31
                                   -------      -------     -------
Net income. . . . . . . . . . .    $ 7,291       14,225      (6,934)
                                   =======      =======     =======

     Total property revenues for the three months ended June 30, 2002 were $27,538 comparing to $27,523 for the three months ended June 30, 2001. A $15, or 0.1%, increase was primarily from the acquisition of a 194-apartment homes community in May of 2002. On a same community basis total property revenues decreased by $543, or 2.1%, and net operating income decreased by $484, or 2.1%.

     Interest and share of income (loss) from Service Companies decreased by $315, or 108.2%, due to higher depreciation expense relating to the information technology system, which was partially offset by no amortization of goodwill recorded in 2002 in accordance with Statement of Financial Accounting Standards No. 142 "Accounting for Goodwill and Other Intangible Assets" ("SFAS 142").

     Income from partnerships decreased to $2,255 from $2,439, or 7.5%. This decrease in income was a result of sales of two communities in April of 2002 and general economic conditions. The decline in income was offset in part by the acquisition of two stabilized communities through two new co-investment partnerships and stabilization of one 400-unit community during the second quarter of 2002. On a same community basis, total property revenues decreased by $1,444, or 4.2%, and net operating income decreased by $1,516, or 7.0%.

     Property operating expenses increased by $233, or 2.1%, mainly due to increases in insurance and real estate tax expense. In addition, management fees increased as a result of higher fees charged by AMC for managing the Company's wholly-owned properties. On a same community basis, property operating expenses decreased by $60, or 0.6%.

     Interest expense, net of the amounts capitalized, decreased to $6,084 from $6,352, or 4.2%, primarily due to lower interest rates on the floating-rate bonds.

     General and administrative expenses increased slightly to $1,213 for the three months ended June 30, 2002 from $1,151 for the three months ended June 30, 2001. The increase is primarily due to higher personnel costs as a result of increased number of employees.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2002 TO SIX MONTHS ENDED JUNE 30,
2001.

     Income from continuing operations before minority interest decreased to $14,776 for the six months ended June 30, 2002 from $22,948 for the six months ended June 30, 2001 which was primarily attributable to a large gain from the sale of a community in 2001 offset in part by a decrease in interest expense.

     The following table shows comparative condensed results of operations for the six months ended June 30, 2002 and 2001:

                                     Six Months Ended
                                         June 30,
                                   --------------------    Increase
                                    2002         2001     (Decrease)
                                   -------      -------   ---------

Property revenues . . . . . . .    $54,912       54,571         341
Other income. . . . . . . . . .      6,324        6,618        (294)
                                   -------      -------     -------
    Total revenues. . . . . . .     61,236       61,189          47
                                   -------      -------     -------

Property operating expenses . .     21,698       21,376         322
Interest expense and amortiza-
  tion of financing costs . . .     12,188       13,224      (1,036)
Depreciation. . . . . . . . . .     10,426       10,221         205
General and administrative. . .      2,753        2,669          84
                                   -------      -------     -------
    Total expenses. . . . . . .     47,065       47,490        (425)
                                   -------      -------     -------
Income from continuing opera-
  tions before share of gains
  on sales of properties. . . .     14,171       13,699         472
Gains on sales of properties. .        605        9,249      (8,644)
                                   -------      -------     -------
Income from continuing
  operations before minority
  interest. . . . . . . . . . .     14,776       22,948      (8,172)
Minority interest . . . . . . .      1,816        3,324       1,508
                                   -------      -------     -------
Income from continuing
  operations. . . . . . . . . .     12,960       19,624      (6,664)
Income from discontinued
  operations, net of minority
  interest. . . . . . . . . . .        991        1,006         (15)
                                   -------      -------     -------
Net income. . . . . . . . . . .    $13,951       20,630      (6,679)
                                   =======      =======     =======

     Total property revenues increased by $341, or 0.6%, which was primarily from the acquisition of 1,328 apartment homes during 2001 and 2002. The increase was offset by the loss of revenue from 1,078 apartment homes sold during the period from June to August of 2001. Other property revenues include increases in various fees charged to residents. On a same community basis total property revenues decreased by $425, or 0.8%, and net operating income decreased by $106, or 0.3%.

     The Company operates, owns and manages apartments in eight metropolitan areas. A combination of a moderate over-supply of rental apartments in the Company's markets coupled with a general business slow-down has contributed to overall growth in collected rents at less than the rate of inflation.

     Interest and share of income (loss) from the Service Companies decreased by $142, or 126.8%, due to higher depreciation expense relating to the information technology system and lower general contractor's fee income. The decrease was partially offset by higher interest income as a result of additional advances to the Service Companies to fund the 2002 acquisition cost of six land parcels and not recording amortization of goodwill in accordance with SFAS 142.

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

     Income from partnerships decreased to $4,284 from $4,734 or 9.5%.
This decrease was a result of sales of three communities during 2002 and 2001 and general economic conditions. The decline in income was offset in part by the acquisition of three stabilized communities through three new co-investment partnerships and stabilization of 1,460 units of four communities under development in 2002 and 2001. On a same community basis, total property revenues decreased by $2,463, or 3.6%, and net operating income decreased by $2,680, or 6.2%.

     Property operating expenses increased by $322, or 1.5%. This increase is principally due to increases in insurance and real estate tax expense. In addition, management fees increased as a result of higher fees charged by AMC for managing the Company's wholly-owned properties. On a same community basis, property operating expenses decreased by $114, or 0.6%.

     Interest expense, net of the amounts capitalized, decreased to $11,884 from $12,779, or 7.0%, primarily due to a partial repayment of the Company's short-term borrowings and lower interest rates on the floating-rate bonds.

     General and administrative expenses increased moderately to $2,753 for the six months ended June 30, 2002 from $2,669 for the six months ended June 30, 2001. The increase is primarily due to higher personnel costs as a result of increased number of employees.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2002, the Company had $4,129 in cash and cash equivalents and $98,000 in availability under its $200,000 unsecured line of credit. The availability under the line of credit is based on total borrowings of $102,000, including $14,000 borrowed directly by an unconsolidated Service Company affiliate. The borrowings of the Service Company affiliate are guaranteed by the Company. Borrowings under the line of credit bear interest at a rate of LIBOR plus 1.05%.

     At June 30, 2002, twelve of the Company's wholly-owned stabilized communities were unencumbered. There are no fixed rate loans on wholly-owned communities with maturity dates prior to July 2003.

     Net cash flows provided by operating activities for the six months ended June 30, 2002 was $30,577 compared to $30,582 for the six months ended June 30, 2001. In 2002, there were no significant changes in cash flows from operating activities comparing to 2001.

     Cash flows used in investing activities for the six months ended June 30, 2002 increased to $59,118 from $46,102 for the six months ended June 30, 2001. The increase is primarily due to higher expenditures for development costs and higher investments in partnerships, net of $14,096 return of capital and $2,846 net distribution from refinancing of partnerships' debt as a result of loan refinancings and sales of residential properties. The increase was offset in part by lower expenditures for acquisition of new communities in 2002 and 2001 higher sale proceeds.

     Net cash flows used in financing activities for the six months ended June 30, 2002 were $26,778 which reflect higher borrowings on the Company's line of credit and proceeds from refinancing of two mortgages.

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

     FFO for the six months ended June 30, 2002 and 2001 is summarized as follows:
                                                      June 30,
                                             ------------------------
                                                 2002         2001
                                              ----------   ----------
     Income from continuing operations
       before minority interest . . . . . . . $   14,776       22,948
     Income from discontinued operations
       before minority interest . . . . . . .      1,193        1,207
     Depreciation (1) . . . . . . . . . . . .     10,733       10,640
     Share of co-investment partnerships'
       depreciation . . . . . . . . . . . . .      5,836        5,640
     Share of Service Company's goodwill
       amortization . . . . . . . . . . . . .      --             207
     Gain on sale of residential property . .       (605)      (9,249)
                                              ----------   ----------
     FFO. . . . . . . . . . . . . . . . . . . $   31,933       31,393
                                              ==========   ==========
     Weighted average shares and units
       including dilutive shares. . . . . . . 26,042,326   24,980,967
                                              ==========   ==========

     (1) Includes discontinued operations of $307 and $419 for the six months ended June 30, 2002 and 2001, respectively.


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

     The Company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to Federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. In 2000, the Company distributed approximately 90% of its taxable income and designated a portion of its dividends paid during 2001 as a throw back dividend to 2000. The Company's current dividend payment level equals an annual rate of $1.92 per common share, increased on October 29, 2001 from an annual rate of $1.88 per common share. The Company anticipates that all dividends paid in 2002 will be fully taxable (primarily as ordinary income), and absent property sales, it will distribute at least 100% of the taxable income.

     The Company has recorded no deferred taxes on gains for financial reporting purposes that have been deferred for income tax reporting purposes because the Company intends to distribute to its shareholders any deferred tax gain upon ultimate realization for income tax reporting purposes.

     The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, repayment of loans for construction, development, and acquisition activities through the issuance of long-term secured and unsecured debt and additional equity securities of the Company or OP Units. Through June 30, 2002, the Company has issued preferred and common shares for an aggregate issuance price of $128,467 leaving a balance of $71,533 in shares that the Company may issue in the future under its shelf registration statement.


COMPANY INDEBTEDNESS

     The Company's debt as of June 30, 2002 includes $312,018 which is secured by first mortgages on eighteen of the wholly-owned communities and is summarized as follows:

                          SUMMARY DEBT TABLE
                          ------------------

Type of              Weighted Average         Outstanding   Percent
Indebtedness           Interest Rate            Balance     of Total
------------         ----------------         -----------   --------
Fixed Rate
Mortgages                  7.1%                 $312,018      69.3%

Tax-Exempt        Tax-Exempt Rate + 1.24%         50,250      11.2%
Bonds (1)         Tax-Exempt Rate + 1.25%

Lines of
Credit (2)             LIBOR + 1.05%              88,000      19.5%
                                                --------     ------
     Total                                      $450,268     100.0%
                                                ========     ======
--------------------

(1) The tax-exempt bonds bear interest at a variable tax-exempt rate that is adjusted weekly based on the re-marketing of these bonds (1.45% for AMLI at Spring Creek and for AMLI at Poplar Creek at July 25,
     2002). The AMLI at Spring Creek bonds mature on October 1, 2024 and the related credit enhancement expires on October 15, 2003. The AMLI at Poplar Creek bonds mature on February 1, 2024 and the related credit enhancement expires on December 18, 2003.

(2) Amounts borrowed under lines of credit are due in 2003. The interest rate on $55,000 has been fixed pursuant to interest rate swap contracts. Additional interest rate swap contracts on $20,000 have been marked to the value of the related liability in 2001 for payment which will extend through November 2002.


DEVELOPMENT ACTIVITIES

     The Company anticipates completing the $28,400 AMLI Carmel Center within the next twelve months. AMLI has begun the development of AMLI Downtown Austin with an estimated $50,900 total costs and may obtain a partner for this development later in 2002 (note 2 to Financial
Statements).

     At June 30, 2002, the Company has made capital contributions totaling $258,392 to its existing co-investment partnerships and anticipates funding substantially all of its remaining commitment (net of its share of co-investment debt) of $11,267 during 2002 and 2003 to complete the 2,215 apartment homes being developed by co-investment partnerships.

     The Company owns land in Ft. Worth, Austin and Houston, Texas; and Kansas City, Kansas, being held for the development of an additional 2,620 apartment homes, or for sale. The Company has made earnest money deposits of $500 for four land parcels for development anticipated to be acquired in future years.

     The Company has postponed active development planning for some of its land parcels in Houston and Forth Worth, Texas, until conditions in those particular submarkets are more favorable for development. The Company expensed $554 and $531 of costs associated with carrying these land parcels for the six months ended June 30, 2002 and 2001, respectively.


CAPITAL EXPENDITURES

     Capital expenditures are those made for assets having a useful life in excess of one year and include replacements (including carpeting and appliances) and betterments, such as unit upgrades, enclosed parking facilities and similar items.

     The following summarizes capital expenditures (including discontinued operations), which are primarily non-revenue enhancing expenditures, incurred in connection with existing stabilized communities for the six months ended June 30, 2002 and 2001:

                                                  Six Months Ended
                                                      June 30,
                                                --------------------
                                                   2002       2001
                                                 --------   --------

     Carpet . . . . . . . . . . . . . . . . . .  $    994      1,051
     Roof replacements and improvements . . . .       482        570
     HVAC and maintenance equipment . . . . . .       157        272
     Land improvements, landscaping and
       irrigation . . . . . . . . . . . . . . .       139        570
     Furniture, fixtures and equipment. . . . .        40        201
     Major appliances . . . . . . . . . . . . .       106        152
     Building improvements. . . . . . . . . . .        79         41
     Clubhouse, pool and other amenities. . . .        96        362
     Other. . . . . . . . . . . . . . . . . . .        71        150
                                                 --------   --------
                                                 $  2,164      3,369
                                                 ========   ========

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

     The following summarizes capital expenditures incurred in connection with upgrading or improving newly-acquired communities for the six months ended June 30, 2002 and 2001:
                                                  Six Months Ended
                                                      June 30,
                                                --------------------
                                                   2002       2001
                                                 --------   --------
     Land improvements, landscaping and
       irrigation . . . . . . . . . . . . . . .  $     91         35
     Clubhouse, pool and other amenities. . . .       100         37
     HVAC and maintenance equipment . . . . . .        47         17
     Other. . . . . . . . . . . . . . . . . . .        77        120
                                                 --------   --------
                                                 $    315        209
                                                 ========   ========


     The following, which excludes discontinued operations, is a summary of expenditures which have been expensed, incurred in connection with building repairs and maintenance (including contract services), and landscaping and ground maintenance for the six months ended June 30, 2002 and 2001:

                                                  Six Months Ended
                                                      June 30,
                                                --------------------
                                                   2002       2001
                                                 --------   --------
     BUILDING REPAIRS AND MAINTENANCE
       Painting (exterior and interior) . . . .  $    585        867
       Carpet and vinyl . . . . . . . . . . . .       280        382
       Wallpaper and mini-blinds. . . . . . . .        69         68
       Carpentry, glass and hardware. . . . . .       164        180
       Heating and air conditioning . . . . . .        57         73
       Plumbing . . . . . . . . . . . . . . . .       122        150
       Appliances . . . . . . . . . . . . . . .        58         71
       Electrical . . . . . . . . . . . . . . .        67         76
       Parking lots / resurfacing . . . . . . .        29         40
       Swimming pools and amenity areas . . . .       176        130
       Other repairs and maintenance. . . . . .       225        161

                                                  Six Months Ended
                                                      June 30,
                                                --------------------
                                                   2002       2001
                                                 --------   --------

     CONTRACT SERVICES
       Property monitoring services . . . . . .       120        124
       Rubbish collection services. . . . . . .        71        160
       Cleaning services. . . . . . . . . . . .       156        193
       Pest control services. . . . . . . . . .        79         87
       Other services . . . . . . . . . . . . .        41         51
                                                 --------   --------
                                                 $  2,299      2,813
                                                 ========   ========

     LANDSCAPING AND GROUNDS MAINTENANCE
       Lawn maintenance . . . . . . . . . . . .  $    897      1,023
       All other. . . . . . . . . . . . . . . .       230        104
                                                 --------   --------
                                                 $  1,127      1,127
                                                 ========   ========


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

     At June 30, 2002, the Company was continuing the rehab of the second phase of AMLI at Valley Ranch. Starting in 1999 and through June 30, 2002, the Company has spent $2,761 on the rehab of this property and expects to spend an additional $400 to complete the rehab.

     The following table summarizes capital expenditures incurred in connection with the rehab of phase II of AMLI at Valley Ranch.

                                                  Six Months Ended
                                                      June 30,
                                                --------------------
                                                   2002       2001
                                                 --------   --------

     Buildings - interior . . . . . . . . . . .  $    322        164
     Amenities. . . . . . . . . . . . . . . . .      --           37
     General contractor's fee . . . . . . . . .         8          7
     Overhead and general conditions. . . . . .        69         64
     Other. . . . . . . . . . . . . . . . . . .        67         27
                                                 --------   --------
                                                 $    466        299
                                                 ========   ========

INFLATION

     Inflation has been low. Virtually all apartment leases at the wholly-owned communities and co-investment communities are for six or twelve months' duration. This enables the Company to pass along inflationary increases in its operating expenses on a timely basis. Because the Company's property operating expenses (exclusive of depreciation and amortization) are approximately 40.9% of rental and other revenues, increased inflation typically results in comparable increases in income before interest and general and administrative expenses, so long as rental market conditions allow increases in rental rates while maintaining stable occupancy.

     An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At June 30, 2002, the Company's exposure (including the Company's proportionate share of its co-investment partnerships' expense) to rising interest rates is mitigated by the existing debt level of approximately 40.2% of the Company's total market capitalization (49.2% including the Company's share of co-investment partnerships' debt), the high percentage of intermediate-term fixed-rate debt (69.3% of total debt), and the use of interest rate swaps to effectively fix the interest rate on $30,000 of floating-rate debt through February 2003, $15,000 through September 2004 and $10,000 through October 2004 (12.2% of total debt). As a result, for the foreseeable future, increases in interest expense resulting from increasing inflation are anticipated to be less than future increases in income before interest and general and administrative expenses.


DISCONTINUED OPERATIONS

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Adoption of SFAS 144 is required for fiscal years beginning after December 15, 2001, and interim periods within those years. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed of," ("SFAS 121") and related literature and establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company has restated its Consolidated Statements of Operations for the three and six months ended June 30, 2001 and Consolidated Statement of Cash Flows for the six months ended June 30, 2001 as a result of implementing SFAS 144 to reflect discontinued operations of the property held for sale as of June 30, 2002. This restatement has no impact on the Company's net income or net income per common share.

     Properties held for sale by co-investment partnerships accounted for using the equity method of accounting are not "discontinued operations" under the provision of SFAS 144.

     As of June 30, 2002, the Company had one rental property held for sale included in discontinued operations. No interest expense has been allocated to discontinued operations. Condensed financial information of the results of operations for the rental property held for sale is as follows:

                                  Three Months        Six Months
                                     Ended              Ended
                                    June 30,           June 30,
                              ------------------ ------------------
                                 2002      2001      2002     2001
                               -------   -------   -------  -------

Rental income . . . . . . . .  $ 1,182     1,226     2,375    2,450
Other income. . . . . . . . .       75        75       152      138
                               -------   -------   -------  -------
    Total property revenues .    1,257     1,301     2,527    2,588

                                  Three Months        Six Months
                                     Ended              Ended
                                    June 30,           June 30,
                              ------------------ ------------------
                                 2002      2001      2002     2001
                               -------   -------   -------  -------

Property operating expenses .      509       487     1,027      962
                               -------   -------   -------  -------

    Net operating income. . .      748       814     1,500    1,626

Depreciation expense. . . . .      124       227       307      419
                               -------   -------   -------  -------
    Income from discontinued
      operations before
      minority interest . . .      624       587     1,193    1,207

Minority interest . . . . . .      105        99       202      201
                               -------   -------   -------  -------
    Income from discontinued
      operations. . . . . . .  $   519       488       991    1,006
                               =======   =======   =======  =======

OTHER MATTERS

     Derivative instruments reported on the Consolidated Balance Sheets as liabilities totaled $2,988 and $3,724 as of June 30, 2002 and December 31, 2001, respectively, a $736 decrease. The derivative instruments reported on the Consolidated Balance Sheets as "Accumulated Other Comprehensive Income (Loss)", which are gains and losses not affecting retained earnings in the Consolidated Statement of Shareholders' Equity totaled $3,854 and $4,294 as of June 30, 2002 and December 31, 2001, respectively, a $440 decrease. The adjustments to the shareholders' equity include $1,331 and $1,413 of the Company's share of Other Comprehensive Loss of a co-investment partnership as of June 30, 2002 and December 31, 2001, respectively.

     The Service Companies recorded an after-tax charge against earnings of $141 and $61 for the six months ended June 30, 2002 and 2001, respectively, pursuant to FIN 44 "Accounting for Certain Transactions Involving Stock Compensation."

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Accounting for Goodwill and Other Intangible Assets" ("SFAS 142"), which requires, among other things, that effective January 1, 2002 goodwill resulting from a business combination accounted for as a purchase no longer be amortized, but be subjected to ongoing impairment review. The only goodwill included in the accounts of the Company and its unconsolidated subsidiaries is $3,300 recorded on the books of an unconsolidated subsidiary. This amount was being amortized using the straight-line method over the five year period, and at December 31, 2001, the remaining unamortized goodwill was $668. As a result of implementing SFAS 142, whereby no amortization will be recorded in 2002, the Company's share of income, net of tax effect, from the unconsolidated subsidiary is increased by approximately $207 for the six months ended June 30, 2002.
The Company has tested the unamortized goodwill remaining on the Service Company's books and no impairment existed as of June 30, 2002. Pro-forma share of income, net of tax, from this unconsolidated subsidiary will be increased by approximately $400 for the year ended December 31, 2002.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During the first half of 2002 the Company was limited in its ability to raise rents and increase occupancies at many of its wholly-owned properties because of relative weak demand in most of its markets. The Company continues to be exposed to decreasing levels of rental income as a result of decreased occupancy rates and increased levels of rent concessions, particularly in its Atlanta, Austin and Denver markets. Factors contributing to these decreases include slow to negative new job creation, the overall condition of local economies, pockets of overbuilding and loss of residents to homes made more affordable by the current low interest rate environment.

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

     The Company has discovered that some of its properties (primarily some of those located in Texas) have problems with mold caused by excessive moisture which accumulates in buildings or on building materials. Some molds are known to produce potent toxins or irritants. Concern about indoor exposure to mold has been increasing as exposure to mold can cause a variety of health effects and symptoms in certain individuals, including severe allergic or other reactions. As a result, the presence of mold at the Company's properties could require undertaking a costly remediation program to contain or remove the mold from the affected properties. Such a remediation program could necessitate the temporary relocation of some or all of the properties' tenants or the complete rehabilitation of the properties. The Company carries insurance to protect against this specific risk.

     There have been no other significant changes in the Company's exposure to market risks.

                                                  OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Company's Wholly-
Owned Communities and Co-Investment Communities:

                                                             2002                      2001
Location/Community           Company's   Number   ----------------------------------------------------
------------------          Percentage     of        at    at     at     at    at     at    at     at
Wholly-owned Communities     Ownership    Units    12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
------------------------    ----------   -------   ----- -----  -----  ----- -----  ----------- ------

Dallas/Ft. Worth, TX
 AMLI:
   at AutumnChase . . . . . .              N/A                    N/A    N/A   N/A    N/A   N/A    92%
   at Bent Tree . . . . . . .              500                    93%    94%   89%    93%   92%    92%
   at Bishop's Gate . . . . .              266                    93%    95%   92%    90%   93%    90%
   at Chase Oaks. . . . . . .              250                    87%    97%   90%    95%   93%    96%
   at Gleneagles. . . . . . .              590                    90%    92%   91%    92%   94%    95%
   on the Green . . . . . . .              424                    90%    90%   91%    93%   94%    91%
   at Nantucket . . . . . . .              312                    93%    94%   96%    94%   94%    92%
   of North Dallas. . . . . .            1,032                    91%    92%   94%    92%   93%    95%
   on Rosemeade . . . . . . .              N/A                    N/A    N/A   N/A    N/A   93%    94%
   at Stonebridge Ranch . . .              250                    88%    90%   90%    90%   82%    N/A
   at Shadow Ridge. . . . . .              222                    87%    89%   78%    85%   N/A    N/A
   at Valley Ranch. . . . . .              460                    84%    89%   89%    90%   93%    95%
   Upper West Side. . . . . .              194                    94%    N/A   N/A    N/A   N/A    N/A
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         4,500                    90%    92%   91%    92%   93%    94%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----

Austin, TX
 AMLI:
   in Great Hills . . . . . .              344                    91%    89%   94%    92%   90%    91%
   at Lantana Ridge . . . . .              354                    93%    90%   88%    94%   89%    90%
   at StoneHollow . . . . . .              606                    94%    93%   94%    94%   94%    89%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,304                    93%    91%   92%    93%   92%    90%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----

Houston, TX
AMLI:
 at the Medical Center. . . .              334                    97%    94%   93%    94%   N/A    N/A
 at Western Ridge . . . . . .              318                    94%    94%   95%    98%   95%    91%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                           652                    95%    94%   94%    96%   95%    91%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----





                                                             2002                      2001
                             Company's   Number   ----------------------------------------------------
                            Percentage     of        at    at     at     at    at     at    at     at
Location/Community           Ownership    Units    12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
------------------          ----------   -------   ----- -----  -----  ----- -----  ----------- ------
Atlanta, GA
 AMLI:
  at Clairmont. . . . . . . .              288                    89%    94%   94%    92%   95%    97%
  at Killian Creek. . . . . .              256                    93%    95%   87%    92%   93%    97%
  at Park Creek . . . . . . .              200                    95%    83%   85%    83%   91%    93%
  at Towne Creek. . . . . . .              150                    90%    93%   89%    93%   90%    89%
  on Spring Creek . . . . . .            1,180                    87%    90%   90%    90%   94%    92%
  at Vinings. . . . . . . . .              360                    93%    93%   91%    90%   93%    95%
  at West Paces . . . . . . .              337                    88%    91%   94%    94%   93%    93%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         2,771                    89%    91%   90%    91%   93%    93%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----

Kansas City, KS
 AMLI:
   at Alvamar . . . . . . . .              N/A                    N/A    N/A   N/A    N/A   93%    86%
   at Centennial Park . . . .              170                    92%    89%   92%    96%   88%    86%
   at Lexington Farms . . . .              404                    93%    92%   92%    92%   93%    91%
   at Regents Center. . . . .              424                    94%    89%   88%    94%   93%    89%
   at Town Center . . . . . .              156                    92%    94%   90%    96%   90%    87%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,154                    93%    91%   90%    94%   92%    89%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
Indianapolis, IN
 AMLI:
   at Conner Farms. . . . . .              300                    92%    90%   89%    92%   93%    89%
   at Eagle Creek . . . . . .              240                    93%    93%   88%    90%   93%    93%
   at Riverbend . . . . . . .              996                    94%    94%   90%    94%   90%    83%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,536                    93%    93%   90%    92%   91%    86%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
Chicago, IL
 AMLI:
   at Poplar Creek. . . . . .              196                    95%    94%   94%    95%   94%    96%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----

DENVER, CO
 AMLI:
   at Gateway Park. . . . . .              328                    90%    89%   85%    91%   93%    85%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
Total wholly-owned
  communities . . . . . . . .           12,441                  91.2%  91.8% 90.7%  92.1% 92.4%  91.3%
                                        ======     ===== =====  =====  ===== =====  ===== =====  =====




                                                             2002                      2001
                             Company's   Number   ----------------------------------------------------
                            Percentage     of        at    at     at     at    at     at    at     at
Location/Community           Ownership    Units    12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
------------------          ----------   -------   ----- -----  -----  ----- -----  ----------- ------

Co-investment Communities:
--------------------------

Dallas, TX
 AMLI:
   at Deerfield . . . . . . .   25%        240                    89%    93%   93%    92%   95%    86%
   at Fossil Creek. . . . . .   25%        384                    92%    91%   87%    95%   95%    94%
   at Oak Bend. . . . . . . .   40%        426                    91%    92%   91%    96%   94%    93%
   on the Parkway . . . . . .   25%        240                    88%    92%   91%    94%   92%    91%
   at Prestonwood Hills . . .   45%        272                    92%    93%   89%    95%   97%    96%
   on Timberglen. . . . . . .   40%        260                    92%    94%   95%    94%   94%    94%
   at Verandah. . . . . . . .   35%        538                    93%    92%   93%    96%   94%    90%
   on Frankford . . . . . . .   45%        582                    96%    94%   92%    93%   93%    94%
   at Breckinridge Point. . .   45%        440                    94%    90%   87%    89%   93%    93%
   at Bryan Place . . . . . .   48%        420                    90%    N/A   N/A    N/A   N/A    N/A
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                         3,802                    92%    92%   91%    94%   94%    93%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Austin, TX
 AMLI:
   at Wells Branch. . . . . .   25%        576                    92%    92%   88%    93%   87%    81%
   at Scofield Ridge. . . . .   45%        487                    89%    88%   86%    90%   87%    80%
   at Monterey Oaks . . . . .   25%        430                    92%    92%   92%    94%   88%    94%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,493                    91%    91%   88%    92%   87%    88%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Houston, TX
 AMLI:
   at Champions Centre. . . .   N/A        N/A                    N/A    98%   94%    93%   89%    95%
   at Champions Park. . . . .   N/A        N/A                    N/A    91%   94%    92%   94%    90%
   at Greenwood Forest. . . .   15%        316                    92%    92%   91%    93%   93%    87%
   Midtown. . . . . . . . . .   45%        419                    93%    91%   90%    97%   96%    96%
   Towne Square . . . . . . .   45%        380                    95%    90%   91%    96%   90%    95%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,115                    94%    92%   92%    94%   93%    93%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----




                                                             2002                      2001
                             Company's   Number   ----------------------------------------------------
                            Percentage     of        at    at     at     at    at     at    at     at
Location/Community           Ownership    Units    12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
------------------          ----------   -------   ----- -----  -----  ----- -----  ----------- ------

Atlanta, GA
 AMLI:
   at Barrett Lakes . . . . .   35%        446                    93%    91%   85%    94%   92%    94%
   at Northwinds. . . . . . .   35%        800                    92%    93%   93%    92%   95%    93%
   at River Park. . . . . . .   40%        222                    90%    95%   94%    89%   91%    96%
   at Willeo Creek. . . . . .   30%        242                    91%    88%   91%    84%   91%    98%
   at Windward Park . . . . .   45%        328                    91%    91%   87%    90%   91%    88%
   at Peachtree City. . . . .   20%        312                    86%    86%   92%    92%   94%    89%
   at Lost Mountain . . . . .   75%        164                    91%    95%   83%    93%   95%    95%
   at Park Bridge . . . . . .   25%        352                    94%    92%   92%    93%   96%    95%
                                                                       lease lease  lease lease  lease
   at Mill Creek. . . . . . .   25%        400                    94%    up    up     up    up     up
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         3,266                    92%    91%   90%    91%   94%    93%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----

Kansas City, KS
 AMLI:
   at Regents Crest . . . . .   25%        476                    95%    90%   86%    89%   92%    90%
   Creekside. . . . . . . . .   25%        224                    96%    94%   91%    93%   88%    91%
   at Wynnewood Farms . . . .   25%        232                    91%    91%   88%    93%   92%    91%
                                                                                    lease lease  lease
   at Summit Ridge. . . . . .   25%        432                    94%    90%   91%    up    up     up
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,364                    94%    91%   89%    91%   91%    91%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Indianapolis, IN
 AMLI:
   on Spring Mill . . . . . .  20%
                           residual        400                    87%    84%   80%    81%   78%    80%
   at Lake Clearwater . . . .  25%         216                    91%    92%   84%    93%   94%    94%
   at Castle Creek. . . . . .  40%         276                    95%    89%   91%    88%   91%    95%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                           892                    90%    87%   84%    86%   86%    88%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----





                                                             2002                      2001
                             Company's   Number   ----------------------------------------------------
                            Percentage     of        at    at     at     at    at     at    at     at
Location/Community           Ownership    Units    12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
------------------          ----------   -------   ----- -----  -----  ----- -----  ----------- ------

Chicago, IL
 AMLI:
   at Chevy Chase . . . . . .   33%        592                    94%    93%   85%    91%   95%    95%
   at Danada Farms. . . . . .   10%        600                    93%    93%   86%    87%   94%    96%
   at Fox Valley. . . . . . .   25%        272                    93%    85%   83%    92%   93%    94%
   at Willowbrook . . . . . .   N/A        N/A                    N/A    N/A   N/A    N/A   93%    93%
   at Windbrooke. . . . . . .   15%        236                    95%    98%   86%    95%   97%    96%
   at Oakhurst North. . . . .   25%        464                    93%    86%   80%    86%   90%    93%
   at St. Charles . . . . . .   25%        400                    89%    88%   87%    84%   91%    89%
   at Osprey Lake . . . . . .   69%        483                    90%    93%   96%    93%   92%    87%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                         3,047                    92%    91%   86%    89%   93%    93%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Denver, CO
 AMLI:
   at Lowry Estates . . . . .   50%        414                    88%    87%   91%    91%   88%    87%
   at Park Meadows. . . . . .   25%        518                    81%    N/A   N/A    N/A   N/A    N/A
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                           932                    84%    87%   91%    91%   88%    87%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Total co-investment
  communities . . . . . . . .           15,911                  91.7%  90.9% 89.0%  91.5% 92.0%  91.7%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Total . . . . . . . . . . . .           28,352                  91.5%  91.3% 89.8%  91.8% 92.2%  91.5%
                                       =======     ===== =====  =====  ===== =====  ===== =====  =====




PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of AMLI Residential Properties Trust was held on April 29, 2002 for the following purposes:

     1. To elect three Trustees to serve until the third subsequent annual meeting of shareholders and until their successors are elected and qualify;

     2. To approve an amendment to the AMLI Residential Properties Option Plan to increase the maximum number of securities that may be subject to options under this plan from 2,850,000 to 3,450,000, and to eliminate the plan provision permitting re-pricing of options.

     3. To approve the AMLI Residential Properties Senior Officer Share Acquisition Plan and the 260,000 maximum number of shares which may be issued under this plan.

     4. To approve the AMLI Residential Properties Trustee Share Compensation Plan and the 30,000 maximum number of shares which may be issued under this plan.

     5. To ratify the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending December 31, 2002.

Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

     All of the management's nominees for trustees as listed in the proxy statement were elected with the following vote:

                                 Shares       Shares        Shares
                                 Voted        Voted          Not
                                 "For"       "Against"      Voted
                               ----------    ----------   ----------

     Gregory T. Mutz           10,890,303     2,729,624       --
     Laura D. Gates            13,519,867       100,060       --
     Marc S. Heilweil          13,523,108        96,819       --


     The amendment to the Option Plan was approved by the following vote:

                    Shares       Shares                     Shares
                    Voted         Voted        Shares        Not
                    "For"       "Against"    "Withheld"     Voted
                  ----------    ---------    ----------   ----------

                  12,402,798    1,105,331       111,798       --


     The Senior Officer Share Acquisition Plan was approved by the following vote:

                    Shares       Shares                     Shares
                    Voted         Voted        Shares        Not
                    "For"       "Against"    "Withheld"     Voted
                  ----------    ---------    ----------   ----------

                  12,574,685      930,781       114,461       --

     The Trustee Share Compensation Plan was approved by the following vote:

                    Shares       Shares                     Shares
                    Voted         Voted        Shares        Not
                    "For"       "Against"    "Withheld"     Voted
                  ----------    ---------    ----------   ----------

                  12,892,084      610,717       117,127       --


     The ratification of the appointment of KPMG LLP as independent auditor was approved by the following vote:

                    Shares       Shares                     Shares
                    Voted         Voted        Shares        Not
                    "For"       "Against"    "Withheld"     Voted
                  ----------    ---------    ----------   ----------

                  13,356,558      203,991        59,378       --





ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed during the quarter ended
June 30, 2002.  The Exhibits filed as part of this report are listed below.


EXHIBIT NO.      DOCUMENT DESCRIPTION
-----------      --------------------

  10.11          Fourth Amendment to AMLI Residential Properties Option
                 Plan.

  10.12          AMLI Residential Properties 2002 Senior Officer Share
                 Acquisition Plan.

  10.12(a)       AMLI Residential Properties 2002 Trustee Share
                 Compensation Plan.

  15.1 Letter from Independent Auditor related to the review of interim financial information.

  99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2 Financial and Operating Data furnished to Shareholders and Analysts.

                              SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            AMLI RESIDENTIAL PROPERTIES TRUST




Date:  August 12, 2002      By:   /s/ CHARLES C. KRAFT
                                  -----------------------------------
                                  Charles C. Kraft
                                  Principal Accounting Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Date:  August 12, 2002      By:   /s/ ALLAN J. SWEET
                                  -----------------------------------
                                  Allan J. Sweet
                                  President and Trustee




Date:  August 12, 2002      By:   /s/ PHILIP N. TAGUE
                                  -----------------------------------
                                  Philip N. Tague
                                  Executive Vice President
                                  and Trustee




Date:  August 12, 2002      By:   /s/ ROBERT J. CHAPMAN
                                  -----------------------------------
                                  Robert J. Chapman
                                  Principal Financial Officer




Date:  August 12, 2002      By:   /s/ CHARLES C. KRAFT
                                  -----------------------------------
                                  Charles C. Kraft
                                  Principal Accounting Officer