Form 10-Q
period 2002-09-30
AMLI RESIDENTIAL PROPERTIES TRUST
filed 2002-11-13
CIK 914724

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549


                                  FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



              For the Quarterly Period Ended September 30, 2002



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

The number of the Registrant's Common Shares of Beneficial Interest outstanding was 17,183,478 as of October 29, 2002.

                                    INDEX



PART I  FINANCIAL INFORMATION


Item 1.     Financial Statements

            Independent Accountants' Review Report. . . . . . .       3

            Consolidated Balance Sheets as of
              September 30, 2002 (Unaudited) and
              December 31, 2001 (Audited) . . . . . . . . . . .       4

            Consolidated Statements of Operations
              for the three and nine months ended
              September 30, 2002 and 2001 (Unaudited) . . . . .       6

            Consolidated Statement of Shareholders'
              Equity for the nine months ended
              September 30, 2002 (Unaudited). . . . . . . . . .       9

            Consolidated Statements of Cash Flows
              for the nine months ended
              September 30, 2002 and 2001 (Unaudited) . . . . .      11

            Notes to Consolidated Financial Statements
              (Unaudited) . . . . . . . . . . . . . . . . . . .      13


Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations . .      41


Item 3.     Quantitative and Qualitative Disclosures
              About Market Risk . . . . . . . . . . . . . . . .      65


Item 4.     Controls and Procedures . . . . . . . . . . . . . .      65




PART II  OTHER INFORMATION

Item 5.     Exhibits and Reports on Form 8-K. . . . . . . . . .      71



SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . .      72



CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . . . .      73

                   INDEPENDENT ACCOUNTANTS' REVIEW REPORT
                   --------------------------------------



Shareholders and Board of Trustees
AMLI Residential Properties Trust:


We have reviewed the accompanying consolidated balance sheet of AMLI Residential Properties Trust (the "Company") as of September 30, 2002, and the related consolidated statements of operations for the three and nine months ended September 30, 2002 and 2001, the related consolidated statement of shareholders' equity for the nine month period ended September 30, 2002, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management.

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






                                        KPMG LLP

Chicago, Illinois
October 31, 2002

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      AMLI RESIDENTIAL PROPERTIES TRUST

                         CONSOLIDATED BALANCE SHEETS

                  SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                  (Dollars in thousands, except share data)



                                          SEPTEMBER 30,     DECEMBER 31,
                                             2002              2001
                                           (UNAUDITED)       (AUDITED)
                                          -------------     ------------

ASSETS:
Rental communities:
  Land. . . . . . . . . . . . . . . . .        $ 98,641           99,784
  Depreciable property. . . . . . . . .         636,350          644,627
                                               --------       ----------
                                                734,991          744,411
  Less accumulated depreciation . . . .        (116,039)        (107,139)
                                               --------       ----------
                                                618,952          637,272

Land held for development or sale,
  net of provision for loss of
  $1,389 and $2,086, respectively . . .          24,036           47,611

Rental communities under
  development . . . . . . . . . . . . .          34,532           10,392

Investments in partnerships . . . . . .         192,734          184,270

Cash and cash equivalents . . . . . . .           3,639            5,892
Deferred financing costs, net . . . . .           3,568            3,836
Investment in and notes and advances
  to the Service Companies. . . . . . .          26,719           15,161
Other assets. . . . . . . . . . . . . .          15,669           14,568
                                               --------         --------
          Total assets                         $919,849          919,002
                                               ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Debt (note 5) . . . . . . . . . . . . .        $403,193          399,309
Distributions in excess of
  investments in and earnings from
  partnerships. . . . . . . . . . . . .           4,685            --
Accrued interest payable. . . . . . . .           1,842            1,838
Accrued real estate taxes payable . . .          12,028           12,270
Construction costs payable. . . . . . .           3,945            4,079
Security deposits and prepaid rents . .           2,663            2,656
Other liabilities . . . . . . . . . . .           7,986            7,100
                                               --------         --------
          Total liabilities . . . . . .         436,342          427,252
                                               --------         --------

                      AMLI RESIDENTIAL PROPERTIES TRUST

                  SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                  (Dollars in thousands, except share data)



                                          SEPTEMBER 30,     DECEMBER 31,
                                             2002              2001
                                           (UNAUDITED)       (AUDITED)
                                          -------------     ------------

Commitments and contingencies (note 7)

Mandatorily redeemable convertible
  preferred shares with an aggregate
  liquidation preference of $96,949
  and $96,793, respectively . . . . . .          93,247           93,287

Minority interest . . . . . . . . . . .          67,428           68,186


SHAREHOLDERS' EQUITY:
Series A Cumulative Convertible
  Preferred shares of beneficial
  interest, $0.01 par value,
  1,500,000 authorized, 1,200,000
  issued and 100,000 and 350,000
  outstanding, respectively (aggregate
  liquidation preference of $2,022
  and $7,075, respectively) . . . . . .               1                4

Shares of beneficial interest,
  $0.01 par value, 145,375,000
  authorized, 17,557,178 and
  17,840,368 common shares issued
  and outstanding, respectively . . . .             176              178

Additional paid-in capital. . . . . . .         344,350          355,728

Employees' and Trustees' notes. . . . .          (7,042)         (10,857)

Accumulated other comprehensive
  loss. . . . . . . . . . . . . . . . .          (4,009)          (4,294)

Dividends paid in excess of
  earnings. . . . . . . . . . . . . . .         (10,644)         (10,482)
                                               --------         --------

        Total shareholders'
          equity. . . . . . . . . . . .         322,832          330,277
                                               --------         --------

        Total liabilities and
          shareholders' equity. . . . .        $919,849          919,002
                                               ========         ========









        See accompanying notes to consolidated financial statements.

                                         AMLI RESIDENTIAL PROPERTIES TRUST

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                              THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                    (UNAUDITED)
                                     (Dollars in thousands, except share data)

                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                                          ----------------------        ----------------------
                                                            2002          2001           2002           2001
                                                          --------      --------       --------       --------
Revenues:
  Community:
    Rental. . . . . . . . . . . . . . . . . . . . .       $ 25,562        26,049         77,174         77,428
    Other . . . . . . . . . . . . . . . . . . . . .          1,818         1,775          5,118          4,967
  Interest and share of loss
    from the Service Companies. . . . . . . . . . .             80          (169)          (174)          (281)
  Other interest and Other. . . . . . . . . . . . .            242           349            579          1,299
  Income from partnerships. . . . . . . . . . . . .          1,569         2,173          5,853          6,907
  Co-investment fee income. . . . . . . . . . . . .          1,094         2,826          3,051          3,872
                                                          --------      --------       --------       --------
        Total revenues. . . . . . . . . . . . . . .         30,365        33,003         91,601         94,192
                                                          --------      --------       --------       --------

Expenses:
  Personnel . . . . . . . . . . . . . . . . . . . .          2,696         2,783          8,090          8,230
  Advertising and promotion . . . . . . . . . . . .            775           794          1,958          2,085
  Utilities . . . . . . . . . . . . . . . . . . . .            898         1,016          2,259          2,596
  Building repairs and maintenance
    and services. . . . . . . . . . . . . . . . . .          1,853         1,747          4,152          4,560
  Landscaping and grounds maintenance . . . . . . .            608           642          1,735          1,769
  Real estate taxes . . . . . . . . . . . . . . . .          3,590         3,297         10,766          9,901
  Insurance . . . . . . . . . . . . . . . . . . . .            496           272          1,453            843
  Property management fees. . . . . . . . . . . . .            822           827          2,469          2,191
  Other operating expenses. . . . . . . . . . . . .            290           250            844            829
  Interest. . . . . . . . . . . . . . . . . . . . .          6,065         6,824         17,949         19,603
  Amortization of deferred costs. . . . . . . . . .            170           154            474            599
  Depreciation  . . . . . . . . . . . . . . . . . .          5,307         4,960         15,733         15,181
  General and administrative. . . . . . . . . . . .          1,138         1,221          3,891          3,890
                                                          --------      --------       --------       --------
        Total expenses. . . . . . . . . . . . . . .         24,708        24,787         71,773         72,277
                                                          --------      --------       --------       --------





                                         AMLI RESIDENTIAL PROPERTIES TRUST

                                 CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED

                              THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                    (UNAUDITED)
                                     (Dollars in thousands, except share data)


                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                                          ----------------------        ----------------------
                                                            2002          2001           2002           2001
                                                          --------      --------       --------       --------

Income from continuing operations before
  share of gains on sales of rental communities . .          5,657         8,216         19,828         21,915
Gains on sales of rental communities:
  Wholly-owned. . . . . . . . . . . . . . . . . . .          --            4,444          --            13,693
  Partnership . . . . . . . . . . . . . . . . . . .            678         9,603          1,283          9,603
                                                          --------      --------       --------       --------

Income from continuing operations before
  minority interest . . . . . . . . . . . . . . . .          6,335        22,263         21,111         45,211
Minority interest . . . . . . . . . . . . . . . . .            739         3,498          2,555          6,822
                                                          --------      --------       --------       --------
Income from continuing operations . . . . . . . . .          5,596        18,765         18,556         38,389
                                                          --------      --------       --------       --------
Income from discontinued operations,
  net of minority interest. . . . . . . . . . . . .            229           479          1,220          1,485
Gain on disposition of discontinued
  operations, net of minority interest. . . . . . .         11,827         --            11,827          --
                                                          --------      --------       --------       --------
Income from discontinued operations . . . . . . . .         12,056           479         13,047          1,485
                                                          --------      --------       --------       --------

Net income. . . . . . . . . . . . . . . . . . . . .         17,652        19,244         31,603         39,874

Net income attributable to preferred shares . . . .          1,980         1,633          6,008          4,899
                                                          --------      --------       --------       --------

Net income attributable to common shares. . . . . .       $ 15,672        17,611         25,595         34,975
                                                          ========      ========       ========       ========






                                         AMLI RESIDENTIAL PROPERTIES TRUST

                                 CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED

                              THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                    (UNAUDITED)
                                     (Dollars in thousands, except share data)



                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                                          ----------------------        ----------------------
                                                            2002          2001           2002           2001
                                                          --------      --------       --------       --------

Income per common share - basic:
  From continuing operations. . . . . . . . . . . .       $   0.20          0.96           0.70           1.88
                                                          ========      ========       ========       ========
  From discontinued operations. . . . . . . . . . .       $   0.68          0.03           0.72           0.09
                                                          ========      ========       ========       ========
  Net income. . . . . . . . . . . . . . . . . . . .       $   0.88          0.99           1.42           1.97
                                                          ========      ========       ========       ========


Income per common share - diluted:
  From continuing operations. . . . . . . . . . . .       $   0.20          0.87           0.69           1.79
                                                          ========      ========       ========       ========
  From discontinued operations. . . . . . . . . . .       $   0.67          0.02           0.71           0.07
                                                          ========      ========       ========       ========
  Net income. . . . . . . . . . . . . . . . . . . .       $   0.87          0.89           1.40           1.86
                                                          ========      ========       ========       ========

Dividends declared and paid per common share. . . .       $   0.48          0.47           1.44           1.41
                                                          ========      ========       ========       ========












                           See accompanying notes to consolidated financial statements.

                                            AMLI RESIDENTIAL PROPERTIES TRUST

                                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                          NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                       (UNAUDITED)
                                                 (Dollars in thousands)


                                     SHARES OF
                                BENEFICIAL INTEREST                    EMPLOYEES'  ACCUMULATED   DIVIDENDS
                           ------------------------------  ADDITIONAL     AND        OTHER        PAID IN
                           PREFERRED    COMMON              PAID-IN     TRUSTEES'  COMPREHEN-    EXCESS OF
                            SHARES      SHARES     AMOUNT   CAPITAL      NOTES     SIVE LOSS     EARNINGS     TOTAL
                           ---------  ----------   ------  ---------   ----------  ----------   -----------  -------

Balance at
  December 31, 2001 . . .    350,000  17,840,368     $182    355,728     (10,857)      (4,294)     (10,482)  330,277

Comprehensive income:
  Net income. . . . . . .      --          --         --       --          --           --          31,603    31,603
  Preferred share
    dividends paid. . . .      --          --         --       --          --           --          (5,922)   (5,922)
  Net change related
    to derivative
    contracts . . . . . .      --          --         --       --          --             285        --          285
                                                                                                             -------
Comprehensive income
  attributable to
  common shares . . . . .      --          --         --       --          --           --           --       25,966
                                                                                                             -------
Common share
  distributions . . . . .      --          --         --       --          --           --         (25,843)  (25,843)





                                            AMLI RESIDENTIAL PROPERTIES TRUST

                               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY - CONTINUED

                                          NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                       (UNAUDITED)
                                                 (Dollars in thousands)



                                     SHARES OF
                                BENEFICIAL INTEREST                    EMPLOYEES'  ACCUMULATED   DIVIDENDS
                           ------------------------------  ADDITIONAL     AND        OTHER        PAID IN
                           PREFERRED    COMMON              PAID-IN     TRUSTEES'  COMPREHEN-    EXCESS OF
                            SHARES      SHARES     AMOUNT   CAPITAL      NOTES     SIVE LOSS     EARNINGS     TOTAL
                           ---------  ----------   ------  ---------   ----------  ----------   -----------  -------
Shares issued in
  connection with:
    Executive Share
      Purchase Plan . . .      --         10,291      --         248       --           --           --          248
    Units converted
      to shares . . . . .      --         12,231      --         224       --           --           --          224
    Options exercised . .      --         10,000      --         204       --           --           --          204
    Employees' and
      Trustees' notes,
      net of repay-
      ments . . . . . . .      --          --         --       --          3,815        --           --        3,815
    Trustees' compen-
      sation. . . . . . .      --          3,388      --          72       --           --           --           72
Shares repurchased. . . .      --       (569,100)      (5)   (12,613)      --           --           --      (12,618)
Preferred shares
  converted to
  common shares . . . . .   (250,000)    250,000      --       --          --           --           --        --
Reallocation of
  minority interest . . .      --          --         --         487       --           --           --          487
                            --------  ----------     ----    -------     -------      -------      -------   -------

Balance at
  September 30, 2002. . .    100,000  17,557,178     $177    344,350      (7,042)      (4,009)     (10,644)  322,832
                            ========  ==========     ====    =======     =======      =======      =======   =======







                              See accompanying notes to consolidated financial statements.

                      AMLI RESIDENTIAL PROPERTIES TRUST

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                 (UNAUDITED)
                           (Dollars in thousands)


                                                     2002        2001
                                                   --------    --------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . . .    $ 31,603      39,874
  Adjustments to reconcile net income to net
   cash provided by operating activities
   of continuing operations:
    Depreciation and amortization . . . . . . .      16,207      15,780
    Cash distributions from partnerships
      in excess of share of income. . . . . . .       7,070      (1,854)
    Loss from the Service Companies . . . . . .       1,090       1,022
    Gain on sale of a rental community. . . . .       --        (13,693)
    Share of partnerships' gains on
      sales of rental communities . . . . . . .      (1,283)     (9,603)
    Minority interest - continuing operations .       2,555       6,822
    Income from discontinued operations . . . .      (1,469)     (1,783)
    Gain on disposition of discontinued
      operations. . . . . . . . . . . . . . . .     (14,247)      --
    Minority interest - discontinued operations       2,668         298
  Changes in assets and liabilities:
    Increase in deferred costs. . . . . . . . .          (2)       (251)
    Decrease (increase) in other assets . . . .       2,757         (22)
    Increase (decrease) in accrued real
      estate taxes. . . . . . . . . . . . . . .         310        (112)
    Increase in accrued interest payable. . . .           4         122
    Increase (decrease) in tenant security
      deposits and prepaid rents. . . . . . . .         105        (303)
    (Decrease) increase in other liabilities. .        (329)        139
                                                   --------     -------
        Net cash provided by
          operating activities of
          continuing operations . . . . . . . .      47,039      36,436

        Net cash provided by
          operating activities of
          discontinued operations . . . . . . .         995       2,165
                                                   --------     -------
        Net cash provided by
          operating activities. . . . . . . . .      48,034      38,601
                                                   --------     -------
Cash flows from investing activities:
  Net cash proceeds from a sale of a
    rental community. . . . . . . . . . . . . .      34,720      59,799
  Share of a partnership's net cash proceeds,
    in excess of return of capital, from
    sales of rental communities . . . . . . . .         459      10,467
  Investments in partnerships, net of
    $45,915 and $5,144 return of capital
    in 2002 and 2001, respectively, and $2,846
    distribution in excess of return of
    capital from refinancing of partnerships'
    debt in 2002 and Operating Partnership
    units issued in 2001. . . . . . . . . . . .      (9,107)      1,451
  Repayments from (advances to) affiliates,
    net . . . . . . . . . . . . . . . . . . . .         101      (6,621)
  (Increase) decrease in earnest money
    deposits. . . . . . . . . . . . . . . . . .        (195)        590

                      AMLI RESIDENTIAL PROPERTIES TRUST

                NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                 (UNAUDITED)
                           (Dollars in thousands)

                                                    2002         2001
                                                  --------     --------
  Acquisition communities, net of Operating
    Partnership units issued and net of
    $14,444 cash in deferred exchange
    escrow in 2001. . . . . . . . . . . . . . .    (14,045)     (76,866)
  Capital expenditures - rehab communities
    and other additions . . . . . . . . . . . .       (892)      (1,110)
  Capital expenditures - other communities. . .     (3,257)      (4,584)
  Communities under development, net of
    co-investors' share of costs. . . . . . . .    (17,029)      (8,661)
  (Decrease) increase in other liabilities. . .       (134)       1,634
                                                  --------      -------
        Net cash used in
          investing activities. . . . . . . . .     (9,379)     (23,901)
                                                  --------      -------

Cash flows from financing activities:
  Debt proceeds, net of financing costs . . . .    255,481      256,893
  Debt repayments . . . . . . . . . . . . . . .   (251,816)    (235,406)
  Proceeds from issuance of Executive
    Share Purchase Plan shares and Option
    Plan shares and collection of Employees'
      and Trustees' notes, net of additional
      Employees' and Trustees' notes. . . . . .      4,340        1,394
  Repurchase of shares of beneficial
    interest - common shares. . . . . . . . . .    (11,839)      (3,737)
  Issuance cost of preferred shares . . . . . .        (40)       --
  Distributions to partners . . . . . . . . . .     (5,269)      (5,147)
  Dividends paid. . . . . . . . . . . . . . . .    (31,765)     (30,029)
                                                  --------      -------
        Net cash used in
          financing activities. . . . . . . . .    (40,908)     (16,032)
                                                  --------      -------

Net change in cash and cash equivalents . . . .     (2,253)      (1,332)
Cash and cash equivalents
  at beginning of period. . . . . . . . . . . .      5,892        5,106
                                                  --------      -------
Cash and cash equivalents
  at end of period. . . . . . . . . . . . . . .   $  3,639        3,774
                                                  ========      =======

Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and other
    interest, net of amounts capitalized. . . .   $ 17,945       19,481
                                                  ========     ========
Supplemental disclosure of non-cash
 investing and financing activities:
  OP units converted to common shares . . . . .   $    224        2,164
  Advances to the Service Companies for
    land parcels sold . . . . . . . . . . . . .     12,675        --
  OP units issued for the acquisition of
    communities . . . . . . . . . . . . . . . .      --           2,764
  OP units issued for the acquisition of
    a property in a partnership . . . . . . . .      --           7,576
                                                  ========     ========

        See accompanying notes to consolidated financial statements.

                      AMLI RESIDENTIAL PROPERTIES TRUST

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2002 AND 2001

                                 (Unaudited)
                  (Dollars in thousands, except share data)


1.    ORGANIZATION AND BASIS OF PRESENTATION

      Organization

      AMLI Residential Properties Trust (the "Company" or "AMLI") commenced operations upon the completion of its initial public offering on February 15, 1994. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the Company's financial position at September 30, 2002 and December 31, 2001 and the results of its operations and cash flows for the periods presented, have been made.

      Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 Annual Report and in Form 10-K filed with the Securities and Exchange Commission. The results for the nine months ended
      September 30, 2002 are not necessarily indicative of expected results for the entire year.

      The consolidated financial statements include the accounts of the Company and AMLI Residential Properties, L. P. (the "Operating Partnership" which holds the operating assets of the Company). The Company is the sole general partner and owned an 86% majority interest in the Operating Partnership at September 30, 2002. The limited partners hold Operating Partnership units ("OP Units") which are convertible into shares of the Company on a one-for-one basis, subject to certain limitations. At September 30, 2002, there were 3,652,165 OP Units held by the limited partners.

      During the third quarter and through October 28, 2002, AMLI repurchased on the open market 924,200 of its Common Shares at prices ranging from $19.52 to $22.97 pursuant to its previously announced Common Share Repurchase Programs. On November 4, 2002 the Board of Trustees increased the number of shares in the current Repurchase Program, so that the Company is authorized to repurchase 987,700 additional Common Shares as of that date. The Company is continuing to repurchase shares in November pursuant to this authorization.

      The Company owns 5% of the voting control and 95% of the economic benefit of unconsolidated subsidiaries which provide property management, construction, and institutional advisory services for the Company and its co-investment partnerships. These Service Company subsidiaries elected taxable REIT subsidiary status for IRS reporting purposes as of January 1, 2001. This election has not affected the ownership structure of the Service Company subsidiaries and, accordingly, the Company's use of the equity method to account for these subsidiaries continues to be applied consistently with prior years. The Company has agreed to acquire from UICI its 95% voting control and approximate 5% economic interest in the Service Companies. The $700 cash consideration is supported by a fairness opinion from a third-party consultant engaged jointly by the Company and UICI. The transaction was approved by the Boards of both companies and is anticipated to close on or about December 31, 2002. Following this transaction, the financial position and results of operations of the Service Companies will be included prospectively in

                      AMLI RESIDENTIAL PROPERTIES TRUST
      the Consolidated Financial Statements of the Company and its Consolidated Subsidiaries.

      At September 30, 2002, AMLI owned or had interests in seventy-nine multi-family apartment communities comprised of 30,203 apartment homes. Seventy-one of these communities totaling 27,446 apartment homes were stabilized as of September 30, 2002 and eight communities containing 2,757 apartment homes were under development or in lease up at that date.

      The Company's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these financial statements in conformity with GAAP. Actual amounts realized or paid could differ from these estimates.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Real Estate Assets

      At September 30, 2002, the Company was continuing the rehab of the second phase of AMLI at Valley Ranch. Starting in 1999 and through September 30, 2002, the Company has spent $2,990 on the rehab of this property, of which $695 has been incurred in 2002, and expects to spend an additional $170 in 2002 to complete the rehab of the second phase.

      Rental Communities Under Development

      At September 30, 2002, the Company had eight communities under development including six in joint ventures with co-investment partners, as follows:

                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                                                                        TOTAL
                                                             NUMBER      NUMBER        TOTAL         ESTIMATED
                                                               OF          OF         EXPENDED       COSTS UPON
COMMUNITY                           LOCATION                 ACRES       UNITS       THRU 9/30/02    COMPLETION
---------                           --------                 ------      ------      ------------    ----------
Wholly-Owned:

Development Communities:
 AMLI:
  Carmel Center                     Carmel, IN                  15         322          $ 22,125        28,400
  Downtown Austin (1)               Austin, TX                   2         220            12,407        50,920
                                                               ---       -----          --------      --------
        Total wholly-owned
          development communities                               17         542            34,532        79,320
                                                               ---       -----          --------      --------

Partnerships
(Company Ownership Percentage):

Development Communities:
 AMLI:
  at Milton Park (25%)              Alpharetta, GA              21         461            29,335        35,000
  at Kedron Village (20%)           Peachtree City, GA          21         216            19,045        20,200
  at Barrett Walk (25%)             Cobb County, GA             26         310            13,584        22,500
  at King's Harbor (25%)            Houston, TX                 15         300            19,578        19,800
  at Cambridge Square (30%)         Overland Park, KS           21         408            32,112        32,200
  at Seven Bridges (20%)            Woodridge, IL               13         520            50,990        82,200
                                                               ---       -----          --------      --------

        Total partnership
          development communities                              117       2,215           164,644       211,900
                                                               ---       -----          --------      --------
        Total wholly-owned
          and partnerships                                     134       2,757          $199,176       291,220
                                                               ===       =====          ========      ========




     (1)   On October 8, 2002, this community was contributed at cost to a newly-formed limited partnership in which AMLI has a 30% general partnership interest.


                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


      Land Held for Development or Sale

      At September 30, 2002, the Company owned several parcels of land, which are being held for future development or sale.

                                                                                               NET
                                                                  NUMBER       NUMBER       CAPITALIZED
                                                                    OF           OF            COSTS
COMMUNITY                                LOCATION                 ACRES        UNITS       THRU 9/30/02
---------                                --------                 ------       ------      ------------
Wholly-Owned:

Land Held for Development or Sale:
 AMLI:
  at Champions II (1)(2)                 Houston, TX                 14          288            $ 1,339
  at Mesa Ridge (1)(2)                   Ft. Worth, TX               27          460              4,182
  at Anderson Mill (1)(2)                Austin, TX                  39          520              4,257
  at Walnut Creek (3)                    Austin, TX                  28          480              6,261
  at Vista Ridge (1)(2)                  City of Lewisville, TX      15          340              3,220
  at Westwood Ridge                      Overland Park, KS           30          428              3,839
  at Lexington Farms II                  Overland Park, KS            7          104                938
                                                                    ---        -----            -------
    Total land held for
      development or sale                                           160        2,620            $24,036
                                                                    ===        =====            =======

     (1)     The Company has expensed interest carry of $837 on these land parcels for the nine months ended September 30, 2002.

     (2)     Amounts are shown net of an allowance for loss totaling $1,389 on these land parcels in Texas.
             An additional provision of $697 had been made in December 2001 to state the value of two parcels of land in Dallas, Texas at the lower costs or market, and as of January 2002 these two parcels were sold to Amrescon, an unconsolidated subsidiary of AMLI, for their $5,076 estimated market value and carrying value.  In the second quarter of 2002, the Company sold additional land parcels located in Noblesville, Indiana for their $7,600 estimated market value and carrying value.
             The sales of land to Amrescon were financed entirely with additional interest bearing advances from the Company.  Amrescon intends to sell this land over the next 2-3 years and use the proceeds from sale to repay the financing provided by the Company.

     (3)     As of October 1, 2002, this land parcel, previously known as Parmer Park, was sold to Amrescon for its $6,261 estimated market and carrying value.  Amrescon intends to break ground on the construction of the Walnut Creek development later in 2002.

                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

      Acquisition

      The table below summarizes the communities acquired by the Company during 2001 and 2002:
                                         Number      Year
                                          of         Com-       Date       Purchase                 Total
Community            Location            Units      pleted     Acquired     Price         Debt      Equity
---------            --------           --------   --------    --------    --------      ------    --------
WHOLLY-OWNED:
AMLI:
 at Gateway Park
  (1) . . . . . . .  Denver, CO              328       2000     1/29/01      33,050       --         33,050
 at Stonebridge
  Ranch (1) . . . .  McKinney, TX            250       2001     6/11/01      17,110       --         17,110
 at the Medical
  Center (1). . . .  Houston, TX             334       2000      8/7/01      27,150       --         27,150
 at Shadow Ridge
  (1) . . . . . . .  Flower Mound, TX        222       2000     8/31/01      18,000       --         18,000
 Upper West
   Side . . . . . .  Ft. Worth, TX           194       2001      5/1/02      13,600       --         13,600
                                          ------                           --------      ------     -------
    Total wholly-owned                     1,328                            108,910       --        108,910
                                          ------                           --------      ------     -------
PARTNERSHIPS
(Company ownership
percentage):
AMLI:
 at Osprey Lake
  (69%) (2) . . . .  Gurnee, IL              483    1997/99      2/1/01      52,000      35,320      16,680
 at Parks Meadows
  (25%) . . . . . .  Littleton, CO           518       2001     4/24/02      56,500       --         56,500
 at Bryan Place
  (48%) . . . . . .  Dallas, TX              420       1999     6/28/02      39,600       --         39,600
                                          ------                           --------     -------     -------
    Total partnerships                     1,421                            148,100      35,320     112,780
                                          ------                           --------     -------     -------
    Total wholly-owned and
      partnerships                         2,749                           $257,010      35,320     221,690
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

   (2)   The Company issued 333,610 OP Units for a 43% interest in this property which was contributed to a joint venture with a private real estate investment trust in which AMLI owns a 44% interest.




                      AMLI RESIDENTIAL PROPERTIES TRUST

      Dispositions

      The Company selectively sells communities and reinvests the proceeds in new communities to continually improve the quality of its portfolio and increase the potential for growth in net operating income, reacquire its shares or fund development of new properties. Through December 31, 2001, the gains on sales of rental communities, including share of gains on sales of partnerships' properties, are reported separately in the Consolidated Statements of Operations and neither the properties' selling prices nor related gains are included in revenues in the Consolidated Statements of Operations. Effective January 1, 2002, gains on sales of wholly-owned rental communities are reported in discontinued operations.

      Incentive compensation received from co-investment partnerships in the form of a promoted interest that is paid to the Company from sales proceeds is included in Co-investment fee income in the Consolidated Statements of Operations.

                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

      The table below summarizes the rental communities sold by the Company during 2001 and 2002:

<caption>                                                                                                Net
                                                                                                      Operating
                                                                                                      Income in
                                                                                                       Twelve
                                                                                                       Months
                                                             Costs                                   Immediately
                                          Year               Before                                    Prior to
                               Number   Acquired/    Date    Depre-     Sale       Net                 Date of
Community      Location       of Units  Developed    Sold    ciation    Price    Proceeds  Gain (3)     Sale
---------      --------       --------  ---------  --------  --------  --------  --------  --------  -----------

WHOLLY-OWNED:
AMLI at:
 AutumnChase
  (1)          Carrollton, TX      690   87/96/99    6/5/01    29,850    40,550    39,144     9,249        3,608
 Alvamar       Lawrence, KS        152     1994     7/27/01     8,263     8,900     8,794     2,036          740
 Rosemeade
  (2)          Dallas, TX          236     1990     8/24/01    11,653    12,430    11,861     2,408        1,045
 Gleneagles    Dallas, TX          590    88/97     8/14/02    27,613    35,675    34,720    14,247        3,005
                                 -----                        -------   -------   -------   -------      -------
    Total wholly-owned           1,668                         77,379    97,555    94,519    27,940        8,398
                                 -----                        -------   -------   -------   -------      -------

PARTNERSHIPS
(Company owner-
ship percentage):
AMLI at:
 Willowbrook
  (40%)        Willowbrook, IL     488     1996     7/31/01    39,402    58,500    57,611    22,245        4,209
 Champions
  Park (15%)   Houston, TX         246     1994     4/18/02    13,723    13,145    12,783     1,799        1,055
 Champions
  Centre (15%) Houston, TX         192     1994     4/18/02    10,205    10,755    10,458     2,232          777
 Greenwood
  Forest (15%) Houston, TX         316     1995    8/1/2002    18,202    20,150    19,407     4,524        1,310
                                 -----                       --------   -------   -------   -------      -------

    Total partnerships           1,242                         81,532   102,550   100,259    30,800        7,351
                                 -----                       --------   -------   -------   -------      -------

    Total wholly-owned
      and partnerships           2,910                       $158,911   200,105   194,778    58,740       15,749
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

     (3)   Gains on sales of partnership communities are shown net of disposition fees and promoted interests paid to the Company by such partnerships.




                      AMLI RESIDENTIAL PROPERTIES TRUST

      STANDARDS IMPLEMENTED AND TRANSITION ADJUSTMENT

      DISCONTINUED OPERATIONS

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Adoption of SFAS 144 is required for fiscal years beginning after December 15, 2001, and interim periods within those years. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed of," ("SFAS 121") and related literature and establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company has restated its Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and Consolidated Statement of Cash Flows for the nine months ended September 30, 2001 as a result of implementing SFAS 144 to reflect discontinued operations of the wholly-owned property sold as of September 30, 2002. This restatement has no impact on the Company's net income or net income per common share.

      Communities held for sale by co-investment partnerships accounted for using the equity method of accounting are not "discontinued operations" under the provision of SFAS 144.

      As of September 30, 2002, one rental community sold in 2002 was included in discontinued operations. No interest expense has been allocated to discontinued operations. Condensed financial information of the results of operations for this community is as follows:
                                    Three Months         Nine Months
                                       Ended               Ended
                                    September 30,       September 30,
                                  -----------------   -----------------
                                    2002      2001      2002      2001
                                  -------   -------   -------   -------

      Rental income . . . . . .   $   529     1,214     2,904     3,664
      Other income. . . . . . .        42        81       194       219
                                  -------   -------   -------   -------
         Total community
           revenues . . . . . .       571     1,295     3,098     3,883

      Community operating
        expenses. . . . . . . .       295       521     1,322     1,483
                                  -------   -------   -------   -------
         Net operating
           income . . . . . . .       276       774     1,776     2,400

      Depreciation expense. . .     --          198       307       617
                                  -------   -------   -------   -------
         Income from
           discontinued
           operations before
           minority interest. .       276       576     1,469     1,783

         Minority interest. . .        47        97       249       298
                                  -------   -------   -------   -------
      Income from discontinued
        operations, net of
        minority interest . . .       229       479     1,220     1,485
                                  -------   -------   -------   -------

                      AMLI RESIDENTIAL PROPERTIES TRUST

                                    Three Months         Nine Months
                                       Ended               Ended
                                    September 30,       September 30,
                                  -----------------   -----------------
                                    2002      2001      2002      2001
                                  -------   -------   -------   -------
      Gain on disposition
        of discontinued
        operations. . . . . . .    14,247     --       14,247     --
      Minority interest . . . .     2,420     --        2,420     --
                                  -------   -------   -------   -------
      Gain on disposition
        of discontinued
        operations, net of
        minority interest . . .    11,827     --       11,827     --
                                  -------   -------   -------   -------
         Income from
           discontinued
           operations . . . . .   $12,056       479    13,047     1,485
                                  =======   =======   =======   =======

      GOODWILL

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Accounting for Goodwill and Other Intangible Assets" ("SFAS 142"), which requires, among other things, that effective January 1, 2002 goodwill resulting from a business combination accounted for as a purchase no longer be amortized, but be subjected to ongoing impairment review. The only goodwill included in the accounts of the Company and its unconsolidated subsidiaries is $3,300 recorded on the books of an unconsolidated subsidiary. This amount was being amortized using the straight-line method over the five year period, and at December 31, 2001, the remaining unamortized goodwill was $668. As a result of implementing SFAS 142, whereby no amortization will be recorded in 2002, the Company's share of income, net of tax effect, from the unconsolidated subsidiary is increased by approximately $311 for the nine months ended September 30, 2002. The Company has tested the unamortized goodwill remaining on the Service Company's books and no impairment existed as of September 30, 2002. Pro forma share of income from this unconsolidated subsidiary will be approximately $400 greater for the year ended December 31, 2002 than it was for the year ended December 31, 2001.

      DERIVATIVES AND HEDGING FINANCIAL INSTRUMENTS

      In the normal course of business, the Company uses a variety of derivative financial instruments to manage or hedge interest rate risks. The Company requires that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Some derivative instruments are associated with the hedge of an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to market each period.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      The Company is exposed to the effect of interest rate changes. The Company attempts to limit these risks by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to align rate movements between interest rates associated with the Company's rental income and other financial assets with interest rates on related debt, and manage the cost of borrowing obligations.

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

      To determine the fair values of derivative instruments, the Company employs an independent consultant and uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination costs are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may or may not actually be realized.

      The following table summarizes the notional amounts and approximate fair value of the Company's interest rate swap contracts. The notional amounts at September 30, 2002 provide an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.


                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




                                                                     Approximate
                                                       Cumulative    Liability at
Notional       Fixed        Term of        Contract       Cash       September 30,
Amount         Rate(1)      Contract       Maturity    Paid, Net       2002 (2)
--------      -------       --------       ---------   ----------   -------------

$10,000(3)      6.216%       5 years       11/01/02       $  661             73
 10,000(3)      6.029%       5 years       11/01/02          573             69
 20,000         6.145%       5 years       02/15/03        1,268            385
 10,000         6.070%       5 years       02/18/03          599            204
 15,000         6.405%       5 years       09/20/04          883          1,314
 10,000         6.438%       5 years       10/04/04          569            917
-------                                                   ------          -----
$75,000                                                   $4,553          2,962
=======                                                   ======          =====



(1)   The fixed rate for the swaps includes the swap spread (the risk component added to the Treasury yield to determine a fixed rate) and excludes lender's spread.

(2)   Represents the approximate amount which the Company would have paid as of September 30, 2002 if these contracts were terminated.  This amount is recorded as a liability in the accompanying Consolidated Balance
      Sheet as of September 30, 2002.

(3)   These contracts were marked-to-market in 2002 and 2001.


                      AMLI RESIDENTIAL PROPERTIES TRUST

      As a result of a reduced level of borrowings under the Company's unsecured line of credit following a $140,000 fixed rate financing and a sale of a partnership community, $20,000 of the total $75,000 in interest rate swap contracts held by the Company is no longer associated with any floating rate debt.

      On September 30, 2002, the derivative instruments were reported as Other Liabilities at their fair value of $2,962 which decreased by $762 from $3,724 as of December 31, 2001. The offsetting adjustments were reported as losses in Accumulated Other Comprehensive Loss of $4,009, which decreased by $285 from $4,294 as of December 31, 2001. The adjustments to the shareholders' equity include $1,292 and $1,413 of the Company's share of Other Comprehensive Loss of a co-investment partnership as of September 30, 2002 and December 31, 2001, respectively. In addition, adjustments to earnings of $48 and $76 due to an ineffectiveness on the swaps have been recorded as of September 30, 2002 and 2001, respectively.

      All the Company's hedges that are reported at fair value and are included in the Consolidated Balance Sheets are characterized as cash flow hedges. These transactions hedge the future cash flows of debt transactions. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported in the Consolidated Balance Sheets with a corresponding adjustment to either Accumulated Other Comprehensive Income or earnings--depending on the type of hedging relationship.
      If the hedging transaction is a cash flow hedge, then the offsetting gains and losses are reported in Accumulated Other Comprehensive Income. If the hedging transaction is characterized as a fair value hedge, then the changes in fair value of the hedge and the hedged item are reflected in earnings. If the fair value hedging relationship is fully effective, there is no net effect reflected in income or funds from operations ("FFO"). Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified to earnings. This reclassification is consistent with when the hedged items are also recognized in earnings.

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

      TRANSACTIONS WITH CO-INVESTMENT PARTNERSHIPS

      Certain of the Company's co-investment partnerships are formed by the Company contributing its interest in land or a rental community and receiving credit or reimbursement based on its cost, in which case no gain or loss is recognized upon partnership formation. Many of the Company's acquisitions are made concurrent with the initial formation of a co-investment partnership, in which case the partners each typically make their initial cash contributions concurrent with the closing of the acquisition.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      OTHER ASSETS

      Other assets reported in the accompanying Consolidated Balance Sheets are as follows.

                                             September 30,  December 31,
                                                2002            2001
                                             -------------  ------------

      Deferred development costs. . . . . .      $  4,380         1,975
      Accounts receivable . . . . . . . . .         2,484         1,141
      Deposits. . . . . . . . . . . . . . .         2,330         2,216
      Notes receivable. . . . . . . . . . .         2,132         2,925
      Advances to affiliates. . . . . . . .         1,704         2,413
      Development fees receivable . . . . .           758         1,267
      Restricted cash . . . . . . . . . . .           500           963
      Prepaid expenses. . . . . . . . . . .           403         1,464
      Other . . . . . . . . . . . . . . . .           978           204
                                                 --------      --------
                                                 $ 15,669        14,568
                                                 ========      ========

      PER SHARE DATA

      The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated (in thousands, except per share amounts).

                             Three Months Ended       Nine Months Ended
                                September 30,          September 30,
                           ---------------------- ----------------------
                              2002        2001       2002        2001
                           ----------  ---------- ----------  ----------
      Income from
        continuing
        operations. . . . .$    5,596      18,765     18,556      38,389

      Income from
        discontinued
        operations. . . . .    12,056         479     13,047       1,485
                           ----------  ---------- ----------  ----------

      Net income. . . . . .    17,652      19,244     31,603      39,874
      Less net income
        attributable
        to preferred
        shares. . . . . . .    (1,980)     (1,633)    (6,008)     (4,899)
                           ----------  ---------- ----------  ----------
      Net income
        attributable
        to common
        shares - Basic. . .$   15,672      17,611     25,595      34,975
                           ==========  ========== ==========  ==========
      Net income -
        Diluted (1) . . . .$   15,672      19,244     25,595      39,874
                           ==========  ========== ==========  ==========

      Weighted average
        common shares
        - Basic . . . . . .17,863,593  17,843,476 17,981,811  17,799,804
                           ==========  ========== ==========  ==========

                      AMLI RESIDENTIAL PROPERTIES TRUST

                             Three Months Ended       Nine Months Ended
                                September 30,          September 30,
                           ---------------------- ----------------------
                              2002        2001       2002        2001
                           ----------  ---------- ----------  ----------
      Dilutive Options
       and Other Plan
       shares . . . . . . .   139,808     206,362    264,456     159,719
      Convertible pre-
       ferred shares (1). .     --      3,475,000      --      3,475,000
                           ----------  ---------- ----------  ----------
      Weighted average
       common shares -
       Dilutive . . . . . .18,003,401  21,524,838 18,246,267  21,434,523
                           ==========  ========== ==========  ==========
      Net income per
       share:
        Basic . . . . . . .$     0.88        0.99       1.42        1.97
        Diluted . . . . . .$     0.87        0.89       1.40        1.86
                           ==========  ========== ==========  ==========

        (1)  In 2002, preferred shares are non-dilutive.

      On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." Pursuant to its provisions, the Company may either record additional compensation expense each year based on the fair value of the Options granted in that year, or, as the Company has elected under APB No. 25, record no such additional compensation costs in its consolidated financial statements and disclose pro forma effects as if SFAS No. 123 had been applied. Had the Company determined compensation costs based upon the fair value at the grant date for these Options under SFAS No. 123, the charge against the Company's net income would have been $303 and $256 for the nine months ended September 30, 2002 and 2001, respectively. In accordance with the new rules regarding Options awarded to the Company's employees, the Company will commence reporting the value of such Options as a charge against earnings for Options awarded subsequent to January 1, 2002. There were no Options awarded during the nine months ended September 30, 2002, and no charge against earnings was recorded during the same period.

      RECLASSIFICATIONS

      Certain amounts in the consolidated 2001 financial statements of the Company have been reclassified to conform with the current presentation.

3.    INVESTMENTS IN PARTNERSHIPS AND SERVICE COMPANIES

      INVESTMENTS IN PARTNERSHIPS

      At September 30, 2002, the Operating Partnership was a general partner in various partnerships. The Operating Partnership and the Service Companies receive various fees for services provided to these partnerships, including development fees, construction fees, acquisition fees, property management fees, asset management fees, financing fees, administrative fees and disposition fees. The Operating Partnership is entitled to shares of cash flow or liquidation proceeds in excess of its stated ownership percentages based, in part, on cumulative returns to its partners in excess of specified rates. The Operating Partnership received cash flow and recorded operating income in excess of its ownership percentages of $2,257 for the nine months ended September 30, 2002. Investments in

                                         AMLI RESIDENTIAL PROPERTIES TRUST
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


   partnerships at September 30, 2002 and the Company's 2002 share of income or loss for the nine months then ended from each are summarized as follows:

                                                     Equity                      Total     Company's  Company's
                     Company's                 ------------------   Company's     Net       Share of  Share of
                     Percentage     Total               Company's   Investment   Income   Net Income  Deprecia-
Community            Ownership      Assets     Total    Share (1)      (1)       (Loss)     (Loss)      tion
---------            ----------   ----------   ------   ---------   ----------   ------   ----------  ---------

AMLI:
 at Windbrooke (2)      15%       $   15,588   (5,715)      (922)       --           70         28          51
 at Willeo Creek        30%           13,308    3,990      1,195        1,195       164         54          91
 at Barrett Lakes       35%           23,277    6,878      2,407        2,507       565        268         213
 at Chevy Chase (3)     33%           40,732   (8,689)    (3,613)       --          646        207         299
 at River Park          40%           12,887    4,037      1,599        1,558       378        171         113
 at Fox Valley          25%           21,473   20,861      5,215        5,389       906        227         129
 at Fossil Creek        25%           18,680   17,982      4,496        4,581       923        231         137
 at Danada Farms        10%           43,139   18,222      1,822        1,814     1,340        134          97
 at Verandah            35%           20,784    3,894      1,460        1,514        72         59         261
 at Northwinds          35%           49,209   14,594      5,108        4,957       989        680         465
 at Regents Crest       25%           30,644   15,128      3,782        3,859       462        199         185
 at Oakhurst North      25%           38,644   37,687      9,422        9,372     1,171        293         241
 at Wells Branch        25%           30,189   29,222      7,305        6,716     1,185        296         216
 on the Parkway         25%           13,986    3,463        863          581       (35)        (9)        111
 on Timberglen (1)      40%            9,605    2,970      1,219        --          (29)        22         153
 at Castle Creek        40%           19,080   18,479      7,392        7,543       833        378         199
 at Lake Clearwater     25%           15,090   14,629      3,657        3,707       551        138         102
 Creekside              25%           15,096   14,829      3,707        3,827       599        190          97
 at Deerfield           25%           15,794    3,140        782          637      (195)       (49)        114
 at Wynnewood Farms     25%           17,385   17,093      4,273        4,312       726        181         111
 at Monterey Oaks       25%           27,934   27,164      6,791        6,873     1,225        306         177
 at St. Charles         25%           40,339   39,670      9,918        9,959     1,463        366         227
 at Park Bridge         25%           23,759   23,245      5,811        5,865     1,058        265         161
 at Mill Creek          25%           25,154    6,840      1,710        1,967       715        179         144
 at Lost Mountain       75%           11,012      388        287          403      (255)      (129)        216
 on Spring Mill         20%
                     (Residual)       27,382   26,460      --           1,213       769      --          --
 at Prestonwood
    Hills               45%           17,172    5,401      2,446        2,441        81         71         173
 at Windward Park       45%           26,492    8,359      3,790        3,782      (167)       (32)        262





                                         AMLI RESIDENTIAL PROPERTIES TRUST
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                     Equity                      Total     Company's  Company's
                     Company's                 ------------------   Company's     Net       Share of  Share of
                     Percentage     Total               Company's   Investment   Income   Net Income  Deprecia-
Community            Ownership      Assets     Total    Share (1)      (1)       (Loss)     (Loss)      tion
---------            ----------   ----------   ------   ---------   ----------   ------   ----------  ---------

 at Summit Ridge        25%           27,587    7,421      1,855        1,594       224         56         173
 at Oak Bend            40%           24,305    5,159      2,064        2,064       (17)        56         215
 Midtown                45%           32,758   10,296      4,669        4,652       335        223         311
 on Frankford           45%           38,548   12,274      5,567        5,551       326        234         377
 at Peachtree City I    20%           27,936   27,615      5,523        3,524       877        176         111
 at Kedron Village
   (7)                  20%           19,555   19,087      3,817        3,805      (321)       (64)         54
 at Scofield Ridge      45%           36,904   11,804      5,353        5,335      (139)         1         346
 at Breckinridge
    Point               45%           33,134   10,623      4,817        4,800        69         94         309
 at Cambridge Square    30%           32,373   30,093      9,028        9,728       (93)       (38)        147
 Towne Square           45%           32,486   10,487      4,755        4,702       130        118         302
 at Lowry Estates       50%           50,197   16,302      8,150        8,002      (360)      (128)        516
 at King's Harbor       25%           19,127   18,386      4,597        4,877        38          9         129
 at Milton Park         25%           29,297   24,053      6,013        6,676      (159)       (40)         35
 at Osprey Lake         69%           51,767   15,467     11,923       10,445      (493)      (292)        732
 at Seven Bridges       20%           52,145   15,036      3,219        4,253        (7)        (1)      --
 at Barrett Walk        25%           13,596   10,657      2,664        2,802       (72)       (18)      --
 at Park Meadows (5)    25%           57,523   27,636      6,909        6,838       390        181         171
 at Bryan Place (6)     48%           40,424   13,532      6,495        6,428       132        111         167
                                  ----------  -------    -------      -------   -------     ------      ------
                                   1,283,496  656,149    189,340      192,648    17,070      5,402       8,840
   Other                                 708      574         86           86       746(4)     451(4)       63
                                  ----------  -------    -------      -------   -------     ------      ------
    Total                         $1,284,204  656,723    189,426      192,734    17,816      5,853       8,903
                                  ==========  =======    =======      =======   =======     ======      ======

(1)  The Company's investments in partnerships differ from the Company's share of partnerships' equity primarily due to (a) classification of the Company's deficit equity positions in the AMLI at Timberglen, AMLI at
     Windbrooke and AMLI at Chevy Chase partnerships as liabilities on the Consolidated Balance Sheet as of
     September 30, 2002 (see (3) and (4) below); (b) capitalized interest on its investments in communities under development; (c) purchase price basis differences; and (d) eliminations of the Company's cumulative share of acquisition, financing and development fee income.  These latter items are amortized over forty years using the straight-line method.  The purchase price basis difference of AMLI on Timberglen resulted in a negative investment balance which is included in other liabilities in the accompanying Consolidated Balance Sheet as of September 30, 2002.





                                         AMLI RESIDENTIAL PROPERTIES TRUST
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(2)  On February 4, 2002, the balance of the AMLI at Windbrooke loan was refinanced with a new loan from GMAC
     Commercial Mortgage Corporation.  The net proceeds were distributed to the partners, including $1,545 to the
     Company.  With this distribution, the partners have received a return of all their original capital plus a targeted yield, which resulted in a negative investment balance that is included in Distributions in excess of investments in and earnings from partnerships in the accompanying Consolidated Balance Sheet as of
     September 30, 2002.

(3)  In May 2002, the loan agreement of AMLI at Chevy Chase was amended.  The principal amount was increased to
     $48,000, the interest rate changed from 6.67% to 7.11% and maturity date was extended to June 2009.
     According to the new terms, the loan is structured to fund in two parts.  The first part, in the amount of
     $21,300, was funded at the time of closing, and will co-exist with the original CIGNA loan dated March 27,
     1996 (with an initial balance of $29,767).  The second part of the loan, in the amount of $26,700, will fund in October 2002, the proceeds of which will be used to retire the original CIGNA loan.  The $20,823 net proceeds from the first funding were distributed to the partners, including $7,594 to the Company.  With this distribution, the partners have received a return of all their original capital plus a targeted yield, which resulted in a negative investment balance that is included in Distributions in excess of investments in and earnings from partnerships in the accompanying Consolidated Balance Sheet as of September 30, 2002.

(4)  The amounts shown relate to operating results of the properties sold during the nine months ended September
     30, 2002, AMLI at Champions Park, AMLI at Champions Centre and AMLI at Greenwood Forest, and exclude gains on sales of these properties of $1,799, $2,322 and $4,524, respectively, and the Company's share of such gains of $270, $335 and $678, respectively, which is reported as share of gains on sales of rental communities.

(5)  On July 1, 2002, the Company, on behalf of AMLI at Park Meadows, closed on a 6.25%, $28,500 first mortgage permanent loan with GMAC.  The total amount of the loan was distributed to the partners, of which the
     Company received $7,125 as a return of capital.

(6)  On August 1, 2002, the Company, on behalf of AMLI at Bryan Place, closed on a 5.81%, $26,200 first mortgage permanent loan with GMAC.  The total amount of the loan was distributed to the partners, of which the
     Company received $12,576 as a return of capital.

(7)  On September 26, 2002, the construction loan of $16,997 was paid in full from additional contributions of
     $3,399 and $13,598 made by the Company and its partner, respectively.



                      AMLI RESIDENTIAL PROPERTIES TRUST

      All but one of the Company's debt financings have been obtained at fixed rates from various financial institutions on behalf of these partnerships. All of these fixed-rate first mortgages are non recourse debt and secured by mortgages on the respective communities. Repayment of the floating-rate construction loan has been guaranteed by AMLI. Partnership debt was as follows at September 30, 2002:

                       Total      Outstand-
                     Commitment    ing at   Company's  Interest
Community               (1)        9/30/02  Share (2)    Rate    Maturity
---------            ----------   --------- ---------  --------  ---------
AMLI:
 at Willeo Creek      $ 10,000        9,017    2,705      6.77%  May  2003
 at Regents Crest       16,500       14,922    3,731      7.50%  Dec. 2003
 at Verandah            16,940       16,047    5,616      7.55%  Apr. 2004
 on Timberglen           6,770        6,321    2,528      7.70%  June 2004
 at Seven Bridges (3)   50,000       28,239    5,648    L+1.80%  Jan. 2005
 at Prestonwood Hills   11,649       11,279    5,108      7.17%  Aug. 2006
 at Windward Park       18,183       17,616    7,985      7.27%  Aug. 2006
 at Oak Bend            18,834       18,352    7,341      7.81%  Dec. 2006
 Midtown                21,945       21,370    9,690      7.52%  Dec. 2006
 at Deerfield           12,600       12,272    3,068      7.56%  Dec. 2006
 at Danada Farms        24,500       23,603    2,360      7.33%  Mar. 2007
 on Frankford           25,710       25,249   11,451      8.25%  June 2007
 at Scofield Ridge      24,618       24,162   10,957      7.70%  Aug. 2007
 at Breckinridge Point  22,110       21,690    9,835      7.57%  Sep. 2007
 Towne Square           21,450       21,057    9,548      6.70%  Jan. 2008
 at Lowry Estates       33,900       33,381   16,691      7.12%  Jan. 2008
 at Summit Ridge        20,000       19,712    4,928      7.27%  Feb. 2008
 at River Park           9,100        8,529    3,412      7.75%  June 2008
 on the Parkway         10,800       10,109    2,527      6.75%  Jan. 2009
 at Mill Creek          18,000       17,937    4,484      6.40%  May  2009
 at Chevy Chase         48,000       48,056   15,858      7.11%  June 2009
 at Park Meadows        28,500       28,500    7,125      6.25%  July 2009
 at Bryan Place         26,200       26,200   12,576      5.81%  Aug. 2009
 at Barrett Lakes       16,680       15,828    5,540      8.50%  Dec. 2009
 at Northwinds          33,800       33,266   11,643      8.25%  Oct. 2010
 at Osprey Lake         35,320       34,774   23,907      7.02%  Mar. 2011
 at Windbrooke          20,800       20,672    3,101      6.43%  Mar. 2012
 at Lost Mountain       10,252       10,170    7,628      6.84%  Nov. 2040
                      --------     --------  -------
                      $613,161      578,330  216,991
                      ========     ========  =======

(1) In general, these loans provide for monthly payments of principal and interest based on a 25 or 27 year amortization schedule and a balloon payment at maturity. Some loans provide for payments of interest only for an initial period, with principal amortization commencing generally within two years.

(2) Based upon percentage ownership of debt outstanding at September 30, 2002.

(3) The partnership has obtained a 7.25% fixed-rate mortgage loan commitment from TIAA and anticipates repaying its construction loan in late 2003 from a $60,000 funding of this seven-year loan.


      INVESTMENTS IN SERVICE COMPANIES

      Combined financial information of the various Service Companies at September 30, 2002 and December 31, 2001 and for the nine months ended September 30, 2002 and 2001 is summarized as follows:

                      AMLI RESIDENTIAL PROPERTIES TRUST

                                            September 30,   December 31,
                                                2002            2001
                                            -------------   ------------

    Receivables from affiliates . . . . . .      $ 11,621         9,136
    Land held for sale. . . . . . . . . . .        14,004         4,951
    Building and equipment, net of
      accumulated depreciation. . . . . . .         3,668         2,463
    Information technology costs,
      net of accumulated depreciation . . .         7,448         8,384
    Investments and other assets. . . . . .        10,289         9,911
                                                 --------      --------
    Total assets. . . . . . . . . . . . . .      $ 47,030        34,845
                                                 ========      ========

    Due to the Company. . . . . . . . . . .      $ 29,928        17,311
    Bank debt . . . . . . . . . . . . . . .        14,000        14,000
    Other . . . . . . . . . . . . . . . . .         5,621         5,733
                                                 --------      --------
    Total liabilities . . . . . . . . . . .      $ 49,549        37,044
                                                 ========      ========

    Total deficit . . . . . . . . . . . . .      $ (2,519)       (2,199)
                                                 ========      ========


                                                    Nine Months Ended
                                                      September 30,
                                                 ----------------------
                                                   2002          2001
                                                 --------      --------
    Construction contract revenue . . . . .      $ 75,634        42,780
    Construction contract costs . . . . . .       (73,827)      (40,651)
                                                 --------      --------
    Construction gross profit . . . . . . .         1,807         2,129

    Property management fees. . . . . . . .         8,109         7,696
    Corporate homes' gross profit . . . . .         1,267         1,267
    Gain (loss) on land sales . . . . . . .          (242)          194
    Other income. . . . . . . . . . . . . .           524           323
                                                 --------      --------
    Total income. . . . . . . . . . . . . .        11,465        11,609
                                                 --------      --------
    General and administrative:
      Construction. . . . . . . . . . . . .         1,584         1,580
      Property management . . . . . . . . .         7,273         7,406
      Corporate homes . . . . . . . . . . .           741           736
                                                 --------      --------
    Total general and administrative. . . .         9,598         9,722
                                                 --------      --------
    EBITDA. . . . . . . . . . . . . . . . .         1,867         1,887

    Interest. . . . . . . . . . . . . . . .        (1,351)       (1,486)
    Depreciation (1). . . . . . . . . . . .        (2,133)       (1,978)
    Income taxes. . . . . . . . . . . . . .           614           599
                                                 --------      --------
    Loss. . . . . . . . . . . . . . . . . .      $ (1,003)         (978)
                                                 ========      ========

     (1)  Includes $311 in amortization of goodwill in 2001.
          No amortization of goodwill was recorded in 2002 in accordance with SFAS 142.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      For 2001, substantially all interest expense of the Service Companies resulted from direct borrowings from banks under the Company's line of credit (with interest at LIBOR + 1.05%) and from advances from the Company. Amounts borrowed from the banks by the Service Companies are guaranteed by the Company for which it received a guaranty fee from the Service Companies totaling $105 and $168 for the nine months ended September 30, 2002 and 2001, respectively. In 2002, the Company sold six land parcels to a Service Company for $12,675, which was financed by the Service Company through increased advances that bear interest at a rate of prime plus 1%. In October 2002, the Company sold an additional land parcel to the Service Company for its $6,261 estimated market and carrying value, which also was financed by the Service Company through an increase in advances from the Operating Partnership at the same rate as earlier advances. Interest and share of loss from the Service Companies as included in the accompanying Consolidated Statements of Operations are reconciled below:

                                                    Nine Months Ended
                                                       September 30,
                                                    -----------------
                                                     2002       2001
                                                    ------     ------

      Intercompany interest expensed. . . . . .     $  916        677
      Intercompany interest capitalized . . . .       --           64
      Loss. . . . . . . . . . . . . . . . . . .     (1,003)      (978)
      Intercompany eliminations and
        other owners' share . . . . . . . . . .        (87)       (44)
                                                    ------     ------
      Interest and share of loss from the
        Service Companies . . . . . . . . . . .     $ (174)      (281)
                                                    ======     ======

      The Service Companies recorded after-tax charges against earnings of $259 and $121 for the nine months ended September 30, 2002 and 2001, respectively, pursuant to FIN 44 "Accounting for Certain Transactions Involving Stock Compensation."


4.    RELATED PARTY TRANSACTIONS

      During the nine months ended September 30, 2002 and 2001, the Company accrued or paid to its affiliates fees and other costs and expenses as follows:
                                                    Nine Months Ended
                                                      September 30,
                                                    -----------------
                                                     2002       2001
                                                    ------     ------

      Management fees (1) . . . . . . . . . . .     $2,562      2,294
      General contractor fees . . . . . . . . .        146        150
      Interest expense. . . . . . . . . . . . .       --           44
      Landscaping and grounds
        maintenance (1) . . . . . . . . . . . .       --          439
                                                    ======     ======

      (1)  Includes discontinued operations.

      In addition, at September 30, 2002 and December 31, 2001, the Company owed Amli Residential Construction, L.L.C. $3,944 and $4,079, respectively, for construction costs of communities under development or rehab.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      During the nine months ended September 30, 2002 and 2001, the Company earned or received from its affiliates fees and other income as follows:

                                                    Nine Months Ended
                                                      September 30,
                                                    -----------------
                                                     2002       2001
                                                    ------     ------

      Development fees. . . . . . . . . . . . .     $1,539      1,297
      Acquisition, disposition and
        financing fees. . . . . . . . . . . . .      1,043        546
      Asset management fees . . . . . . . . . .        359        416
      Promoted interest . . . . . . . . . . . .       --        1,796
      Interest on notes and advances
        to Service Companies. . . . . . . . . .        916        741
      Interest on advances to other
        affiliates. . . . . . . . . . . . . . .       --          216
                                                    ======      =====

      In addition, during the nine months ended September 30, 2002 and 2001, total revenues of $3,124 and $2,452, respectively, were generated from leases to AMLI Corporate Homes ("ACH"), a division of AMLI Management Company ("AMC"), one of the Service Companies.

      In September 2002, the Company entered into an agreement with an affiliate of one of the Company's Executive Vice Presidents to test and possibly implement a software application developed by this entity, in which the Company has no ownership interest. The Company's maximum commitment under this agreement is $300. The Company is entitled to share in any proceeds from the successful marketing and sale of this software application to third parties. It is unclear whether such right will result in any future payment to the Company. Through September 30, 2002 no income or loss has been recognized as a result of this agreement.

      An affiliate of an AMLI Trustee is the mortgage lender to AMLI at Oak Bend, AMLI Towne Square and AMLI at Lowry Estates. These partnerships paid the affiliate loan fees totaling $276 in 2000 and $94 in 1999 relating to the origination of these loans.

      On October 8, 2002, an affiliate of an AMLI Trustee co-invested with the Company in the development of AMLI Downtown Austin. In October, the Company's new partner reimbursed AMLI for 70% of the costs incurred to date. AMLI will fully fund its $6,000 share of the total $20,000 in equity, and its partner will fully fund its $14,000 share, by December 31, 2002. The remainder of the $50,920 in total development costs will be financed with a $30,920 construction loan from a bank.

                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


5.    DEBT

      The table below summarizes certain information relating to the indebtedness of the Company.

                                                           Balance                                 Balance
                                              Original       at          Interest      Maturity       at
                                               Amount      9/30/02         Rate          Date      12/31/01
                                              --------     -------      -----------    --------    --------

BOND FINANCING:
                                                                         Tax-Exempt
Unsecured (1)                                 $ 40,750      40,750       Rate+1.23%     10/1/24     40,750
                                                                         Tax-Exempt
AMLI at Poplar Creek (1)                         9,500       9,500       Rate+1.25%      2/1/24      9,500
                                              --------     -------                                 -------
    Total Bonds                                 50,250      50,250                                  50,250
                                              --------     -------                                 -------

MORTGAGE NOTES PAYABLE TO
  FINANCIAL INSTITUTIONS:

AMLI at Riverbend                               31,000      27,603        7.30% (2)      7/1/03     28,102
AMLI in Great Hills                             11,000       9,801        7.34% (2)      7/1/03      9,977
AMLI at Nantucket                                7,735       7,222        7.70%          6/1/04      7,325
AMLI at Bishop's Gate                           15,380      14,003        7.25% (3)      8/1/05     14,230
AMLI at Regents Center                          20,100      18,857(10)    8.90% (4)      9/1/05     19,037
AMLI on the Green/AMLI of North Dallas (5)      43,234      38,991        7.79%          5/1/06     39,621
AMLI at Valley Ranch                            18,800      18,800        6.68%         5/10/07      9,688(6)
AMLI at Conner Farms                            14,900      14,900        6.68%         5/10/07     11,960(6)
AMLI at Clairmont                               12,880      12,441        6.95%         1/15/08     12,573
AMLI - various (7) (8)                         140,000     138,185        6.56%          7/1/11    139,369
AMLI at Park Creek                              10,322      10,140        7.88%         12/1/38     10,177
                                              --------     -------                                 -------
  Total Mortgage Notes Payable                 325,351     310,943                                 302,059
                                              --------     -------                                 -------

OTHER NOTES PAYABLE:

Unsecured line of credit (8)(9)                200,000      42,000       L+1.05%       11/15/03     47,000
                                              --------     -------       ---------     --------    -------
  Total                                       $575,601     403,193                                 399,309
                                              ========     =======                                 =======




                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(1)   The terms of these tax-exempt bonds require that a portion of the apartment homes be leased to individuals who qualify based on income levels specified by the U.S. Government.  The bonds bear interest at a variable rate that is adjusted weekly based upon the remarketing rate for these bonds (1.80% for AMLI at Spring Creek and 1.84% for AMLI at Poplar Creek at October 24, 2002).  The credit enhancement for the AMLI at Spring
      Creek bonds was provided by a $41,297 letter of credit from Wachovia Bank which expires on October 15, 2003 and the credit enhancement for the AMLI at Poplar Creek bonds was provided by a $9,617 letter of credit from
      LaSalle National Bank that expires December 18, 2003.

(2)   The Company intends to exercise its option to prepay these loans without penalty on January 2, 2003.

(3)   This original $14,000 mortgage note bears interest at 9.1%.  For financial reporting purposes, this mortgage note was valued at $15,380 to reflect a 7.25% market rate of interest when assumed in connection with the acquisition of AMLI at Bishop's Gate on October 17, 1997.  The unamortized premium at September 30, 2002 was
      $556.

(4)   $13,800 at 8.73% and $6,300 at 9.23%.

(5)   These two properties secure the FNMA loan that was sold at a discount of $673.  At September 30, 2002, the unamortized discount was $241.

(6)   These loans were refinanced with the same lender on May 7, 2002.

(7)   This loan is secured by seven previously unencumbered communities (AMLI at Bent Tree, AMLI at Lantana Ridge,
      AMLI at StoneHollow, AMLI at Western Ridge, AMLI at Killian Creek, AMLI at Eagle Creek and AMLI at Gateway
      Park).

(8)   The Company has used interest rate swaps on $55,000 of the outstanding amount to fix its base interest rate
      (before current lender's spread) at an average of 6.22%.  The Company paid the outstanding balance down in
      June 2001 by $140,000 from the proceeds of a ten-year mortgage loan secured by seven of its wholly-owned properties.  Additionally, AMLI concurrently reduced the commitment amount under its current line of credit by $50,000 to $200,000.

(9)   The Company's unsecured line of credit has been provided by a group of eight banks led by Wachovia Bank,
      N.A. and Bank One, N.A.  In November 2000, the maturity date was extended to November 2003 with a one-year renewal option.  In addition, AMC and Amrescon were added as borrowers under this line of credit, and such borrowings by the unconsolidated Service Companies ($14,000 at September 30, 2002) are guaranteed by the
      Company and count against the Company's total availability under this line of credit.  This unsecured line of credit requires that the Company meet various covenants typical of such an arrangement, including minimum net worth, minimum debt service coverage and maximum debt to equity percentage.  The unsecured line of credit is used for acquisition and development activities and working capital needs.

(10)  This is the only loan which has recourse to the partners of the Operating Partnership.


                      AMLI RESIDENTIAL PROPERTIES TRUST

      As of September 30, 2002, the scheduled maturities of the Company's debt are as follows:

                                    Fixed Rate
                                     Mortgage
                                   Notes Payable   Unsecured
                         Bond      to Financial      Lines
                      Financings   Institutions    of Credit     Total
                      ----------   -------------   ---------    -------

2002. . . . . . .       $  --             1,094        --         1,094
2003. . . . . . .          --            40,766      42,000      82,766
2004. . . . . . .          --            10,745        --        10,745
2005. . . . . . .          --            35,021        --        35,021
2006. . . . . . .          --            38,502        --        38,502
Thereafter. . . .        50,250         184,815        --       235,065
                        -------         -------     -------     -------
                        $50,250         310,943      42,000     403,193
                        =======         =======     =======     =======


6.    INCOME TAXES

      The Company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to Federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. The Company's current dividend payment level equals an annual rate of $1.92 per common share, increased on October 29, 2001 from an annual rate of $1.88 per common share. The Company anticipates that all dividends paid in 2002 will be fully taxable and it will distribute at least 100% of the taxable income. The Company anticipates that at least 50% of total dividends paid during 2002 will be characterized as income taxable at capital gains return for Federal income tax purposes.


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

      At September 30, 2002, the Company is contingently liable on $7,352 in bank letters of credit issued to secure commitments made in the ordinary course of business by the Company and its co-investment partnerships (see note 5).

                      AMLI RESIDENTIAL PROPERTIES TRUST

8.    SEGMENT REPORTING

      The revenues, net operating income, FFO and assets for the Company's reportable segment are summarized as follows:

                                                      Nine Months Ended
                                                         September 30,
                                                 ------------------------
                                                    2002          2001
                                                 ----------    ----------

      Multifamily segment revenues
        (excluding discontinued
        operations) . . . . . . . . . . . . . .  $  207,282       207,199
                                                 ==========    ==========

      Multifamily segment net operating
        income (excluding discontinued
        operations) . . . . . . . . . . . . . .  $  122,896       125,094

      Reconciling items to FFO:
        Reduce partnership net operating
          income to Company's share (1) . . . .     (59,575)      (60,362)
        Interest income and share of
          income (loss) from the Service
          Companies . . . . . . . . . . . . . .        (174)           30
        Other interest income and Other . . . .         579         1,299
        Other revenues. . . . . . . . . . . . .       3,051         3,872
        Discontinued operations - net
          operating income. . . . . . . . . . .       1,776         2,400
        General and administrative expenses . .      (3,891)       (3,890)
        Interest expense and loan cost
          amortization. . . . . . . . . . . . .     (18,423)      (20,202)
                                                 ----------    ----------
      Consolidated FFO before minority
        interest. . . . . . . . . . . . . . . .      46,239        48,241
                                                 ----------    ----------
      Reconciling items to net income:
        Depreciation - wholly-owned
          communities (including
          discontinued operations). . . . . . .     (16,040)      (15,798)
        Depreciation - share of
          partnership communities . . . . . . .      (8,902)       (8,434)
        Share of Service Company's
          goodwill amortization . . . . . . . .       --             (311)
        Gains on sales of rental communities. .       1,283        23,296
        Gain on disposition of discontinued
          operations. . . . . . . . . . . . . .      14,247         --
                                                 ----------    ----------
      Income before minority interest
        and extraordinary items . . . . . . . .      36,827        46,994
      Minority interest (including
        discontinued operations). . . . . . . .       5,224         7,120
                                                 ----------    ----------
      Net income. . . . . . . . . . . . . . . .  $   31,603        39,874
                                                 ==========    ==========

                      AMLI RESIDENTIAL PROPERTIES TRUST

                                              September 30,  December 31,
                                                 2002            2001
                                              -------------  ------------
      Segment assets (2). . . . . . . . . . . .  $2,045,455     1,935,423
                                                 ==========    ==========

       (1) Represents amount required to reduce partnership communities' net operating income to the Company's share of net operating income from partnerships.

       (2) Represents original acquisition costs of wholly-owned and partnership communities.


      The Company derives no consolidated revenues from foreign countries nor has any major customers that individually account for 10% or more of the Company's consolidated revenues.


9.    SUBSEQUENT EVENTS

      On October 1, 2002, the Company sold Walnut Creek, a 28-acre land parcel, to Amrescon for its estimated market and carrying value of $6,261. Amrescon will develop this parcel located in Austin, Texas, into 480 apartment homes and currently expects to sell the community upon completion and stabilization in 2004.

      On October 17, 2002, the Company acquired the 189-unit AMLI 7th Street Station for $13,700. The Company intends to operate this property in conjunction with the nearby 194-unit AMLI Upper West Side, which it acquired in May 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS,
         EXCEPT SHARE DATA)

      The following discussion is based primarily on the consolidated financial statements of Amli Residential Properties Trust (the "Company" or "AMLI") as of September 30, 2002 and December 31, 2001 and for the three and nine months ended September 30, 2002 and 2001.

      This information should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

      As of September 30, 2002, the Company owned an 86% general partnership interest in AMLI Residential Properties, L.P. (the "Operating Partnership"), which holds the operating assets of the Company. The limited partners hold Operating Partnership units ("OP Units") that are convertible into common shares of the Company on a one-for-one basis, subject to certain limitations. At September 30, 2002, the Company owned 21,582,178 OP Units including 4,025,000 Preferred OP Units and the limited partners owned 3,652,165 OP Units. The Company has qualified, and anticipates continuing to qualify, as a real estate investment trust ("REIT") for Federal income tax purposes.

     During the third quarter and through October 28, 2002, AMLI repurchased on the open market 924,200 of its Common Shares at prices ranging from $19.52 to $22.97 pursuant to its previously announced Common Share Repurchase Programs. On November 4, 2002 the Board of Trustees increased the number of shares in the current Repurchase Program, so that the Company is authorized to repurchase 987,700 additional Common Shares as of that date. The Company is continuing to repurchase shares in November pursuant to this authorization.

     The Company owns 5% of the voting control and 95% of the economic benefit of unconsolidated subsidiaries which provide property management, construction, and institutional advisory services for the Company and its co-investment partnerships. These Service Company subsidiaries elected taxable REIT subsidiary status for IRS reporting purposes as of January 1, 2001. This election has not affected the ownership structure of the Service Company subsidiaries and, accordingly, the Company's use of the equity method to account for these subsidiaries continues to be applied consistently with prior years. The Company has agreed to acquire from UICI its 95% voting control and approximate 5% economic interest in the Service Companies. The $700 cash consideration is supported by a fairness opinion from a third-party consultant engaged jointly by the Company and UICI. The transaction was approved by the Boards of both companies and is anticipated to close on or about December 31, 2002. Following this transaction, the financial position and results of operations of the Service Companies will be included prospectively in the Consolidated Financial Statements of the Company and its Consolidated Subsidiaries.


ACCOUNTING FOR INVESTMENTS IN AND TRANSACTIONS WITH
UNCONSOLIDATED PARTNERSHIPS

      The Company has differentiated itself from other publicly-owned multifamily residential REIT's in the manner and to the extent it conducts its business through co-investment with institutional investors. The condensed combined financial information for the Company and its co-investment partnerships at September 30, 2002, as shown below, is presented as supplementary information intended to provide a better understanding of the Company's financial position.

      The information presented in the following table includes the unconsolidated co-investment partnerships at 100%.

                                               Effect of     Company and
                               Consolidated    Combining    Co-Investment
                                 Company     Co-Investment   Partnerships
                                 ("GAAP")     Partnerships   (Combined)
                               ------------  -------------  -------------

Rental communities. . . . . . . $  734,991      1,201,722      1,936,713
Accumulated depreciation. . . .   (116,039)      (116,391)      (232,430)
                                ----------     ----------     ----------
                                   618,952      1,085,331      1,704,283
Land and rental communities
  under development . . . . . .     58,568        164,644        223,212
Investments in co-invest-
  ment partnerships . . . . . .    192,734       (192,734)         --
Other, net. . . . . . . . . . .     16,446        (14,923)         1,523
                                ----------     ----------     ----------
                                   886,700      1,042,318      1,929,018

Debt - Company's share. . . . .   (403,193)      (216,991)      (620,184)
Debt - partners' share. . . . .      --          (361,339)      (361,339)
                                ----------     ----------     ----------
Total debt. . . . . . . . . . .   (403,193)      (578,330)      (981,523)
                                ----------     ----------     ----------

Total net assets. . . . . . . .    483,507        463,988        947,495
Partners' share of net
  assets. . . . . . . . . . . .      --          (463,988)      (463,988)
                                ----------     ----------     ----------
Company's share of
  net assets. . . . . . . . . . $  483,507          --           483,507
                                ==========     ==========     ==========

Debt to total capitaliza-
  tion - undepreciated
  book value. . . . . . . . . .      42.0%
                                ==========


      The information presented in the following table includes AMLI's proportionate share of unconsolidated co-investment partnerships.

                                                             Company and
                                                              Share of
                               Consolidated    Share of     Co-Investment
                                 Company     Co-Investment   Partnerships
                                 ("GAAP")     Partnerships   (Combined)
                               ------------  -------------  -------------

Rental communities. . . . . . . $  734,991        404,531      1,139,522
Accumulated depreciation. . . .   (116,039)       (35,597)      (151,636)
                                ----------     ----------     ----------
                                   618,952        368,934        987,886

Land and rental communities
  under development . . . . . .     58,568         39,265         97,833
Investments in co-investment
  partnerships. . . . . . . . .    192,734       (192,734)         --
Other, net. . . . . . . . . . .     16,446          1,526         17,972
                                ----------     ----------     ----------

                                                             Company and
                                                              Share of
                               Consolidated    Share of     Co-Investment
                                 Company     Co-Investment   Partnerships
                                 ("GAAP")     Partnerships   (Combined)
                               ------------  -------------  -------------

                                   886,700        216,991      1,103,691
Debt - Company's share. . . . .   (403,193)      (216,991)      (620,184)
                                ----------     ----------     ----------
Company's share of net
  assets. . . . . . . . . . . . $  483,507          --           483,507
                                ==========     ==========     ==========

Debt to total capitaliza-
  tion - undepreciated
  book value. . . . . . . . . .      42.0%                         52.7%
                                ==========                    ==========

      Details of the differences between the Company's aggregate investment in partnerships and its aggregate share of equity as recorded on the books of these partnerships, net of accumulated amortization, are as follows at September 30, 2002:

             AMLI's share of equity per
               partnerships . . . . . . . . . . . .      $189,426
             Negative investment balances
               presented in other liabilities . . .         4,685
             Capitalized interest, net of amorti-
               zation . . . . . . . . . . . . . . .         4,785
             Eliminated fees, net of amortization .        (5,996)
             Other comprehensive loss, net of
               amortization . . . . . . . . . . . .        (1,292)
             Other, net . . . . . . . . . . . . . .         1,126
                                                         --------
             Total investments in partnerships. . .      $192,734
                                                         ========

RESULTS OF COMMUNITY OPERATIONS


GENERAL

      At September 30, 2002, AMLI owned thirty-three apartment properties ("Wholly-owned communities") and owned interests in forty-six apartment properties ("Partnership communities") that, in the aggregate, were comprised of 30,203 apartment homes. Seventy-one of these communities containing 27,446 apartment homes were stabilized as of September 30, 2002 and eight communities containing 2,757 apartment homes were under development or in lease-up at that date. Operating results for the Company's Wholly-owned communities are reflected on the Company's Consolidated Statements of Operations under Revenues and Expenses as well as under Income from Discontinued Operations in accordance with SFAS 144. The Company's share of operating results from all Partnership communities is included in Income from partnerships.

      The Company distinguishes between stabilized communities, that include Same Store communities, New communities and Acquisition communities, from Development and lease-up communities, each of which are defined as follows:

      . Same Store communities - stabilized communities that were owned as of January 1, 2001.

      . New communities - stabilized communities developed by the Company after January 1, 2001.

      . Acquisition communities - stabilized communities acquired by the Company after January 1, 2001.

      . Development and lease-up communities - communities being developed by the Company that are not stabilized.

      . Communities sold or contributed to ventures - reflects operations through the date a community was sold or contributed to ventures.

      The Company uses Net Operating Income ("NOI") to measure the operating results of its communities. NOI is computed before interest, taxes, depreciation and amortization and is the result of deducting property operating expenses from rental and other property revenues. This performance measure is not intended as a replacement for net income determined in accordance with generally accepted accounting principles ("GAAP").


WHOLLY-OWNED COMMUNITIES

      For the nine months ended September 30, 2002, revenues from Wholly-owned communities decreased from the same period a year ago, while operating expenses increased. The overall decrease in NOI was the result of weak market conditions and the Company's owning less wholly-owned apartment homes during 2002 than in 2001. Since January 1, 2001, the Company has sold four stabilized communities containing a total of 1,668 apartment homes. During the same period, the Company has acquired a total of 1,328 apartment homes in five stabilized communities.

      Revenues, operating expenses and NOI from Wholly-owned communities for the nine months ended September 30, 2002 and 2001 are summarized as follows:

                                        Nine Months Ended
                                          September 30,
                                      --------------------     Increase
                                       2002         2001      (Decrease)
                                      -------      -------    ---------
Total Wholly-Owned
Community Revenues
------------------
 Same Store communities . . . . .    $ 72,317       74,058       (1,741)
 Development and lease-up
   communities. . . . . . . . . .          56        --              56
 Acquisition communities. . . . .       9,919        3,853        6,066
 Communities sold or contri-
   buted to ventures. . . . . . .       3,098        8,367       (5,269)
                                      -------      -------      -------
    Total . . . . . . . . . . . .     $85,390       86,278         (888)
                                      =======      =======      =======

    Continuing operations . . . .     $82,292       82,394         (102)

    Discontinued operations . . .       3,098        3,884         (786)
                                      =======      =======      =======

                                        Nine Months Ended
                                          September 30,
                                      --------------------     Increase
                                       2002         2001      (Decrease)
                                      -------      -------    ---------
Total Wholly-Owned
Community Operating Expenses
----------------------------
 Same Store communities . . . . .     $29,408       29,653         (245)
 Development and lease-up
   communities. . . . . . . . . .         189        --             189
 Acquisition communities. . . . .       4,131        1,387        2,744
 Communities sold or contri-
   buted to ventures. . . . . . .       1,322        3,447       (2,125)
                                      -------      -------      -------
    Total . . . . . . . . . . . .     $35,050       34,487          563
                                      =======      =======      =======

    Continuing operations . . . .     $33,728       33,003          725

    Discontinued operations . . .       1,322        1,484         (162)
                                      =======      =======      =======

Total Wholly-Owned
Community Net Operating Income
------------------------------
 Same Store communities . . . . .     $42,909       44,405       (1,496)
 Development and lease-up
   communities. . . . . . . . . .        (133)       --            (133)
 Acquisition communities. . . . .       5,788        2,466        3,322
 Communities sold or contri-
   buted to ventures. . . . . . .       1,776        4,920       (3,144)
                                      -------      -------      -------
    Total . . . . . . . . . . . .     $50,340       51,791       (1,451)
                                      =======      =======      =======

    Continuing operations . . . .     $48,564       49,391         (827)

    Discontinued operations . . .       1,776        2,400         (624)
                                      =======      =======      =======


PARTNERSHIP COMMUNITIES

      For the nine months ended September 30, 2002, both revenues and operating expenses from Partnership communities increased from the same period a year ago. The increases were primarily the result of the Company's owning more partnership apartment homes during 2002 than in 2001.

The Company, through joint ventures with institutional investors, has completed or has under development and begun rental operations of eight communities. Since January 1, 2001, four Partnership communities with a total of 1,460 apartment homes were stabilized. Four Partnership communities, containing a total of 1,385 apartment homes, were in lease-up as of September 30, 2002 and are anticipated to reach stabilization in 2002 and 2003. In addition, the Company invested in three co-investment partnerships, which acquired three stabilized communities containing a total of 1,421 apartment homes, and sold four communities containing a total of 1,242 apartment homes. These sales and weak market conditions have contributed to a decrease in Partnership communities' NOI and the Company's share thereof.

      Revenues, operating expenses and NOI from Partnership communities for the nine months ended September 30, 2002 and 2001 are summarized as follows:

                                        Nine Months Ended
                                          September 30,
                                     ---------------------     Increase
                                       2002         2001      (Decrease)
                                     --------      -------    ---------
Total Co-investment
Community Revenues
-------------------
 Same Store communities . . . . .    $ 96,937      101,594       (4,657)
 New communities. . . . . . . . .       7,911        7,180          731
 Development and lease-up
   communities. . . . . . . . . .       6,741        1,344        5,397
 Acquisition communities. . . . .       7,845        3,863        3,982
 Communities sold or contri-
   buted to ventures. . . . . . .       5,557       10,822       (5,265)
                                     --------      -------      -------
    Total . . . . . . . . . . . .    $124,991      124,803          188
                                     ========      =======      =======

 Company's share of co-investment
   total revenues . . . . . . . .    $ 39,412       39,651         (239)
                                     ========      =======      =======

Total Co-investment Community
Operating Expenses
----------------------------
 Same Store communities . . . . .    $ 38,576       38,437          139
 New communities. . . . . . . . .       2,787        2,590          197
 Development and lease-up
   communities. . . . . . . . . .       3,787        1,243        2,544
 Acquisition communities. . . . .       2,949        1,363        1,586
 Communities sold or contri-
   buted to ventures. . . . . . .       2,561        4,830       (2,269)
                                     --------      -------      -------
    Total . . . . . . . . . . . .    $ 50,660       48,463        2,197
                                     ========      =======      =======

 Company's share of co-invest-
   ment property operating
   expenses . . . . . . . . . . .    $ 15,898       15,218          680
                                     ========      =======      =======

Total Co-investment Community
Net Operating Income
-----------------------------
 Same Store communities . . . . .     $58,361       63,157       (4,796)
 New communities. . . . . . . . .       5,124        4,590          534
 Development and lease-up
   communities. . . . . . . . . .       2,954          101        2,853
 Acquisition communities. . . . .       4,896        2,500        2,396
 Communities sold or contri-
   buted to ventures. . . . . . .       2,996        5,992       (2,996)
                                      -------      -------      -------
    Total . . . . . . . . . . . .     $74,331       76,340       (2,009)
                                      =======      =======      =======
 Company's share of co-invest-
   ment property NOI. . . . . . .     $23,514       24,433         (919)
                                      =======      =======      =======

SAME STORE COMMUNITIES

      As of September 30, 2002, 22,837 apartment homes, or 83.1% of total apartment homes in the Company's stabilized communities, were categorized as Same Store communities, of which 10,523 apartment homes were in Wholly-owned communities and 12,314 apartment homes were in Partnership communities. The following commentary is based primarily on an analysis of the AMLI's Same Store portfolio since the operating results of stabilized communities owned over comparable periods provides a valid perspective of market conditions affecting the Company's portfolio, as a whole. For purposes of this discussion and analysis, 100% of the results of operations of the Company's Partnership communities is combined with the Company's Wholly-owned communities.

RENTAL REVENUE

      The Company experienced a reduction in rental revenue during the third quarter by 1.6% and in total revenue of 1% versus the second quarter of 2002. Neither sequential decline was unexpected given the disequilibrium of supply/demand factors being experienced in the multifamily sector. Both total and rental revenue have remained essentially flat through the first three quarters of 2002, although substantially below comparable levels of a year ago. The third quarter has historically been the strongest quarter for leasing activity in the Company's portfolio. Unfortunately, this normal trend in rental revenue growth did not materialize during this past quarter.

      Effective rental rates on both new rentals and renewals continued to be under pressure as the U.S. apartment industry continues to be negatively impacted by (a) the lack of any meaningful job creation, (b) the delivery of new supply, and (c) the availability of low interest rates and low down payment programs siphoning off renters to all types of for sale housing. However, physical occupancies at the Company's communities generally remained in the low 90%'s providing evidence of a level of underlying demand. Occupancy for Same Store communities averaged 91.3% for the three months ended September 30, 2002, a decrease of 1.6% compared to 92.8% for the same period in 2001.

      A number of key metrics that provide information on the Company and the industry are concessions, traffic, bad debt and turnover trends. During the third quarter, traffic at Same Store communities declined slightly from this year's second quarter by 2.7% but was up slightly from the third quarter last year by 3.7%. As noted earlier, the third quarter should show the highest level of traffic and leases, and the decline from the second quarter is symptomatic of the sluggish economy. Additionally, as less traffic visited communities, apartment operators generally emphasized maintaining occupancy levels through the use of concessions. The Company saw an increase of 9% in concessions versus the second quarter. Although this increase was lower than in the previous two quarters, the need to increase incentives to maintain occupancy still existed due to weak demand and increased supply.

      Across AMLI's portfolio, concessions granted averaged approximately one month of free rent, with market-to-market variations above and below the average at individual communities. New residents are typically paying less than those who have just moved out of the same apartment home. Concessions are being granted to both new residents as well as those residents wishing to renew their leases. As conditions have weakened and new residents move in on a rate that is less than that of the departing residents, current residents who renew want to be granted the same new effective rent, thus pulling down average total revenue earned. Throughout the industry, operators are collecting less today due to this situation.

      As employment conditions continued to be weak, bad debt costs increased. Residents who lost jobs or faced severe salary reductions were unable to continue to pay their rent. The Company's bad debt (calculated as % of revenue collections and not gross potential rent) rose 6% to 1.85%. Finally, annualized turnover rates remained flat at 70%, with 25% of those leaving doing so to buy homes, townhouses or condominiums.

OCCUPANCY

      The following chart shows weighted average physical occupancy, calculated on a daily basis, for all Same Store communities for each of AMLI's markets and for the AMLI portfolio in total:

              DAILY WEIGHTED AVERAGE OF PHYSICAL OCCUPANCY (A)
                           SAME STORE COMMUNITIES

                                          Quarter Ended
                      --------------------------------------------------
                                   2002                       2001
                      ------------------------------------------------
                      Sept 30    Jun 30     Mar 31    Dec 31     Sept 30
                      --------   -------    -------   -------    -------
Dallas                  90.8%     92.0%      91.2%     91.0%      93.5%
Atlanta                 89.8%     90.0%      90.1%     89.9%      93.0%
Austin                  92.9%     91.4%      91.7%     90.6%      90.6%
Houston                 92.9%     91.6%      91.1%     95.3%      95.5%
Indianapolis            93.4%     91.7%      90.0%     89.4%      92.0%
Kansas City             91.9%     93.2%      89.5%     89.9%      92.6%
Chicago                 92.5%     92.0%      87.6%     86.3%      92.9%
Denver                  83.8%     85.4%      88.5%     89.4%      89.2%
                       ------    ------     ------    ------     ------
Total Portfolio         91.3%     91.4%      90.3%     90.1%      92.8%
                       ======    ======     ======    ======     ======

      Additional physical occupancy information for each community in the AMLI portfolio is shown as of the end of the quarter in the Occupancy section below.

      In addition to physical occupancy as an indicator of market conditions, some in the apartment industry measure economic occupancy as well. Because the calculation of economic occupancy typically adjusts the value of vacancies and concessions, among other items from market rents, many believe that it is a better indicator of market fundamentals. Since there is no consistent industry measurement of economic occupancy and the calculation is derived from many variable inputs, AMLI prefers to measure total revenue earned per each occupied apartment. Since the Company's policy is to reserve as a bad debt any rent or other payments due from a resident that is more than 30 days delinquent, revenue earned for purposes of this analysis is essentially equal to collected rent per unit, another metric used by some in the apartment industry.

      The following chart shows weighed average total revenue per occupied apartment home for Same Store communities for each of AMLI's markets and for the AMLI portfolio in total:

                  WEIGHTED AVERAGE TOTAL REVENUE EARNED (B)
                         PER OCCUPIED APARTMENT HOME
                           SAME STORE COMMUNITIES
                                                             Nine Months
                                                                Ended
                                                           ---------------
                          2002                 2001        2002     2001
                ------------------------ ---------------- -------  -------
                Sept 30  Jun 30  Mar 31   Dec 31  Sept 30 Sept 30  Sept 30
                -------  ------- -------  ------- ------- -------  -------
Dallas           $  830   $  835  $  841   $  846  $  850  $  836   $  841
Atlanta             884      895     914      928     945     897      940
Austin              857      875     890      918     942     874      961
Houston           1,069    1,076   1,070    1,065   1,048   1,072    1,013
Indianapolis        780      774     776      782     786     777      785
Kansas City         846      855     874      883     879     858      889
Chicago           1,136    1,152   1,173    1,197   1,195   1,154    1,177
Denver            1,168    1,158   1,168    1,196   1,183   1,165    1,206
                 ------   ------  ------   ------  ------  ------   ------
Total Portfolio  $  898   $  907  $  919   $  932  $  938  $  908   $  934
                 ======   ======  ======   ======  ======  ======   ======

      (a) Occupied apartments include community models and exclude apartments not in service due to fire, flood or otherwise.

      (b) Calculated by taking the simple average of each of the three months in the quarter. Each month's calculation is made by dividing that month's accrual basis rental and other income (total community revenues) by the weighted average number of apartments occupied during the month.


AMLI'S MARKETS

      The following provides commentary about each of AMLI's markets. Statistical information relates to Same Store communities, including Wholly-owned and Partnership communities at 100%, for the first nine months of 2002, compared to actual monthly rental revenue for the twelve months of 2001.

      DALLAS/FORTH WORTH, which represented 27% of total revenue in the third quarter, showed deteriorating fundamentals as new supply and reduced demand impacted operations. Traffic was essentially flat quarter to quarter and year over year, but rental revenue declined by 2.3% for the nine months ended September 30, 2002 compared to a year ago, as concessions increased by 15%. Market-wide absorption was negative for the quarter and occupancy dropped by 2.9% from a year earlier. Ft. Worth held up better than Dallas due to less supply. The DFW economy continued to be battered by telecom and high-tech layoffs as well as problems at American Airlines. Unemployment as of August 30, 2002 stood at 7%, down slightly from a peak of 7.5% in June. With 13,000 new units under construction, Dallas will struggle until the economic rebound starts to produce jobs.

      ATLANTA, which represented 22% of total revenue in the third quarter, experienced a continued decline in revenue over the second quarter but at a slower pace. Revenue, after dropping steadily since March, showed a slight pick up in September. Market wide, occupancies seem to have stabilized and the growth in the magnitude of concessions has also slowed. Unfortunately, with 13,000 new units still in the pipeline, the Atlanta market will continue to be under pressure, especially those stabilized communities that compete with new lease-ups. Given that Atlanta experienced some job growth during the first nine months, there is reason to believe that even if the market has not hit bottom, it's fall has slowed.

      CHICAGO, which represented 15% of total revenue for the quarter, slipped slightly by 0.8% versus the second quarter after showing increased revenue the first two quarters. Two factors continue to impact Chicago - the highest level of move-outs due to home purchases (33% during the quarter) and a very weak economy. Traffic has fallen every month since March, dropping 14.8% from this year's second quarter. With continuing job layoffs creating a fear of a long delayed recovery or double dip recession in Chicago, future occupancy gains will be made only at the expense of effective rent.

      AUSTIN, which represented 12% of total revenue for the quarter, continued to experience revenue deterioration, albeit at a slower pace. Total revenue declined by 0.5% from the second quarter after a 1.9% decline from the first to the second quarter. This improvement was created by a 1.6% occupancy increase and deceleration in the growth of concessions. After increasing 17.6% in the second quarter, concessions increased only 2.7%. Austin also experienced its first positive job growth (1,600 jobs on a trailing twelve month non-seasonally adjusted basis). During the third quarter, Austin experienced positive absorption of new units, but with 11,000 units still under construction, future improvements in collected revenue will depend on a continued improvement in the economy.

      KANSAS CITY, which represented 9% of total revenue during the third quarter, experienced a 2.7% decrease in rental revenue from the second quarter, after a 2.3% increase from the first to the second quarter. The economy in Kansas City has slowed, reversing job growth over the past ten months. September's BLS numbers showed a year over year loss of 5,400 jobs and a continued increase in the unemployment rate. At the same time, the market is still trying to absorb a large amount of new supply introduced in the past 9-12 months. Occupancy declined to 91.9% in the quarter from 93.2% in the second quarter and 92.6% a year ago. Going forward, while multifamily permits have flattened and are down from a year ago, without job growth, absorption of new units will be a challenge.

      INDIANAPOLIS, which represented 7% of total revenue during the quarter, showed a sequential increase of 2.6% in revenue. Occupancy for competing properties in the Indianapolis area was 90.4% versus the Company's 93.4%. Concessions were reduced by 18% versus the second quarter, a positive sign. Although annualized permits have trended up over the past nine months, a little job growth should keep this market in balance.

      HOUSTON, which represented 6% of total revenue during the third quarter, continued to experience revenue growth, albeit at a slowing pace. After maintaining strong job growth through most of 2001, Houston began to lose jobs during the first two quarters of 2002 while staying relatively flat in the third quarter when measured on a year over year basis. Additionally, new construction is heavily concentrated within the 610 Loop submarket, which contains three of the Company's four Same Store communities. Market wide, Houston metro experienced negative absorption during the quarter. Relatively moderate new supply (7,000+ units) over the next twelve months may be the saving grace for this market if job growth remains flat. However, if job losses begin to persist, this market could follow the same decline in revenue experienced in some of the Company's other markets.

      DENVER, which represented 2% of total revenue during the third quarter, continued to be much challenged due to the combination of weak job growth and too much supply. Average occupancies in "A" (1990+) product in the Company's three submarkets averaged below 90% for the quarter. With 5,000-7,000 new units still in the pipeline, over 3% of stabilized inventory, continued weak job growth and a reasonably high amount of home purchases, Denver will be challenged merely to maintain current levels of revenues.


OTHER COMMUNITY REVENUES

      Includes non-rental income items such as revenues from parking garages and carports, laundry facilities, washer/dryer rentals, phone and cable, vending, application fees, late fees, termination fees, month-to-month fees, pet charges and other such items.

TOTAL OPERATING COSTS PER SAME STORE APARTMENT HOME

      The following summarizes the combined cost of operating expenses and capital expenditures (excluding acquisition and rehab capital expenditures, as described below) per apartment home for the Company's Same Store Wholly-owned communities and Partnership communities (at 100%) for the nine months ended September 30, 2002 and 2001:

                               Nine Months Ended September 30, 2002
                       --------------------------------------------------
                                      Partnership
                        Wholly-owned  Communities              Per Unit
                         Communities    at 100%      Total   (annualized)
                        ------------ ------------  ----------------------
Community operating
  expenses. . . . . . .    $ 29,408       38,576      67,984       3,969
Capital expenditures. .       2,922        2,195       5,117         299
                           ========     ========    ========    ========
Number of Same Store
  apartment homes . . .      10,523       12,314      22,837
                           ========     ========    ========
Number of Same Store
  communities . . . . .          26           32          58
                           ========     ========    ========

                               Nine Months Ended September 30, 2001
                       --------------------------------------------------
                                      Partnership
                        Wholly-owned  Communities              Per Unit
                         Communities    at 100%      Total   (annualized)
                        ------------ ------------  ----------------------
Community operating
  expenses. . . . . . .    $ 29,653       38,436      68,089       3,975
Capital expenditures. .       3,895        1,846       5,741         335
                           ========     ========    ========    ========


SAME STORE OPERATING EXPENSES

      The following shows detail of operating expenses for the Company's Same Store Wholly-owned communities and Partnership communities (at 100%) for the nine-month periods ended September 30, 2002 and 2001:

                                                            Per Unit
                                  Nine Months Ended       (annualized)
                                 -------------------  -------------------
                                   2002       2001      2002       2001
                                 --------   --------  --------   --------
OPERATING EXPENSES
 Personnel. . . . . . . . . . .  $ 15,526     16,117       906        941
 Advertising and promotion. . .     3,361      3,764       196        220
 Utilities. . . . . . . . . . .     4,606      5,098       269        298
 Building repairs and
  maintenance and services. . .     7,823      8,121       457        474
 Landscaping and grounds
  maintenance . . . . . . . . .     3,355      3,334       196        195
 Real estate taxes. . . . . . .    22,831     22,213     1,333      1,297
 Insurance. . . . . . . . . . .     2,714      1,680       158         98
 Property management fees . . .     6,005      5,962       351        348
 Other operating expenses . . .     1,763      1,800       103        104
                                 --------   --------   -------    -------
    Total . . . . . . . . . . .  $ 67,984     68,089     3,969      3,975
                                 ========   ========   =======    =======

      The following provides additional detail for certain of the above expenditures for the nine months ended September 30, 2002 and 2001. Note that actual expenses in some categories for the full year ended
December 31, 2002 and 2001 will be less then the annualized Per Unit amounts shown due to seasonal effects.

                                                            Per Unit
                                  Nine Months Ended       (annualized)
                                 -------------------  -------------------
                                   2002       2001      2002       2001
                                 --------   --------  --------   --------
BUILDING REPAIRS AND MAINTENANCE
 Painting (interior). . . . . .  $  1,672      1,691        98         99
 Painting (exterior). . . . . .       515        766        30         45
 Carpet and vinyl . . . . . . .     1,169      1,270        68         74
 Wallpaper and mini-blinds. . .       179        158        10          9
 Carpentry, glass and hardware.       436        404        26         24
 Heating and air conditioning .       198        194        12         11
 Plumbing . . . . . . . . . . .       304        306        18         18
 Appliances . . . . . . . . . .       162        179         9         10
 Electrical . . . . . . . . . .       188        218        11         13
 Parking lots/resurfacing . . .       186        156        11          9
 Swimming pools and amenity
  areas . . . . . . . . . . . .       395        354        23         21
 Other repairs and
  maintenance . . . . . . . . .       736        439        43         26
                                 --------   --------  --------   --------
   Total building repairs and
     maintenance. . . . . . . .     6,140      6,135       359        359
                                 --------   --------  --------   --------

CONTRACT SERVICES
 Property monitoring services .       480        398        28         23
 Rubbish collection services. .       235        511        14         30
 Cleaning services. . . . . . .       594        691        34         40
 Pest control services. . . . .       222        229        13         13
 Other services . . . . . . . .       152        157         9          9
                                 --------   --------  --------   --------
   Total contract services. . .     1,683      1,986        98        115
                                 --------   --------  --------   --------
   Total building repairs
     and maintenance and
     services . . . . . . . . .  $  7,823      8,121       457        474
                                 ========   ========  ========   ========

LANDSCAPING AND
 GROUND MAINTENANCE
 Lawn maintenance . . . . . . .  $  2,731      3,081       160        180
 All other. . . . . . . . . . .       624        253        36         15
                                 --------   --------  --------   --------
    Total . . . . . . . . . . .  $  3,355      3,334       196        195
                                 ========   ========  ========   ========


CAPITAL EXPENDITURES

General

      Capital expenditures are those made for assets having a useful life in excess of one year and include replacements, including carpeting and appliances, and betterments, such as unit upgrades, enclosed parking facilities and similar items.

      In general, the Company expenses any expenditure less than $2.5. The following summarizes capital expenditures incurred in connection with the Company's portfolio of Same Store Wholly-owned communities and Partnership communities (at 100%) for the nine months ended September 30, 2002 and 2001.

                               Nine Months Ended September 30, 2002
                       --------------------------------------------------
                                      Partnership
                        Wholly-owned  Communities              Per Unit
                         Communities    at 100%      Total   (annualized)
                        ------------ ------------  ----------------------
CAPITAL EXPENDITURES
 Carpet . . . . . . . .    $  1,471        1,419       2,890         169
 Roof replacements
  and improvements. . .         616           17         633          37
 HVAC and maintenance
  equipment . . . . . .         267          204         471          28
 Land improvements,
  landscaping and
  irrigation. . . . . .          56          103         159           9
 Building improve-
  ments . . . . . . . .         101           36         137           8
 Clubhouse, pool and
  other amenities . . .          93          141         234          14
 Major appliances . . .         182           75         257          15
 Furniture, fixtures
  and equipment . . . .          41           63         104           6
 Other. . . . . . . . .          95          137         232          13
                           --------     --------    --------     -------
    Total . . . . . . .    $  2,922        2,195       5,117         299
                           ========     ========    ========     =======


                               Nine Months Ended September 30, 2001
                       --------------------------------------------------
                                      Partnership
                        Wholly-owned  Communities              Per Unit
                         Communities    at 100%      Total   (annualized)
                        ------------ ------------  ----------------------
CAPITAL EXPENDITURES
 Carpet . . . . . . . .    $  1,465        1,263       2,728         159
 Roof replacements
  and improvements. . .         446           32         478          28
 HVAC and maintenance
  equipment . . . . . .         344          205         549          32
 Land improvements,
  landscaping and
  irrigation. . . . . .         578           53         631          37
 Building improve-
  ments . . . . . . . .          73            6          79           5
 Clubhouse, pool and
  other amenities . . .         389          110         499          29
 Major appliances . . .         221           63         284          17
 Furniture, fixtures
  and equipment . . . .         200           65         265          15
 Other. . . . . . . . .         179           49         228          13
                           --------     --------    --------     -------
    Total . . . . . . .    $  3,895        1,846       5,741         335
                           ========     ========    ========     =======

ACQUISITION COMMUNITIES

      In conjunction with acquisitions of communities, it is the Company's policy to provide in its acquisition budgets adequate funds to complete any deferred maintenance items and to otherwise make the communities acquired competitive with comparable newly constructed communities. In some cases, the Company will provide in its acquisition budget additional funds to upgrade or otherwise improve new acquisitions.

      The following summarizes capital expenditures incurred in connection with upgrading or improving newly acquired Wholly-owned and Partnership communities for the nine months ended September 30, 2002 and 2001:

                                   Nine Months Ended September 30, 2002
                                 ----------------------------------------
                                                  Partnership
                                  Wholly-owned    Communities
                                   Communities      at 100%      Total
                                  ------------   ------------  ----------
Land improvements, landscaping
  and irrigation. . . . . . . .      $     99             45         144
Signage . . . . . . . . . . . .            30             13          43
Clubhouse, pool and other
  amenities . . . . . . . . . .           115             29         144
HVAC and maintenance equipment.            48              4          52
Other . . . . . . . . . . . . .            86             50         136
                                     --------       --------    --------
                                     $    378            141         519
                                     ========       ========    ========


                                   Nine Months Ended September 30, 2001
                                 ----------------------------------------
                                                  Partnership
                                  Wholly-owned    Communities
                                   Communities      at 100%      Total
                                  ------------   ------------  ---------
Building improvements . . . . .      $     38             74         112
Land improvements, landscaping
  and irrigation. . . . . . . .            80            430         510
Parking lot . . . . . . . . . .            42             61         103
Signage . . . . . . . . . . . .         --                97          97
Clubhouse, pool and other
  amenities . . . . . . . . . .            50            136         186
HVAC and maintenance equipment.            20             52          72
Furniture, fixture and
  equipment . . . . . . . . . .            14             87         101
Other . . . . . . . . . . . . .            55             93         148
                                     --------       --------    --------
                                     $    299          1,030       1,329
                                     ========       ========    ========


REHAB EXPENDITURES

      The Company defines a renovation and rehabilitation of a community ("Rehab") as a capital improvement program involving significant repairs, replacements and improvements at an aggregate cost of at least the greater of $3 per apartment home or 5% of the value of the entire apartment community. All costs (except costs to routinely paint the interiors of units at turnover) associated with a Rehab will be capitalized and depreciated over their policy lives.

      During the period 1999-2001, the Company undertook four Rehabs, AMLI at Spring Creek, AMLI at Riverbend, AMLI of North Dallas and AMLI at Valley Ranch. All, except for AMLI at Valley Ranch, were completed in 2001. At September 30, 2002, the Company was continuing the Rehab of the second phase of AMLI at Valley Ranch; the community's first phase Rehab commenced in 1999 and was completed in 2001. The second phase was begun immediately thereafter with completion expected to occur in late 2002. Starting in 1999 and through September 30, 2002, the Company has spent an aggregate $2,990 on the Rehab of this property, of which $695 has been incurred in 2002, and expects to spend an additional $170 in 2002 to complete the Rehab of the second phase.


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 TO THREE MONTHS ENDED SEPTEMBER 30, 2001.

      Income from continuing operations before minority interest decreased to $6,335 for the three months ended September 30, 2002 from $22,263 for the three months ended September 30, 2001 which was primarily attributable to a large gain from the sale of a community in 2001 offset in part by a decrease in interest expense.

      The following table shows comparative condensed results of operations for the three months ended September 30, 2002 and 2001:

                                       Three Months Ended
                                          September 30,
                                      --------------------     Increase
                                       2002         2001      (Decrease)
                                      -------      -------    ---------

Community revenues. . . . . . . .     $27,380       27,824         (444)
Other income. . . . . . . . . . .       2,985        5,179       (2,194)
                                      -------      -------      -------
    Total revenues. . . . . . . .      30,365       33,003       (2,638)
                                      -------      -------      -------

Community operating expenses. . .      12,028       11,628          400
Interest expense and amortiza-
  tion of financing costs . . . .       6,235        6,978         (743)
Depreciation. . . . . . . . . . .       5,307        4,960          347
General and administrative. . . .       1,138        1,221          (83)
                                      -------      -------      -------
    Total expenses. . . . . . . .      24,708       24,787          (79)
                                      -------      -------      -------
Income from continuing opera-
  tions before share of
  gains on sales of rental
  communities . . . . . . . . . .       5,657        8,216       (2,559)
Gains on sales of rental
  communities . . . . . . . . . .         678       14,047      (13,369)
                                      -------      -------      -------
Income from continuing
  operations before minority
  interest. . . . . . . . . . . .       6,335       22,263      (15,928)
Minority interest . . . . . . . .         739        3,498       (2,759)
                                      -------      -------      -------
Income from continuing
  operations. . . . . . . . . . .       5,596       18,765      (13,169)
                                      -------      -------      -------

Income from discontinued
  operations, net of minority
  interest. . . . . . . . . . . .         229          479         (250)
Gain on sale of discontinued
  operations, net of minority
  interest. . . . . . . . . . . .      11,827        --          11,827
                                      -------      -------      -------
Income from discontinued
  operations, net of minority
  interest. . . . . . . . . . . .      12,056          479       11,577
                                      -------      -------      -------
Net income. . . . . . . . . . . .     $17,652       19,244       (1,592)
                                      =======      =======      =======

      A $2,638, or 8.7%, decrease in total revenues was due to the disposition of a 590-apartment homes community in August of 2002 and the decline in general economic conditions. On a same community basis, total community revenues decreased by $1,375, or 5.5%, and NOI decreased by $1,310, or 8.9%.

      Interest and share of income from Service Companies increased in 2002 as a result of no amortization of goodwill recorded in 2002 in accordance with Statement of Financial Accounting Standards No. 142 "Accounting for Goodwill and Other Intangible Assets" ("SFAS 142"), which was partially offset by higher depreciation expense relating to the information technology system.

      Income from partnerships decreased to $1,569 from $2,173, or 27.8% This decrease in income was due to the sales of two communities in April of 2002 and a community in August 2002, and the decline in general economic conditions. The decrease in income was offset in part by the acquisition of two stabilized communities through two new co-investment partnerships and stabilization of one 400-unit community during the second quarter of 2002. On a same community basis, total community revenues decreased by $2,033, or 5.9%, and net operating income decreased by $1,941 or 9.3%.

      Community operating expenses increased by $400, or 3.4%, mainly due to increases in insurance and real estate tax expense. In addition, the decrease in management fees as a result of lower revenues was offset by an increased rate charged by AMC for managing the Company's wholly-owned properties. On a same community basis, community operating expenses decreased by $65, or 0.6%.

      Interest expense, net of the amounts capitalized, decreased to $6,065 from $6,824, or 11.1%, primarily due to lower interest rates on the Company's floating-rate bonds.

      General and administrative expenses decreased slightly for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. The decrease is primarily due to lower deal costs written off in 2002, offset in part by higher personnel costs as a result of increased number of employees. In 2001, the Company had written-off its investment in broad band technology.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2002 TO NINE MONTHS ENDED SEPTEMBER 30, 2001.

      Income from continuing operations before minority interest decreased to $21,111 for the nine months ended September 30, 2002 from $45,211 for the nine months ended September 30, 2001 which was primarily attributable to a large gain from the sale of a rental community in 2001, lower income from partnerships and lower promoted interests in 2002, offset in part by a decrease in interest expense.

      The following table shows comparative condensed results of operations for the nine months ended September 30, 2002 and 2001:

                                        Nine Months Ended
                                          September 30,
                                      --------------------     Increase
                                       2002         2001      (Decrease)
                                      -------      -------    ---------

Community revenues. . . . . . . .     $82,292       82,395         (103)
Other income. . . . . . . . . . .       9,309       11,797       (2,488)
                                      -------      -------      -------
    Total revenues. . . . . . . .      91,601       94,192       (2,591)
                                      -------      -------      -------

                                        Nine Months Ended
                                          September 30,
                                      --------------------     Increase
                                       2002         2001      (Decrease)
                                      -------      -------    ---------

Property operating expenses . . .      33,726       33,004          722
Interest expense and amortiza-
  tion of financing costs . . . .      18,423       20,202       (1,779)
Depreciation. . . . . . . . . . .      15,733       15,181          552
General and administrative. . . .       3,891        3,890            1
                                      -------      -------      -------
    Total expenses. . . . . . . .      71,773       72,277         (504)
                                      -------      -------      -------
Income from continuing opera-
  tions before share of
  gains on sales of rental
  communities . . . . . . . . . .      19,828       21,915       (2,087)
Gains on sales of rental
  communities . . . . . . . . . .       1,283       23,296      (22,013)
                                      -------      -------      -------

Income from continuing
  operations before minority
  interest. . . . . . . . . . . .      21,111       45,211      (24,100)
Minority interest . . . . . . . .       2,555        6,822       (4,267)
                                      -------      -------      -------
Income from continuing
  operations. . . . . . . . . . .      18,556       38,389      (19,833)
                                      -------      -------      -------

Income from discontinued
  operations, net of minority
  interest. . . . . . . . . . . .       1,220        1,485         (265)
Gain on sale of discontinued
  operations, net of minority
  interest. . . . . . . . . . . .      11,827        --          11,827
                                      -------      -------      -------
Income from discontinued
  operations, net of minority
  interest. . . . . . . . . . . .      13,047        1,485       11,562
                                      -------      -------      -------
Net income. . . . . . . . . . . .     $31,603       39,874       (8,271)
                                      =======      =======      =======

      Total community revenues remained flat as increases from properties acquired were offset by reductions from the sale of a large community. Other community revenues include increases in various fees charged to residents. On a same community basis total community revenues decreased by $1,741, or 2.4%, and net operating income decreased by $1,496, or 3.4%.

      The Company operates, owns and manages apartments in eight metropolitan areas. A combination of an over-supply of rental apartments in the Company's markets coupled with a general business slow-down has contributed to overall decline in collected revenues.

      Interest and share of loss from the Service Companies decreased by $107, or 38.1%, a result of not recording amortization of goodwill in accordance with SFAS 142. The decrease in loss was partially offset by higher depreciation expense relating to the information technology system and lower general contractor's fee income.

      Information technology expenditures incurred by AMLI Management Company ("AMC") are capitalized and are being depreciated over five years. Primarily because of increased expenditures for information technology for corporate and on-site systems, AMC increased the management fee it charges the Company for managing its wholly-owned properties to 3% from 2.5% effective July 1, 2001.

      Income from partnerships decreased by $1,054 or 15.3%. This decrease was a result of sales of three communities during 2002 and one large community in 2001 and the decline in general economic conditions. The decrease in income was offset in part by the acquisition of three stabilized communities through three new co-investment partnerships and stabilization of 1,460 units of four communities under development in 2002 and 2001. On a same community basis, total community revenues decreased by $4,657, or 4.6%, and net operating income decreased by $4,796 or 7.6%.

      Community operating expenses increased by $722, or 2.2%. This increase is principally due to increases in insurance and real estate tax expense. In addition, management fees increased as a result of higher fees charged by AMC for managing the Company's wholly-owned communities. On a same community basis, community operating expenses decreased by $245, or 0.8%.

      Interest expense, net of the amounts capitalized, decreased to $17,949 from $19,603 or 8.4%. The decrease was primarily due to a partial repayment of the Company's short-term borrowings from proceeds of the sale of one community in August 2002 and lower interest rates on the floating-rate bonds.

      General and administrative expenses remained flat for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. The increase in personnel costs as a result of increased number of employees was offset by lower dead deal costs.


LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2002, the Company had $3,639 in cash and cash equivalents and $144,000 in availability under its $200,000 unsecured line of credit. The availability under the line of credit is based on total borrowings of $56,000, including $14,000 borrowed directly by an unconsolidated Service Company affiliate. The borrowings of the Service Company affiliate are guaranteed by the Company. Borrowings under the line of credit bear interest at a rate of LIBOR plus 1.05%.

      At September 30, 2002, thirteen of the Company's Wholly-owned stabilized communities were unencumbered. There are no fixed rate loans on wholly-owned communities with maturity dates prior to July 2003.

      Net cash flows provided by operating activities for the nine months ended September 30, 2002 were $48,034 compared to $38,601 for the nine months ended September 30, 2001. The increase was primarily due to higher distributions from co-investment partnerships and lower interest expense as a result of partial repayment of the Company's short-term borrowings.

      Cash flows used in investing activities for the nine months ended September 30, 2002 decreased to $9,379 from $23,901 for the nine months ended September 30, 2001. The decrease is primarily due to $45,915 distribution as a return of capital and $2,846 additional distribution from refinancing of partnerships' debt and sales of rental communities. The decrease was offset in part by higher expenditures for development costs.

      Net cash flows used in financing activities for the nine months ended September 30, 2002 were $40,908, $24,876 higher than in 2001. The increase was due to $11,839 used to repurchase 569,100 of the Company's common shares of beneficial interest and $16,410 used for repayments of the Company's borrowings.

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

      FFO for the nine months ended September 30, 2002 and 2001 is summarized as follows:
                                                       September 30,
                                                 ------------------------
                                                    2002          2001
                                                 ----------    ----------
      Income from continuing operations
        before minority interest  . . . . . . .  $   21,111        45,211
      Income from discontinued operations
        before minority interest. . . . . . . .      15,716         1,783
      Depreciation (1). . . . . . . . . . . . .      16,040        15,798
      Share of co-investment partnerships'
        depreciation. . . . . . . . . . . . . .       8,902         8,434
      Share of Service Company's goodwill
        amortization. . . . . . . . . . . . . .       --              311
      Gains on sales of rental communities
        including share of gains on sales of
        partnerships' rental communities. . . .      (1,283)      (23,296)
      Gain on disposition of discontinued
        operations. . . . . . . . . . . . . . .     (14,247)        --
                                                 ----------    ----------
      FFO . . . . . . . . . . . . . . . . . . .  $   46,239        48,241
                                                 ==========    ==========
      Weighted average shares and units
        including dilutive shares . . . . . . .  25,920,811    25,043,390
                                                 ==========    ==========

      (1) Includes discontinued operations of $307 and $616 for the nine months ended September 30, 2002 and 2001, respectively.

      The Company expects to pay quarterly dividends from cash available for distribution. Until distributed, funds available for distribution are used to temporarily reduce outstanding balances on the Company's revolving lines of credit.

      The Company has access to private institutional capital as a way to finance selected future acquisition and development activities. In addition, the Company is selectively selling communities. The Company expects to meet its short-term liquidity requirements by using its working capital and any portion of net cash flow from operations not distributed currently. The Company believes that its future net cash flows will be adequate to meet operating requirements in both the short and the long term and provide for payment of dividends by the Company in accordance with REIT requirements.

      The Company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to Federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. In 2000, the Company distributed approximately 90% of its taxable income and designated a portion of its dividends paid during 2001 as a throw back dividend to 2000. The Company's current dividend payment level equals an annual rate of $1.92 per common share, increased on October 29, 2001 from an annual rate of $1.88 per common share. The Company anticipates that all dividends paid in 2002 will be fully taxable, and it will distribute at least 100% of the taxable income.

      The Company has recorded no deferred taxes on gains for financial reporting purposes that have been deferred for income tax reporting purposes because the Company intends to distribute to its shareholders any deferred tax gain upon ultimate realization for income tax reporting purposes.

      The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, repayment of loans for construction, development, and acquisition activities through the issuance of long-term secured and unsecured debt and additional equity securities of the Company or OP Units or through sales of assets. As of September 30, 2002, the Company has a balance of $71,533 that it may issue as common shares or preferred shares in the future under its shelf registration statement.


COMPANY INDEBTEDNESS

      The Company's debt as of September 30, 2002 includes $310,943 which is secured by first mortgages on eighteen of the wholly-owned communities and is summarized as follows:

                             SUMMARY DEBT TABLE
                             ------------------

Type of                Weighted Average           Outstanding   Percent
Indebtedness             Interest Rate              Balance     of Total
------------           ----------------           -----------   --------
Fixed Rate
Mortgages                    7.1%                   $310,943      77.1%

Tax-Exempt          Tax-Exempt Rate + 1.23%           50,250      12.5%
Bonds (1)           Tax-Exempt Rate + 1.25%

Lines of
Credit (2)               LIBOR + 1.05%                42,000      10.4%
                                                    --------     ------
     Total                                          $403,193     100.0%
                                                    ========     ======
--------------------

(1) The tax-exempt bonds bear interest at a variable tax-exempt rate that is adjusted weekly based on the re-marketing of these bonds (1.80% for AMLI at Spring Creek and for 1.84% AMLI at Poplar Creek at October 24, 2002). The AMLI at Spring Creek bonds mature on
      October 1, 2024 and the related credit enhancement expires on October 15, 2003. The AMLI at Poplar Creek bonds mature on
      February 1, 2024 and the related credit enhancement expires on December 18, 2003.

(2) Amounts borrowed under lines of credit are due in 2003. The interest rate on $55,000 has been fixed pursuant to interest rate swap contracts. Additional interest rate swap contracts on $20,000 have been marked to the value of the related liability in 2001 for payment which will extend through November 2002.

DEVELOPMENT ACTIVITIES

      The Company anticipates completing the $28,400 AMLI Carmel Center within the next nine months. AMLI has begun the development of AMLI Downtown Austin with an estimated $50,920 total costs and had closed on a 30% owned co-investment partnership for this development in October 2002 (note 4 to Financial Statements).

      At September 30, 2002, the Company has made capital contributions totaling $29,887 to the co-investment partnerships currently having development underway, and anticipates funding substantially all of its remaining commitment (net of its share of co-investment debt) of $9,350 during 2002 and 2003 to complete the 2,215 apartment homes being developed by co-investment partnerships.

      There are approximately 45 individuals employed in the Company's construction and development operations at September 30, 2002, which is 70 fewer than were employed at September 30, 2001. The Company's development pipeline of new developments will continue to shrink; no more than three new developments are anticipated to commence in 2003.

      The Company owns land in Ft. Worth, Austin and Houston, Texas; and Kansas City, Kansas, being held for the development of an additional 2,620 apartment homes, or for sale. As of October 1, 2002, the Company sold a 28-acre land parcel to Amrescon. This land parcel located in Austin, Texas, was held by the Company for the development of 480 apartment homes. The Company has made earnest money deposits of $650 for five land parcels for development anticipated to be acquired in future years.

      The Company has postponed active development planning for some of its land parcels in Houston and Forth Worth, Texas, until conditions in those particular submarkets are more favorable for development. The Company expensed $837 and $1,147 of costs associated with carrying these land parcels for the nine months ended September 30, 2002 and 2001, respectively.


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

      An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At September 30, 2002, the Company's exposure (including the Company's proportionate share of its co-investment partnerships' expense) to rising interest rates is mitigated by the existing debt level of approximately 42.0% of the Company's total market capitalization (52.7% including the Company's share of co-investment partnerships' debt), the high percentage of intermediate-term fixed-rate debt (77.1% of total debt), and the use of interest rate swaps to effectively fix the interest rate on $30,000 of floating-rate debt through February 2003, $15,000 through September 2004 and $10,000 through October 2004 (13.6% of total debt). As a result, for the foreseeable future, increases in interest expense resulting from increasing inflation are anticipated to be less than future increases in income before interest and general and administrative expenses.

DISCONTINUED OPERATIONS

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Adoption of SFAS 144 is required for fiscal years beginning after December 15, 2001, and interim periods within those years. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed of," ("SFAS 121") and related literature and establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company has restated its Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and Consolidated Statement of Cash Flows for the nine months ended September 30, 2001 as a result of implementing SFAS 144 to reflect discontinued operations of the property sold as of September 30, 2002. This restatement has no impact on the Company's net income or net income per common share.

      Communities held for sale by co-investment partnerships accounted for using the equity method of accounting are not discontinued operations under the provision of SFAS 144.

      As of September 30, 2002, one rental community sold in 2002 was included in discontinued operations. No interest expense has been allocated to discontinued operations. Condensed financial information of the results of operations for this community is as follows:

                                    Three Months        Nine Months
                                       Ended               Ended
                                    September 30,      September 30,
                                 ------------------  ------------------
                                    2002      2001      2002      2001
                                  -------   -------   -------   -------

Rental income . . . . . . . . .   $   529     1,214     2,904     3,664
Other income. . . . . . . . . .        42        81       194       219
                                  -------   -------   -------   -------
    Total community revenues. .       571     1,295     3,098     3,883

Community operating expenses. .       295       521     1,322     1,483
                                  -------   -------   -------   -------

    Net operating income. . . .       276       774     1,776     2,400

Depreciation expense. . . . . .     --          198       307       617
                                  -------   -------   -------   -------
    Income from discontinued
      operations before
      minority interest . . . .       276       576     1,469     1,783

Minority interest . . . . . . .        47        97       249       298
                                  -------   -------   -------   -------
    Income from discontinued
      operations, net of
      minority interest . . . .       229       479     1,220     1,485
                                  -------   -------   -------   -------
Gain on disposition of
  discontinued operations . . .    14,247     --       14,247     --
Minority interest . . . . . . .     2,420     --        2,420     --
                                  -------   -------   -------   -------
Gain on disposition of
  discontinued operations,
  net of minority interest. . .    11,827     --       11,827     --
                                  -------   -------   -------   -------
Income from discontinued
  operations. . . . . . . . . .   $12,056       479    13,047     1,485
                                  =======   =======   =======   =======

OTHER MATTERS

      Derivative instruments reported on the Consolidated Balance Sheets as liabilities totaled $2,962 and $3,724 as of September 30, 2002 and December 31, 2001, respectively, a $762 decrease. The derivative instruments reported on the Consolidated Balance Sheets as "Accumulated Other Comprehensive Income (Loss)", which are gains and losses not affecting retained earnings in the Consolidated Statement of Shareholders' Equity totaled $4,009 and $4,294 as of September 30, 2002 and December 31, 2001, respectively, a $285 decrease. The adjustments to the shareholders' equity include $1,292 and $1,413 of the Company's share of Other Comprehensive Loss of a co-investment partnership as of September 30, 2002 and December 31, 2001, respectively.

      The Service Companies recorded an after-tax charge against earnings of $259 and $121 for the nine months ended September 30, 2002 and 2001, respectively, pursuant to FIN 44 "Accounting for Certain Transactions Involving Stock Compensation."

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Accounting for Goodwill and Other Intangible Assets" ("SFAS 142"), which requires, among other things, that effective January 1, 2002 goodwill resulting from a business combination accounted for as a purchase no longer be amortized, but be subjected to ongoing impairment review. The only goodwill included in the accounts of the Company and its unconsolidated subsidiaries is $3,300 recorded on the books of an unconsolidated subsidiary. This amount was being amortized using the straight-line method over the five year period, and at December 31, 2001, the remaining unamortized goodwill was $668. As a result of implementing SFAS 142, whereby no amortization will be recorded in 2002, the Company's share of income, net of tax effect, from the unconsolidated subsidiary is increased by approximately $311 for the nine months ended September 30, 2002. The Company has tested the unamortized goodwill remaining on the Service Company's books and no impairment existed as of September 30, 2002.

Pro forma share of income, net of tax, from this unconsolidated subsidiary will be increased by approximately $400 for the year ended December 31, 2002.

     On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." Pursuant to its provisions, the Company may either record additional compensation expense each year based on the fair value of the Options granted in that year, or, as the Company has elected under APB No. 25, record no such additional compensation costs in its consolidated financial statements and disclose pro forma effects as if SFAS No. 123 had been applied. Had the Company determined compensation costs based upon the fair value at the grant date for these Options under SFAS No. 123, the charge against the Company's net income would have been $303 and $256 for the nine months ended September 30, 2002 and 2001, respec-tively. In accordance with the new rules regarding Options awarded to the Company's employees, the Company will commence reporting the value of such Options as a charge against earnings for Options awarded subsequent to January 1, 2002. There were no Options awarded during the nine months ended September 30, 2002, and no charge against earnings was recorded during the same period.

OTHER CONTINGENCIES

      The Company has discovered that some of its communities (primarily some of those located in Texas) have problems with mold caused by excessive moisture which accumulates in buildings or on building materials. Some molds are known to produce potent toxins or irritants. Concern about indoor exposure to mold has been increasing as exposure to mold can cause a variety of health effects and symptoms in certain individuals, including severe allergic or other reactions. As a result, the presence of mold at the Company's properties could require undertaking a costly remediation program to contain or remove the mold from the affected properties. Such a remediation program could necessitate the temporary relocation of some or all of the properties' tenants or the complete rehabilitation of the properties. The Company carries insurance to protect against this specific risk. Based on existing known facts, the Company is unaware of any specific circumstance which could result in the Company incurring any significant costs as a result of problems with mold.


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      During the first nine months of 2002 the Company was limited in its ability to raise rents and increase occupancies at many of its communities because of relative weak demand in most of its markets. The Company continues to be exposed to potentially decreasing levels of rental income as a result of future declines in occupancy rates, increased levels of rent concessions, lower net effective rents, and possible higher delinquencies. Additional factors potentially contributing to future declines in community revenues include slow to negative new job creation, the overall condition of local economies, pockets of overbuilding, and loss of residents to home ownership made more affordable by the current low interest rate environment.

      In general, operating expenses are continuing to increase, adding to the negative impact on net operating income from reduced revenue.

      Management is of the opinion that the Company's current access to debt and equity capital is adequate to fund its near-term growth objectives. The achievement of the Company's longer-term growth objectives will be dependent upon future access to debt and equity capital, including co-investment debt and equity.

      Since December 31, 2000, the Company has reduced its exposure to risks associated with interest rate changes and has significantly extended the average maturities of its fixed rate debt portfolio by refinancing $140,000 in borrowings under its floating rate line of credit with a new ten year secured 6.56% fixed interest rate refinancing.

      In response to a nationwide economic slowdown, the Company has slowed or curtailed its development of new apartment communities, and has acquired fewer additional communities than in prior years in anticipation of better acquisition pricing prospectively. Although the Company has recently moved to reduce its construction and development overhead, the reduced number of new developments may not be sufficient in future years to support this reduced level of overhead.

      The September 11, 2001 attack on the World Trade Center has had, among other things, the effect of increasing the cost of insurance. The Company preliminarily anticipates that its insurance costs for 2002 will increase by at least 50% even with increased deductibles. The Company anticipates no significant additional increase in its insurance costs for 2003.

      There have been no other significant changes in the Company's exposure to market risks.


ITEM 4.  CONTROLS AND PROCEDURES

     Within the 90 days prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Co-Chief Executive Officers and the Company's Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Co-Chief Executive Officers and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the Company's periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission rules and forms.

     There were no significant changes made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                                     OCCUPANCY

      The following is a listing of approximate physical occupancy levels by quarter for the Company's Wholly-
Owned Communities and Co-Investment Communities:

                                                                 2002                        2001
Location/Community             Company's    Number    --------------------------  --------------------------
------------------            Percentage      of        at     at     at     at     at     at     at     at
Wholly-owned Communities       Ownership     Units    12/31   9/30   6/30   3/31  12/31   9/30   6/30   3/31
------------------------      ----------    -------   -----  -----  -----  -----  -----  ----- ------ ------

Dallas/Ft. Worth, TX
 AMLI:
   at AutumnChase . . . . . . .               N/A              N/A    N/A    N/A    N/A    N/A    N/A    92%
   at Bent Tree . . . . . . . .               500              87%    93%    94%    89%    93%    92%    92%
   at Bishop's Gate . . . . . .               266              91%    93%    95%    92%    90%    93%    90%
   at Chase Oaks. . . . . . . .               250              88%    87%    97%    90%    95%    93%    96%
   at Gleneagles. . . . . . . .               N/A              N/A    90%    92%    91%    92%    94%    95%
   on the Green . . . . . . . .               424              95%    90%    90%    91%    93%    94%    91%
   at Nantucket . . . . . . . .               312              85%    93%    94%    96%    94%    94%    92%
   of North Dallas. . . . . . .             1,032              87%    91%    92%    94%    92%    93%    95%
   on Rosemeade . . . . . . . .               N/A              N/A    N/A    N/A    N/A    N/A    93%    94%
   at Stonebridge Ranch . . . .               250              80%    88%    90%    90%    90%    82%    N/A
   at Shadow Ridge. . . . . . .               222              93%    87%    89%    78%    85%    N/A    N/A
   at Valley Ranch. . . . . . .               460              90%    84%    89%    89%    90%    93%    95%
   Upper West Side. . . . . . .               194              96%    94%    N/A    N/A    N/A    N/A    N/A
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----
                                            3,910              90%    90%    92%    91%    92%    93%    94%
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----

Austin, TX
 AMLI:
   in Great Hills . . . . . . .               344              92%    91%    89%    94%    92%    90%    91%
   at Lantana Ridge . . . . . .               354              91%    93%    90%    88%    94%    89%    90%
   at StoneHollow . . . . . . .               606              95%    94%    93%    94%    94%    94%    89%
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----
                                            1,304              93%    93%    91%    92%    93%    92%    90%
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----

Houston, TX
AMLI:
 at the Medical Center. . . . .               334              94%    97%    94%    93%    94%    N/A    N/A
 at Western Ridge . . . . . . .               318              92%    94%    94%    95%    98%    95%    91%
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----
                                              652              93%    95%    94%    94%    96%    95%    91%
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----





                                                                 2002                        2001
                               Company's    Number    --------------------------  --------------------------
                              Percentage      of        at     at     at     at     at     at     at     at
Location/Community             Ownership     Units    12/31   9/30   6/30   3/31  12/31   9/30   6/30   3/31
------------------            ----------    -------   -----  -----  -----  -----  -----  ----- ------ ------
Atlanta, GA
 AMLI:
  at Clairmont. . . . . . . . .               288              92%    89%    94%    94%    92%    95%    97%
  at Killian Creek. . . . . . .               256              92%    93%    95%    87%    92%    93%    97%
  at Park Creek . . . . . . . .               200              91%    95%    83%    85%    83%    91%    93%
  at Towne Creek. . . . . . . .               150              81%    90%    93%    89%    93%    90%    89%
  on Spring Creek . . . . . . .             1,180              88%    87%    90%    90%    90%    94%    92%
  at Vinings. . . . . . . . . .               360              91%    93%    93%    91%    90%    93%    95%
  at West Paces . . . . . . . .               337              95%    88%    91%    94%    94%    93%    93%
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----
                                            2,771              90%    89%    91%    90%    91%    93%    93%
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----

Kansas City, KS
 AMLI:
   at Alvamar . . . . . . . . .               N/A              N/A    N/A    N/A    N/A    N/A    93%    86%
   at Centennial Park . . . . .               170              91%    92%    89%    92%    96%    88%    86%
   at Lexington Farms . . . . .               404              91%    93%    92%    92%    92%    93%    91%
   at Regents Center. . . . . .               424              91%    94%    89%    88%    94%    93%    89%
   at Town Center . . . . . . .               156              91%    92%    94%    90%    96%    90%    87%
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----
                                            1,154              91%    93%    91%    90%    94%    92%    89%
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----
Indianapolis, IN
 AMLI:
   at Conner Farms. . . . . . .               300              88%    92%    90%    89%    92%    93%    89%
   at Eagle Creek . . . . . . .               240              96%    93%    93%    88%    90%    93%    93%
   at Riverbend . . . . . . . .               996              93%    94%    94%    90%    94%    90%    83%
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----
                                            1,536              92%    93%    93%    90%    92%    91%    86%
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----
Chicago, IL
 AMLI:
   at Poplar Creek. . . . . . .               196              91%    95%    94%    94%    95%    94%    96%
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----

Denver, CO
 AMLI:
   at Gateway Park. . . . . . .               328              92%    90%    89%    85%    91%    93%    85%
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----
Total wholly-owned
  communities . . . . . . . . .            11,851            90.7%  91.2%  91.8%  90.7%  92.1%  92.4%  91.3%
                                           ======     =====  =====  =====  =====  =====  =====  =====  =====




                                                                 2002                        2001
                               Company's    Number    --------------------------  --------------------------
                              Percentage      of        at     at     at     at     at     at     at     at
Location/Community             Ownership     Units    12/31   9/30   6/30   3/31  12/31   9/30   6/30   3/31
------------------            ----------    -------   -----  -----  -----  -----  -----  ----- ------ ------

Co-investment Communities:
--------------------------

Dallas, TX
 AMLI:
   at Deerfield . . . . . . . .    25%        240              91%    89%    93%    93%    92%    95%    86%
   at Fossil Creek. . . . . . .    25%        384              94%    92%    91%    87%    95%    95%    94%
   at Oak Bend. . . . . . . . .    40%        426              91%    91%    92%    91%    96%    94%    93%
   on the Parkway . . . . . . .    25%        240              87%    88%    92%    91%    94%    92%    91%
   at Prestonwood Hills . . . .    45%        272              94%    92%    93%    89%    95%    97%    96%
   on Timberglen. . . . . . . .    40%        260              89%    92%    94%    95%    94%    94%    94%
   at Verandah. . . . . . . . .    35%        538              93%    93%    92%    93%    96%    94%    90%
   on Frankford . . . . . . . .    45%        582              91%    96%    94%    92%    93%    93%    94%
   at Breckinridge Point. . . .    45%        440              91%    94%    90%    87%    89%    93%    93%
   at Bryan Place . . . . . . .    48%        420              86%    90%    N/A    N/A    N/A    N/A    N/A
                                          -------     -----  -----  -----  -----  -----  -----  -----  -----
                                            3,802              91%    92%    92%    91%    94%    94%    93%
                                          -------     -----  -----  -----  -----  -----  -----  -----  -----

Austin, TX
 AMLI:
   at Wells Branch. . . . . . .    25%        576              91%    92%    92%    88%    93%    87%    81%
   at Scofield Ridge. . . . . .    45%        487              91%    89%    88%    86%    90%    87%    80%
   at Monterey Oaks . . . . . .    25%        430              95%    92%    92%    92%    94%    88%    94%
                                          -------     -----  -----  -----  -----  -----  -----  -----  -----
                                            1,493              92%    91%    91%    88%    92%    87%    88%
                                          -------     -----  -----  -----  -----  -----  -----  -----  -----

Houston, TX
 AMLI:
   at Champions Centre. . . . .    N/A        N/A              N/A    N/A    98%    94%    93%    89%    95%
   at Champions Park. . . . . .    N/A        N/A              N/A    N/A    91%    94%    92%    94%    90%
   at Greenwood Forest. . . . .    N/A        N/A              N/A    92%    92%    91%    93%    93%    87%
   Midtown. . . . . . . . . . .    45%        419              90%    93%    91%    90%    97%    96%    96%
   Towne Square . . . . . . . .    45%        380              89%    95%    90%    91%    96%    90%    95%
                                          -------     -----  -----  -----  -----  -----  -----  -----  -----
                                              799              90%    94%    92%    92%    94%    93%    93%
                                          -------     -----  -----  -----  -----  -----  -----  -----  -----




                                                                 2002                        2001
                               Company's    Number    --------------------------  --------------------------
                              Percentage      of        at     at     at     at     at     at     at     at
Location/Community             Ownership     Units    12/31   9/30   6/30   3/31  12/31   9/30   6/30   3/31
------------------            ----------    -------   -----  -----  -----  -----  -----  ----- ------ ------

Atlanta, GA
 AMLI:
   at Barrett Lakes . . . . . .    35%        446              94%    93%    91%    85%    94%    92%    94%
   at Northwinds. . . . . . . .    35%        800              91%    92%    93%    93%    92%    95%    93%
   at River Park. . . . . . . .    40%        222              95%    90%    95%    94%    89%    91%    96%
   at Willeo Creek. . . . . . .    30%        242              88%    91%    88%    91%    84%    91%    98%
   at Windward Park . . . . . .    45%        328              93%    91%    91%    87%    90%    91%    88%
   at Peachtree City. . . . . .    20%        312              89%    86%    86%    92%    92%    94%    89%
   at Lost Mountain . . . . . .    75%        164              92%    91%    95%    83%    93%    95%    95%
   at Park Bridge . . . . . . .    25%        352              94%    94%    92%    92%    93%    96%    95%
                                                                           lease  lease  lease  lease  lease
   at Mill Creek. . . . . . . .    25%        400              90%    94%    up     up     up     up     up
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----
                                            3,266              92%    92%    91%    90%    91%    94%    93%
                                           ------     -----  -----  -----  -----  -----  -----  -----  -----

Kansas City, KS
 AMLI:
   at Regents Crest . . . . . .    25%        476              92%    95%    90%    86%    89%    92%    90%
   Creekside. . . . . . . . . .    25%        224              90%    96%    94%    91%    93%    88%    91%
   at Wynnewood Farms . . . . .    25%        232              89%    91%    91%    88%    93%    92%    91%
                                                                                         lease  lease  lease
   at Summit Ridge. . . . . . .    25%        432              93%    94%    90%    91%    up     up     up
                                          -------     -----  -----  -----  -----  -----  -----  -----  -----
                                            1,364              92%    94%    91%    89%    91%    91%    91%
                                          -------     -----  -----  -----  -----  -----  -----  -----  -----

Indianapolis, IN
 AMLI:
   on Spring Mill . . . . . . .   20%
                              residual        400              89%    87%    84%    80%    81%    78%    80%
   at Lake Clearwater . . . . .   25%         216              91%    91%    92%    84%    93%    94%    94%
   at Castle Creek. . . . . . .   40%         276              92%    95%    89%    91%    88%    91%    95%
                                          -------     -----  -----  -----  -----  -----  -----  -----  -----
                                              892              91%    90%    87%    84%    86%    86%    88%
                                          -------     -----  -----  -----  -----  -----  -----  -----  -----





                                                                 2002                        2001
                               Company's    Number    --------------------------  --------------------------
                              Percentage      of        at     at     at     at     at     at     at     at
Location/Community             Ownership     Units    12/31   9/30   6/30   3/31  12/31   9/30   6/30   3/31
------------------            ----------    -------   -----  -----  -----  -----  -----  ----- ------ ------

Chicago, IL
 AMLI:
   at Chevy Chase . . . . . . .    33%        592              93%    94%    93%    85%    91%    95%    95%
   at Danada Farms. . . . . . .    10%        600              90%    93%    93%    86%    87%    94%    96%
   at Fox Valley. . . . . . . .    25%        272              97%    93%    85%    83%    92%    93%    94%
   at Willowbrook . . . . . . .    N/A        N/A              N/A    N/A    N/A    N/A    N/A    93%    93%
   at Windbrooke. . . . . . . .    15%        236              90%    95%    98%    86%    95%    97%    96%
   at Oakhurst North. . . . . .    25%        464              89%    93%    86%    80%    86%    90%    93%
   at St. Charles . . . . . . .    25%        400              89%    89%    88%    87%    84%    91%    89%
   at Osprey Lake . . . . . . .    69%        483              86%    90%    93%    96%    93%    92%    87%
                                          -------     -----  -----  -----  -----  -----  -----  -----  -----
                                            3,047              90%    92%    91%    86%    89%    93%    93%
                                          -------     -----  -----  -----  -----  -----  -----  -----  -----

Denver, CO
 AMLI:
   at Lowry Estates . . . . . .    50%        414              89%    88%    87%    91%    91%    88%    87%
   at Park Meadows. . . . . . .    25%        518              80%    81%    N/A    N/A    N/A    N/A    N/A
                                          -------     -----  -----  -----  -----  -----  -----  -----  -----
                                              932              84%    84%    87%    91%    91%    88%    87%
                                          -------     -----  -----  -----  -----  -----  -----  -----  -----

Total co-investment
  communities . . . . . . . . .            15,595            90.6%  91.7%  90.9%  89.0%  91.5%  92.0%  91.7%
                                          -------     -----  -----  -----  -----  -----  -----  -----  -----

Total . . . . . . . . . . . . .            27,446            90.6%  91.5%  91.3%  89.8%  91.8%  92.2%  91.5%
                                          =======     =====  =====  =====  =====  =====  =====  =====  =====




PART II.  OTHER INFORMATION


ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

      No reports on Form 8-K have been filed during the quarter ended September 30, 2002. The Exhibits filed as part of this report are listed below.


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



                              AMLI RESIDENTIAL PROPERTIES TRUST




Date:  November 13, 2002      By:   /s/ CHARLES C. KRAFT
                                    -----------------------------------
                                    Charles C. Kraft
                                    Principal Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Date:  November 13, 2002      By:   /s/ ALLAN J. SWEET
                                    -----------------------------------
                                    Allan J. Sweet
                                    President and Trustee




Date:  November 13, 2002      By:   /s/ PHILIP N. TAGUE
                                    -----------------------------------
                                    Philip N. Tague
                                    Executive Vice President
                                    and Trustee




Date:  November 13, 2002      By:   /s/ ROBERT J. CHAPMAN
                                    -----------------------------------
                                    Robert J. Chapman
                                    Principal Financial Officer




Date:  November 13, 2002      By:   /s/ CHARLES C. KRAFT
                                    -----------------------------------
                                    Charles C. Kraft
                                    Principal Accounting Officer

                               CERTIFICATIONS


I, Allan J. Sweet certify that:

1.    I have reviewed this quarterly report on Form 10-Q of AMLI
      Residential Properties Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: November 13, 2002             /s/  ALLAN J. SWEET
                                    ------------------------
                                    Allan J. Sweet
                                    President and Trustee

                               CERTIFICATIONS


I, Philip N. Tague, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of AMLI
      Residential Properties Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 13, 2002             /s/  PHILIP N. TAGUE
                                    ------------------------
                                    Philip N. Tague
                                    Executive Vice President
                                    and Trustee

                               CERTIFICATIONS


I, Robert S. Chapman, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of AMLI
      Residential Properties Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 13, 2002             /s/  ROBERT J. CHAPMAN
                                    ---------------------------
                                    Robert J. Chapman
                                    Principal Financial Officer