Form 10-K
period 2002-12-31
AMLI RESIDENTIAL PROPERTIES TRUST
filed 2003-03-21
CIK 914724

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.   20549

                               FORM 10-K

           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the fiscal year ended
December 31, 2002                 Commission File Number 1-12784

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).     Yes [  X  ]     No [     ]

The aggregate market value of the common shares held by non-affiliates of the registrant was approximately $424,432,391 based on the closing price ($26.00) on the New York Stock Exchange on June 28, 2002.

The number of the Registrant's Common Shares of Beneficial Interest, $.01 par value, outstanding as of February 28, 2003 was 16,784,882.


                  Documents Incorporated By Reference

Portions of the Registrant's Proxy Statement for the annual shareholders' meeting to be held on April 28, 2003 are incorporated by reference into
Part III.

                           TABLE OF CONTENTS



                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Communities. . . . . . . . . . . . . . . . .  21

Item 3.      Legal Proceedings. . . . . . . . . . . . . .  31

Item 4.      Submission of Matters to a Vote
             of Security Holders. . . . . . . . . . . . .  31


PART II

Item 5.      Market for the Registrant's Common Equity
             and Related Shareholder Matters. . . . . . .  32

Item 6.      Selected Financial Data. . . . . . . . . . .  35

Item 7.      Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations. . . . . . . . . .  37

Item 7A.     Quantitative and Qualitative Disclosures
             About Market Risk. . . . . . . . . . . . . .  68

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  70

Item 9.      Changes in and Disagreements
             with Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . . 141


PART III

Item 10.     Trustees and Executive Officers
             of the Registrant. . . . . . . . . . . . . . 141

Item 11.     Executive Compensation . . . . . . . . . . . 141

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management and
             Related Shareholder Matters. . . . . . . . . 141

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . . 141

Item 14.     Controls and Procedures. . . . . . . . . . . 141


PART IV

Item 15.     Exhibits, Financial Statement Schedule,
             and Reports on Form 8-K. . . . . . . . . . . 142


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . 147

CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . 148

                                PART I

ITEM 1.  BUSINESS

THE COMPANY

     AMLI Residential Properties Trust ("AMLI" or the "Company") is a self-administered and self-managed real estate investment trust ("REIT") engaged in the acquisition development, co-investment and management of upscale, institutional quality multifamily apartment communities in eight major metropolitan markets in the Southeast, Southwest, Midwest and Mountain regions of the United States. Founded in 1980, AMLI became a publicly traded company through an initial public offering ("Initial Offering") in February 1994.

     AMLI's business strategy is to maximize total return on its real estate investments by (1) actively managing its communities to maximize net operating income; (2) selectively acquiring, developing and selling communities to maintain or enhance the quality and income-generating capability of its portfolio; and (3) leveraging its investment returns through co-investment. AMLI's growth strategy features accessing capital from both the public and private markets, including private equity from co-investment relationships with institutional partners, and branding its communities and services to its residents.

     In February 2003, the Company marked its ninth year as a public company traded on the New York Stock Exchange ("NYSE"). The Company has differentiated itself from other publicly-owned multifamily residential REITs in the manner and to the extent it conducts its business through co-investment with institutional investors. The Company had operated successfully by co-investing as a private company in the years prior to 1994. The Company started in 1994 with 8,632 apartment homes; all but 425 of these were wholly-owned. Including development communities, at December 31, 2002, the Company's wholly-owned portfolio had grown to 12,044 units, and its co-investment portfolio had grown to 18,030 units.

     As of December 31, 2002, AMLI owned directly or had interests in 79 multifamily apartment communities (the "Communities") comprised of 30,074 apartment homes. Seventy-two of these Communities, totaling 27,533 apartment homes, were stabilized as of December 31, 2002; seven Communities were under development or in lease-up at that date. When completed, these development Communities will total 2,541 apartment homes. As a result of acquisition and development of new Communities and sales of older Communities, the average age of the Company's Communities has decreased to
6.7 years as of December 31, 2002. In addition, the Company owns land for the future development of additional communities or additional phases to existing communities, or for sale.

     AMLI is the sole general partner of, and owns a majority of the partnership interests in, Amli Residential Properties, L.P., a Delaware limited partnership (the "Operating Partnership"), through which it owns its interests in the Communities. As of December 31, 2002, the Company owned approximately 85% of the outstanding partnership interests ("OP Units") in the Operating Partnership. OP Units are convertible into the Company's common shares of beneficial interest on a one-for-one basis and are entitled to distributions equal to distributions paid on common shares.

The Company conducts all its business through the Operating Partnership and its subsidiaries and affiliates.

     More information regarding AMLI and its Communities is available at the Company's Website at www.amli.com. The Company is not including the information contained on its Website as a part of, or incorporated it by reference, into this annual report on form 10-K. AMLI's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any other amendments to those reports are made available to the public at no charge, other than an investor's own internet access charges, at www.amli.com. The Company makes such material available on its Website as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

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

     ACQUISITION EXPERTISE. AMLI acquires institutional quality multifamily communities, with a focus on newer communities, having high-quality construction, amenities, location and market position. AMLI acquires assets when pricing is attractive. AMLI currently operates in eight markets, but will consider expanding into additional markets depending on the market, product type, perceived risks and portfolio objectives.

     DEVELOPMENT EXPERTISE. AMLI has extensive experience in the development of upscale multifamily communities. The Company applies a long-term ownership perspective to the development process, utilizing high-quality building materials, and designs communities which satisfy the current needs of residents while anticipating their future needs. The Company believes that over time these communities will realize total returns on invested capital that are commensurate with the increased risk over comparable acquisitions.

     INSTITUTIONAL CO-INVESTMENTS. AMLI acquires and develops multifamily communities in co-investment joint ventures with partners, primarily institutional investors such as insurance companies, endowments, foundations, and public and corporate pension funds. The Company believes that co-investment partnerships create an opportunity to leverage the Company's acquisition, development and management expertise and generate higher returns on its invested equity capital. Since its Initial Offering, and through December 31, 2002, AMLI has formed 53 such co-investment joint ventures with sixteen investors, fourteen of which are institutional investors. The following table shows the Company's co-investment acquisition and development activities since the Initial Offering:

                         Co-Investment Summary
                        (Dollars in thousands)

            No. of  No. of                       Co-Inves- Company's
            Trans- Apartment   Total               tor's    Equity
 Year       actions  Homes    Cost (1)    Debt     Equity     (1)
 ----       ---------------- ---------- -------  --------- ---------
 1994          4       1,528 $   71,200  44,700     18,900     7,600
 1995          4       1,240     79,700  49,800     22,300     7,600
 1996          5       1,958    146,800  63,400     58,200    25,200
 1997          4       2,306    154,300  91,500     47,700    15,100
 1998          9       2,836    203,200  28,900    127,000    47,300
 1999         10       3,604    270,000  79,100    144,200    46,700
 2000         11       4,419    367,200 168,900    131,000    67,300
 2001          3       1,313    160,400  86,400     48,600    25,400
 2002          3       1,158    149,700 112,000     25,700    12,000
              --      ------ ---------- -------    -------   -------
              53      20,362  1,602,500 724,700    623,600   254,200
Communities
 sold through
 December 31,
 2002          6       2,232    126,800  80,800     32,000    14,000
              --      ------ ---------- -------    -------   -------
  Total       47      18,130 $1,475,700 643,900    591,600   240,200
              ==      ====== ========== =======    =======   =======

  (1)Includes projected costs to complete.


     AMLI <registered trademark> BRAND. All of the Communities are operated by the Company under the AMLI <registered trademark> brand name. AMLI believes promoting its brand name creates an awareness in the market place of high quality apartment living, exceptional customer service and superior value for both current and prospective residents. To maximize the effectiveness of the AMLI <registered trademark> brand name, the Company has a wide range of programs and practices to maintain uniformly outstanding service and consistent high quality apartment homes at all of the Communities.

DEVELOPMENT

     Through December 31, 2002, the Company has developed or has under development 38 Communities (excluding an additional phase of an existing Community) containing 12,213 apartment homes, of which 27 Communities were in co-investment partnerships. Approximately 80% of the total apartment homes developed or under development have been built with co-investment partners and the other 20% have been developed or are under development solely for the Company.

     Since 1994, the Company has developed apartment homes in seven of its eight markets. As of December 31, 2002, most of the Company's development activities have been in Atlanta (40%) followed by Dallas (15%), Chicago (13%), Kansas (13%), Austin (10%), Indianapolis (7%), and Houston (2%). In 2003, the Company anticipates commencing development of only one or two apartment communities.

     In August 2001, the Company commenced development of AMLI at Carmel Center, a 322 apartment home Community located in Carmel, Indiana. Total anticipated development cost is $28.4 million. Through December 31, 2002, $24.9 million had been expended and this Community is approximately 86% complete. The Company commenced rental operations in June 2002 and stabilization is anticipated to occur in the first quarter of 2004.

     During 2002, the Company formed one new co-investment partnership for the development of a Community in downtown Austin, which when completed will contain 220 apartment homes. Capri Select Austin, L.L.C. is the venture partner that co-invested with AMLI in 2002. Six Communities currently under construction or in lease-up in co-investment partnerships will contain 2,219 apartment homes. The Company's ownership interests in these co-investment partnerships range from 20% to 30%. The following table provides additional information about the Company's co-investment development Communities at December 31, 2002:

                          COMPANY CO-INVESTMENT DEVELOPMENT OR LEASE-UP COMMUNITIES
                          --------------------------------------------------------
Co-investment                                               Projected
Development                              -----------------------------------------
Communities                                                                         Amount
(Company                   No.                                 Co-in-               Expended   Co-invest-
Ownership                  of    Completion          Company'svestment Development  through      ment
Percentage)    Location   Units  Percentage  Debt     Equity   Equity     Cost      12/31/02    Partner
-----------    ----------------  ------------------- -------- -------- ----------- ----------  ----------
                                                          (in thousands)
                                        -----------------------------------------------------
AMLI:
 at King's                                                                                     The N.Y.
 Harbor (25%)  Houston, TX  300        100%    --       4,950   14,850     19,800     19,626   Common
                                                                                               Retirement
                                                                                               Fund

 at Cambridge  Overland                                                                        The North-
  Square (30%) Park, KS     408        100%    --       9,660   22,540     32,200     32,113   western
                                                                                               Mutual Life
                                                                                               Insurance
                                                                                               Company

 at Milton     Alpharetta,                                                                     The North-
  Park (25%)   GA           461         88%    --       8,750   26,250     35,000     31,656   western
  (1)                                                                                          Mutual Life
                                                                                               Insurance
                                                                                               Company

 at Seven
  Bridges      Woodridge,                                                                      National
  (20%)(2)(3)  IL           520         73%   60,000    4,440   17,760     82,200     63,144   Electrical
                                                                                               Benefit Fund

 at Barrett    Cobb County,                                                                    The North-
  Walk (25%)   GA           310         78%    --       5,625   16,875     22,500     18,144   western
  (4)                                                                                          Mutual Life
                                                                                               Insurance
                                                                                               Company

 Downtown                                                                                      Capri Select
  (30%)        Austin, TX   220         20%   30,920    6,000   14,000     50,920     15,542   Austin
                                                                                               L.L.C.
                         ------             -------- -------- --------   --------   --------
    Total                 2,219             $ 90,920   39,425  112,275    242,620    180,225
                         ======             ======== ======== ========   ========   ========





  (1)  The Company's and the co-investor's remaining capital commitment is approximately $1.3 million and $3.9 million, respectively.

  (2)  Currently, this Community is subject to a $50 million construction loan.  The partnership has obtained a commitment for a $60 million, 7.25%, seven-year permanent loan to be funded in late 2003 upon completion of development.

  (3)  The Company's and the co-investor's remaining capital commitment is approximately $1.2 million and $4.9 million, respectively.

  (4)  The Company's and the co-investor's remaining capital commitment is approximately $1.7 million and $5.2 million, respectively.


ACQUISITIONS

     The table below summarizes the Company's acquisition activities during 2002.

                                                             Acqui-
                                                  No. of      tion      Purchase                  Interest
Communities                Location               Units       Date        Price        Debt         Rate
--------------------       --------               ------    --------   ----------   ----------    --------
                                                                          (in          (in
                                                                       thousands)   thousands)
Wholly-owned:

AMLI:
 Upper West Side           Ft. Worth, TX             194      5/1/02     $13,600        --           --

 7th Street Station        Ft. Worth, TX             189    10/17/02      13,700        --           --
                                                  ------                --------      -------
Total
 Wholly-owned
 Communities                                         383                  27,300        --
                                                  ------                --------      -------

Co-investment
partnerships
(Company ownership
percentage):

AMLI:
 at Park Meadows
 (25%)                     Littleton, CO             518     4/24/02      56,500       28,500        6.25%

 at Bryan Place (48%)      Dallas, TX                420     6/28/02      39,600       26,200        5.81%
                                                  ------                --------      -------
Total Co-investment
 Communities                                         938                  96,100       54,700
                                                  ------                --------      -------
Total Communities                                  1,321                $123,400       54,700
                                                  ======                ========      =======



DISPOSITIONS

     The Company selectively sells communities and reinvests the proceeds in new communities (to continually improve the quality of its portfolio and increase the potential for growth in net operating income), funds development of new communities or reacquires its common shares.  The table below summarizes the Communities sold by the Company during 2002:
                                                 Year
                                       Number  Acquired/      Date     Sale         Net
Community             Location        of Units Developed      Sold     Price      Proceeds    Gain (1)
---------             --------        -------- ---------    --------  ---------   --------    --------
                                                                             (in thousands)
                                                                     ---------------------------------
Wholly-owned:

AMLI at:
 Gleneagles           Dallas, TX          590     88/97      8/14/02  $ 35,675     34,720      14,247

 Western Ridge (2)    Houston, TX         318      2000     12/20/02    24,600     23,998       4,659
                                        -----                         --------    -------     -------
Total
 Wholly-Owned
 Communities                              908                           60,275     58,718      18,906
                                        -----                         --------    -------     -------

Co-investment
partnerships
(Company ownership
percentage):

AMLI at:
 Champions Park
  (15%)               Houston, TX         246      1994      4/18/02    13,145     12,783       1,799
 Champions Centre
  (15%)               Houston, TX         192      1994      4/18/02    10,755     10,458       2,232
 Greenwood Forest
  (15%)               Houston, TX         316      1995       8/1/02    20,150     19,407       4,524
                                        -----                         --------    -------     -------
Total
 Co-investment
 Communities                              754                           44,050     42,648       8,555
                                        -----                         --------    -------     -------
Total
 Communities                            1,662                         $104,325    101,366      27,461
                                        =====                         ========    =======     =======





    (1)  Gains on sales of co-investment partnership Communities are shown net of disposition fees and promoted interests paid to the Company by such partnerships.

    (2)  This Community was previously encumbered as part of a secured financing pool.  In connection with the sale, AMLI obtained release of the mortgage on this Community by substituting another wholly-owned
         Community, AMLI at the Medical Center.


FINANCING

     On February 4, 2002, a 9.24%, $11 million balance of the AMLI at Windbrooke loan was refinanced with a new loan from GMAC Commercial Mortgage Corporation. The new 6.43%, $20.8 million loan matures in ten years and will be amortized based on a thirty-year amortization schedule. Proceeds of the new loan in excess of the amount used to repay the former loan were distributed to the Company and its co-investment partners on the same date. The Company's share of this distribution was $1.5 million. With this distribution, the partners have received a return of their original capital plus the agreed yield, as contained in the partnership agreement, entitling the Company to an increased share of future cash flows.

     On April 15, 2002, the Company, on behalf of AMLI at Mill Creek, closed a 6.40%, $18 million first mortgage permanent loan with The Northwestern Mutual Life Insurance Company, who is also a partner and has a 75% ownership interest in the partnership. The loan proceeds were distributed to the partners in accordance with their ownership percentages, of which AMLI received $4.5 million as a return of capital.

     On May 7, 2002, the Company refinanced two loans from Nationwide Life Insurance secured by two of its wholly-owned Communities, AMLI at Conner Farms and AMLI at Valley Ranch, with new loans from the same lender. The 7.00%, $11.8 million balance of the AMLI at Conner Farms loan was refinanced with a 6.68%, $14.9 million loan. The $9.6 million balance of the 7.70%, AMLI at Valley Ranch loan was refinanced with a 6.68%, $18.8 million loan. For the first three years of the five-year terms, these loans will be interest only and thereafter they will be amortized for two years based on 30-year amortization schedules.

     On May 21, 2002, the AMLI at Chevy Chase loan agreement was amended. The principal amount was increased to $48 million, the interest rate changed from 6.67% to 7.11%, and the maturity date was extended to June 2009. The loan was funded in two parts. The first $21.3 million was funded at the time of closing and co-existed with the original CIGNA loan dated March 27, 1996 (with an initial balance of $29.8 million). The second funding of $26.7 million occurred in October 2002, the proceeds of which were used to retire the original CIGNA loan. The $20.8 million net proceeds from the first funding were distributed to the partners; the Company's share of this distribution was $7.6 million. With this distribution, the partners have received a return of their original capital plus a specified yield. Thereafter, the Company will be entitled to an increased share of future cash flows from this partnership.

     On July 1, 2002, the Company, on behalf of AMLI at Park Meadows, closed a 6.25%, $28.5 million first mortgage permanent loan with GMAC Commercial Mortgage Corporation. This interest only loan will mature in seven years, with a balloon payment due at maturity. The loan proceeds were distributed to the partners in accordance with their ownership percentages; AMLI received $7.1 million as a return of capital.

     On August 1, 2002, the Company, on behalf of AMLI at Bryan Place, closed a 5.81%, $26.5 million first mortgage permanent loan with GMAC Commercial Mortgage Corporation. This interest only loan will mature in seven years, with a balloon payment due at maturity. The loan proceeds were distributed to the partners in accordance with their ownership percentages; AMLI received $12.6 million as a return of capital.

     On December 31, 2002, the Company prepaid in full, without penalty, the outstanding balances of two loans secured by two wholly-owned Communities, AMLI at Riverbend and AMLI at Great Hills. The scheduled maturity date of both loans was July 1, 2003. The prepaid balance of the AMLI at Riverbend loan was $27.4 million and the AMLI at Great Hills loan was $9.7 million.

     On January 30, 2003, the $8.9 million balance of the AMLI at Willeo Creek loan was repaid, without penalty, prior to its scheduled maturity date of May 1, 2003. The prepayment was funded from a mortgage loan from the Company. The Company's loan to AMLI at Willeo Creek provides for interest only at LIBOR plus 2.5% and matures on October 31, 2003. The Company intends that AMLI at Willeo Creek be sold and this mortgage loan be repaid prior to October 31, 2003.

THE OPERATING PARTNERSHIP

     The Communities are owned and operated through the Operating
Partnership. A total of 1,531,232 OP Units were issued for the acquisition of Communities since the Initial Offering and at December 31, 2002 there were 3,618,803 OP Units outstanding. The OP Units are convertible into common shares on a one-for-one basis.

     As the general partner of the Operating Partnership, the Company has the exclusive power under the partnership agreement of the Operating Partnership to manage and conduct its business. The Board of Trustees of the Company manages the affairs of the Company by directing the affairs of the Operating Partnership.

THE SERVICE COMPANIES

     The property management, institutional advisory and construction management aspects of the Company's business are conducted through AMLI Management Company ("AMC"), AMLI Institutional Advisors, Inc. ("AIA") and AMLI Residential Construction LLC ("Amrescon"), respectively (collectively the "Service Companies"). Among other things, the third-party income from their respective businesses might jeopardize the Company's REIT status under Sections 856 through 860 of the Code if such operations were carried on directly by the Operating Partnership. Following enactment of new legislation passed to broaden a REIT's ability to provide additional services to its residents, AMC and AIA have elected to become taxable REIT subsidiaries as of January 1, 2001. Amrescon is a wholly-owned subsidiary of AMC and has also elected to be a taxable REIT subsidiary.

     The Operating Partnership holds 100% of the non-voting preferred stock of each of AMC and AIA. The non-voting preferred stock is entitled to dividends equal to 95% of all distributions of AMC and AIA. Through December 31, 2002, AMLI Realty Co. ("ARC"), a wholly-owned subsidiary of UICI, held 95% of the voting common stock of each of AMC and AIA which, in each case, is generally entitled to dividends equal to 4.75% of all distributions. The remaining 5% of the voting common stock of each of AMC and AIA, entitled to .25% of all distributions, was owned by the Operating Partnership. As of December 31, 2002, the Company acquired from ARC its 95% voting control and approximate 5% economic interest in the Service Companies for a purchase price of $0.7 million, so that at December 31, 2002 the Operating Partnership owns more than 99% of the ownership interests and voting control of the Service Companies.

THE BUSINESS OF AMC

     AMC provides property management and leasing services to each of the Communities in which the Operating Partnership presently has, or expects to have, an interest. AMC also receives fees for providing management and leasing services to two communities owned by third parties. Management and leasing services are provided to the Communities pursuant to the terms of a management contract, which AMC has agreed not to terminate so long as the Operating Partnership is not in material breach of such contract. Residential property management and leasing services provided by AMC are at market rates (3% of gross revenue in the case of communities owned directly by the Operating Partnership). AMLI Corporate Homes ("ACH"), a division of AMC, leases apartment homes for the Communities for short-term residents. Such ACH leases are at market rates.

THE BUSINESS OF AIA

     AIA was formed to render investment advice to institutional capital sources. AIA's operations are no longer significant to the business of the Company as a whole.

THE BUSINESS OF AMRESCON

     Amrescon, a wholly-owned subsidiary of AMC, provides general contracting, construction management and landscaping services to the Company and its managed ventures. Amrescon is based in Atlanta, has regional offices in Chicago, Dallas, Indianapolis and Kansas City, and is engaged exclusively in the design, development, construction and landscaping of upscale multifamily communities on behalf of the Operating Partnership.

LEASES

     AMC uses a standard Company lease modified at each Community to the extent necessary to comply with state and local law or custom. The term of a lease varies with local market conditions; however, six-month and one-year leases are most common. Generally, the leases provide that unless the parties agree in writing to a renewal, the tenancy will convert at the end of the lease term to a month-to-month tenancy, subject to the terms and conditions of the lease, unless either party gives the other at least 30 days notice prior to termination. All leases are terminable by the lessor for non-payment of rent, violation of community rules and regulations, or other specified defaults.

LEASING

     Employees of AMC are responsible for leasing activities at the Communities. Leasing consultants meet with prospective residents and show models and vacant units. The leasing consultants maintain contact with existing residents to determine the residents' level of satisfaction with their Community. All leasing consultants participate in a comprehensive formal training program administered by AMC. The Company expanded its Continuing Education program to include online learning, offering a blended learning environment where employees have an opportunity to expand their skills by taking AMLI web-based courses. This additional learning resource complements the traditional classroom training, one-on-one mentoring program and resource materials that the Company has offered its employees for many years. AMC, as it deems necessary, may employ the services of, and pay customary fees to, unaffiliated real estate brokers, apartment locator services and existing residents for locating prospective residents.

COMPETITION

     All of the Communities are located in developed areas that include other upscale apartment communities. The number of competitive upscale apartment communities in a particular area could have a material effect on AMC's ability to lease apartment units and on the rent charged at the Communities. Other forms of multifamily residential communities, and for sale housing, provide housing alternatives to potential residents of the Communities.

INSURANCE

     The Company believes that each of the Communities is covered by adequate fire, flood and property insurance provided by reputable companies and with commercially reasonable deductibles and limits. The Company maintains comprehensive liability, all-risk property insurance coverage, including mold and terrorism coverage, with respect to the Communities and with policy specifications, limits and deductibles customarily carried for similar communities. The Company has obtained title insurance insuring fee title to the Communities in an aggregate amount which the Company believes to be adequate.

AMERICANS WITH DISABILITIES ACT

     The Company is subject to Title III of the Americans with Disabilities Act (the "ADA") to the extent that such communities are public accommodations and/or commercial facilities as defined by the ADA. Compliance with the ADA requirements could require removal of structural barriers to handicapped access in certain public areas of the Communities where such removal is readily achievable. The ADA does not, however, consider residential properties, such as apartment communities, to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as the leasing office, are open to the public. The Company believes that its communities comply with all present requirements under the ADA and applicable state laws. Noncompliance could result in imposition of fines or an award of damages to private litigants. If required to make material additional changes, the Company's results of operations could be adversely affected.

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

EMPLOYEES

     The Company, the Operating Partnership and the Service Companies employ a total of approximately 850 persons. AMC employs substantially all of the professional employees that are currently engaged in the property management and leasing business on behalf of the Company.

COMMUNITY OPERATIONS

     The Company seeks to increase cash flow at the Communities through rent increases, while maintaining relatively high occupancy rates, and aggressive management of its operating expenses. At December 31, 2002, the weighted average occupancy rate of the stabilized Communities was 90% and the average monthly rental rate per apartment home was $910. The Company owns multifamily communities with service, lifestyle and physical amenities that residents value and that support high rental rates. Typical services that are provided at the Communities, which are customary for similar upscale multifamily properties, include pet care or plant watering for out-of-town residents; on-site overnight delivery drop-off boxes; on-site pick-up of dry cleaning or other items; occasional social events for residents designed to provide a sense of community; frequent maintenance programs; and a policy of guaranteeing attention to any maintenance or repair request from a resident within 48 hours.

     By establishing critical mass in each of its markets, the Company expects to achieve economies of scale in its operations, resulting in reduced operating and administrative expenses without reductions in service. In addition, the relatively low average age (6.7 years) of the Communities contributes to reduced operating and maintenance expenses. The Company also believes that attention to landscaping and physical appearance contributes to increasing resident retention and enhances the rental rates and occupancy levels of the Communities.

     Additionally, AMLI has a dedicated team whose function is to evaluate new or enhanced products, features or services that might be incorporated in either the apartment homes or the Communities to produce complementary income from Community operations and maximize customer/resident satisfaction within the Communities. Some of the products, features and services in existence include carports and garages, secured entry gates, private phone and cable systems, high-speed internet connection services, custom rental insurance, energy efficient lighting programs, bulk purchases of utilities and card key systems for laundry facilities.

     DEVELOPMENT ACTIVITIES

     The Company currently has developments in progress or in lease-up in Atlanta, Chicago, Austin, Houston, Indianapolis and Kansas City. In addition, the Company owns 117 acres of land, which are currently being planned for development, being held for future development or being considered for sale. The following table summarizes the Company's development activities that were started during the period from the date of its Initial Offering in February 1994 through December 31, 2002:

           COMPANY AND CO-INVESTMENT DEVELOPMENT ACTIVITIES
                        (Dollars in thousands)
           ------------------------------------------------
                No. of
             Communities
              Developed        No. of       Projected    Company's
               or Under       Apartment    Development   Commitment
Year        Development (1)    Homes          Cost          (2)
----        ---------------   ---------   ------------   ----------
Total
Development
Activities:
----------
1994. . . . .         2            734       $ 37,900
1995. . . . .         5          1,280         75,900
1996. . . . .         6          1,672        113,900
1997. . . . .         6          2,336        166,300
1998. . . . .         7          2,086        167,700
1999. . . . .         4          1,348         94,500
2000. . . . .         4          1,385        107,100
2001. . . . .         3          1,152        134,100
2002. . . . .         1            220         50,900
                    ---         ------       --------
    Total . .        38         12,213       $948,300
                    ===         ======       ========

Wholly-owned:
------------
1994. . . . .         1            232       $ 11,000
1995. . . . .         4            834         48,100
1996. . . . .         3            794         50,300
1997. . . . .         5          1,536        111,500
1998. . . . .        (1)          (490)       (24,400)
1999. . . . .        (2)          (830)       (73,000)
2000. . . . .        --          --             --
2001. . . . .         1            322         28,400
2002. . . . .        --          --             --
                    ---         ------       --------
    Total . .        11          2,398       $151,900
                    ===         ======       ========

                No. of
             Communities
              Developed        No. of       Projected    Company's
               or Under       Apartment    Development   Commitment
Year        Development (1)    Homes          Cost          (2)
----        ---------------   ---------   ------------   ----------
Co-investment
partnerships:
------------
1994. . . . .         1            502       $ 26,900        4,600
1995. . . . .         1            446         27,800        3,900
1996. . . . .         3            878         63,600       14,600
1997. . . . .         1            800         54,800        7,400
1998. . . . .         8          2,576        192,100       45,600
1999. . . . .         6          2,178        167,500       35,200
2000. . . . .         4          1,385        107,100       23,800
2001. . . . .         2            830        105,700       12,100
2002. . . . .         1            220         50,900        6,000
                    ---         ------       --------     --------
    Total . .        27          9,815       $796,400      153,200
                    ===         ======       ========     ========
--------------------

(1) Represents the number of Communities for which development was commenced during the applicable year. Community sales have not been reflected in the above number.

(2)  Most of the balance of the Company's capital commitment
     (approximately $7.7 million) is expected to be funded during 2003.

     ACQUISITION ACTIVITIES

     The Company actively pursues the acquisition of new communities. The Company seeks to acquire multifamily communities directly or through co-investment partnerships. The following table summarizes the Company's acquisition activities for the period from the date of the Initial Offering through December 31, 2002:

           COMPANY AND CO-INVESTMENT ACQUISITION ACTIVITIES
                        (Dollars in thousands)
           ------------------------------------------------


                 No. of       No. of         Total
               Communities   Apartment    Acquisition    Company's
Year            Acquired      Homes          Costs       Commitment
----           ------------  ----------   -----------    ----------
Total
Acquisition
Activities:
----------
1994. . . . .         8          2,184     $   99,400
1995. . . . .         3            794         51,900
1996. . . . .         2          1,080         83,200
1997. . . . .        10          3,230        222,100
1998. . . . .         5          1,362         93,900
1999. . . . .         4          1,426        102,500
2000. . . . .        10          4,108        323,500
2001. . . . .         5          1,617        150,000
2002. . . . .         4          1,321        128,300
                    ---         ------     ----------
    Total . .        51         17,122     $1,254,800
                    ===         ======     ==========

Wholly-owned:
------------
1994. . . . .         5          1,158       $ 55,100
1995. . . . .        --          --             --
1996. . . . .        --          --             --
1997. . . . .         7          1,724        122,600
1998. . . . .         4          1,102         82,800
1999. . . . .        --          --             --
2000. . . . .         3          1,074         63,400
2001. . . . .         4          1,134         95,300
2002. . . . .         2            383         27,300
                    ---         ------       --------
    Total . .        25          6,575       $446,500
                    ===         ======       ========

Co-investment
partnerships (1):
----------------
1994. . . . .         3          1,026       $ 44,300        3,000
1995. . . . .         3            794         51,900        3,700
1996. . . . .         2          1,080         83,200       10,600
1997. . . . .         3          1,506         99,500        7,700
1998. . . . .         1            260         11,100        1,700
1999. . . . .         4          1,426        102,500       11,500
2000. . . . .         7          3,034        260,100       43,500
2001. . . . .         1            483         54,700       13,300
2002. . . . .         2            938        101,000        7,100
                    ---         ------       --------      -------
    Total . .        26         10,547       $808,300      102,100
                    ===         ======       ========      =======
-----------------

     (1) The Company's ownership interest in these co-investment joint ventures ranges from 10% to 75%.

INSTITUTIONAL CO-INVESTMENTS

     AMLI distinguishes itself from other multifamily REITs through its co-investment activities and its established relationships with a number of institutional partners. By co-investing, AMLI is able to (i) diversify access to equity capital; (ii) "leverage" its invested capital to promote the AMLI<registered trademark> brand identity and increase market share;
(iii) obtain the participation of sophisticated partners in its real estate decisions; (iv) increase earnings on reduced capital exposure; and (v) earn various fee income from co-investment transactions and the on-going operation of each co-investment community. In addition, AMLI receives cash flow in excess of its ownership interests after a certain yield is achieved. All of the co-investment Communities are managed by the Company and operated under the AMLI [registered trademark] brand name.

     While each co-investment is structured individually, in a typical venture the Company (i) acts as the general partner or managing member of the venture; (ii) handles the administration of the venture; (iii) manages the day-to-day operations of the community owned by the venture;
(iv) oversees construction and development in the case of a venture with a community under development; and (v) recommends the sale or refinancing of the community. All of AMLI's equity investments are made on a pari passu basis with its co-investment partners and any unresolved disputes of a material nature over major decisions would generally be resolved through the exercise of a buy-sell provision in the partnership agreements.

     The table below summarizes the co-investment activities of the Company since the Initial Offering:

                   COMPANY CO-INVESTMENT ACTIVITIES

                         No. of                   No. of       Total
              No. of    Apartment   No. of      Apartment      No. of
           Communities    Homes   Communities     Homes       Apartment
Year         Acquired   Acquired  Developed(1)  Developed      Homes
----       -----------  --------- ------------  ---------     ---------

1994. . . .      3        1,026        1              502        1,528
1995. . . .      3          794        1              446        1,240
1996. . . .      2        1,080        3              878        1,958
1997. . . .      3        1,506        1              800        2,306
1998. . . .      1          260        8            2,576        2,836
1999. . . .      4        1,426        6            2,178        3,604
2000. . . .      7        3,034        4            1,385        4,419
2001. . . .      1          483        2              830        1,313
2002. . . .      2          938        1              220        1,158
                --       ------       --           ------       ------
  Total . .     26       10,547       27            9,815       20,362
                ==       ======       ==           ======       ======
--------------------

(1) Represents the number of Communities for which development was commenced during the applicable year.


     The following table shows the one-time and recurring annual compensation that the Company and the Service Companies have received from 53 co-investment partnerships through December 31, 2002:

                        COMPANY CO-INVESTMENT COMPENSATION SINCE THE INITIAL OFFERING
                                               (in thousands)

                       1994     1995    1996     1997    1998     1999    2000     2001    2002   Total
                      ------   ------  ------   ------  ------   ------  ------   ------  ------  -------
Transaction fees: (1)
  Acquisition fees. . $  270      219     184      193    --        149     705      118     401    2,239
  Development fees. .   --        206     819    1,451   2,526    2,692   1,904    1,701   2,355   13,654
  Construction fees .     17      182     918    1,558   2,432    2,798   3,005    1,974   1,322   14,206
  Disposition fees. .   --       --        66     --      --        740     512      234     642    2,194
  Debt/Equity
    placement fees. .   --       --      --         88      81       95     327      113    --        704
                      ------   ------  ------   ------  ------   ------  ------   ------  ------  -------
                         287      607   1,987    3,290   5,039    6,474   6,453    4,140   4,720   32,997
                      ------   ------  ------   ------  ------   ------  ------   ------  ------  -------
Recurring fees and
 other interests: (2)
  Asset management
    fees. . . . . . .    167      541     868      967   1,014    1,071     882      847     711    7,068
  Property manage-
    ment fees . . . .    120      408     954    1,694   2,454    3,438   4,956    6,601   6,511   27,136
  Cash flow
    preferences . . .   --       --      --         59     195      381   1,090    2,107   2,314    6,146
                      ------   ------  ------   ------  ------   ------  ------   ------  ------  -------
                         287      949   1,822    2,720   3,663    4,890   6,928    9,555   9,536   40,350
                      ------   ------  ------   ------  ------   ------  ------   ------  ------  -------
Value Added:
  Promoted interest
    from cash flow. .   --       --      --         26      33       80     137      173     726    1,175
  Promoted interest
    from sale . . . .   --       --      --       --      --        554   1,181    1,796    --      3,531
                      ------   ------  ------   ------  ------   ------  ------   ------  ------  -------
                        --       --      --         26      33      634   1,318    1,969     726    4,706
                      ------   ------  ------   ------  ------   ------  ------   ------  ------  -------
       Total. . . . . $  574    1,556   3,809    6,036   8,735   11,998  14,699   15,664  14,982   78,053
                      ======   ======  ======   ======  ======   ======  ======   ======  ======  =======





--------------------

(1)  The transaction fees are shown net of intercompany eliminations to the extent of the Company's percentage interest in its co-investment joint ventures.  The amounts shown represent the portion of the fees earned in the applicable year.  Subsequent to December 31, 2002, additional construction and development fees of approximately $802 million and $1,406 million, respectively, are anticipated to be earned by the
     Company and the Service Companies in connection with the completion of development communities under construction on behalf of existing co-investment joint ventures.

(2)  Recurring fees are shown before intercompany eliminations because such fees are expensed by the co-investment partnerships, which reduce the Company's share of income from the partnerships.  The
     Company owns a weighted average 29% interest in the 53 co-investment partnerships at December 31, 2002.
     The amounts shown represent the portion of the fees earned in the applicable year.  Recurring fees should increase as additional co-investment Communities under development are completed.


     The Company has received indications of interest from existing co-investment partners and other potential investors and is pursuing other commitments for the acquisition or development of additional co-investment communities. In addition, the Company is continually working to expand the base of its institutional joint venture partners.


HISTORY OF THE AMLI RESIDENTIAL PROPERTY BUSINESS

     The Company was formed in February 1994 to continue and expand the multifamily property business previously conducted by ARC. ARC was founded in 1980 by Gregory T. Mutz and John E. Allen, the Chairman and Vice-Chairman of the Company, respectively. Ronald L. Jensen, Chairman of UICI, served on ARC's Board of Directors from 1980 to 1982. In October 1996 ARC was acquired by UICI. From the date of its inception through the date of the Initial Offering, ARC focused on owning, managing, leasing, acquiring and developing upscale residential apartment communities in the Southwest, Southeast and Midwest areas of the United States. During the period from 1982 to 1989, ARC was actively engaged in both the development and acquisition of multifamily communities. From 1989 through the date of the Initial Offering, ARC exclusively pursued acquisition opportunities due to ARC's belief that this strategy provided a more favorable return relative to the risk taken than did the development of new properties during this period. From the date of the Initial Offering to the present, AMLI has pursued a strategy of selective acquisitions and developments in its target markets.


     Prior to 1994 all communities shown as wholly-owned were originally acquired as co-investments between ARC and the third parties who contributed to the Company their interests in various property partnerships.  The following table shows ARC's and the Company's history of acquiring and developing apartment communities:

                                                     STABILIZED COMMUNITIES AT DECEMBER 31,
                                  -----------------------------------------------------------------------
                                                                                                    1982-
                                       2002    2001   2000    1999   1998    1997   1996    1995    1994
                                      ------  ------ ------  ------ ------  ------ ------  ------  ------
Wholly-owned:
  Units at beginning of year. . . . . 12,247  12,191 12,515  12,792 11,650   9,824  9,600   9,789    --
  Units acquired (1). . . . . . . . .    383   1,134  1,074    --    1,102   1,724    --    --      8,146
  Units sold/contributed to
   co-investments . . . . . . . . . .   (908) (1,078)(1,598)   (773)  (472)   (350)   --     (421)   --
  Units developed (2) . . . . . . . .  --      --       200     496    512     452    224     232   1,643
                                      ------  ------ ------  ------ ------  ------ ------  ------  ------
  Total wholly-owned units
    at end of year. . . . . . . . . . 11,722  12,247 12,191  12,515 12,792  11,650  9,824   9,600   9,789
                                      ------  ------ ------  ------ ------  ------ ------  ------  ------

Co-investments:
  Units at beginning of year. . . . . 15,011  13,956  8,936   6,767  5,851   3,677  2,245   1,451    --
  Units acquired/contributed
    to co-investments . . . . . . . .    938     483  3,034   1,026    260   1,506  1,080     794   1,176
  Units sold (1). . . . . . . . . . .   (754)   (488)  (652)   (713) --       --     (150)  --       --
  Units developed (2) . . . . . . . .    616   1,060  2,638   1,856    656     668    502   --        275
                                      ------  ------ ------  ------ ------  ------ ------  ------  ------
  Total co-investment units
    at end of year. . . . . . . . . . 15,811  15,011 13,956   8,936  6,767   5,851  3,677   2,245   1,451
                                      ------  ------ ------  ------ ------  ------ ------  ------  ------
      Total stabilized units. . . . . 27,533  27,258 26,147  21,451 19,559  17,501 13,501  11,845  11,240
                                      ======  ====== ======  ====== ======  ====== ======  ======  ======


   (1)  In 2000 includes 150 units sold to the Company by a co-investment partnership.

   (2)  Units are included on this line when community reaches stabilization.


ITEM 2.  COMMUNITIES

     STABILIZED COMMUNITIES

     A stabilized community refers to a Community that is fully completed and has, in the opinion of management, completed its initial lease-up. The stabilized Communities (the "Wholly-owned Communities" and the "Co-investment Communities") are located in the markets described in the table below.

                            Total         Wholly-owned   Co-investment
                          Communities     Communities    Communities
                        ---------------  -------------- --------------
Market                   Number   Units  Number   Units Number   Units
------                   ------   -----  ------   ----- ------   -----

Dallas/Ft. Worth,
  Texas . . . . . . . .      21   7,901      11   4,099     10   3,802
Atlanta, Georgia. . . .      17   6,253       7   2,771     10   3,482
Chicago, Illinois . . .       8   3,243       1     196      7   3,047
Austin, Texas . . . . .       6   2,797       3   1,304      3   1,493
Indianapolis, Indiana .       6   2,428       3   1,536      3     892
Kansas City, Kansas . .       8   2,518       4   1,154      4   1,364
Houston, Texas. . . . .       3   1,133       1     334      2     799
Denver, Colorado. . . .       3   1,260       1     328      2     932
                            ---  ------     ---  ------    ---  ------
    Total . . . . . . .      72  27,533      31  11,722     41  15,811
                            ===  ======     ===  ======    ===  ======


     DEVELOPMENT COMMUNITIES

     The development Communities are under development or in lease-up in the markets described below:

                                          Wholly-owned   Co-investment
                            Total         Development    Development
                          Communities     Communities    Communities
                        ---------------  -------------- --------------
Market                   Number   Units  Number   Units Number   Units
------                   ------   -----  ------   ----- ------   -----

Atlanta, Georgia. . . .       2     771      --     --    2        771
Austin, Texas . . . . .       1     220      --     --    1        220
Indianapolis, Indiana .       1     322       1     322  --       --
Kansas City, Kansas . .       1     408      --     --    1        408
Houston, Texas. . . . .       1     300      --     --    1        300
Chicago, Illinois . . .       1     520      --     --    1        520
                            ---   -----     ---   ----- ---      -----
    Total . . . . . . .       7   2,541       1     322   6      2,219
                            ===   =====     ===  ====== ===      =====

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

                                                                                       2002
                                                                                      Average       2002
                    Company's                                                         Monthly     Weighted
                    Ownership                                              Average   Collected     Average
                    Percentage                      Year     Number       Unit Size  Revenues     Physical
Communities         (3)           Location        Completed  of Units   (Square Feet)Per Unit     Occupancy
-----------         ----------    --------        ---------  --------   ----------------------   ----------
Dallas/Ft. Worth, TX
AMLI:
 at Bent Tree        100%         Dallas           1996/00        500             963  $   904          90%
 at Bishop's Gate    100%         West Plano        1997          266           1,098    1,083          93%
 at Breckinridge
   Point              45%         Richardson        1999          440           1,063      954          90%
 at Bryan Place       48%         Dallas            1999          420             890      965          85%
 at Chase Oaks       100%         Plano             1986          250             775      738          89%
 at Deerfield         25%         Plano             1999          240             996      897          91%
 at Fossil Creek      25%         Ft. Worth         1998          384           1,001      893          91%
 on Frankford         45%         Dallas            1998          582             889      921          93%
 at Nantucket        100%         Dallas            1986          312             712      626          91%
 of North
    Dallas           100%         Dallas           1985/86      1,032             879      754          90%
 at Oak Bend          40%         Lewisville        1997          426             898      819          90%
 on the Green        100%         Ft. Worth        1990/93        424             846      758          92%
 on the Parkway       25%         Dallas            1999          240             939      903          89%
 at Prestonwood
   Hills              45%         Dallas            1997          272             903      918          91%
 7th Street
   Station (1)       100%         Ft. Worth         2000          189           1,060    1,011          91%
 at Shadow Ridge     100%         Flower Mound      2001          222             983    1,083          87%
 at Stonebridge
    Ranch            100%         McKinney          2001          250             857      822          86%
 on Timberglen        40%         Dallas            1985          260             774      665          92%
 Upper West Side     100%         Ft. Worth         2001          194             907      932          90%
 at Valley Ranch     100%         Irving            1985          460             848      812          88%
 at Verandah          35%         Arlington        1986/91        538             733      741          91%
                                                               ------          ------   ------        -----
                                                                7,901             897      820          90%
                                                               ------          ------   ------        -----




                                                                                       2002
                                                                                      Average       2002
                    Company's                                                         Monthly     Weighted
                    Ownership                                              Average   Collected    Average
                    Percentage                      Year     Number       Unit Size  Revenues     Physical
Communities         (3)           Location        Completed  of Units   (Square Feet)Per Unit     Occupancy
-----------         ----------    --------        ---------  --------   ----------------------   ----------
Austin, TX
AMLI:
 in Great Hills      100%         Austin            1985          344             750      732          92%
 at Lantana Ridge    100%         Austin            1997          354             881      908          92%
 at Monterey Oaks     25%         Austin            2000          430             960      948          93%
 at Scofield Ridge    45%         Austin            2000          487             889      881          90%
 at StoneHollow      100%         Austin            1997          606             866      839          95%
 at Wells Branch      25%         Austin            1999          576             963      855          91%
                                                               ------          ------   ------        -----
                                                                2,797             892      862          92%
                                                               ------          ------   ------        -----
Houston, TX
AMLI:
 at the Medical
   Center            100%         Houston           2001          334             962    1,046          93%
 Midtown              45%         Houston           1998          419             880    1,139          90%
 Towne Square         45%         Houston           1999          380             827    1,069          92%
                                                               ------          ------   ------        -----
                                                                1,133             887    1,088          92%
                                                               ------          ------   ------        -----
Atlanta, GA
AMLI:
 at Barrett Lakes     35%         Cobb County       1997          446           1,037      917          92%
 at Clairmont        100%         Atlanta           1988          288             796      849          92%
 at Kedron Village
   (2)                20%         Peachtree City    2002          216           1,177    1,036          91%
 at Killian Creek    100%         Snellville        1999          256           1,027      892          91%
 at Lost Mountain     75%         Paulding County   2000          164             958      812          89%
 at Mill Creek        25%         Gwinnett County   2001          400           1,015      845          91%
 at Northwinds        35%         Alpharetta        1999          800           1,023      968          91%
 at Park Bridge       25%         Alpharetta        2000          352           1,012      941          92%
 at Park Creek       100%         Gainesville       1998          200             976      796          90%
 at Peachtree City    20%         Peachtree City    1998          312             980      928          88%
 at River Park        40%         Norcross          1997          222           1,021      984          93%
 at Spring Creek     100%         Dunwoody        1985/86/
                                                    87/89       1,180             916      823          88%
 at Towne Creek      100%         Gainesville       1989          150             811      652          88%
 at Vinings          100%         Atlanta           1985          360           1,040      900          92%
 at West Paces       100%         Atlanta           1992          337           1,050      970          91%
 at Willeo Creek      30%         Rosewell          1989          242           1,229      914          89%
 at Windward Park     45%         Alpharetta        1999          328           1,082      905          90%
                                                               ------          ------   ------        -----
                                                                6,253           1,001      893          90%
                                                               ------          ------   ------        -----




                                                                                       2002
                                                                                      Average       2002
                    Company's                                                         Monthly     Weighted
                    Ownership                                              Average   Collected    Average
                    Percentage                      Year     Number       Unit Size  Revenues     Physical
Communities         (3)           Location        Completed  of Units   (Square Feet)Per Unit     Occupancy
-----------         ----------    --------        ---------  --------   ----------------------   ----------
Kansas City, KS
AMLI:
 at Centennial Park  100%         Overland Park     1998          170           1,205    1,045          91%
 Creekside            25%         Overland Park     2000          224             813      834          93%
 at Lexington Farms  100%         Overland Park     1998          404             972      816          91%
 at Regents Center   100%         Overland Park  1991/95/97       424             940      793          91%
 at Regents Crest     25%         Overland Park    1997/00        476             948      796          91%
 at Summit Ridge      25%         Lee's Summit      2001          432             952      843          92%
 at Town Center      100%         Overland Park     1997          156           1,134      972          93%
 at Wynnewood
   Farms              25%         Overland Park     2000          232           1,017      945          90%
                                                               ------          ------   ------        -----
                                                                2,518             975      852          91%
                                                               ------          ------   ------        -----
Indianapolis, IN
AMLI:
 at Castle Creek      40%         Indianapolis      2000          276             978      930          91%
 at Conner Farms     100%         Indianapolis      1993          300           1,091      891          91%
 at Eagle Creek      100%         Indianapolis      1998          240             973      864          92%
 at Lake Clear-
   water              25%         Indianapolis      2000          216           1,009      935          89%
 at Riverbend        100%         Indianapolis     1983/85        996             824      686          93%
 on Spring Mill       20%
                    residual      Carmel            1999          400           1,017      868          87%
                                                               ------          ------   ------        -----
                                                                2,428             937      809          91%
                                                               ------          ------   ------        -----
Chicago, IL
AMLI:
 at Chevy Chase       33%         Buffalo Grove     1988          592             812    1,130          92%
 at Danada Farms      10%         Wheaton          1989/91        600             869    1,114          91%
 at Fox Valley        25%         Aurora            1998          272             990    1,127          89%
 at Oakhurst North    25%         Aurora            2000          464           1,013    1,087          87%
 at Osprey Lake       69%         Gurnee           1997/99        483             938    1,116          90%
 at Poplar Creek     100%         Schaumburg        1985          196             906    1,355          93%
 at St. Charles       25%         St. Charles       2000          400             990    1,165          89%
 at Windbrooke        15%         Buffalo Grove     1987          236             903    1,160          92%
                                                               ------          ------   ------        -----
                                                                3,243             919    1,139          90%
                                                               ------          ------   ------        -----




                                                                                       2002
                                                                                      Average       2002
                    Company's                                                         Monthly     Weighted
                    Ownership                                              Average   Collected    Average
                    Percentage                      Year     Number       Unit Size  Revenues     Physical
Communities         (3)           Location        Completed  of Units   (Square Feet)Per Unit     Occupancy
-----------         ----------    --------        ---------  --------   ----------------------   ----------
Denver, CO
AMLI:
 at Gateway Park     100%         Denver            2000          328             899      964          90%
 at Lowry Estates     50%         Denver            2000          414             947    1,147          86%
 at Park Meadows      25%         Littleton         2001          518           1,029    1,095          80%
                                                               ------          ------   ------        -----
                                                                1,260             968    1,078          85%
                                                               ------          ------   ------        -----
  Total at
    December 31, 2002                                          27,533             936   $  910        90.1%
                                                               ======          ======   ======        =====

           (1)  Acquired in October 2002; represents fourth quarter average occupancy.
           (2)  Stabilized in the fourth quarter of 2002; represents fourth quarter average occupancy.
           (3)  The Company generally has the potential to receive cash distributions in excess of its percentage ownership (a promoted interest), subject to a given co-investment community exceeding specified financial returns.


                                                  OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Company's Wholly-owned
Communities and Co-investment Communities:

                                                             2002                      2001
                            Company's    Number   ----------------------------------------------------
                            Ownership      of        at    at     at     at    at     at    at     at
Community                   Percentage    Units    12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
---------                   ----------   -------   ----- -----  -----  ----- -----  ----------- ------
Wholly-owned Communities
------------------------
Dallas/Ft. Worth, TX
 AMLI:
   at AutumnChase . . . . . .  100%        N/A       N/A   N/A    N/A    N/A   N/A    N/A   N/A    92%
   at Bent Tree . . . . . . .  100%        500       88%   87%    93%    94%   89%    93%   92%    92%
   at Bishop's Gate . . . . .  100%        266       89%   91%    93%    95%   92%    90%   93%    90%
   at Chase Oaks. . . . . . .  100%        250       85%   88%    87%    97%   90%    95%   93%    96%
   at Gleneagles. . . . . . .  100%        N/A       N/A   N/A    90%    92%   91%    92%   94%    95%
   on the Green . . . . . . .  100%        424       90%   95%    90%    90%   91%    93%   94%    91%
   at Nantucket . . . . . . .  100%        312       91%   85%    93%    94%   96%    94%   94%    92%
   of North Dallas. . . . . .  100%      1,032       85%   87%    91%    92%   94%    92%   93%    95%
   on Rosemeade . . . . . . .  100%        N/A       N/A   N/A    N/A    N/A   N/A    N/A   93%    94%
   at Stonebridge Ranch . . .  100%        250       72%   80%    88%    90%   90%    90%   82%    N/A
   at Shadow Ridge. . . . . .  100%        222       82%   93%    87%    89%   78%    85%   N/A    N/A
   at Valley Ranch. . . . . .  100%        460       89%   90%    84%    89%   89%    90%   93%    95%
   Upper West Side. . . . . .  100%        194       95%   96%    94%    N/A   N/A    N/A   N/A    N/A
   7th Street Station . . . .  100%        189       92%   N/A    N/A    N/A   N/A    N/A   N/A    N/A
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         4,099       87%   90%    90%    92%   91%    92%   93%    94%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----

Austin, TX
 AMLI:
   in Great Hills . . . . . .  100%        344       90%   92%    91%    89%   94%    92%   90%    91%
   at Lantana Ridge . . . . .  100%        354       89%   91%    93%    90%   88%    94%   89%    90%
   at StoneHollow . . . . . .  100%        606       93%   95%    94%    93%   94%    94%   94%    89%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,304       91%   93%    93%    91%   92%    93%   92%    90%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----

Houston, TX
AMLI:
 at the Medical Center. . . .  100%        334       88%   94%    97%    94%   93%    94%   N/A    N/A
 at Western Ridge . . . . . .  100%        N/A       N/A   92%    94%    94%   95%    98%   95%    91%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                           334       88%   93%    95%    94%   94%    96%   95%    91%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----




                                                             2002                      2001
                            Company's    Number   ----------------------------------------------------
                            Ownership      of        at    at     at     at    at     at    at     at
Community                   Percentage    Units    12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
---------                   ----------   -------   ----- -----  -----  ----- -----  ----------- ------
Atlanta, GA
 AMLI:
  at Clairmont. . . . . . . .  100%        288       89%   92%    89%    94%   94%    92%   95%    97%
  at Killian Creek. . . . . .  100%        256       91%   92%    93%    95%   87%    92%   93%    97%
  at Park Creek . . . . . . .  100%        200       90%   91%    95%    83%   85%    83%   91%    93%
  at Towne Creek. . . . . . .  100%        150       86%   81%    90%    93%   89%    93%   90%    89%
  at Spring Creek . . . . . .  100%      1,180       90%   88%    87%    90%   90%    90%   94%    92%
  at Vinings. . . . . . . . .  100%        360       89%   91%    93%    93%   91%    90%   93%    95%
  at West Paces . . . . . . .   100%       337       94%   95%    88%    91%   94%    94%   93%    93%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         2,771       90%   90%    89%    91%   90%    91%   93%    93%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----

Kansas City, KS
 AMLI:
   at Alvamar . . . . . . . .  100%        N/A       N/A   N/A    N/A    N/A   N/A    N/A   93%    86%
   at Centennial Park . . . .  100%        170       87%   91%    92%    89%   92%    96%   88%    86%
   at Lexington Farms . . . .  100%        404       92%   91%    93%    92%   92%    92%   93%    91%
   at Regents Center. . . . .  100%        424       91%   91%    94%    89%   88%    94%   93%    89%
   at Town Center . . . . . .  100%        156       94%   91%    92%    94%   90%    96%   90%    87%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,154       91%   91%    93%    91%   90%    94%   92%    89%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
Indianapolis, IN
 AMLI:
   at Conner Farms. . . . . .  100%        300       87%   88%    92%    90%   89%    92%   93%    89%
   at Eagle Creek . . . . . .  100%        240       90%   96%    93%    93%   88%    90%   93%    93%
   at Riverbend . . . . . . .  100%        996       91%   93%    94%    94%   90%    94%   90%    83%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,536       90%   92%    93%    93%   90%    92%   91%    86%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
Chicago, IL
 AMLI:
   at Poplar Creek. . . . . .  100%        196       88%   91%    95%    94%   94%    95%   94%    96%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----

Denver, CO
 AMLI:
   at Gateway Park. . . . . .  100%        328       92%   92%    90%    89%   85%    91%   93%    85%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
Total Wholly-owned
  Communities . . . . . . . .           11,722     89.1% 90.7%  91.2%  91.8% 90.7%  92.1% 92.4%  91.3%
                                        ======     ===== =====  =====  ===== =====  ===== =====  =====




                                                             2002                      2001
                            Company's    Number   ----------------------------------------------------
                            Ownership      of        at    at     at     at    at     at    at     at
Community                   Percentage    Units    12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
---------                   ----------   -------   ----- -----  -----  ----- -----  ----------- ------

Co-investment Communities:
--------------------------

Dallas, TX
 AMLI:
   at Deerfield . . . . . . .   25%        240       85%   91%    89%    93%   93%    92%   95%    86%
   at Fossil Creek. . . . . .   25%        384       92%   94%    92%    91%   87%    95%   95%    94%
   at Oak Bend. . . . . . . .   40%        426       88%   91%    91%    92%   91%    96%   94%    93%
   on the Parkway . . . . . .   25%        240       87%   87%    88%    92%   91%    94%   92%    91%
   at Prestonwood Hills . . .   45%        272       89%   94%    92%    93%   89%    95%   97%    96%
   on Timberglen. . . . . . .   40%        260       84%   89%    92%    94%   95%    94%   94%    94%
   at Verandah. . . . . . . .   35%        538       90%   93%    93%    92%   93%    96%   94%    90%
   on Frankford . . . . . . .   45%        582       91%   91%    96%    94%   92%    93%   93%    94%
   at Breckinridge Point. . .   45%        440       92%   91%    94%    90%   87%    89%   93%    93%
   at Bryan Place . . . . . .   48%        420       80%   86%    90%    N/A   N/A    N/A   N/A    N/A
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                         3,802       88%   91%    92%    92%   91%    94%   94%    93%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Austin, TX
 AMLI:
   at Wells Branch. . . . . .   25%        576       87%   91%    92%    92%   88%    93%   87%    81%
   at Scofield Ridge. . . . .   45%        487       92%   91%    89%    88%   86%    90%   87%    80%
   at Monterey Oaks . . . . .   25%        430       94%   95%    92%    92%   92%    94%   88%    94%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,493       91%   92%    91%    91%   88%    92%   87%    88%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Houston, TX
 AMLI:
   at Champions Centre. . . .   N/A        N/A       N/A   N/A    N/A    98%   94%    93%   89%    95%
   at Champions Park. . . . .   N/A        N/A       N/A   N/A    N/A    91%   94%    92%   94%    90%
   at Greenwood Forest. . . .   N/A        N/A       N/A   N/A    92%    92%   91%    93%   93%    87%
   Midtown. . . . . . . . . .   45%        419       88%   90%    93%    91%   90%    97%   96%    96%
   Towne Square . . . . . . .   45%        380       89%   89%    95%    90%   91%    96%   90%    95%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                           799       88%   90%    94%    92%   92%    94%   93%    93%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----




                                                             2002                      2001
                            Company's    Number   ----------------------------------------------------
                            Ownership      of        at    at     at     at    at     at    at     at
Community                   Percentage    Units    12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
---------                   ----------   -------   ----- -----  -----  ----- -----  ----------- ------

Atlanta, GA
 AMLI:
   at Barrett Lakes . . . . .   35%        446       94%   94%    93%    91%   85%    94%   92%    94%
   at Northwinds. . . . . . .   35%        800       90%   91%    92%    93%   93%    92%   95%    93%
   at River Park. . . . . . .   40%        222       93%   95%    90%    95%   94%    89%   91%    96%
   at Willeo Creek. . . . . .   30%        242       86%   88%    91%    88%   91%    84%   91%    98%
   at Windward Park . . . . .   45%        328       96%   93%    91%    91%   87%    90%   91%    88%
   at Peachtree City. . . . .   20%        312       90%   89%    86%    86%   92%    92%   94%    89%
   at Lost Mountain . . . . .   75%        164       87%   92%    91%    95%   83%    93%   95%    95%
   at Park Bridge . . . . . .   25%        352       89%   94%    94%    92%   92%    93%   96%    95%
                                                                       lease lease  lease lease  lease
   at Mill Creek. . . . . . .   25%        400       95%   90%    94%    up    up     up    up     up
                                                         lease  lease  lease lease
   at Kedron Village. . . . .   20%        216       92%   up     up     up    up     N/A   N/A    N/A
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         3,482       91%   92%    92%    91%   90%    91%   94%    93%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----

Kansas City, KS
 AMLI:
   at Regents Crest . . . . .   25%        476       88%   92%    95%    90%   86%    89%   92%    90%
   Creekside. . . . . . . . .   25%        224       92%   90%    96%    94%   91%    93%   88%    91%
   at Wynnewood Farms . . . .   25%        232       89%   89%    91%    91%   88%    93%   92%    91%
                                                                                    lease lease  lease
   at Summit Ridge. . . . . .   25%        432       90%   93%    94%    90%   91%    up    up     up
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,364       89%   92%    94%    91%   89%    91%   91%    91%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Indianapolis, IN
 AMLI:
   on Spring Mill . . . . . .  20%
                           residual        400       90%   89%    87%    84%   80%    81%   78%    80%
   at Lake Clearwater . . . .  25%         216       88%   91%    91%    92%   84%    93%   94%    94%
   at Castle Creek. . . . . .  40%         276       89%   92%    95%    89%   91%    88%   91%    95%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                           892       89%   91%    90%    87%   84%    86%   86%    88%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----





                                                             2002                      2001
                            Company's    Number   ----------------------------------------------------
                            Ownership      of        at    at     at     at    at     at    at     at
Community                   Percentage    Units    12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
---------                   ----------   -------   ----- -----  -----  ----- -----  ----------- ------

Chicago, IL
 AMLI:
   at Chevy Chase . . . . . .   33%        592       91%   93%    94%    93%   85%    91%   95%    95%
   at Danada Farms. . . . . .   10%        600       89%   90%    93%    93%   86%    87%   94%    96%
   at Fox Valley. . . . . . .   25%        272       83%   97%    93%    85%   83%    92%   93%    94%
   at Willowbrook . . . . . .   N/A        N/A       N/A   N/A    N/A    N/A   N/A    N/A   93%    93%
   at Windbrooke. . . . . . .   15%        236       88%   90%    95%    98%   86%    95%   97%    96%
   at Oakhurst North. . . . .   25%        464       86%   89%    93%    86%   80%    86%   90%    93%
   at St. Charles . . . . . .   25%        400       87%   89%    89%    88%   87%    84%   91%    89%
   at Osprey Lake . . . . . .   69%        483       81%   86%    90%    93%   96%    93%   92%    87%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                         3,047       87%   90%    92%    91%   86%    89%   93%    93%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Denver, CO
 AMLI:
   at Lowry Estates . . . . .   50%        414       86%   89%    88%    87%   91%    91%   88%    87%
   at Park Meadows. . . . . .   25%        518       76%   80%    81%    N/A   N/A    N/A   N/A    N/A
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                           932       80%   84%    84%    87%   91%    91%   88%    87%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Total Co-investment
  Communities . . . . . . . .           15,811     88.5% 90.6%  91.7%  90.9% 89.0%  91.5% 92.0%  91.7%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Total . . . . . . . . . . . .           27,533     88.7% 90.6%  91.5%  91.3% 89.8%  91.8% 92.2%  91.5%
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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of the year ended December 31, 2002.


                                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common shares began trading on the NYSE on February 9, 1994, under the symbol "AML."  The following table shows the quarterly high and low sale prices per share as reported on the NYSE and the dividends paid by the Company with respect to the periods noted.

                                                      2002                           2001
                                         -----------------------------  -----------------------------
                                                             Dividends                      Dividends
                                                             Per Share                      Per Share
                                           High        Low      (1)        High       Low      (1)
                                          ------      -----  ---------    ------     -----  ---------

  First Quarter . . . . . . . . . . .     $26.00     $23.40      $0.48    $25.19    $21.00      $0.47
  Second Quarter. . . . . . . . . . .      26.98      24.07       0.48     24.60     21.75       0.47
  Third Quarter . . . . . . . . . . .      26.00      19.40       0.48     24.90     22.80       0.48
  Fourth Quarter. . . . . . . . . . .      22.15      18.84       0.48     25.77     22.30       0.48


    (1)  The Company paid dividends with respect to these quarters in the quarter immediately following the calendar quarter in which the related cash flow from operations was generated.

    The number of beneficial holders of common shares at February 28, 2003 was approximately 10,000.  The information concerning beneficial owners is based on information provided by brokers and depositories who hold shares in their names on behalf of others.




     Dividends are declared and paid in the second month following the end of the calendar quarter in which the related cash flow from operations is generated. On February 28, 2003, the last reported sale price of the common shares on the NYSE was $20.20 per share. On the same date, the Company had 16,784,882 common shares outstanding held by 318 shareholders of record.

     The Company's current dividend payment level equals an annual rate of $1.92 per common share. The Company anticipates that it will continue to make regular quarterly dividend payments. In 2001, the Company distributed more than 100% of its taxable income. In 2002, the Company distributed 100% of its taxable income, composed of $1.92 per share from the current year and $0.17 per share representing the portion of the 2003 distribution designated as a throwback dividend to 2002. Accordingly, no provision has been made for Federal income taxes for the Company. Dividends paid in 2002 were fully taxable (approximately 68% as capital gain and approximately 32% as ordinary income). The Company estimates that dividends to be paid in 2003 will also be fully taxable.

     Future distributions by the Company will be at the discretion of the Board of Trustees and will depend on the actual cash available for distribution and funds from operations of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as the Board of Trustees deems relevant. The annual dividend payments for calendar year 2002 (including capital gain dividend) necessary for the Company to maintain its status as a REIT are approximately $1.88 per share.

UNITS IN THE OPERATING PARTNERSHIP

     On January 29, 2001, the Operating Partnership issued 86,494 OP Units at a then-current value of $1.9 million, in exchange for a multifamily residential apartment community. The OP Units were issued solely to "accredited investors" in reliance upon the exemption set forth in Regulation D.

     On March 31, 2001, the Operating Partnership issued 40,136 OP Units at a then-current value of $0.9 million, in exchange for a multifamily residential apartment community. The OP Units were issued solely to "accredited investors" in reliance upon the exemption set forth in Regulation D.

     On August 6, 2001, the Operating Partnership issued 109,748 OP Units at a then-current value of $2.6 million, in exchange for a multifamily residential apartment community. The OP Units were issued solely to an "accredited investor" in reliance upon the exemption set forth in Regulation D.


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

REPURCHASE OF COMMON SHARES

     Pursuant to authorizations by the Company's Board of Trustees, the Company repurchased 1,686,900 of its common shares of beneficial interest at an average share price of $21.54, as follows:

                                  No. of            Average
                Year              Shares             Price
              Acquired          Repurchased         Per Share
              --------          -----------        ----------

                 2001              220,400            $ 22.13
                 2002            1,466,500            $ 21.45
                                 ---------
                                 1,686,900            $ 21.54
                                 =========            =======

The Company may acquire up to 464,000 additional common shares based on the existing authorization.

ITEM 6.  SELECTED FINANCIAL DATA
     The following table shows selected financial data relating to the historical financial condition and results of operations of the Company.  Such selected financial data is qualified in its entirety by, and should be read in conjunction with, "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations"
and the Consolidated Financial Statements and notes thereto included in this report.

                                                          HISTORICAL
                                 (Dollars in thousands, except share data and apartment homes)
                               ----------------------------------------------------------------
                                       2002        2001        2000         1999        1998
                                    ----------  ----------  ----------   ----------  ----------
OPERATING DATA:
Total revenue (a) . . . . . . . . . $  124,864     130,172     131,746      129,108     117,353
Gains from sales of rental
  communities (a) . . . . . . . . .     20,189      23,296      50,180       21,158       3,621
Income from continuing operations
  before minority interest. . . . .     25,144      50,058      87,859       59,165      32,669

Income from discontinued operations,
  net of minority interest. . . . .     18,137       2,997       1,871        1,508       1,585

Net income. . . . . . . . . . . . .     40,355      45,746      76,533       51,738      29,700
Net income attributable to
  common shares . . . . . . . . . .     32,366      38,791      69,476       44,457      24,825

Net income per common share
  - basic . . . . . . . . . . . . .       1.83        2.18        4.00         2.63        1.49
Net income per common share
  - diluted . . . . . . . . . . . .       1.80        2.12        3.59         2.46        1.49

BALANCE SHEET DATA:
Residential real estate, before
 accumulated depreciation . . . . .    768,281     802,414     748,345      729,325     739,764
Investments in partnerships . . . .    197,517     184,270     166,569      107,518      72,150
Total assets. . . . . . . . . . . .    920,854     919,002     865,991      804,618     785,592
Total debt. . . . . . . . . . . . .    421,554     399,309     385,981      369,541     367,370
Mandatorily redeemable convertible
  preferred shares. . . . . . . . .     93,247      93,287      74,144       74,144      74,162
Minority interest . . . . . . . . .     65,728      68,186      59,537       57,813      54,574
Shareholders' equity. . . . . . . .    302,128     330,277     325,795      282,897     268,692
OP Units owned by AMLI. . . . . . . 20,720,250  22,115,368  21,324,504   20,971,138  20,880,155
Total OP Units. . . . . . . . . . . 24,339,053  25,779,764  24,558,242   24,538,654  24,445,827





                                                          HISTORICAL
                                 (Dollars in thousands, except share data and apartment homes)
                               ----------------------------------------------------------------
                                       2002        2001        2000         1999        1998
                                    ----------  ----------  ----------   ----------  ----------
OTHER DATA:
Funds from operations (b) . . . . .     60,098      63,142      67,859       63,579      53,232
Cash dividends paid per common
  share . . . . . . . . . . . . . .       1.92        1.89        1.86         1.81        1.76
Net cash flow from operating
  activities. . . . . . . . . . . .     59,640      57,985      53,080       62,503      47,175
Net cash flow from (for) investing
  activities. . . . . . . . . . . .      5,499     (39,390)    (21,259)     (22,014)   (121,935)
Net cash flow from (for) financing
  activities. . . . . . . . . . . .    (68,609)    (17,809)    (29,033)     (42,717)     73,630
Apartment homes (c) . . . . . . . .     12,044      12,569      12,191       12,715      14,278

UNCONSOLIDATED CO-INVESTMENT
 PARTNERSHIPS:
Total revenue . . . . . . . . . . .    167,160     166,593     128,376       92,084      68,018
Residential real estate, before
  accumulated depreciation. . . . .  1,402,502   1,243,786   1,173,863      795,779     576,807
Total assets. . . . . . . . . . . .  1,318,729   1,184,528   1,112,991      772,897     557,265
Total debt. . . . . . . . . . . . .    589,284     489,912     471,753      320,355     263,520
Company's share of debt . . . . . .    216,172     186,842     170,654       99,068      71,802
Property EBITDA . . . . . . . . . .    100,209     102,113      78,209       56,342      40,684
Company's share of Property
  EBITDA (d). . . . . . . . . . . .     34,520      34,887      25,081       15,976      11,147
Apartment homes (c) . . . . . . . .     18,030      17,626      16,801       13,034      10,143

     (a) Includes discontinued operations.

     (b) The Company believes that funds from operations ("FFO") is useful as a measure of the performance of an equity REIT.  FFO is defined as net income (computed in accordance with generally accepted accounting principles ("GAAP")), excluding extraordinary gains (losses) from debt restructurings and gains (losses)
         from sales of depreciable operating properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships, joint ventures and other affiliates.  Adjustments for unconsolidated partnerships, joint ventures and other affiliates are calculated to reflect FFO on the same basis. FFO does not represent cash flows from operations, as defined by GAAP; is not indicative that cash flows are adequate to fund all cash needs; and is not to be considered an alternative to net income or any other GAAP measure as a measurement of the results of the Company's operations or the
         Company's cash flows or liquidity as defined by GAAP.

     (c) Includes Communities still under development at end of year.

     (d) The Company is entitled to an increased share of any cash flow after the Company and its co-investment partners have received distributions equal to a minimum return on their contributions.  These amounts include the Company's share of cash flows in excess of its ownership interest.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except share data, rental rates and capital expenditures per unit)

     The following discussion is based primarily on the Consolidated Financial Statements of AMLI Residential Properties Trust (the "Company" or "AMLI") as of December 31, 2002 and 2001 and for the years ended
December 31, 2002, 2001 and 2000. This information should be read in conjunction with the accompanying Consolidated Financial Statements and notes thereto.

     As of December 31, 2002, the Company owned an approximate 85% general partnership interest in AMLI Residential Properties, L.P. (the "Operating Partnership"), which holds the operating assets of the Company. The limited partners hold Operating Partnership units ("OP Units") that are convertible into common shares of the Company on a one-for-one basis, subject to certain limitations.

     During 2002 and 2001, the Company repurchased 1,686,900 of its common shares at an average price of $21.54 per share (with the Operating Partnership acquiring concurrently the same number of OP Units from the Company). At December 31, 2002, the Company owned 20,720,250 OP Units (including 4,025,000 Preferred OP Units) and the limited partners owned 3,618,803 OP Units. The Company has qualified, and anticipates continuing to qualify, as a real estate investment trust ("REIT") for Federal income tax purposes.

     At December 31, 2002, the Company owned, or owned interests in, 27,533 apartment homes in stabilized communities and an additional 2,541 apartment homes in communities under development or in lease-up.

     AMLI Management Company ("AMC") and AMLI Institutional Advisors, Inc. ("AIA") are each a service company subsidiary (collectively the "Service Companies"), which provide property management, construction, and institutional advisory services for the Company and its co-investment partnerships. These Service Companies elected taxable REIT subsidiary ("TRS") status for IRS reporting purposes as of January 1, 2001. AMLI Residential Construction, LLC ("Amrescon") is a wholly-owned subsidiary of AMC and has also elected to be a TRS. Through December 31, 2002, the Company owned 5% of the voting control and 95% of the economic benefit of unconsolidated subsidiaries. As of December 31, 2002, the Company acquired from AMLI Realty Co. ("ARC"), a wholly-owned subsidiary of UICI (NYSE:
UCI), ARC's 95% voting control and approximate 5% economic interest in the Service Companies, together with exclusive rights to the "AMLI" servicemark, for a purchase price of $700. As a result of this transaction, the accounts of the subsidiaries were consolidated in the Company's Consolidated Balance Sheet at December 31, 2002. However, the subsidiaries' results of operations have been reflected on the Company's Consolidated Statements of Operations using the equity method of accounting, but will be consolidated prospectively as of January 1, 2003.

     During 2002, the Company was limited in its ability to raise rents and increase occupancies at many of its communities because of relative weak demand in most of its markets. The Company continues to be exposed to potentially decreasing levels of rental income as a result of future declines in occupancy, increased levels of rent concessions, lower net effective rents, and possible higher delinquencies. Additional factors potentially contributing to future declines in community revenue include slow to negative new job creation, the overall condition of local economies, pockets of overbuilding, and loss of residents to home ownership made more affordable by the current low interest rate environment.

     In general, operating expenses are continuing to increase, adding to the negative impact on net operating income from reduced revenue. The September 11, 2001 attack on the World Trade Center has had, among other things, the effect of increasing the cost of insurance. The Company anticipates that its insurance costs for 2003 will increase by approximately 15%, even with increased deductibles.

     At least one state in which the Company operates is considering changes in state tax law which may result in the imposition of additional annual taxes on the Company. It is not currently possible to determine the potential impact of such change in the tax law.

     In response to a nationwide economic slowdown, the Company has slowed or curtailed its development of new apartment communities, and has acquired fewer additional communities than in prior years in anticipation of better acquisition pricing. Although the Company has recently moved to reduce its construction and development overhead, the reduced number of new developments may not be sufficient in future years to support this reduced level of overhead.

     The Company believes that the operating prospects for the existing development communities remain acceptable based upon current economic and other conditions existing in the areas in which the Company's development activities are focused. There are uncertainties and risks with any development project. While the Company has prepared development budgets and has estimated completion and stabilization target dates for each of the development communities based upon what it believes are reasonable assumptions, there can be no assurance that actual costs will not exceed current budgets or that the Company will not experience construction delays due to the unavailability of building materials, weather conditions or other events beyond the Company's control. Similarly, adverse market conditions at the time that the development communities become available for leasing could affect the rental rates that may be charged and the period necessary to achieve stabilization at the development communities.

     The Company is expecting to incur $400-$500 in increased general and administrative expenses during 2003 as it complies with various new legislation dealing with corporate governance. Such expenses include those associated with formalizing an internal audit function.


CRITICAL ACCOUNTING AREAS

     ACCOUNTING FOR INVESTMENTS IN AND TRANSACTIONS WITH UNCONSOLIDATED PARTNERSHIPS

     The Company does not control the partnerships in which it co-invests (the Company shares decision making authority over all major decisions with various co-investment partners); therefore, the Company's investments in these partnerships are appropriately accounted for using the equity method of accounting. As a result, more than half of the Company's assets and related debt (and all of the Company's co-investment partners' equity) is reported "off balance sheet."

     The condensed combined financial information for the Company and its co-investment partnerships at and for the year ended December 31, 2002, as shown below, is presented as supplementary information intended to provide a better understanding of the Company's financial position.

     The information presented in the following table includes the unconsolidated co-investment partnerships at 100%.

                                                         Company
                                         Effect of       and Co-
                               Consol-   Combining      Investment
                               idated    Co-Invest-      Partner-
                              Company    ment Part-       ships
                              ("GAAP")   nerships       (Combined)
                              --------   ----------     ----------
Rental communities            $729,180    1,222,277      1,951,457
Accumulated depreciation      (120,268)    (125,922)      (246,190)
                              --------    ---------      ---------
                               608,912    1,096,355      1,705,267
Land and rental communities
 under development              39,101      180,225        219,326
Investments in co-investment
 partnerships                  197,517     (197,517)         --
Other, net                      37,127       (4,863)        32,264
                              --------    ---------      ---------
                               882,657    1,074,200      1,956,857
Debt - Company's share        (421,554)    (216,172)      (637,726)
Debt - partners' share           --        (373,112)      (373,112)
                              --------    ---------      ---------
Total net assets               461,103      484,916        946,019
Partners' share of net assets    --        (484,916)      (484,916)
                              --------    ---------      ---------
Company's share of net assets $461,103        --           461,103
                              ========    =========      =========


     The information presented in the following table includes AMLI's proportionate share of unconsolidated co-investment partnerships.

                                                       Company and
                               Consol-    Share of     Share of Co-
                               idated    Co-Invest-     Investment
                              Company    ment Part-    Partnerships
                              ("GAAP")   nerships       (Combined)
                              --------   ----------    ------------

Rental communities            $729,180      408,746      1,137,926
Accumulated depreciation      (120,268)     (38,705)      (158,973)
                              --------    ---------      ---------
                               608,912      370,041        978,953
Land and rental communities
 under development              39,101       44,282         83,383
Investments in co-investment
 partnerships                  197,517     (197,517)         --
Other, net                      37,127         (634)        36,493
                              --------    ---------      ---------
                               882,657      216,172      1,098,829
Debt - Company's share        (421,554)    (216,172)      (637,726)
                              --------    ---------      ---------
Company's share of net assets $461,103        --           461,103
                              ========    =========      =========

     The Company conducts business through its co-investment partnerships in order to avail itself of private capital when that capital source is less expensive, to limit risk, and to earn compensation in the form of fees and cash flow preferences ("promoted interests"); otherwise, the Company conducts business through its co-investment partnerships in the same way it conducts the business of its wholly-owned communities. The Company is compensated in a variety of ways for the services it provides to these co-investment partnerships or AMLI's partners. Most of the accounting policies that are deemed to be Critical Accounting Policies relate to accounting for this compensation. This compensation includes, among other fees, acquisition fees, disposition fees, development fees, asset management fees, financing fees and a possible promoted interest earned by the Operating Partnership. In addition, construction and property management fees are earned by the Service Companies.

     In general, fees are recognized upon completion of the earnings process, regardless of the timing of the receipt of cash. For instance, acquisition and disposition fees are recognized only upon completion of an acquisition or disposition of property on behalf of a co-investment partnership, and asset management and property management fees are recognized as they are earned as services are provided. Development and construction fees are recognized using the percentage of completion method (e.g., 40% of total development fees are recognized when 40% of total costs are incurred). Payment of a portion of development fees earned may, in some instances, be deferred until completion of development and lease-up. Absent indications of inability to complete development or lease-up, this payment deferral does not necessitate deferral of development fee income as recognized on the percentage of completion method. At December 31, 2002 and 2001, total development fees earned but not yet collected totaled $649 and $1,267, respectively, and are included in Other assets in the accompanying Consolidated Balance Sheets at December 31, 2002 and 2001.

     A portion of any fees earned from a co-investment partnership is eliminated to the extent of the Company's ownership interest (that is, AMLI does not recognize as income). For instance, if the Company earns a $400 acquisition fee, which is earned from a partnership in which it holds a 25% ownership interest, only $300 in fee income is recognized. Because the co-investment partnership has incurred $400 of cost and capitalized this fee as part of its property acquisition cost, the Company's share of equity on the books of this partnership will exceed its investment in this partnership by $100. The eliminated fees and the other differences are being taken into earnings over 40 years as the underlying properties are depreciated. Any remaining unamortized fees are taken into income upon a community's disposition.

     At December 31, 2002, details of these differences between the Company's aggregate investment in partnerships and its aggregate share of equity as recorded on the books of these partnerships, net of accumulated amortization, are as follows:

           AMLI's share of equity in
             partnerships                       $196,558
               Negative investment balances
                 presented in other liabilities    4,806
               Capitalized interest                4,941
               Eliminated fees                    (6,233)
               Eliminated construction profits    (2,541)
               Other comprehensive loss           (1,491)
               Other                               1,477
                                                --------
           Total investments in partnerships    $197,517
                                                ========

     The Company capitalizes interest relating to its investments to the extent that qualified assets of each partnership (those under development) exceed debt of that partnership. Most of the $4,941 in capitalized interest relates to the Company's capital contributions which funded its share of the development costs of communities owned by unleveraged partnerships. Capitalized interest is being amortized against earnings over 40 years.

     PROMOTED INTERESTS

     In most of the co-investment partnerships, the Company is entitled to an increased share of any cash flow after the Company and its co-investment partners have received distributions equal to a minimum return on their contributions (and return of capital contributions in the case of distribution of sale or refinancing proceeds). The Company views these "promoted interests" as "back end" compensation for having managed successful investments for its partners. The promoted interest amounts are recognized in income when received in cash. Most of this additional compensation is recognized following the sale or refinancing of the community and distribution of the proceeds, although receipt of cash and recognition of income can occur earlier.

     In February 2002, the loan of AMLI at Windbrooke, a co-investment community, was refinanced. This community acquired in 1995 for $17,775, had increased in value by the February 2002 maturity of its original $11,500, 9.24% loan. On February 4, 2002, the Company received $1,545 as its share of refinancing proceeds from the placement of a new $20,800, 6.43% non-recourse first mortgage loan on the community. The Company's co-investment partner's $8,023 share of the distribution, when taken together with prior distributions of operating cash flows, returned all original capital contributions plus the minimum return hurdle of the partnership.
As a result, notwithstanding the Company's original 15% interest in this partnership, the Company will, in general, be receiving future cash flows in excess of AMLI's ownership interest of 15% to its aggregate promoted interest of 32%.

     In May 2002, the refinancing of the loan of AMLI at Chevy Chase, another co-investment community, resulted in a similar situation. The acquisition of the community was initially financed by a $29,767 first mortgage note bearing interest at 6.67%. On May 21, 2002, the loan agreement was amended to increase the principal amount to $48,000 and change the interest rate to 7.11%. Part of the net proceeds was distributed to the partners and the remainder was used to repay the balance of the original loan. The Company received $7,594 from the proceeds of this loan. With this distribution, the partners have received a return of their original capital plus a specified yield. Since this refinancing, AMLI's share of cash flows has been in excess of its ownership interest of 33% to its aggregate promoted interest of 40%, and AMLI will receive 50% of any distribution from future sale or refinancing.

     Promoted interests recognized from the sales of AMLI at Willowbrook in 2001 and AMLI at Pleasant Hill in 2000 contributed $0.07 and $0.05 per share, respectively, to FFO and operating earnings in those years.

     ACCOUNTING FOR INVESTMENTS IN AND TRANSACTIONS WITH THE SERVICE
COMPANIES

     Each of the Service Companies is a TRS established to provide services for fees, primarily to the Company and its co-investment partnerships. Through ownership of these subsidiaries, the Company is able to participate in the costs and benefits of value-added activities, which would be impermissible for a REIT to undertake directly. The Company eliminates fee income generated by the Service Companies to the extent of the Company's interest in the respective co-investment partnerships.

     Capital needs of the Service Companies since the Company's initial public offering in 1994 have resulted primarily from (1) working capital requirements associated with construction activities undertaken on behalf of the Company and its co-investment partnerships, (2) costs of management information systems development, especially in 2001, to give AMC the scalable systems needed to accommodate future growth, and (3) costs of real estate acquired.

     AMC capitalizes costs of hardware and software acquired and installed and also capitalizes internal costs associated with software development, and amortizes all such costs over five years. Some accounting judgment is required in the determination of the costs appropriate for capitalization and in the determination of the appropriateness of the period over which such costs are amortized. Total deferred information technology costs, net of accumulated amortization, were $8,329 at December 31, 2002.

     In conjunction with the Company's land acquisition activities, Amrescon has acquired land that cannot or will not be developed for multi-family development/investment purposes. In 2001, Amrescon has also commenced participation in two joint ventures, which are building multifamily developments intended for sale at or near completion. The Company recorded $2,506 as its after-tax share of gains from Amrescon's land sales in 2000, but has not recorded any significant gain or loss in 2001 or 2002.

     COST CAPITALIZATION

     The Company capitalizes costs associated with developing real estate and significant costs incurred to improve or replace components of completed communities. Details of costs capitalized and expensed are provided later in this discussion. There is diversity in accounting policies adopted by the real estate industry. The Company is of the opinion that its policies are generally consistent with industry practice. One exception is that the Company expenses the cost of exterior painting of existing communities. The American Institute of Certified Public Accountants is in the process of developing additional formal guidance regarding cost capitalization. Such new rules may, if and when adopted, cause certain capitalized real estate development-related costs to be expensed.

     VALUE OF LAND

     The Company's inventory of land is carried at cost, but not in excess of fair value. Accounting judgment is required to value the land appropriately in instances in which cost may exceed net realizable value. Late in 2001, the Company determined that most of the land in Texas which the Company had intended to develop was worth less than its carrying value.

Accordingly, the Company recorded a $2,086 provision for loss to appropriately state this land at its estimated fair market value at December 31, 2001. In 2002, the Company recorded an additional $550 provision for loss on two of these land parcels.

RESULTS OF COMMUNITY OPERATIONS

GENERAL

     At December 31, 2002, AMLI owned 32 apartment communities ("Wholly-owned communities") and owned interests in 47 apartment communities ("Co-investment communities") that, in the aggregate, were comprised of 30,074 apartment homes. Seventy-two of these communities containing 27,533 apartment homes were stabilized as of December 31, 2002 and seven communities containing 2,541 apartment homes were under development or in lease-up at that date. Stabilized communities are communities that are fully completed and have, in the opinion of management, completed their initial lease-up. Operating results for the Company's Wholly-owned communities are reflected on the Company's Consolidated Statements of Operations under Revenue and Expenses as well as under Income from discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The Company's share of operating results from all Co-investment communities is included in Income from partnerships.

     The Company distinguishes stabilized communities (which include Same Store communities, New communities and Acquisition communities) from Development and lease-up communities and Communities sold or contributed to ventures, each of which are defined as follows:

     . Same Store communities - communities that have had stabilized operations and were owned by the Company as of January 1, 2001.

     . New communities - communities that were developed by the Company and began stabilized operations after January 1, 2001.

     . Acquisition communities - communities having stabilized operations that were acquired by the Company after January 1, 2001.

     . Development and lease-up communities - communities being developed by the Company that are not yet stabilized.

     . Communities sold or contributed to ventures - reflects operations through the date a community was sold or contributed to a venture.

     The Company uses Net Operating Income ("NOI") to measure the operating results of its communities. NOI is computed before interest, taxes, depreciation and amortization and is the result of deducting community operating expenses from rental and other community revenue. This performance measure is not intended as a replacement for net income determined in accordance with generally accepted accounting principles ("GAAP").


WHOLLY-OWNED COMMUNITIES

     For the year ended December 31, 2002, revenue from Wholly-owned communities decreased from the same period a year ago, while operating expenses increased. The overall decrease in NOI was the result of weaker market conditions and the Company's owning less wholly-owned apartment homes during 2002 than in 2001. Since January 1, 2001, the Company has sold five stabilized communities containing a total of 1,986 apartment homes. During the same period, the Company has acquired a total of 1,517 apartment homes in six stabilized communities.

     Revenue, operating expenses and NOI from Wholly-owned communities for the years ended December 31, 2002 and 2001 are summarized as follows:

                                                        Increase
                                    2002      2001     (Decrease)
                                  --------  --------   ----------
TOTAL WHOLLY-OWNED
COMMUNITY REVENUE
------------------
Same Store communities. . . . . . $ 91,815    95,291      (3,476)
Development and lease-up
  communities . . . . . . . . . .      189     --            189
Acquisition communities . . . . .   13,747     6,751       6,996
Communities sold or contributed
 to ventures. . . . . . . . . . .    6,448    12,800      (6,352)
                                  --------  --------    --------
    Total . . . . . . . . . . . . $112,199   114,842      (2,643)
                                  ========  ========    ========

                                                        Increase
                                    2002      2001     (Decrease)
                                  --------  --------   ----------
TOTAL WHOLLY-OWNED COMMUNITY
OPERATING EXPENSES
----------------------------
Same Store communities. . . . . . $ 37,122    37,206         (84)
Development and lease-up
  communities . . . . . . . . . .      370     --            370
Acquisition communities . . . . .    5,654     2,647       3,007
Communities sold or contributed
 to ventures. . . . . . . . . . .    2,745     5,348      (2,603)
                                  --------  --------    --------
    Total . . . . . . . . . . . . $ 45,891    45,201         690
                                  ========  ========    ========

TOTAL WHOLLY-OWNED
COMMUNITY NOI
------------------
Same Store communities. . . . . . $ 54,693    58,085      (3,392)
Development and lease-up
  communities . . . . . . . . . .     (181)    --           (181)
Acquisition communities . . . . .    8,093     4,104       3,989
Communities sold or contributed
 to ventures. . . . . . . . . . .    3,703     7,452      (3,749)
                                  --------  --------    --------
    Total . . . . . . . . . . . . $ 66,308    69,641      (3,333)
                                  ========  ========    ========

CO-INVESTMENT COMMUNITIES

     For the year ended December 31, 2002, both revenue and operating expenses from Co-investment communities increased from the same period a year ago. The increases were primarily the result of the co-investment partnerships owning more apartment homes during 2002 than in 2001. During the same period the Company, through joint ventures with institutional investors, has completed or has under development and begun rental operations of ten communities. Since January 1, 2001, five Co-investment communities having a total of 1,676 apartment homes were stabilized. Five Co-investment communities, containing a total of 1,999 apartment homes, were in lease-up as of December 31, 2002 and are anticipated to reach stabilization in 2003 and 2004. In addition, the Company invested in three co-investment partnerships which acquired three stabilized communities containing a total of 1,421 apartment homes, and sold four communities containing a total of 1,242 apartment homes. These sales and weak market conditions have contributed to a decrease in Co-investment communities' NOI and the Company's share thereof.

     Revenue, operating expenses and NOI from Co-investment communities for the years ended December 31, 2002 and 2001 are summarized as follows:

                                                        Increase
                                    2002      2001     (Decrease)
                                  --------  --------   ----------
TOTAL CO-INVESTMENT
COMMUNITY REVENUE
-------------------
Same Store communities. . . . . . $128,174   134,472      (6,298)
New communities . . . . . . . . .   10,466     9,792         674
Development and lease-up
 communities. . . . . . . . . . .   10,219     2,640       7,579
Acquisition communities . . . . .   11,530     5,361       6,169
Communities sold or contributed
 to ventures. . . . . . . . . . .    6,460    13,356      (6,896)
                                  --------  --------    --------
    Total . . . . . . . . . . . . $166,849   165,621       1,228
                                  ========  ========    ========

                                                        Increase
                                    2002      2001     (Decrease)
                                  --------  --------   ----------
TOTAL CO-INVESTMENT COMMUNITY
OPERATING EXPENSES
-----------------------------
Same Store communities. . . . . . $ 50,395    50,303          92
New communities . . . . . . . . .    3,511     3,436          75
Development and lease-up
 communities. . . . . . . . . . .    5,436     1,917       3,519
Acquisition communities . . . . .    4,303     1,836       2,467
Communities sold or contributed
 to ventures. . . . . . . . . . .    2,995     6,016      (3,021)
                                  --------  --------    --------
    Total . . . . . . . . . . . . $ 66,640    63,508       3,132
                                  ========  ========    ========

TOTAL CO-INVESTMENT
COMMUNITY NOI
-------------------
Same Store communities. . . . . . $ 77,779    84,169      (6,390)
New communities . . . . . . . . .    6,955     6,356         599
Development and lease-up
 communities. . . . . . . . . . .    4,783       723       4,060
Acquisition communities . . . . .    7,227     3,525       3,702
Communities sold or contributed
 to ventures. . . . . . . . . . .    3,465     7,340      (3,875)
                                  --------  --------    --------
    Total . . . . . . . . . . . . $100,209   102,113      (1,904)
                                  ========  ========    ========
Company's share of Co-investment
 community NOI and cash flows
 in excess of ownership interest. $ 34,520    34,887        (367)
                                  ========  ========    ========


SAME STORE COMMUNITIES

     As of December 31, 2002, 22,519 apartment homes, or 81.8% of total apartment homes in the Company's stabilized communities, were categorized as Same Store communities, of which 10,205 apartment homes were in Wholly-owned communities and 12,314 apartment homes were in Co-investment communities. The following commentary is based primarily on an analysis of the Company's same store portfolio since the operating results of stabilized communities owned over comparable periods provide a valid perspective of market conditions affecting the Company's portfolio as a whole. For purposes of this discussion and analysis, 100% of the results of operations of the Co-investment communities is combined with the results of operations of the Wholly-owned communities.


RENTAL REVENUE

     The Company experienced a 2.5% reduction in rental revenue and a 3.3% reduction in total revenue when comparing the fourth quarter of 2002 to the third quarter of 2002. These declines were slightly above those from the second to third quarter but not dramatically out of line with anticipated seasonal declines. Neither sequential decline was unexpected given the disequilibrium of supply and demand factors in the multifamily sector.
Both total and rental revenue have continued to trend down throughout the year as the economy has been unable to generate sufficient job growth to absorb new supply pressures as well as pressure from homebuyers.


OCCUPANCY

     The following chart shows weighted average physical occupancy, calculated on a daily basis, for all Same Store communities for each of AMLI's markets and for the AMLI portfolio in total:

               DAILY WEIGHTED AVERAGE PHYSICAL OCCUPANCY
                        SAME STORE COMMUNITIES

                                 Quarter Ended
               --------------------------------------------------
                                 2002                      2001
                ---------------------------------------   -------
                 Dec 31    Sept 30   Jun 30     Mar 31    Dec 31
                 -------   --------  -------    -------   -------
Dallas             89.1%     90.8%    92.0%      91.2%     91.0%
Atlanta            90.5%     89.8%    90.0%      90.1%     89.9%
Austin             92.1%     92.9%    91.4%      91.7%     90.6%
Houston            91.1%     92.9%    91.6%      91.1%     95.3%
Indianapolis       91.5%     93.4%    91.7%      90.0%     89.4%
Kansas City        90.7%     91.9%    93.2%      89.5%     89.9%
Chicago            89.3%     92.5%    92.0%      87.6%     86.3%
Denver             86.5%     83.8%    85.4%      88.5%     89.4%
                  ------    ------   ------     ------    ------
Total port-
  folio (a)        90.2%     91.3%    91.4%      90.3%     90.1%
                  ======    ======   ======     ======    ======

     (a) Occupied apartments include community models and exclude apartments not in service due to fire, flood or otherwise.

     In addition to physical occupancy as an indicator of market conditions, some in the apartment industry measure economic occupancy as well. Because the calculation of economic occupancy typically adjusts the value of vacancies and concessions (among other items) from market rents, many believe that it is a better indicator of market fundamentals. Since there is no consistent industry measurement of economic occupancy and the calculation is derived from many variable inputs, AMLI prefers to measure total revenue earned per each occupied apartment. Since the Company's policy is to reserve as a bad debt any rent or other payments due from a resident that is more than 30 days delinquent, revenue earned for purposes of this analysis is essentially equal to collected rent per unit, another metric used by some in the apartment industry.

     The following chart shows weighted average total revenue per occupied apartment home for Same Store communities for each of AMLI's markets and for the AMLI portfolio in total:

                 WEIGHTED AVERAGE TOTAL REVENUE EARNED
                      PER OCCUPIED APARTMENT HOME
                        SAME STORE COMMUNITIES

                            Quarter Ended                Year Ended
             ----------------------------------------- ---------------
                             2002               2001    2002    2001
              -------------------------------- ------- ------- -------
                Dec 31 Sept 30 Jun 30  Mar 31  Dec 31  Dec 31  Dec 31
               ------- ------- ------- ------- ------- ------- -------
Dallas          $  810     830     835     841     846     829     843
Atlanta            861     884     895     914     928     888     937
Austin             826     857     875     890     918     862     950
Houston          1,086   1,069   1,076   1,070   1,065   1,106   1,026
Indianapolis       775     780     774     776     782     776     784
Kansas City        839     846     855     874     883     853     888
Chicago          1,110   1,136   1,152   1,173   1,197   1,143   1,182
Denver           1,094   1,168   1,158   1,168   1,196   1,147   1,203
                ------  ------  ------  ------  ------  ------  ------
Total port-
  folio (a)     $  875     898     907     919     932     899     934
                ======  ======  ======  ======  ======  ======  ======

     (a) Calculated by taking the simple average of each of the three months in the quarter. Each month's calculation is made by dividing that month's accrual basis rental and other income (total community revenue) by the weighted average number of apartments occupied during the month.

AMLI'S MARKETS

     The following provides commentary about each of AMLI's markets. Statistical information relates to Same Store communities, including Wholly-owned and Co-investment communities at 100%, for the year 2002, compared to actual monthly rental revenue for the year 2001.

     DALLAS/FORTH WORTH, which represented 27% of total revenue in the fourth quarter, continued to exhibit deteriorating fundamentals as supply and demand remained out of balance. As expected, seasonal leasing patterns resulted in less traffic on a quarter over quarter basis, while year over year traffic increased by just 0.2%. Rental revenue declined by 3.3% for the year ended December 31, 2002 compared to a year ago, as average effective rents have decreased by 1.4%. At the end of 2002, market wide vacancy was 9.5%, more than 2 percentage points higher than a year earlier as absorption remained negative for the quarter. The sluggish economy continues to hamper any real job growth as the area lost approximately 5,200 jobs in 2002. With 9,300 new units to be delivered in 2003, Dallas will struggle in 2003 as many of these scheduled completions are heavily concentrated in the first half of the year.

     ATLANTA, which represented 23% of total revenue in the fourth quarter, experienced a decline in revenue for the sixth consecutive quarter, falling 0.4% during the fourth quarter. Revenue, after dropping steadily in the second quarter, appeared to stabilize in the third quarter, before trending downward again in the fourth quarter, although not out of line with year-end seasonality. Market wide, over the past quarter, occupancies and the level of concessions have remained stable. With 13,000 new units still in the pipeline, the Atlanta market will continue to be under pressure, especially those stabilized communities that compete with new lease-ups. Although Atlanta experienced negative year over year job growth in 2002, the region experienced job gains throughout the year, providing reason to believe that even if the market has not hit bottom, its deterioration has slowed.

     CHICAGO, which represented 15% of total revenue for the quarter, experienced a 4% drop in revenue versus the third quarter after showing increased revenue in the first two quarters and only a slight drop (0.8%) in the third quarter. A weak economy and low interest rates continue to negatively impact Chicago. This market continues to have the highest level of move-outs due to home purchases (35% during the fourth quarter). Demand remains depressed due to continued shrinkage in employment levels. In 2002, Chicago lost 57,000 jobs. Traffic has decreased every month since March, with the fourth quarter dropping 21.6% from the third quarter. Fourth quarter average occupancy dropped 3.5% to 89.3% from the prior quarter but is up 3.4% from a year ago. With continuing job layoffs creating fear of a long delayed recovery or double dip recession in Chicago, needed occupancy gains will likely be made only at the expense of effective rent.

     AUSTIN, which represented 12% of total revenue for the quarter, reversed its trend of slowing revenue deterioration as the region experienced a 4.5% decrease from the third quarter after a 0.5% decrease from the second quarter. The decline in revenue was mainly created by a 1.5% decrease in occupancy as concessions actually decreased by 3.1% from the prior quarter. Market wide occupancy for Class A units fell below 90% in the fourth quarter. Traffic and net rentals fell significantly in the last two months of the year as each measure decreased by 8.7% and 35.6%, respectively, over the same period a year ago. Through December Austin remained one of the few regions to register positive job growth as 1,400 jobs were added on a trailing twelve-month basis. Throughout 2002 the Austin area experienced positive demand for apartments, as nearly 7,200 units were absorbed. However, with nearly 8,500 new units delivered at the same time, the region had negative net absorption of nearly 1,300 units. With 6,900 additional units scheduled for completion in 2003, the region will be challenged for significant revenue increases during the upcoming year.

     KANSAS CITY, which represented 9% of total revenue during the fourth quarter, experienced a 1.5% decrease in rental revenue from the third quarter, following a 2.7% decrease from the second to the third quarter. The economy in Kansas City has slowed with job growth turning negative during the second half of the year. December's Bureau of Labor Statistics data show a year over year loss of 6,300 jobs, with the unemployment rate up 50 basis points over a similar time period. The market has also been affected by significant new supply delivered over the past 12 months. Although market conditions have not tightened, occupancy in the AMLI portfolio improved to 90.7% during the fourth quarter versus 89.9% during the same period a year ago. Looking forward, multifamily permits have slowed from year ago levels and are at their lowest level since 1998. However, without a return to positive job growth, absorption of new units will remain a challenge.

     INDIANAPOLIS, which represented 7% of total revenue during the fourth quarter, showed a sequential decrease of 2.6% in rental revenue, but a 1.0% increase over the same period a year ago. Occupancy of 91.5% during the quarter was down slightly from the previous period, but up from 89.4% during the fourth quarter of 2001. Concessions were reduced by 2.9% in the quarter, following an 18% decrease during the third quarter, a positive trend. With multifamily permits trending up over the past year, this market will need some job growth to remain in balance. Job growth has turned negative over the past two quarters.

     HOUSTON revenue, which represented 5% of total revenue during the fourth quarter, decreased by 3.1% from the previous quarter, after posting revenue growth on a sequential basis during the previous two quarters. Demand for apartments in Houston fell during the fourth quarter as approximately 5,100 more apartments were vacated than were leased. The move-outs resulted in a 1.7% drop in occupancy to 91.1% in December 2002 from 92.7% as of September 2002. In the downtown sub-market, where our two Same Store communities are located, approximately 1,700 units currently under development account for nearly one-fifth of Houston's scheduled new supply in the next 12 months. Job growth remained positive through December as the region added approximately 4,500 jobs during the trailing twelve-month period. Despite the relatively resilient job market, the concentration of new supply in the downtown sub-market could lead to imbalances in supply and demand in the near term.

     DENVER, which represented 2% of total revenue during the fourth quarter (one community), continues to be challenged due to the combination of weak job growth and significant new supply. Total revenue decreased 3.3% during the quarter as concessions increased for the fourth consecutive quarter. Average occupancies in "A" (1990+) product in the Company's three submarkets averaged 86.5% for the quarter. With significant new supply still to be delivered (5,000-7,000 units), continued weak job growth, and on-going competition from the home sale market, Denver will struggle to reach equilibrium during 2003.

OTHER COMMUNITY REVENUE

     Includes non-rental income items such as revenue from parking garages and carports, laundry facilities, washer/dryer rentals, phone and cable, vending, application fees, late fees, termination fees, month-to-month fees, pet charges and other such items.


TOTAL OPERATING COSTS PER SAME STORE APARTMENT HOME

     The following summarizes the combined cost of operating expenses and capital expenditures (excluding acquisition capital expenditures, as described below) per apartment home for the Company's Same Store Wholly-owned and Co-investment communities (at 100%) for the years ended
December 31, 2002 and 2001:

                              Year Ended December 31, 2002
                 ----------------------------------------------------
                                 Co-investment
                    Wholly-owned   Communities
                     Communities     at 100%     Total     Per Unit
                    ------------  ------------ ----------------------

Community operating
  expenses. . . . . .  $ 37,122        50,395     87,517       3,886
Capital expenditures.     3,385         2,802      6,187         275
                       ========      ========   ========    ========

Number of Same Store
  apartment homes . .    10,205        12,314     22,519
                       ========      ========   ========

Number of Same Store
  communities . . . .        26            33         59
                       ========      ========   ========


                              Year Ended December 31, 2001
                 ----------------------------------------------------
                                 Co-investment
                    Wholly-owned   Communities
                     Communities     at 100%     Total     Per Unit
                    ------------  ------------ ----------------------

Community operating
  expenses. . . . . .  $ 37,210        50,302     87,512       3,886
Capital expenditures.     4,648         2,600      7,248         322
                       ========      ========   ========    ========

Number of Same Store
  apartment homes . .    10,205        12,314     22,519
                       ========      ========   ========

Number of Same Store
  communities . . . .        26            33         59
                       ========      ========   ========

SAME STORE OPERATING EXPENSES

     The following shows detail of operating expenses for the Company's Same Store Wholly-owned and Co-investment communities (at 100%) for the years ended December 31, 2002 and 2001:


                                   Year Ended           Per Unit
                              ------------------- -------------------
                                 2002      2001      2002      2001
                               --------  --------  --------  --------
OPERATING EXPENSES
 Personnel. . . . . . . . . .  $ 20,447    20,868       908       927
 Advertising and promotion. .     4,336     4,659       192       207
 Utilities. . . . . . . . . .     5,865     6,157       260       273
 Building repairs and
  maintenance and services. .    10,209    10,236       453       455
 Landscaping and grounds
  maintenance . . . . . . . .     4,074     4,094       181       182
 Real estate taxes. . . . . .    29,156    28,921     1,295     1,284
 Insurance. . . . . . . . . .     3,334     2,393       148       106
 Property management fees . .     7,826     8,030       348       356
 Other operating expenses . .     2,270     2,154       101        96
                               --------  --------   -------   -------
    Total . . . . . . . . . .  $ 87,517    87,512     3,886     3,886
                               ========  ========   =======   =======

     The following provides additional detail for certain of the above expenditures for the years ended December 31, 2002 and 2001.

                                   Year Ended           Per Unit
                              ------------------- -------------------
                                 2002      2001      2002      2001
                               --------  --------  --------  --------
BUILDING REPAIRS AND MAINTENANCE
 Painting (interior). . . . .  $  2,153     2,122        96        94
 Painting (exterior). . . . .       704       946        31        42
 Carpet and vinyl . . . . . .     1,520     1,655        68        74
 Wallpaper and mini-blinds. .       227       204        10         9
 Carpentry, glass and hardware      561       503        25        22
 Heating and air conditioning       256       243        11        11
 Plumbing . . . . . . . . . .       409       387        18        17
 Appliances . . . . . . . . .       222       225        10        10
 Electrical . . . . . . . . .       254       261        11        12
 Parking lots/resurfacing . .       226       180        10         8
 Swimming pools and amenity
  areas . . . . . . . . . . .       470       415        21        18
 Other repairs and
  maintenance . . . . . . . .     1,043       597        46        27
                               --------  --------  --------  --------
   Total. . . . . . . . . . .     8,045     7,738       357       344
                               --------  --------  --------  --------

CONTRACT SERVICES
 Property monitoring services       632       549        28        24
 Rubbish collection services.       282       574        12        25
 Cleaning services. . . . . .       764       914        34        41
 Pest control services. . . .       291       291        13        13
 Other services . . . . . . .       195       170         9         8
                               --------  --------  --------  --------
   Total. . . . . . . . . . .     2,164     2,498        96       111
                               --------  --------  --------  --------
   Total building repairs
     and maintenance and
     services . . . . . . . .  $ 10,209    10,236       453       455
                               ========  ========  ========  ========

                                   Year Ended           Per Unit
                              ------------------- -------------------
                                 2002      2001      2002      2001
                               --------  --------  --------  --------
LANDSCAPING AND
 GROUNDS MAINTENANCE
 Lawn maintenance . . . . . .  $  3,395     3,767       151       167
 All other. . . . . . . . . .       679       327        30        15
                               --------  --------  --------  --------
    Total . . . . . . . . . .  $  4,074     4,094       181       182
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


     In general, the Company expenses any expenditure less than $2.5. The following summarizes capital expenditures incurred in connection with the Company's portfolio of Same Store Wholly-owned and Co-investment communities (at 100%) for the years ended December 31, 2002 and 2001.

                              Year Ended December 31, 2002
                 ----------------------------------------------------
                                 Co-investment
                    Wholly-owned   Communities
                     Communities     at 100%     Total     Per Unit
                    ------------ ------------- ----------------------

CAPITAL EXPENDITURES
 Carpet . . . . . . .  $  1,745         1,821      3,566         158
 Roof replacements
  and improvements. .       627           120        747          33
 HVAC and maintenance
  equipment . . . . .       289           211        500          22
 Land improvements,
  landscaping and
  irrigation. . . . .        59           118        177           8
 Building improve-
  ments . . . . . . .       140            41        181           8
 Clubhouse, pool and
  other amenities . .       111           161        272          12
 Major appliances . .       235            93        328          15
 Furniture, fixtures
  and equipment . . .        75            56        131           6
 Other. . . . . . . .       104           181        285          13
                       --------      --------   --------     -------
    Total . . . . . .  $  3,385         2,802      6,187         275
                       ========      ========   ========     =======

                              Year Ended December 31, 2001
                 ----------------------------------------------------
                                 Co-investment
                    Wholly-owned   Communities
                     Communities     at 100%     Total     Per Unit
                    ------------ ------------- ----------------------

CAPITAL EXPENDITURES
 Carpet . . . . . . .  $  1,795         1,687      3,482         155
 Roof replacements
  and improvements. .       653           234        887          39
 HVAC and maintenance
  equipment . . . . .       382           219        601          27
 Land improvements,
  landscaping and
  irrigation. . . . .       620            55        675          30
 Building improve-
  ments . . . . . . .        98             6        104           5
 Clubhouse, pool and
  other amenities . .       410           181        591          26
 Major appliances . .       268            76        344          15
 Furniture, fixtures
  and equipment . . .       202            55        257          11
 Other. . . . . . . .       220            87        307          14
                       --------      --------   --------     -------
    Total . . . . . .  $  4,648         2,600      7,248         322
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

     The following summarizes capital expenditures incurred in connection with upgrading or improving newly acquired Wholly-owned and Co-investment communities for the years ended December 31, 2002 and 2001:

                                   Year Ended December 31, 2002
                             ----------------------------------------
                                            Co-investment
                                Wholly-owned  Communities
                                 Communities    at 100%      Total
                                -------------------------  ----------

Building improvements . . . .      $     10           22          32
Land improvements, landscaping
  and irrigation. . . . . . .           109           91         200
Signage . . . . . . . . . . .            31           21          52
Clubhouse, pool and other
  amenities . . . . . . . . .           121          --          121
HVAC and maintenance equipment           65            7          72
Carpet. . . . . . . . . . . .             4           33          37
Other . . . . . . . . . . . .            89           56         145
                                   --------     --------    --------
    Total . . . . . . . . . .      $    429          230         659
                                   ========     ========    ========

                                   Year Ended December 31, 2001
                             ----------------------------------------
                                            Co-investment
                                Wholly-owned  Communities
                                 Communities    at 100%      Total
                                ------------ ------------  ---------

Building improvements . . . .      $     66          153         219
Land improvements, landscaping
  and irrigation. . . . . . .           125          498         623
Parking lot . . . . . . . . .            42           62         104
Signage . . . . . . . . . . .            34          112         146
Clubhouse, pool and other
  amenities . . . . . . . . .            60          200         260
HVAC and maintenance equipment           38           62         100
Furniture, fixtures and
  equipment . . . . . . . . .            19           80          99
Carpet. . . . . . . . . . . .            58           22          80
Other . . . . . . . . . . . .            63          151         214
                                   --------     --------    --------
    Total . . . . . . . . . .      $    505        1,340       1,845
                                   ========     ========    ========


COMPARISON OF YEAR ENDED DECEMBER 31, 2002 TO YEAR ENDED DECEMBER 31, 2001

     Income from continuing operations before minority interest decreased to $25,144 for the year ended December 31, 2002 from $50,058 for the year ended December 31, 2001 primarily because of large gains from the sales of communities in 2001 and lower income from partnerships and no promoted interests in 2002.

     The following table shows comparative condensed results of operations for the years ended December 31, 2002 and 2001:

                                                           Increase
                                    2002         2001     (Decrease)
                                  --------      -------   ---------
Community revenue . . . . . . .   $105,751      106,529        (778)
Other income. . . . . . . . . .     12,665       15,330      (2,665)
                                  --------      -------     -------
    Total revenue . . . . . . .    118,416      121,859      (3,443)
                                  --------      -------     -------

Community operating expenses. .     43,146       41,831       1,315
Interest expense and amortiza-
  tion of financing costs . . .     25,207       26,212      (1,005)
Depreciation. . . . . . . . . .     20,523       19,736         787
Provision for loss on land
  held for development or sale.        550        2,086      (1,536)
General and administrative. . .      5,129        5,232        (103)
                                  --------      -------     -------
    Total expenses. . . . . . .     94,555       95,097        (542)
                                  --------      -------     -------
Income from continuing opera-
  tions before share of
  gains on sales of rental
  communities . . . . . . . . .     23,861       26,762      (2,901)
Gains on sales of rental
  communities . . . . . . . . .      1,283       23,296     (22,013)
                                  --------      -------     -------
Income from continuing
  operations before minority
  interest. . . . . . . . . . .     25,144       50,058     (24,914)
Minority interest . . . . . . .      2,926        7,309      (4,383)
                                  --------      -------     -------
Income from continuing
  operations. . . . . . . . . .     22,218       42,749     (20,531)
                                  --------      -------     -------

                                                           Increase
                                    2002         2001     (Decrease)
                                  --------      -------   ---------
Income from discontinued
  operations, net of minority
  interest. . . . . . . . . . .      2,473        2,997        (524)
Gains on sales of rental
  communities held for sale,
  net of minority
  interest. . . . . . . . . . .     15,664        --         15,664
                                  --------      -------     -------
Income from discontinued
  operations, net of minority
  interest. . . . . . . . . . .     18,137        2,997      15,140
                                  --------      -------     -------
Net income. . . . . . . . . . .   $ 40,355       45,746      (5,391)
                                  ========      =======     =======

     Total community revenue decreased by $778, or 0.7%. This decrease was a result of lower occupancy and reduced rates due to weak market conditions. Other community revenue includes various fees charged to residents. On a same community basis, total community revenue decreased by $3,476, or 3.6%, and NOI decreased by $3,392, or 5.8%.

     The Company operates, owns and manages apartments in eight metropolitan areas. A combination of an over-supply of rental apartments in the Company's markets, coupled with a general business slow-down has contributed to overall decline in collected revenue.

     Interest income from the Service Companies increased by $377, or 40%. The increase was due to higher advances to the Service Companies as a result of the Company's sales of seven land parcels to Amrescon, which were financed with additional interest bearing advances from the Company. Share of loss from the Service Companies decreased by $38, or 3.6%. In 2002, no amortization of goodwill was recorded in accordance with SFAS 142. In addition, Amrescon recognized a gain on sale of land parcels of $180 in 2002. The decrease in loss was partially offset by higher depreciation expense relating to the information technology system and lower general contractor's fee income.

     Information technology expenditures incurred by AMLI Management Company ("AMC") are capitalized and are being depreciated over five years. Primarily because of increased expenditures for information technology for corporate and on-site systems, AMC increased the management fee it charges the Company for managing its Wholly-owned communities to 3% from 2.5% effective July 1, 2001.

     Income from partnerships decreased by $1,757, or 18.8%. This decrease was a result of the sales of three communities during 2002 and one large community in 2001 and the decline in general economic conditions. The decrease in income was offset in part by the acquisition of three stabilized communities through three new co-investment partnerships and stabilization of 1,676 units of five communities under development in 2002 and 2001. On a same community basis, total community revenue decreased by $6,298, or 4.7%, and NOI decreased by $6,390, or 7.6%.

     Community operating expenses increased by $1,315, or 3.1%. This increase was principally due to increases in insurance and real estate tax expense. In addition, management fees increased as a result of higher fees charged by AMC for managing the Company's Wholly-owned communities. On a same community basis, community operating expenses decreased by $84, or 0.2%.

     Interest expense, including amortization of financing costs, net of the amounts capitalized, decreased to $25,207 from $26,212, or 3.8%. The decrease was primarily due to a partial repayment of the Company's short-term borrowings from proceeds of the sale of one community in August 2002 and lower interest rates on the floating-rate bonds.

     The Company recorded an expense of $550 and $2,086 in 2002 and 2001, respectively, as provision for possible loss on land inventory due to a decrease in value of some land parcels located in Texas.

     General and administrative expenses decreased slightly by $103 for the year ended December 31, 2002 compared to the year ended December 31, 2001. The decrease was due to lower abandoned project costs, which was offset by higher personnel costs as a result of higher compensation expense.


COMPARISON OF YEAR ENDED DECEMBER 31, 2001 TO YEAR ENDED DECEMBER 31, 2000

     Income from continuing operations before minority interest decreased to $50,058 for the year ended December 31, 2001 from $87,859 for the year ended December 31, 2000, which was primarily attributable to larger gains from sales of communities and higher income from the Service Companies in 2000 as a result of large gains on sales of land parcels. These were offset in part by higher income from partnerships and higher promoted interests in 2001.

     The following table shows comparative condensed results of operations for the years ended December 31, 2001 and 2000:

                                                           Increase
                                    2001         2000     (Decrease)
                                  --------      -------   ---------
Community revenue . . . . . . .   $106,529      107,836      (1,307)
Other income. . . . . . . . . .     15,330       18,857      (3,527)
                                  --------      -------     -------
    Total revenue . . . . . . .    121,859      126,693      (4,834)
                                  --------      -------     -------

Community operating expenses. .     41,831       41,378         453
Interest expense and amortiza-
  tion of financing costs . . .     26,212       25,129       1,083
Depreciation. . . . . . . . . .     19,736       18,751         985
Provision for loss on land held
  for development or sale . . .      2,086        --          2,086
General and administrative. . .      5,232        3,756       1,476
                                  --------      -------     -------
    Total expenses. . . . . . .     95,097       89,014       6,083
                                  --------      -------     -------
Income from continuing opera-
  tions before share of
  gains on sales of rental
  communities . . . . . . . . .     26,762       37,679     (10,917)
Gains on sales of rental
  communities . . . . . . . . .     23,296       50,180     (26,884)
                                  --------      -------     -------
Income from continuing
  operations before minority
  interest. . . . . . . . . . .     50,058       87,859     (37,801)
Minority interest . . . . . . .      7,309       13,197      (5,888)
                                  --------      -------     -------
Income from continuing
  operations. . . . . . . . . .     42,749       74,662     (31,913)
                                  --------      -------     -------

                                                           Increase
                                    2001         2000     (Decrease)
                                  --------      -------   ---------
Income from discontinued
  operations, net of minority
  interest. . . . . . . . . . .      2,997        1,871       1,126
Gains on sales of rental
  communities held for sale,
  net of minority interest. . .      --           --          --
                                  --------      -------     -------
Income from discontinued
  operations, net of minority
  interest. . . . . . . . . . .      2,997        1,871       1,126
                                  --------      -------     -------
Net income. . . . . . . . . . .   $ 45,746       76,533     (30,787)
                                  ========      =======     =======

     Total community revenue decreased by $1,307, or 1.2%. This decrease was a result of sales during 2001 and 2000 of seven communities having a total of 2,676 apartment homes. The decrease in income was partially offset by the acquisition of seven communities, containing a total of 2,208 apartment homes, during the same period. Other community revenue include various fees charged to residents. On a same community basis, total community revenue increased by $2,695, or 3.0%, and NOI increased by $1,112, or 2.0%. A combination of a moderate over-supply of rental apartments in the Company's markets, coupled with a general business slow-down, contributed to overall growth in collected rents at less than the rate of inflation.

     Interest and share of income (loss) from the Service Companies decreased 102.3% to a loss of $117 from an income of $5,022. This decrease was primarily due to $2,506 in after-tax gains from sales of land parcels, which benefited the Company in 2000 and lower interest income as a result of the Service Companies' direct borrowings under the Company's line of credit in 2001. In addition, in 2001 Amrescon's income was lower as a result of slower construction and development and a $186 after-tax write-off of investment in an information technology company.

     During 2001, the Service Companies commenced or continued a variety of information technology system initiatives, most notably the implementation of an Enterprise Resource Planning ("ERP") system using the Oracle database. As of June 2001, the Company has discontinued using its predecessor General Ledger and Accounts Payable systems and has "gone live" with the ERP. Information technology expenditures incurred and capitalized during 2001 of approximately $6,500 will be depreciated over five years.
As a result of increased expenditures for information technology, AMC has increased the management fee it charges the Company for managing its Wholly-owned communities.

     Income from partnerships increased to $9,361 from $6,787, or 37.9%. This increase was primarily a result of the acquisition of eight stabilized communities through eight new co-investment partnerships. In addition, during 2001 and 2000, thirteen new co-investment partnerships have invested in twelve development communities and a second phase to an existing stabilized community. During 2001, three communities achieved stabilized operations, two communities were in lease-up and two communities recently commenced rental operations. On a same community basis, total community revenue increased by $552, or 0.7%, and NOI decreased by $246, or 0.5%.

     Co-investment fee income decreased to $4,507 from $5,213, or 13.5%. This decrease was primarily due to lower acquisition and development fees as the Company's acquisition and development activities have slowed down. Other income includes $1,796 and $1,181 of the Company's share of sale proceeds as promoted interest from a sale of a co-investment community in each of 2001 and 2000, respectively.

     Community operating expenses increased by $453, or 1.1%. This increase was principally due to increases in exterior painting, personnel costs, property insurance and real estate tax expense. In addition, management fees increased as a result of a 20% increase in the fee rates. On a same community basis, property operating expenses increased by $1,201, or 4.7%.

     Interest expense, including amortization of financing costs, net of the amounts capitalized, increased to $26,212 from $25,129, or 4.3%. This was primarily due to a $785 expense relating to two interest rate swap contracts with a total notional amount of $20,000 that were marked-to-market in the third quarter of 2001. In addition, $1,204 of carrying costs on land parcels were no longer capitalized in 2001.

     In 2001, the Company provided for and recorded as expense a $2,086 provision for possible loss on land inventory due to a decrease in value of some land parcels located in Texas.

     General and administrative expenses increased to $5,232 for the year ended December 31, 2001 from $3,756 for the year ended December 31, 2000. The increase was primarily due to costs attributable to abandoned projects and an investment in a Broadband high-speed Internet access business that were written off. Higher personnel costs due to an increased number of employees and higher shareholder service expenses also contributed to the increase.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2002, the Company had $2,422 in cash and cash equivalents and $108,000 in availability under its $200,000 unsecured line of credit. The availability under the line of credit is based on total borrowings of $92,000, including $14,000 borrowed by a consolidated Service Company subsidiary. Standard loan covenants may further limit the Company's total availability under the line of credit. AMLI is of the opinion that during 2003 it will be able to borrow at least $175,000 under its line of credit, and that its total borrowing needs under the line of credit will not exceed this amount. Borrowings under the line of credit bear interest at a rate of LIBOR plus 1.05%. The Company has fixed the rate on up to $25,000 of borrowings on its line of credit at an average rate of 6.42% plus 1.05% under interest rate swap contracts expiring in September and October 2004. Interest rate swap contracts relating to an additional $30,000 in borrowings expired in February 2003.

     The Company intends to complete negotiations regarding a new $200,000 line of credit in early 2003. At December 31, 2002, fourteen of the Company's Wholly-owned stabilized communities are unencumbered. There are no fixed-rate loans on Wholly-owned communities with maturity dates prior to June 2004.

     Net cash flows provided by operating activities for the year ended December 31, 2002 increased to $59,640 from $57,985 for the year ended December 31, 2001. The increase was primarily due to higher distributions from co-investment partnerships and lower interest expense, offset in part by higher real estate tax and insurance expenses.

     Cash flows provided by investing activities for the year ended December 31, 2002 were $5,499 compared to cash flows used in investing activities of $39,390 for the year ended December 31, 2001. This change resulted primarily from a decrease in expenditures for the acquisition of communities and proceeds from a sale of a land parcel. It was offset in part by increased investments in partnerships and a lower share of cash distributions from sales of Co-investment communities.

     Net cash flows used in financing activities for the year ended December 31, 2002 increased to $68,609 from $17,809 for the year ended December 31, 2001. The increase was due to repurchases of 1,466,500 of the Company's common shares of beneficial interest for $31,533 in 2002 and higher dividends and repayments of the Company's borrowings in 2002 than in 2001.

     Management is of the opinion that the Company's current access to debt and equity capital is adequate to fund its near-term growth objectives.
The achievement of the Company's longer-term growth objectives will be dependent upon future access to debt and equity capital, including co-investment debt and equity.

     The Company does not currently anticipate raising any significant public equity capital in the near term and expects to fund its acquisition and development activities by raising additional equity from its co-investment partners and by selectively selling communities. Operating cash flows in excess of dividends and additional borrowings on the Company's unsecured line of credit also are expected to fund these activities. In 2002, the Company generated $6,285 of funds from operations ("FFO") in excess of dividends paid and capital expenditures.

     The Company's remaining capital requirements for communities under development at December 31, 2002 include $3,457 for the wholly-owned AMLI at Carmel Center, $4,261 for its Co-investment communities under development, and approximately $38,000 to fund completion costs for communities being built for sale by Amrescon.

     During 2002, the Company formed three co-investment partnerships having capital requirements totaling $61,400 (of which AMLI's co-investment partners contributed a total of $41,968) and sold five communities, including three owed by two co-investment partnerships, for aggregate net sales proceeds of $101,366, which generated net proceeds to the Company of $74,598. Substantially all of these proceeds were used to acquire four communities, two of which are owned by two co-investment partnerships, and to repurchase the Company's common shares.

     During 2002, the Company refinanced four loans secured by four communities, including two Wholly-owned communities. The Company received a total of $9,139 as a return of capital from the proceeds of the co-investment loans. Furthermore, the Company obtained three loans on behalf of three co-investment partnerships. Of these loan proceeds distributed to the partners as a return of capital, $24,201 was distributed to the Company. The Company repaid two loans secured by two Wholly-owned communities. A construction loan obtained to develop a Co-investment community was repaid from additional contributions made by the Company and its partner. In addition, on January 30, 2003, a loan secured by one Co-investment community was repaid from the proceeds of a mortgage loan from the Company. This short-term loan from the Company provides for interest only at LIBOR plus 2.5% and maturities on October 31, 2003.

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

     FFO is widely accepted in measuring the performance of equity REITs. An understanding of the Company's FFO will enhance the reader's comprehension of the Company's results of operations and cash flows as presented in the Consolidated Financial Statements and data included elsewhere herein.

     FFO for the years ended December 31, 2002, 2001 and 2000 is summarized as follows:

                                     2002        2001         2000
                                  ----------  ----------   ----------
  Income from continuing opera-
    tions before minority
    interest. . . . . . . . . . . $   25,144      50,058       87,859
  Income from discontinued
    operations before minority
    interest. . . . . . . . . . .     21,886       3,596        2,236
  Depreciation (1). . . . . . . .     21,246      21,080       19,558
  Share of co-investment
    partnerships' depreciation. .     12,011      11,289        7,971
  Share of Service Company's
    goodwill amortization . . . .      --            415          415
  Gains on sales of rental
    communities including
    share of gains on sales of
    Co-investments' rental
    communities . . . . . . . . .     (1,283)    (23,296)     (50,180)
  Gains on dispositions of
    rental communities held
    for sale. . . . . . . . . . .    (18,906)      --           --
                                  ----------  ----------   ----------
      FFO . . . . . . . . . . . . $   60,098      63,142       67,859
                                  ==========  ==========   ==========
      Weighted average shares
        and units including
        dilutive shares . . . . . 25,592,864  25,204,376   24,692,150
                                  ==========  ==========   ==========

  (1) Includes discontinued operations of $723, $1,344 and $807 for the years ended December 31, 2002, 2001 and 2000, respectively.


     The Company expects to pay quarterly dividends from funds available for distribution. Until distributed, funds available for distribution are used to temporarily reduce outstanding balances on the Company's revolving lines of credit.

     The Company expects to meet its short-term liquidity requirements by using its working capital and any portion of net cash flow from operations not distributed currently. The Company believes that its future net cash flows will be adequate to meet operating requirements in both the short and the long term and to provide for payment of dividends by the Company in accordance with REIT requirements.

     The Company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to Federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. In 2001, the Company distributed more than 100% of its taxable income. In 2002, the Company distributed 100% of its taxable income, comprised of $1.92 per share from the current year and $0.17 per share representing the portion of the 2003 distribution as a throwback dividend to 2002. The Company's current dividend payment level equals an annual rate of $1.92 per common share, increased on October 29, 2001 from an annual rate of $1.88 per common share. All dividends paid in 2002 are fully taxable (approximately 32% as ordinary income and approximately 68% as capital gain).

     The Company has recorded no deferred taxes on gains for financial reporting purposes that have been deferred for income tax reporting purposes because the Company intends to distribute to its shareholders any deferred tax gain upon ultimate realization for income tax reporting purposes.

     The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities and repayment of loans for construction, development and acquisition activities through the issuance of long-term secured and unsecured debt and additional equity securities of the Company or OP Units or through sales of assets. As of December 31, 2002, the Company has a balance of $71,533 that it may issue as common shares or preferred shares in the future under its shelf registration statement.


COMPANY INDEBTEDNESS

     The Company's debt as of December 31, 2002 includes $272,679 which is secured by first mortgages on sixteen of the Wholly-owned communities and is summarized as follows:

                          SUMMARY DEBT TABLE
                          ------------------

Type of              Weighted Average         Outstanding   Percent
Indebtedness           Interest Rate            Balance     of Total
------------         ----------------         -----------   --------

Fixed-Rate
Mortgages                  7.0%                 $272,679       64.7%

Tax-Exempt        Tax-exempt rate + 1.23%
Bonds (1)         Tax-exempt rate + 1.25%         50,250       11.9%

Line of
Credit (2)            LIBOR + 1.05%               92,000       21.8%

Other (3)                  2.11%                   6,625        1.6%
                                                --------      ------
     Total                                      $421,554      100.0%
                                                ========      ======
--------------------

(1) The tax-exempt bonds bear interest at variable tax-exempt rates that are adjusted weekly based on the remarketing of these bonds (1.15% for AMLI at Spring Creek and AMLI at Poplar Creek at February 3,
     2003). The AMLI at Spring Creek bonds mature on October 1, 2024 and the related credit enhancement expires on October 15, 2003. The AMLI at Poplar Creek bonds mature on February 1, 2024 and the related credit enhancement expires on December 18, 2003.

(2) Amounts borrowed under the line of credit, which includes $14,000 of the Service Companies' borrowings, are due in 2003. The interest rate on up to $55,000 has been fixed pursuant to interest rate swap contracts.

(3) In December 2002, three of the Company's co-investment partners approved having their co-investment partnerships invest working capital balances in unsecured notes payable by AMLI to the co-investment partnerships. This arrangement replaces the short-term investment cash account the co-investment partnerships had with financial institutions. Under this short-term investment program ("Investment Program"), excess cash balances of the co-investment partnerships are invested with AMLI at AMLI's borrowing rate under its unsecured line of credit, less 37.5 basis points to cover costs of administration. The co-investment partnerships withdraw funds from their respective investment account with AMLI, based on the co-investment partnerships' cash requirements to fund disbursements. Interest is paid monthly, and the rate is reset each calendar quarter based on AMLI's actual borrowing rate as of the first day of the calendar month immediately prior to the start of the calendar quarter. The average interest rate for December was 2.11375%. This Investment Program was implemented to increase the return on the co-investment partnerships' short-term investments and eliminate the bank service charges on the bank investment account. During 2002, several co-investment partnerships had invested $12,500 with AMLI, and at December 31, 2002 this Investment Program had a balance of $6,625, which is reported in the accompanying Consolidated Balance Sheet at December 31, 2002.


DEVELOPMENT ACTIVITIES

     The Company anticipates completing the $28,400 development of AMLI Carmel Center within the next six months. Initial rental operations commenced in the third quarter of 2002.

     At December 31, 2002, the Company has made capital contributions totaling $35,099 to the co-investment partnerships currently having development underway, and anticipates funding substantially all of its remaining commitment (net of its share of co-investment debt) of $4,261 during 2003 to complete the 2,219 apartment homes being developed by co-investment partnerships.

     There are approximately 40 individuals employed in the Company's construction and development operations at December 31, 2002, which is 10 fewer than were employed at December 31, 2001. The Company's pipeline of new developments will continue to decrease; no more than one or two new developments are anticipated to commence in 2003.

     The Company owns land in Ft. Worth, Austin and Houston, Texas and Kansas City, Kansas, being held for the development of an additional 1,800 apartment homes, or for sale. The Company has made earnest money deposits for four land parcels anticipated to be acquired and developed in future years.

     The Company has postponed active development planning for some of its land parcels in Houston and Forth Worth, Texas, until conditions in those particular submarkets are more favorable for development. The Company expensed $1,125 and $1,204 of costs associated with carrying these land parcels in 2002 and 2001, respectively.

INFLATION

     Inflation has been low for the past several years. Virtually all apartment leases at the Wholly-owned communities and Co-investment communities are for six or twelve months' duration. Absent other market influences, this enables the Company to pass along inflationary increases in its operating expenses on a timely basis. Because the Company's community operating expenses (exclusive of depreciation and amortization) are approximately 40.9% of rental and other revenue, increased inflation typically results in comparable increases in income before interest and general and administrative expenses. However, in 2002 the increases in costs and expenses combined with decreases in income resulted in decreased income before interest and general and administrative expenses. It appears likely that this trend will continue in 2003.

     An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At December 31, 2002, the Company's exposure to rising interest rates (including the Company's proportionate share of its co-investment partnerships' interest expense) was mitigated by the existing debt level of approximately 44.9% of the Company's total market capitalization (55.3% including the Company's share of co-investment partnerships' debt), the high percentage of intermediate-term fixed-rate debt (64.7% of total debt), and the use of interest rate swaps to effectively fix the interest rate on $30,000 through February 2003, $15,000 through September 2004 and $10,000 through October 2004 (13.0% of total debt). As a result, for the foreseeable future, increases in interest expense resulting from increasing inflation are anticipated to be less than future increases in income before interest and general and administrative expenses.


DISCONTINUED OPERATIONS

     On January 1, 2002, the Company adopted SFAS 144 which is required for fiscal years beginning after December 15, 2001, and interim periods within those years. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed of," ("SFAS 121") and related literature and establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company has reclassified its Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000 as a result of implementing SFAS 144 to reflect discontinued operations of the communities sold during the year ended December 31, 2002.

This reclassification has no impact on the Company's net income or net income per common share.

     Communities held for sale by co-investment partnerships accounted for using the equity method of accounting are not discontinued operations under the provisions of SFAS 144.

     As of December 31, 2002, two Wholly-owned rental communities sold in 2002 were included in discontinued operations. No interest expense has been allocated to discontinued operations. Condensed financial information of the results of operations for these communities is as follows:

                                         Years Ended December 31,
                                       ----------------------------
                                           2002      2001    2000
                                         -------   -------  -------

Rental income . . . . . . . . . . . . .  $ 6,058     7,854    4,759
Other income. . . . . . . . . . . . . .      390       459      294
                                         -------   -------  -------

                                         Years Ended December 31,
                                       ----------------------------
                                           2002      2001    2000
                                         -------   -------  -------

    Total community revenue . . . . . .    6,448     8,313    5,053

Community operating expenses. . . . . .    2,745     3,373    2,010
                                         -------   -------  -------

    NOI . . . . . . . . . . . . . . . .    3,703     4,940    3,043

Depreciation expense. . . . . . . . . .      723     1,344      807
                                         -------   -------  -------
    Income from discontinued
      operations before minority
      interest. . . . . . . . . . . . .    2,980     3,596    2,236

Minority interest . . . . . . . . . . .      507       599      365
                                         -------   -------  -------
    Income from discontinued
      operations, net of
      minority interest . . . . . . . .    2,473     2,997    1,871
                                         -------   -------  -------
Gains on dispositions of rental
  communities held for sale . . . . . .   18,906     --       --
Minority interest . . . . . . . . . . .    3,242     --       --
                                         -------   -------  -------

Gains on dispositions of rental
  communities held for sale,
  net of minority interest. . . . . . .   15,664     --       --
                                         -------   -------  -------
Income from discontinued
  operations, net of minority
  interest. . . . . . . . . . . . . . .  $18,137     2,997    1,871
                                         =======   =======  =======


OTHER MATTERS

     Derivative instruments reported on the Consolidated Balance Sheets as liabilities totaled $2,379 and $3,724 as of December 31, 2002 and 2001, respectively, a $1,345 decrease. The derivative instruments reported in the Consolidated Balance Sheets as "Accumulated other comprehensive income
(loss)", which are gains and losses not affecting retained earnings in the Consolidated Statement of Shareholders' Equity, totaled $3,283 and $4,294 as of December 31, 2002 and 2001, respectively, a $1,011 decrease. The adjustments to the shareholders' equity include $1,491 and $1,413 of the Company's share of Other comprehensive loss from two co-investment partnerships as of December 31, 2002 and 2001, respectively. In addition, in 2002 the unamortized deferred gain of $507 from a Treasury Lock contract was included in Other comprehensive income adjustments.

     The following table summarizes the notional amounts and approximate fair value of the Company's liability under existing interest rate swap contracts. The notional amounts at December 31, 2002, provide an indication of the extent of the Company's involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.

                                                 Cumula-
                                                  tive    Approximate
               Fixed                              Cash    Liability at
Notional       Rate     Term of     Contract      Paid,   December 31,
Amount          (1)     Contract    Maturity       Net      2002 (2)
--------       ------   --------    ---------    -------  ------------
$ 20,000       6.145%    5 years     2/15/03     $1,494           170
  10,000       6.070%    5 years     2/18/03        710           100
  15,000       6.405%    5 years     9/20/04      1,062         1,239
  10,000       6.438%    5 years     10/4/04        687           870
--------                                         ------         -----
$ 55,000                                         $3,953         2,379
========                                         ======         =====
-----------
(1) The fixed rate for the swaps includes the swap spread (the risk component added to the Treasury yield to determine a fixed rate; excludes lender's spread).

(2) Represents the approximate amount which the Company would have paid as of December 31, 2002 to terminate these contracts. This amount was recorded as a liability in the accompanying Consolidated
     Balance Sheet as of December 31, 2002.

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Accounting for Goodwill and Other Intangible Assets" ("SFAS 142"), which requires, among other things, that effective January 1, 2002, goodwill resulting from a business combination accounted for as a purchase no longer be amortized, but be subjected to ongoing impairment review. The only goodwill included in the accounts of the Company's consolidated subsidiary is $3,300 incurred upon completion of a 1997 acquisition. This amount has been amortized using the straight-line method over a five-year period, and at December 31, 2001, the remaining unamortized goodwill was $668. As a result of implementing SFAS 142, whereby no amortization was recorded in 2002, the Company's share of income, net of tax effect, from the consolidated subsidiary is increased by approximately $415 for the year ended December 31, 2002. The Company has tested the unamortized goodwill remaining on the Service Company's books and no impairment existed as of December 31, 2002. At December 31, 2002, the Company allocated $434 (of the total $700 acquisition cost of the Service Companies' controlling interests not already owned) to the cost of property management contracts, which the Company intends to amortize over an assumed five-year average life of these property management contracts.

     On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." Pursuant to its provisions, the Company may either record additional compensation expense each year based on the fair value of the options granted in that year, or, as the Company has elected under APB No. 25, record no such additional compensation costs in its Consolidated Financial Statements and disclose pro forma effects as if SFAS No. 123 had been applied. Had the Company determined compensation costs based upon the fair value at the grant date for these options under SFAS No. 123, the charge against the Company's net income would have been $377 and $359 for the years ended December 31, 2002 and 2001, respectively. The Service Companies recorded an after-tax charge against earnings of $0 and $79 for the years ended December 31, 2002 and 2001, respectively, pursuant to FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." In accordance with the new rules regarding options awarded to the Company's employees, the Company will commence reporting the value of such options as a charge against earnings for options awarded subsequent to January 1, 2002. There were 412,750 options awarded on December 30, 2002; the resultant costs based on a value of $0.77 per option as of the date of the award totals $318 and will, net of any amount capitalized, be amortized to expense over the five-year period beginning January 1, 2003.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's Consolidated Financial Statements. As described in note 9, the Company is contingently liable with respect to letters of credit and guarantees issued to secure undertakings made by various unconsolidated affiliates. The Company does not anticipate that any such contingent liability will be realized, and that the various letters of credit and guarantees will eventually expire. The Company has computed the aggregate fair value of all such letters of credit and guarantees and estimates such fair value to be less than $200.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of ARB No. 51. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests obtained in variable interest entities after January 31, 2003. The interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after June 15, 2003. The application of this interpretation is not expected to have a material effect on the Company's Consolidated Financial Statements. The interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the interpretation becomes effective.


OTHER CONTINGENCIES

     The Company has discovered that some of its communities (primarily some of those located in Texas) have problems with mold caused by excessive moisture which accumulates in buildings or on building materials. Some molds are known to produce potent toxins or irritants. Concern about indoor exposure to mold has been increasing as exposure to mold can cause a variety of health effects and symptoms in certain individuals, including severe allergic or other reactions. As a result, the presence of mold at the Company's communities could require undertaking a costly remediation program to contain or remove the mold from the affected communities. Such a remediation program could necessitate the temporary relocation of some or all of the communities' residents or the complete rehabilitation of the communities. The Company carries insurance to protect against this specific risk. Based on existing known facts, the Company is unaware of any specific circumstance that could result in the Company incurring any significant costs as a result of problems with mold.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

     Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute "forward-looking statements" within the meaning of the federal securities laws. Statements regarding future events and developments and the Company's future performance, as well as management's expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward looking statements can be identified by the Company's use of the words "project," "believe," "expect," "anticipate," "intend," "estimate," "assume," and other similar expressions that predict or indicate future events, achievements or trends or that do not relate to historical matters. Although the Company believes expectations reflected in such forward-looking statements are based upon reasonable assumptions, the actual results may differ materially from that set forth in the forward-looking statements. Consequently, such forward-looking statements should be regarded solely as reflections of the Company's current operating and development plans and estimates. These plans and estimates are subject to revision from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risk or uncertainties listed above, and other factors that you may wish to consider, is contained elsewhere in the Company's filings with the Securities and Exchange Commission.

     The following are some of the factors that could cause the Company's actual results to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following:

     . future local and national economic conditions, including changes in job growth, interest rates, the availability of financing and other factors;

     . demand for apartments in the Company's markets and the effect on occupancy and rental rates;

     . the Company's ability to obtain financing or self-fund the development of additional apartment communities;

     . the uncertainties associated with the Company's current real estate development, including actual costs exceeding the Company's budgets, or development periods exceeding expectations;

     . conditions affecting ownership of residential real estate and general conditions of the multifamily residential real estate market;

     . the effects of change in accounting policies and other regulatory matters detailed in the Company's filings with the Securities and Exchange Commission and uncertainties of litigation; and

     . the Company's ability to continue to qualify as a real estate investment trust under the Code.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     MARKET RISK

     The Company is exposed to interest rate changes primarily as a result of its line of credit used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and Treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes. Since December 31, 2000, the Company has reduced its exposure to risks associated with interest rate changes and has significantly extended the average maturities of its fixed-rate debt portfolio by refinancing $140,000 in borrowings under its floating-rate line of credit with a ten-year secured 6.56% fixed interest rate loan.

     There have been no other significant changes in the Company's exposure to market risks.

     The Company's interest rate risk is monitored using a variety of techniques. The following table presents the principal amounts, weighted average interest rates, fair values and other terms by year of expected maturity in order to evaluate the expected cash flows and sensitivity to interest rate changes. The interest rate shown for the variable-rate LIBOR debt excludes the effect of the Company's interest rate swaps on $55,000 of the variable-rate LIBOR debt.

                                                               Esti-
                                                               mated
                                                There-         Fair
              2003   2004   2005  2006   2007   after  Total   Value
             ------------- ------------ ------ --------------  ------

Fixed-rate
 debt . . .  $  --   7,186 32,72038,772 33,700 160,301272,679 284,280
Average
 interest
 rate at
 December 31,
 2002 . . .     --    7.7%   8.2%  7.8%   6.7%    6.7%   7.0%    6.7%

Variable-
 rate
 LIBOR
 debt . . .   92,000  --     --    --     --      --   92,000  92,000
Average
 interest
 rate at
 December 31,
 2002 . . .     2.5%  --     --    --     --      --     2.5%    2.5%
Variable-
 on de-
 mand debt.    6,625  --     --    --     --      --    6,625   6,625
Average
 interest
 rate at
 December 31,
  2002. . .     2.1%  --     --    --     --      --     2.1%    2.1%

                                                               Esti-
                                                               mated
                                                There-         Fair
              2003   2004   2005  2006   2007   after  Total   Value
             ------------- ------------ ------ --------------  ------

Variable-
 rate TENR
 debt . . .     --    --     --    --     --    50,250 50,250  50,250
Average
 interest
 rate at
 December 31,
 2002 . . .     --    --     --    --     --      2.6%   2.6%    2.6%
             ------------- ------------ ------ -------------- -------
  Total . .  $98,625 7,186 32,72038,772 33,700 210,551421,554 433,155
             ============= ============ ====== ============== =======

     The table incorporates only those exposures that exist as of December 31, 2002; it does not consider those exposures or positions that could arise after that date. Moreover, because there were no firm commitments to actually sell these instruments at fair value at December 31, 2002, the information presented herein is merely an estimate and has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at that time, and future changes in the level of interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   AMLI RESIDENTIAL PROPERTIES TRUST

                                 INDEX


                                                               PAGE
                                                               ----

Independent Auditors' Report. . . . . . . . . . . . . . .        71

Consolidated Balance Sheets as of December 31,
  2002 and 2001 . . . . . . . . . . . . . . . . . . . . .        72

Consolidated Statements of Operations for the
  years ended December 31, 2002, 2001 and 2000. . . . . .        74

Consolidated Statements of Shareholders' Equity for
  the years ended December 31, 2002, 2001 and 2000. . . .        77

Consolidated Statements of Cash Flows for the
  years ended December 31, 2002, 2001 and 2000. . . . . .        80

Notes to Consolidated Financial Statements. . . . . . . .        83


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

                     INDEPENDENT AUDITORS' REPORT


The Board of Trustees and Shareholders
AMLI Residential Properties Trust:


We have audited the accompanying consolidated balance sheets of AMLI Residential Properties Trust (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the management of the Company. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






                                                KPMG LLP


Chicago, Illinois
February 3, 2003


                                      AMLI RESIDENTIAL PROPERTIES TRUST

                                         CONSOLIDATED BALANCE SHEETS

                                         DECEMBER 31, 2002 AND 2001
                                  (Dollars in thousands, except share data)
                                                                              2002             2001
                                                                            --------         --------
ASSETS:

Rental communities:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 97,700           99,784
  Depreciable property. . . . . . . . . . . . . . . . . . . . . . . .        631,480          644,627
                                                                            --------         --------
                                                                             729,180          744,411
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . .       (120,268)        (107,139)
                                                                            --------         --------
                                                                             608,912          637,272

Rental community under development. . . . . . . . . . . . . . . . . .         24,943           10,392

Land held for development or sale, net of $1,580 and $2,086 provision
  for loss, respectively. . . . . . . . . . . . . . . . . . . . . . .         14,158           47,611

Investments in partnerships . . . . . . . . . . . . . . . . . . . . .        197,517          184,270

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .          2,422            5,892
Deferred expenses, net. . . . . . . . . . . . . . . . . . . . . . . .          3,962            3,836
Notes receivable from and advances to the Service Companies . . . . .          --              15,161
Service Companies' assets . . . . . . . . . . . . . . . . . . . . . .         52,774            --
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16,166           14,568
                                                                            --------         --------
          Total assets. . . . . . . . . . . . . . . . . . . . . . . .       $920,854          919,002
                                                                            ========         ========





                                      AMLI RESIDENTIAL PROPERTIES TRUST

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED


                                                                              2002             2001
                                                                            --------         --------
LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:

Debt (note 5) . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $421,554          399,309
Distributions in excess of investments in and
  share of earnings from partnerships . . . . . . . . . . . . . . . .          4,806            --
Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . .          1,670            1,838
Accrued real estate taxes payable . . . . . . . . . . . . . . . . . .         12,430           12,270
Construction costs payable. . . . . . . . . . . . . . . . . . . . . .          3,652            4,079
Security deposits and prepaid rents . . . . . . . . . . . . . . . . .          3,058            2,656
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .         12,581            7,100
                                                                            --------         --------
     Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .        459,751          427,252
                                                                            --------         --------

Commitments and contingencies (note 9)

Mandatorily redeemable convertible preferred shares (Series B and D) with an aggregate liquidation preference of $96,949
  and $96,793, respectively . . . . . . . . . . . . . . . . . . . . .         93,247           93,287

Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . .         65,728           68,186

SHAREHOLDERS' EQUITY:

Series A Cumulative convertible preferred shares of beneficial interest, $0.01 par value, 1,500,000 authorized, 1,200,000 issued and 100,000 and 350,000 outstanding (aggregate liquidation preference
  of $2,019 and $7,075, respectively) . . . . . . . . . . . . . . . .              1                4
Shares of beneficial interest, $0.01 par value, 145,375,000
  authorized, 16,695,250 and 17,840,368 common shares
  issued and outstanding, respectively. . . . . . . . . . . . . . . .            167              178
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . .        324,139          355,728
Employees' and Trustees' notes. . . . . . . . . . . . . . . . . . . .         (6,828)         (10,857)
Accumulated other comprehensive loss. . . . . . . . . . . . . . . . .         (3,283)          (4,294)
Dividends paid in excess of earnings. . . . . . . . . . . . . . . . .        (12,068)         (10,482)
                                                                            --------         --------
    Total shareholders' equity. . . . . . . . . . . . . . . . . . . .        302,128          330,277
                                                                            --------         --------
    Total liabilities and shareholders' equity. . . . . . . . . . . .       $920,854          919,002
                                                                            ========         ========

                        See accompanying notes to consolidated financial statements.

                                      AMLI RESIDENTIAL PROPERTIES TRUST

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                  (Dollars in thousands, except share data)
                                                             2002             2001            2000
                                                           --------         --------        --------
Revenue:
  Community:
    Rental. . . . . . . . . . . . . . . . . . . . .        $ 99,290          100,093         101,605
    Other . . . . . . . . . . . . . . . . . . . . .           6,461            6,436           6,231
  Interest and share of loss from the
    Service Companies . . . . . . . . . . . . . . .             298             (117)          5,022
  Other income. . . . . . . . . . . . . . . . . . .             778            1,579           1,835
  Income from partnerships. . . . . . . . . . . . .           7,604            9,361           6,787
  Co-investment fee income. . . . . . . . . . . . .           3,985            4,507           5,213
                                                           --------         --------        --------
          Total revenue . . . . . . . . . . . . . .         118,416          121,859         126,693
                                                           --------         --------        --------
  Expenses:
    Community:
      Personnel . . . . . . . . . . . . . . . . . .          10,598           10,566          10,552
      Advertising and promotion . . . . . . . . . .           2,494            2,577           2,288
      Utilities . . . . . . . . . . . . . . . . . .           2,940            3,173           3,170
      Building repairs and maintenance and services           5,317            5,641           5,440
      Landscaping and grounds maintenance . . . . .           2,090            2,144           2,299
      Real estate taxes . . . . . . . . . . . . . .          13,710           12,636          12,611
      Insurance . . . . . . . . . . . . . . . . . .           1,756            1,144             868
      Property management fees. . . . . . . . . . .           3,173            2,930           2,696
      Other operating expenses. . . . . . . . . . .           1,068            1,020           1,454
    Interest. . . . . . . . . . . . . . . . . . . .          24,395           25,461          24,695
    Amortization of deferred costs. . . . . . . . .             812              751             434
    Depreciation. . . . . . . . . . . . . . . . . .          20,523           19,736          18,751
    Provision for loss on land held for development
      or sale . . . . . . . . . . . . . . . . . . .             550            2,086           --
    General and administrative. . . . . . . . . . .           5,129            5,232           3,756
                                                           --------         --------        --------
          Total expenses. . . . . . . . . . . . . .          94,555           95,097          89,014
                                                           --------         --------        --------




                                      AMLI RESIDENTIAL PROPERTIES TRUST

                              CONSOLIDATED STATEMENTS OF OPERATIONS - Continued

                                YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                  (Dollars in thousands, except share data)


                                                             2002             2001            2000
                                                           --------         --------        --------

Income from continuing operations before share
  of gains on sales of rental communities . . . . .          23,861           26,762          37,679
Gains on sales of rental communities:
  Wholly-owned. . . . . . . . . . . . . . . . . . .           --              13,693          43,380
  Co-investments. . . . . . . . . . . . . . . . . .           1,283            9,603           6,800
                                                           --------         --------        --------
Income from continuing operations before
  minority interest . . . . . . . . . . . . . . . .          25,144           50,058          87,859
Minority interest . . . . . . . . . . . . . . . . .           2,926            7,309          13,197
                                                           --------         --------        --------
Income from continuing operations . . . . . . . . .          22,218           42,749          74,662
                                                           --------         --------        --------
Income from discontinued operations, net of
  minority interest . . . . . . . . . . . . . . . .           2,473            2,997           1,871
Gains on dispositions of rental communities
  held for sale, net of minority interest . . . . .          15,664            --              --
                                                           --------         --------        --------
Income from discontinued operations,
  net of minority interest. . . . . . . . . . . . .          18,137            2,997           1,871
                                                           --------         --------        --------
Net income. . . . . . . . . . . . . . . . . . . . .          40,355           45,746          76,533
Net income attributable to preferred shares . . . .           7,989            6,955           7,057
                                                           --------         --------        --------
Net income attributable to common shares. . . . . .        $ 32,366           38,791          69,476
                                                           ========         ========        ========





                                      AMLI RESIDENTIAL PROPERTIES TRUST

                              CONSOLIDATED STATEMENTS OF OPERATIONS - Continued

                                YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                  (Dollars in thousands, except share data)


                                                             2002             2001            2000
                                                           --------         --------        --------

Income per common share - basic:
  From continuing operations. . . . . . . . . . . .        $   0.80             2.01            3.89
                                                           ========         ========        ========
  From discontinued operations. . . . . . . . . . .        $   1.03             0.17            0.11
                                                           ========         ========        ========
  Net income. . . . . . . . . . . . . . . . . . . .        $   1.83             2.18            4.00
                                                           ========         ========        ========

Income per common share - diluted:
  From continuing operations. . . . . . . . . . . .        $   0.79             1.98            3.50
                                                           ========         ========        ========
  From discontinued operations. . . . . . . . . . .        $   1.01             0.14            0.09
                                                           ========         ========        ========
  Net income. . . . . . . . . . . . . . . . . . . .        $   1.80             2.12            3.59
                                                           ========         ========        ========

Dividends declared and paid per common share. . . .        $   1.92             1.89            1.86
                                                           ========         ========        ========



















                        See accompanying notes to consolidated financial statements.

                                        AMLI RESIDENTIAL PROPERTIES TRUST

                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                             (Dollars in thousands)
                                                                                Accumu-
                                                                                 lated
                          Shares of Beneficial Interest             Employees'   Other   Distribu-
                         ------------------------------- Additional    and      Compre-  tions in
                           Preferred   Common             Paid-in   Trustees'   hensive  Excess of
                            Shares     Shares     Amount  Capital     Notes      Loss     Earnings  Total
                           --------- ----------   ------ ---------- ----------  -------  --------- -------
Balance at December 31,
  1999. . . . . . . . . . .  850,000 16,996,138    $ 179   347,877    (12,000)    --      (53,159) 282,897

Comprehensive income:
 Net income . . . . . . . .    --         --         --      --         --        --       76,533   76,533
 Preferred share dividends
  paid. . . . . . . . . . .    --         --         --      --         --        --       (7,159)  (7,159)
                                                                                                   -------
Comprehensive income
 attributable to
 common shares. . . . . . .    --         --         --      --         --        --        --      69,374
                                                                                                   -------
Common share distributions.    --         --         --      --         --        --      (32,198) (32,198)

Shares issued in connection
 with:
  Executive Share Purchase
   Plan . . . . . . . . . .    --        11,421      --        249      --        --        --         249
  Options exercised . . . .    --         8,167      --        168      --        --        --         168
  OP Units converted to
    shares. . . . . . . . .    --       333,778        3     5,711      --        --        --       5,714
Employees' and Trustees'
 notes, net of repayments .    --         --         --      --          (231)    --        --        (231)
Preferred shares converted
 to common shares . . . . . (500,000)   500,000      --      --         --        --        --       --
Reallocation of minority
  interest. . . . . . . . .    --         --         --       (178)     --        --         --       (178)
                           --------- ----------    -----   -------    -------   -------   -------  -------
Balance at December 31,
 2000 . . . . . . . . . . .  350,000 17,849,504      182   353,827    (12,231)    --      (15,983) 325,795





                                        AMLI RESIDENTIAL PROPERTIES TRUST

                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - CONTINUED


                                                                                Accumu-
                                                                                 lated
                          Shares of Beneficial Interest             Employees'   Other   Distribu-
                         ------------------------------- Additional    and      Compre-  tions in
                           Preferred   Common             Paid-in   Trustees'   hensive  Excess of
                            Shares     Shares     Amount  Capital     Notes      Loss     Earnings  Total
                           --------- ----------   ------ ---------- ----------  -------  --------- -------
Comprehensive income:
 Net income . . . . . . . .    --         --         --      --         --        --       45,746   45,746
 Preferred share dividends
  paid. . . . . . . . . . .    --         --         --      --         --        --       (6,568)  (6,568)
 Net cumulative effect
  adjustment of loss on
  derivative contracts. . .    --         --         --      --         --       (1,249)    --      (1,249)
 Current period loss on
  derivative contracts. . .    --         --         --      --         --       (3,045)    --      (3,045)
                                                                                                   -------
Comprehensive income
 attributable to
 common shares. . . . . . .    --         --         --      --         --        --        --      34,884
                                                                                                   -------
Common share distributions.    --         --         --      --         --        --      (33,677) (33,677)

Shares issued in connection
 with:
  Executive Share Purchase
   Plan . . . . . . . . . .    --        12,434      --        282      --        --        --         282
  Options exercised . . . .    --        59,500        1     1,114      --        --        --       1,115
  OP Units converted to
    shares. . . . . . . . .    --       139,330        1     2,551      --        --        --       2,552
Employees' and Trustees'
 notes, net of repayments .    --         --         --      --         1,374     --        --       1,374
Common Shares repurchased .    --      (220,400)      (2)   (4,882)     --        --        --      (4,884)
Reallocation of minority
  interest. . . . . . . . .    --         --         --      2,836      --        --         --      2,836
                           --------- ----------    -----   -------    -------   -------   -------  -------
Balance at December 31,
 2001 . . . . . . . . . . .  350,000 17,840,368      182   355,728    (10,857)   (4,294)  (10,482) 330,277




                                        AMLI RESIDENTIAL PROPERTIES TRUST

                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - CONTINUED


                                                                                Accumu-
                                                                                 lated
                          Shares of Beneficial Interest             Employees'   Other   Distribu-
                         ------------------------------- Additional    and      Compre-  tions in
                           Preferred   Common             Paid-in   Trustees'   hensive  Excess of
                            Shares     Shares     Amount  Capital     Notes      Loss     Earnings  Total
                           --------- ----------   ------ ---------- ----------  -------  --------- -------
Comprehensive income:
 Net income . . . . . . . .    --         --         --      --         --        --       40,355   40,355
 Preferred share dividends
  paid. . . . . . . . . . .    --         --         --      --         --        --       (7,903)  (7,903)
 Current period income on
  derivative contracts. . .    --         --         --      --         --        1,011     --       1,011
                                                                                                   -------
Comprehensive income
 attributable to
 common shares. . . . . . .    --         --         --      --         --        --                33,463
                                                                                                   -------

Common share distributions.    --         --         --      --         --        --      (34,038) (34,038)

Shares issued in connection
 with:
  Executive Share Purchase
   Plan . . . . . . . . . .    --        11,691      --        278      --        --        --         278
  Options exercised . . . .    --        10,000      --        204      --        --        --         204
  OP Units converted to
    shares. . . . . . . . .    --        45,593      --        840      --        --        --         840
  Trustees' compensation. .    --         4,098      --         87      --        --        --          87
Employees' and Trustees'
 notes, net of repayments .    --         --         --      --         4,029     --        --       4,029
Common shares repurchased .    --    (1,466,500)     (14)  (31,519)     --        --        --     (31,533)
Preferred shares converted
 to common shares . . . . . (250,000)   250,000      --      --         --        --        --       --
Reallocation of minority
 interest and other . . . .    --         --         --     (1,479)     --        --        --      (1,479)
                           --------- ----------    -----   -------    -------   -------   -------  -------
Balance at December 31,
 2002 . . . . . . . . . . .  100,000 16,695,250    $ 168   324,139     (6,828)   (3,283)  (12,068) 302,128
                           ========= ==========    =====   =======    =======   =======   =======  =======


                          See accompanying notes to consolidated financial statements.

                                      AMLI RESIDENTIAL PROPERTIES TRUST

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                           (Dollars in thousands)

                                                             2002             2001            2000
                                                           --------         --------        --------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . . . . .       $  40,355           45,746          76,533
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization. . . . . . . . .          21,335           20,487          19,185
     Cash distributions from operations of partner-
       ships less share of income . . . . . . . . .           8,968            1,245            (744)
     Loss (income) from the Service Companies . . .           1,025            1,063            (428)
     Provision for loss on land held for
       development or sale. . . . . . . . . . . . .             550            2,086           --
     Gains on sales of land parcels . . . . . . . .             (50)           --               (130)
     Gains on sales of rental communities . . . . .           --             (13,693)        (43,380)
     Share of partnerships' gains on sales of
       rental communities . . . . . . . . . . . . .          (1,283)          (9,603)         (6,800)
     Minority interest - continuing operations. . .           2,926            7,309          13,197
     Income from discontinued operations. . . . . .          (2,980)          (3,596)         (2,236)
     Gains on dispositions of rental communities
       held for sale. . . . . . . . . . . . . . . .         (18,906)           --              --
     Minority interest - discontinued operations. .           3,749              599             365
     Other. . . . . . . . . . . . . . . . . . . . .            (152)           --              --
     Changes in assets and liabilities:
       Increase in deferred expenses. . . . . . . .             (55)            (193)           (639)
       Decrease (increase) in other assets. . . . .             694              585          (5,386)
       Increase in accrued real estate taxes. . . .           1,036              144             458
       (Decrease) increase in accrued interest
         payable. . . . . . . . . . . . . . . . . .            (253)              55              40
       Increase (decrease) in tenant security
         deposits and prepaid rents . . . . . . . .             480              118            (345)
       (Decrease) increase in other liabilities . .             (82)             265             328
                                                          ---------        ---------       ---------
          Net cash provided by operating activities
            of continuing operations. . . . . . . .          57,357           52,617          50,018
          Net cash provided by operating activities
            of discontinued operations. . . . . . .           2,283            5,368           3,062
                                                          ---------        ---------       ---------
          Net cash provided by operating activities          59,640           57,985          53,080
                                                          ---------        ---------       ---------






                                      AMLI RESIDENTIAL PROPERTIES TRUST

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                             2002             2001            2000
                                                           --------         --------        --------
Cash flows from investing activities:
  Net cash proceeds from sales of rental communities
    less $14,444 cash in deferred exchange escrow
    in 2000 . . . . . . . . . . . . . . . . . . . .          58,718           59,799          85,480
  Net cash proceeds from sales of land parcels. . .           3,279            --                305
  Share of partnerships' net cash proceeds,
    in excess of return of capital, from sales
    of rental communities . . . . . . . . . . . . .             459           10,467           5,904
  Investments in partnerships, net of return
    of capital. . . . . . . . . . . . . . . . . . .         (14,012)          (3,461)        (47,787)
  Repayments from (advances to) affiliates, net . .           3,702          (11,444)         36,484
  (Increase) decrease in earnest money deposits . .            (495)             590             792
  Acquisition communities, net of Operating
    Partnership units issued and net of $14,444
    cash in deferred exchange escrow in 2001. . . .         (27,852)         (76,932)        (63,918)
  Capital expenditures - rehab communities and
    other additions . . . . . . . . . . . . . . . .          (1,020)          (1,314)         (7,459)
  Capital expenditures - other communities. . . . .          (3,830)          (5,615)         (4,688)
  Communities under development, net of
    co-investors' share of costs. . . . . . . . . .         (11,814)         (14,058)        (25,805)
  (Decrease) increase in other liabilities. . . . .          (1,636)           2,578            (567)
                                                          ---------        ---------       ---------
          Net cash provided by (used in)
            investing activities. . . . . . . . . .           5,499          (39,390)        (21,259)
                                                          ---------        ---------       ---------





                                      AMLI RESIDENTIAL PROPERTIES TRUST

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                             2002             2001            2000
                                                           --------         --------        --------
Cash flows from financing activities:
  Debt proceeds, net of financing costs . . . . . .         386,854          276,671         404,500
  Debt repayments . . . . . . . . . . . . . . . . .        (378,828)        (264,350)       (388,060)
  Proceeds from issuance of Plan shares and
    collection of Employees' and Trustees' notes. .           4,599            2,771             186
  Repurchase of shares of beneficial interest -
    common shares . . . . . . . . . . . . . . . . .         (31,533)          (4,884)          --
  Purchase of shares of the Service Companies . . .            (700)           --              --
  Proceeds from preferred shares offering, net of
    issuance costs. . . . . . . . . . . . . . . . .             (40)          19,144           --
  Distributions to partners . . . . . . . . . . . .          (7,020)          (6,916)         (6,302)
  Dividends paid. . . . . . . . . . . . . . . . . .         (41,941)         (40,245)        (39,357)
                                                          ---------        ---------       ---------
          Net cash used in financing activities . .         (68,609)         (17,809)        (29,033)
                                                          ---------        ---------       ---------

Net change in cash and cash equivalents . . . . . .          (3,470)             786           2,788
Cash and cash equivalents at beginning of year. . .           5,892            5,106           2,318
                                                          ---------        ---------       ---------
Cash and cash equivalents at end of year. . . . . .       $   2,422            5,892           5,106
                                                          =========         ========        ========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest,
    net of amounts capitalized. . . . . . . . . . .       $  24,648           25,406          24,655
                                                          =========         ========        ========
Supplemental disclosure of non-cash investing and
 financing activities:
  OP Units converted to common shares . . . . . . .       $     840            --              --
  Advances to the Service Companies for land
    parcels sold. . . . . . . . . . . . . . . . . .          18,949            --              --
  OP units issued for the acquisition of
    communities . . . . . . . . . . . . . . . . . .           --               2,764           --
  OP units issued for the acquisition of a
    community in a partnership. . . . . . . . . . .           --               7,576           --
                                                          =========        =========       =========

                        See accompanying notes to consolidated financial statements.

                   AMLI RESIDENTIAL PROPERTIES TRUST

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
               (Dollars in thousands, except share data)


1.   ORGANIZATION AND BASIS OF PRESENTATION

     ORGANIZATION

     AMLI Residential Properties Trust ("AMLI" or the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), was formed on February 15, 1994 to continue and expand the multifamily property businesses previously conducted by Amli Realty Co. ("ARC") and its affiliates. The Company is the sole general partner of AMLI Residential Properties, L.P. (the "Operating Partnership") in which it holds an approximate 85% interest. All the communities and community interests are owned and operated through the Operating Partnership. The Company and its affiliates develop, acquire, lease, manage and hold for investment upscale residential apartment communities. At December 31, 2002, the Company owned or had ownership interest in seventy-nine multifamily apartment communities comprised of 30,074 apartment homes. Seventy-two of these communities totaling 27,533 apartment homes were stabilized as of December 31, 2002 and seven communities containing 2,541 apartment homes were under development or in lease-up at that date. The Company qualifies as a REIT for Federal income tax purposes.

     BASIS OF PRESENTATION

     The accompanying Consolidated Financial Statements are prepared using accounting principles generally accepted in the United States of America, and include the accounts of the Company, the Operating Partnership, and at December 31, 2002 include AMLI Management Company ("AMC") and AMLI Institutional Advisors, Inc. ("AIA"). Limited partnership interests in the Operating Partnership ("OP Units") are convertible into common shares of the Company on a one-for-one basis, subject to certain limitations (see note 8).

      AMC and AIA are "C-Corp" subsidiaries of the Company ("Service Company Subsidiaries") which provide various services to the Company and co-investment partnerships in which the Company has an interest. Until December 31, 2002, the Company owned 5% of the voting control and 95% of the economic benefit of the Service Company Subsidiaries. These Service Company Subsidiaries elected taxable REIT subsidiary status ("TRS") for IRS reporting purposes as of January 1, 2001. This election did not affect the ownership structure of the Service Company Subsidiaries and, accordingly, the Company's use of the equity method to account for these subsidiaries continued to be applied consistently with prior years. As of December 31, 2002, the Company acquired from ARC, a wholly-owned subsidiary of UICI (NYSE: UCI), its 95% voting control and approximate 5% economic interest in the Service Company Subsidiaries for a purchase price of $700. As a result of this transaction, the accounts of the Service Company Subsidiaries were consolidated in the Company's Consolidated Balance Sheet at December 31, 2002. The Service Company Subsidiaries' results of operations were reflected in the Company's Consolidated Statements of Operations for each of the three years ended December 31, 2002, using the equity method of accounting, and will be consolidated prospectively as of January 1, 2003.

     AMC provides property management and leasing services, and its wholly-owned subsidiaries, AMLI Corporate Homes ("ACH"), AMLI Residential Construction LLC ("Amrescon"), and AMLI Landscape Co. ("ALC"), provide corporate home rental services, construction contracting and management services, and landscaping services, respectively. AIA provides institutional advisory services. These services are provided for the Company and its co-investment partnerships.

                   AMLI RESIDENTIAL PROPERTIES TRUST

     All significant inter-entity balances and transactions have been eliminated in consolidation.

     The Company's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reporting of amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     REAL ESTATE ASSETS AND DEPRECIATION

     Real estate assets are stated at cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred; replacements having an estimated useful life of at least one year and betterments are capitalized and depreciated over their estimated useful lives.
Depreciation is computed on a straight-line basis over useful lives of the properties (buildings and related land improvements -- 40 years; furniture, fixtures and equipment -- 5 - 15 years). Seventeen apartment communities having an original undepreciated cost of $410,391 are pledged to secure debt (see note 5).

     In conjunction with acquisitions of existing communities, it is the Company's policy to provide in its acquisition budgets adequate funds to complete any deferred maintenance items and to otherwise make the communities acquired competitive with comparable newly-constructed communities. In some cases, the Company will provide in its acquisition budgets additional funds to upgrade or otherwise improve new acquisitions. All such costs are capitalized when subsequently incurred as costs of acquisition communities.

     Losses in carrying values of investment assets are provided by management when the losses become apparent and the investment asset is considered impaired in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Management evaluates its investment properties at least quarterly to assess whether any impairment indications are present, comparing current net operating income as a percentage of cost to income capitalization rates and considering future undiscounted cash flows during the holding period. If any investment property is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value. The Company has provided for losses on its land parcels held for future development or sale totaling $550 and $2,086 for the years ended December 31, 2002 and 2001, respectively, which losses are included in the accompanying Consolidated Statements of Operations.

     COMMUNITIES UNDER DEVELOPMENT

     All apartment homes in a new community or new phase that are under development or in lease-up are reported as "Rental communities under development" until the entire community or new phase is substantially complete and stabilized. A stabilized community is one which is fully completed and has, in the opinion of management, completed its initial lease-up. Upon stabilization, all apartment homes in the community or new phase are reported as "Rental communities."

     At December 31, 2002, the Company had seven communities under development including six in joint ventures with co-investment partners, as follows:

                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                                                 TOTAL
                                                                               EXPENDED         TOTAL
                                                         NUMBER      NUMBER     THROUGH       ESTIMATED
                                                           OF          OF     DECEMBER 31,    COSTS UPON
COMMUNITY                         LOCATION               ACRES       UNITS       2002         COMPLETION
---------                         --------               ------      ------   ------------    ----------
Wholly-owned:
 AMLI at Carmel Center            Carmel, IN                15         322       $ 24,943        28,400
                                                           ---       -----       --------      --------

Co-investments
(Company ownership percentage):

 AMLI:
  at Milton Park (25%)            Alpharetta, GA            21         461         31,656        35,000
  at Barrett Walk (25%)           Cobb County, GA           26         310         18,144        22,500
  at King's Harbor (25%)          Houston, TX               15         300         19,626        19,800
  at Cambridge Square (30%)       Overland Park, KS         21         408         32,113        32,200
  at Seven Bridges (20%)          Woodridge, IL             13         520         63,144        82,200
  Downtown (30%)                  Austin, TX                 2         220         15,542        50,920
                                                           ---       -----       --------      --------

        Total Co-investment
          communities                                       98       2,219        180,225       242,620
                                                           ---       -----       --------      --------
        Total Wholly-owned
          and Co-investments                               113       2,541       $205,168       271,020(a)
                                                           ===       =====       ========      ========


     (a)  Of AMLI's $28,994 share of completion costs, $21,276 is anticipated to be funded from existing loan commitments and $7,718 is expected to be paid in cash during 2003.



                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     LAND HELD FOR DEVELOPMENT OR SALE

     In December 2001, the Company determined that it would not be feasible in the immediate future to develop most of the land it held for development.  Concurrently, the Company made a provision for estimated loss from impairment of value in the amount of $2,086, which amount was charged against earnings in the Consolidated
Statement of Operations for the year ended December 31, 2001.

     During 2002, the Company sold land parcels in Fort Worth, Austin, Lewisville, and Indianapolis comprising of
199 acres.  Of this total, 184 acres were sold to Amrescon for their estimated market value and carrying value of
$18,949.  This amount is net of $697 of the total loss provision made in December 2001 and represented the
Company's estimate of the land parcels' market value at that time.  One parcel of 15 acres, which had a loss provision of $359 in 2001, was sold to a third party for $3,312 in cash, and the Company recorded a $50 gain from this sale.  In December 2002, the Company recorded an additional $550 provision for estimated loss for impairment of value.  This $550 was charged against earnings in the accompanying Consolidated Statement of Operations for the year ended December 31, 2002.

     At December 31, 2002, the Company's land held for future development or sale is as follows:

                                                                                               CARRYING
                                                                              TOTAL COSTS    VALUE NET OF
                                                                 POTENTIAL    CAPITALIZED      ALLOWANCE
                                                       NUMBER     NUMBER        THROUGH      FOR LOSS AT
                                                         OF         OF        DECEMBER 31,   DECEMBER 31,
COMMUNITY                       LOCATION               ACRES      UNITS          2002           2002
---------                       --------               ------    ---------    -----------    ------------
 AMLI:
  at Champions II (1)           Houston, TX               14          288         $ 1,590          1,099
  at Mesa Ridge (1)             Ft. Worth, TX             27          460           4,629          3,911
  at Anderson Mill (1)          Austin, TX                39          520           4,649          4,278
  at Westwood Ridge (2)         Overland Park, KS         30          428           3,915          3,915
  at Lexington Farms II (2)     Overland Park, KS          7          104             955            955
                                                         ---        -----         -------         ------
    Total land held for
      development or sale                                117        1,800         $15,738         14,158
                                                         ===        =====         =======         ======

   (1)  During 2002, no interest was capitalized on these land parcels.

   (2)  The Company has expensed interest on these land parcels beginning in the fourth quarter of 2002.

<table>                               AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     INTEREST AND REAL ESTATE TAX CAPITALIZATION

     Interest and real estate taxes incurred during the construction period are capitalized and depreciated over the lives of the constructed assets.  During the years ended December 31, 2002, 2001 and 2000, total interest capitalized was $3,383, $4,100 and $5,464, respectively.

     ACQUISITIONS

     The table below summarizes the communities acquired by the Company during 2000-2002:
                                      Number     Year
                                       of        Com-       Date       Purchase                Total
Community           Location          Units     pleted     Acquired     Price      Debt        Equity
---------           --------         --------  --------    --------    --------   ------      --------
WHOLLY-OWNED:
AMLI:
 at StoneHollow .   Austin, TX            606      1997      2/3/00     $36,806     -- (1)      36,806
 at Towne Creek .   Gainesville, GA       150      1989      2/8/00       6,617     --           6,617
 at Western
   Ridge. . . . .   Houston, TX           318      2000    12/28/00      20,000     --          20,000
 at Gateway
   Park . . . . .   Denver, CO            328      2000     1/29/01      33,050     -- (1)      33,050
 at Stonebridge
   Ranch. . . . .   McKinney, TX          250      2001     6/11/01      17,110     --          17,110
 at the Medical
   Center . . . .   Houston, TX           334      2000      8/7/01      27,150     -- (1)      27,150
 at Shadow Ridge.   Flower Mound, TX      222      2000     8/31/01      18,000     --          18,000
 Upper West Side.   Ft. Worth, TX         194      2001      5/1/02      13,600     --          13,600
 7th Street
   Station. . . .   Ft. Worth, TX         189      2000    10/17/02      13,700     --          13,700
                                       ------                          --------   ------       -------
    Total Wholly-owned                  2,591                           186,033     --         186,033
                                       ------                          --------   ------       -------

CO-INVESTMENTS
(Company ownership
percentage):
AMLI:
 Midtown (45%). .   Houston, TX           419      1998     1/13/00      33,250   21,945        11,305
 on Frankford
  (45%) . . . . .   Dallas, TX            582      1998     6/27/00      38,819   25,710        13,109
 at Peachtree City
  (20%) . . . . .   Peachtree City,
                      GA                  312      1998     6/29/00      28,630     --          28,630




                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                      Number     Year
                                       of        Com-       Date       Purchase                Total
Community           Location          Units     pleted     Acquired     Price      Debt        Equity
---------           --------         --------  --------    --------    --------   ------      --------
AMLI:
 at Scofield Ridge
  (45%) . . . . .   Austin, TX            487      2000     8/15/00      37,300   24,618        12,682
 at Breckinridge
  Point (45%) . .   Richardson, TX        440      1999     9/11/00      33,500   22,110        11,390
 at Lowry Estates
  (50%) . . . . .   Denver, CO            414      2000    12/19/00      51,200   33,900        17,300
 Towne Square
  (45%) . . . . .   Houston, TX           380      1999    12/28/00      32,500   21,450        11,050
 at Osprey Lake
  (69%) . . . . .   Gurnee, IL            483   1997/99      2/1/01      52,000   35,320        16,680
 at Park Meadows
  (25%) . . . . .   Littleton, CO         518      2001     4/24/02      56,500   28,500        28,000
 at Bryan Place
  (48%) . . . . .   Dallas, TX            420      1999     6/28/02      39,600   26,200        13,400
                                       ------                          --------  -------       -------
      Total Co-investments              4,455                           403,299  239,753       163,546
                                       ------                          --------  -------       -------
      Total Wholly-owned and
        Co-investments                  7,046                          $589,332  239,753       349,579
                                       ======                          ========  =======       =======


  (1)  These communities are part of a secured financing pool obtained by the Company in 2001.  AMLI at the
       Medical Center replaced AMLI at Western Ridge in the pool upon the December 2002 sale of AMLI at
       Western Ridge.


                   AMLI RESIDENTIAL PROPERTIES TRUST

     DISPOSITIONS

     The Company selectively sells communities which no longer meet the Company's investment objectives, and reinvests the proceeds in new communities (to continually improve the quality of its portfolio and increase the potential for growth in net operating income), funds development of new communities or reacquires its common shares. Through December 31, 2001, the gains on sales of rental communities, including share of gains on sales of co-investment communities, are reported separately in the Consolidated Statements of Operations and neither the communities' selling prices nor related gains are included in revenue in the Consolidated Statements of Operations. Effective January 1, 2002, gains on sales of Wholly-owned communities are reported in discontinued operations.

     Incentive compensation received from co-investment partnerships in the form of a promoted interest that is paid to the Company from sale proceeds is included in Co-investment fee income in the Consolidated Statements of Operations.

<table>                               AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


    The table below summarizes the communities sold by the Company during 2000-2002:

<caption>                                                                                          Net
                                                                                                Operating
                                                                                                Income in
                                                                                               the Twelve
                                                                                                 Months
                                                         Costs                                 Immediately
                                       Year              Before                                  Prior to
                            Number   Acquired/   Date    Depre-     Sale      Net                Date of
Community     Location     of Units  Developed   Sold    ciation    Price   Proceeds    Gain      Sale
---------     --------     --------  --------- --------  --------  -------- --------  -------- -----------
WHOLLY-OWNED:
AMLI:
 at Sope
  Creek       Marietta, GA      695   82/83/95   2/3/00   $27,604    42,500   42,105    22,316       4,014
 at Peach-
  tree City   Peachtree City,
              GA                312     1998    6/29/00    16,062    22,904   22,757     8,151       2,084
 at the
 Arboretum
 and          Austin, TX        591     1986    12/6/00    28,074    35,650   35,062    12,914       3,029
 at Martha's
  Vineyard                              1992   12/21/00

 at Autumn-
  Chase       Carrollton, TX    690   87/96/99   6/5/01    29,850    40,550   39,144     9,249       3,608

 at Alvamar   Lawrence, KS      152     1994    7/27/01     8,263     8,900    8,794     2,036         740

 on Rosemeade Dallas, TX        236     1990    8/24/01    11,653    12,430   11,861     2,408       1,045

 at GleneaglesDallas, TX        590     88/97   8/14/02    27,613    35,675   34,720    14,247       3,005

 at Western
  Ridge       Houston, TX       318     2000   12/20/02    20,317    24,600   23,998     4,659       2,039
                              -----                       -------   -------  -------   -------     -------
    Total Wholly-owned        3,584                       169,436   223,209  218,441    75,980      19,564
                              -----                       -------   -------  -------   -------     -------






                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                                                   Net
                                                                                                Operating
                                                                                                Income in
                                                                                               the Twelve
                                                                                                 Months
                                                         Costs                                 Immediately
                                       Year              Before                                  Prior to
                            Number   Acquired/   Date    Depre-     Sale      Net                Date of
Community     Location     of Units  Developed   Sold    ciation    Price   Proceeds    Gain      Sale
---------     --------     --------  --------- --------  --------  -------- --------  -------- -----------

CO-INVESTMENTS
(Company owner-
ship percentage):
AMLI at:
 Pleasant Hill
  (40%)       Atlanta, GA       502     1996    9/28/00    26,445    39,104   37,983    13,829       3,382
 Willowbrook
  (40%)       Willowbrook, IL   488     1996    7/31/01    39,402    58,500   57,611    22,245       4,209
 Champions
  Park (15%)  Houston, TX       246     1994    4/18/02    13,723    13,145   12,783     1,799       1,055
 Champions
  Centre (15%)Houston, TX       192     1994    4/18/02    10,205    10,755   10,458     2,232         777
 Greenwood
  Forest (15%)Houston, TX       316     1995     8/1/02    18,202    20,150   19,407     4,524       1,412
                              -----                      --------   -------  -------   -------     -------
      Total Co-investments    1,744                       107,977   141,654  138,242    44,629      10,835
                              -----                      --------   -------  -------   -------     -------
      Total Wholly-owned
        and Co-investments    5,328                      $277,413   364,863  356,683   120,609      30,399
                              =====                      ========   =======  =======   =======     =======





                   AMLI RESIDENTIAL PROPERTIES TRUST

     REVENUE RECOGNITION

     Rental revenue -- the Company leases its residential communities pursuant to operating leases with terms generally of six or twelve months. Rental income is recognized when earned; this method approximates recognition using the straight-line method over the related lease term. At December 31, 2002, apartment leases in effect provide for annual rentals aggregating approximately $102,618.

     Income from partnerships -- the Operating Partnership is entitled to share of cash flows or liquidation proceeds in excess of its stated ownership percentages based on returns to its partners in excess of specified rates. In such instances, the Company receives a share of income equal to its share of cash flow in excess of its ownership interest. This income is included in share of Income from partnerships in the accompanying Consolidated Statements of Operations. The Company received $0, $1,796 and $1,181 as its share of net sale proceeds in excess of its ownership interest from sales of residential communities in 2002, 2001 and 2000, respectively. Such income attributable to the Company's "promoted interest" (its share that exceeds its proportionate share based on its invested capital) is reported in Total revenue as Other income in the accompanying Consolidated Statements of Operations.

     Development fees -- the Company receives development fees from co-investment partnerships during the development period. These fees, net of related personnel costs, are recognized over the development period using the percentage of completion method. Such fees, net of intercompany eliminations to the extent of the Company's ownership interest in the co-investment partnerships, totaled $2,355, $1,701 and $1,904 and are included in Co-investment fee income in the accompanying Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000, respectively.

     FAIR VALUES

     The estimated fair values of the Company's financial instruments presented in these Notes to Consolidated Financial Statements have been determined by management based on pertinent information available as of December 31, 2002 and 2001, using appropriate methodologies. These estimates are not necessarily indicative of the amounts the Company could ultimately realize.

     The Company's financial instruments consist primarily of its cash equivalents, interest-bearing notes receivable, operating payables, debt and interest rate limitation contracts. The carrying amounts of the Company's cash equivalents, interest-bearing notes from the Service Company Subsidiaries and partnerships, and operating payables are considered to be a reasonable estimate of fair value due to the short-term nature of these instruments.

     At December 31, 2002, the fair value of the Company's fixed-rate mortgage indebtedness is $284,280, which is $11,601 greater than its carrying value for financial reporting purposes. The Company's liability under interest rate limitation contracts reported in the accompanying Consolidated Balance Sheets is stated at an aggregate approximate fair value of $2,379 at December 31, 2002.

                   AMLI RESIDENTIAL PROPERTIES TRUST

     CASH AND CASH EQUIVALENTS

     For purposes of the Statements of Cash Flows, the Company considers all investments with an original maturity of three months or less to be cash equivalents.

     DEFERRED EXPENSES

     Deferred expenses consist primarily of financing costs, which are amortized using the straight-line method over the terms of the related debt. During the construction period, amortization of deferred costs relating to communities under development is capitalized and depreciated over the lives of the constructed assets. During the years ended December 31, 2002, 2001 and 2000, capitalized amortization of deferred costs totalled $103, $126 and $158, respectively.

     STANDARDS IMPLEMENTED AND TRANSITION ADJUSTMENT

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's Consolidated Financial Statements. As described in note 9, the Company is contingently liable with respect to letters of credit and guarantees issued to secure undertakings made by various unconsolidated affiliates. The Company anticipates that no such contingent liability will be realized, and that the various letters of credit and guarantees will eventually expire. The Company has computed the aggregate fair value of all such letters of credit and guarantees and estimates such fair value to be less than $200.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these Consolidated Financial Statements. Effective January 1, 2002, the Company adopted SFAS 148 and commenced reporting the fair value of options awarded subsequent to January 1, 2002, as a charge against earnings.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of ARB No. 51. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests obtained in variable interest entities after January 31, 2003. For public companies like the Company, the interpretation is applied to the enterprise no later than the beginning of the first annual reporting period beginning after June 15, 2003. The application of this interpretation is not expected to have a material effect on the Company's Consolidated Financial Statements. The interpretation requires certain disclosures in the Consolidated Financial Statements issued after January 31, 2003 if it is

                   AMLI RESIDENTIAL PROPERTIES TRUST
reasonably possible that the Company will consolidate or disclose information about variable interest entities when the interpretation becomes effective.

     DISCONTINUED OPERATIONS

     On January 1, 2002, the Company adopted SFAS 144, which is required for fiscal years beginning after December 15, 2001, and interim periods within those years. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed of," ("SFAS 121") and related literature and establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company has reclassified its Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000 as a result of implementing SFAS 144 to reflect discontinued operations of Wholly-owned communities sold during the year ended December 31, 2002. This reclassification has no impact on the Company's net income or net income per common share.

     Communities held for sale by co-investment partnerships accounted for using the equity method of accounting are not "discontinued operations" under the provisions of SFAS 144.

     As of December 31, 2002, two rental communities sold in 2002 were included in discontinued operations. No interest expense has been allocated to discontinued operations. Condensed financial information of the results of operations for these communities is as follows:

                                         Years Ended December 31,
                                       ----------------------------
                                           2002      2001     2000
                                         -------   -------  -------
Rental income . . . . . . . . . . . . .  $ 6,058     7,854    4,759
Other income. . . . . . . . . . . . . .      390       459      294
                                         -------   -------  -------
   Total community revenue. . . . . . .    6,448     8,313    5,053

Community operating expenses. . . . . .    2,745     3,373    2,010
                                         -------   -------  -------
   Net operating income . . . . . . . .    3,703     4,940    3,043

Depreciation expense. . . . . . . . . .      723     1,344      807
                                         -------   -------  -------
   Income from discontinued operations
     before minority interest . . . . .    2,980     3,596    2,236

   Minority interest. . . . . . . . . .      507       599      365
                                         -------   -------  -------
Income from discontinued operations,
   net of minority interest . . . . . .    2,473     2,997    1,871
                                         -------   -------  -------
Gains on dispositions of rental
  communities held for sale . . . . . .   18,906     --       --
Minority interest . . . . . . . . . . .    3,242     --       --
                                         -------   -------  -------
Gains on dispositions of rental
  communities held for sale,
  net of minority interest. . . . . . .   15,664     --       --
                                         -------   -------  -------
   Income from discontinued operations,
     net of minority interest . . . . .  $18,137     2,997    1,871
                                         =======   =======  =======

                   AMLI RESIDENTIAL PROPERTIES TRUST

     GOODWILL

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets" ("SFAS 142"), which requires, among other things, that effective January 1, 2002, goodwill resulting from a business combination accounted for as a purchase no longer be amortized, but be subjected to ongoing impairment review. The only goodwill included in the accounts of the Company's consolidated subsidiary is $3,300 incurred upon completion of a 1997 acquisition. This amount has been amortized using the straight-line method over a five-year period, and at December 31, 2001, the remaining unamortized goodwill was $668. As a result of implementing SFAS 142, whereby no amortization was recorded in 2002, the Company's share of income, net of tax effect, from the consolidated subsidiary is increased by approximately $415, before minority interest, for the year ended December 31, 2002. The Company has tested the unamortized goodwill remaining on the Service Company's books and no impairment existed as of December 31, 2002. As of December 31, 2002, the Company allocated $434 (of the total $700 acquisition cost of the Service Company subsidiaries' controlling interests not already owned) to the cost of property management contracts, which the Company intends to amortize over an assumed five-year average life of these property management contracts.

     Pro forma net income excluding goodwill amortization would be as follows:

                                     Years Ended December 31,
                                ------------------------------------
                                   2002         2001          2000
                                 --------     --------      --------
Net income, as reported:
  Net income. . . . . . . . .    $ 40,355       45,746        76,533
  Net income attributable
    to Preferred shares . . .      (7,989)      (6,955)       (7,057)
                                 --------     --------      --------
  Net income attributable
    to Common shares. . . . .    $ 32,366       38,791        69,476
                                 ========     ========      ========

Pro forma net income
  - Basic . . . . . . . . . .                 $ 39,136        69,823
                                              ========      ========

Pro forma net income
  - Diluted . . . . . . . . .                 $ 46,091        76,880
                                              ========      ========

Earnings per share:
  Basic - as reported . . . .    $   1.83     $   2.18      $   4.00
  Basic - pro forma . . . . .                 $   2.20      $   4.02

  Diluted - as reported . . .    $   1.80     $   2.12      $   3.59
  Diluted - pro forma . . . .                 $   2.14      $   3.60

                   AMLI RESIDENTIAL PROPERTIES TRUST

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

     The Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to align rate movements between interest rates associated with the Company's rental income and other financial assets with interest rates on related debt, and to manage the cost of debt.

     The Company does not enter into derivative contracts for trading or speculative purposes. Furthermore, the Company has a policy of only entering into contracts with major financial institutions based upon their credit rating and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, the Company has not sustained a material loss from those instruments nor does it anticipate any material adverse effect on its net income or financial position in the future from the use of derivatives.

     To manage interest rate risks, the Company may employ options, forwards, interest rate swaps, caps and floors or a combination thereof depending on the underlying exposure. The Company undertakes a variety of borrowings: from lines of credit, to medium- and long-term financings. To reduce overall interest cost, the Company uses interest rate instruments, typically interest rate swaps, to convert a portion of its variable-rate debt to fixed-rate debt, or even a portion of its fixed-rate debt to variable rate. Interest rate differentials that arise under these swap contracts are recognized in interest expense over the life of the contracts. The resulting cost of funds is usually lower than that which would have been available if debt with matching characteristics were issued directly.

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


                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The following table summarizes the notional amounts and approximate fair value of the Company's liability under existing interest rate swap contracts.  The notional amounts at December 31, 2002 provide an indication of the extent of the Company's involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.


                                                                 Approximate
                                                    Cumulative   Liability at
Notional      Fixed       Term of       Contract       Cash      December 31,
Amount        Rate(1)     Contract      Maturity    Paid, Net      2002 (2)
--------     -------      --------      ---------   ----------  -------------

$20,000       6.145%       5 years        2/15/03      $1,494          170
 10,000       6.070%       5 years        2/18/03         710          100
 15,000       6.405%       5 years        9/20/04       1,062        1,239
 10,000       6.438%       5 years        10/4/04         687          870
-------                                                ------        -----
$55,000                                                $3,953        2,379
=======                                                ======        =====



(1)  The fixed rate for the swaps includes the swap spread (the risk component added to the Treasury yield to determine a fixed rate and excludes lender's spread).

(2)  Represents the approximate amount which the Company would have paid as of December 31, 2002 if these contracts were terminated.  This amount is recorded as a liability in the accompanying Consolidated Balance
     Sheet as of December 31, 2002.



                   AMLI RESIDENTIAL PROPERTIES TRUST

     All of the Company's hedges that are reported at fair value and are presented in the Consolidated Balance Sheet are characterized as cash flow hedges. These transactions hedge the future cash flows of debt transactions. Interest rate swaps that convert variable payments to fixed payments and interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported in the Consolidated Balance Sheet with a corresponding adjust-ment to either Accumulated other comprehensive income or in earnings-- depending on the type of hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains and losses are reported in Accumulated other comprehensive income. If the hedging transaction is characterized as a fair value hedge, then the changes in fair value of the hedge and the hedged item are reflected in earnings. If the fair value hedging relationship is fully effective, there is no net effect reflected in income or funds from operations ("FFO"). Over time, the unrealized gains and losses held in Accumulated other comprehensive income will be reclassified to earnings. This reclassification is consistent with the time at which the hedged items are also recognized in earnings.

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

     On December 31, 2002, the derivative instruments were reported as Other liabilities at their fair value of $2,379 which decreased by $1,345 from $3,724 as of December 31, 2001. The offsetting adjustments were reported as losses in Accumulated other comprehensive loss of $3,283, which decreased by $1,011 from $4,294 as of December 31, 2001. The adjustments to the shareholders' equity include $1,491 and $1,413 of the Company's share of Other comprehensive loss of two co-investment partnerships as of December 31, 2002 and December 31, 2001, respectively. In addition, in 2002, the unamortized deferred gain of $507 from a Treasury Lock contract was included in Other comprehensive income adjustments. Furthermore, adjustments to earnings of $23 and $58 due to an ineffectiveness on the interest rate swap contracts have been recorded as of December 31, 2002 and 2001, respectively. In 2002, a $152 additional adjustment was recorded for amortization of the Treasury Lock.

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

     During 2002, the Company contributed its interest to a 1.8 acre land parcel located in downtown Austin to AMLI Downtown Austin, L.P. In addition, the Company contributed its 30% interest in the existing improvements and transferred the remaining 70% to this joint venture. The land parcel was acquired by AMLI in March 2000 and was contributed to the partnership at the agreed price of $4,567 plus $305 of other land acquisition costs. The Company was reimbursed for 70% of the total costs of $13,481, and no gain or loss was recognized on this transaction.

                   AMLI RESIDENTIAL PROPERTIES TRUST

     OTHER ASSETS

     Other assets reported in the accompanying Consolidated Balance Sheets are as follows:
                                                  December 31,
                                            ----------------------
                                               2002         2001
                                             --------     --------
     Deferred development costs . . . .      $  4,557        1,975
     Accounts receivable. . . . . . . .         2,615        1,141
     Deposits . . . . . . . . . . . . .         2,516        2,216
     Notes receivable . . . . . . . . .         2,179        2,925
     Advances to affiliates . . . . . .           560        2,413
     Development fees receivable. . . .           649        1,267
     Restricted cash. . . . . . . . . .           500          963
     Prepaid expenses . . . . . . . . .         1,868        1,464
     Other. . . . . . . . . . . . . . .           722          204
                                             --------     --------
         Total. . . . . . . . . . . . .      $ 16,166       14,568
                                             ========     ========

     POST-RETIREMENT BENEFITS

     The Company offers no post-retirement benefits to any of its employees and has no current intention to implement any such plan.

     PER SHARE DATA

     The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated.

                                     Years Ended December 31,
                              -------------------------------------
                                  2002         2001         2000
                               ----------   ----------   ----------
Income from continuing
  operations. . . . . . . . .  $   22,218       42,749       74,662
Income from discontinued
  operations. . . . . . . . .      18,137        2,997        1,871
                               ----------   ----------   ----------
Net income. . . . . . . . . .      40,355       45,746       76,533
Less income attributable to
  preferred shares. . . . . .      (7,989)      (6,955)      (7,057)
                               ----------   ----------   ----------
Net income attributable to
  common shares - Basic . . .  $   32,366       38,791       69,476
                               ==========   ==========   ==========

Net income - Diluted (1). . .  $   32,366       45,746       76,533
                               ==========   ==========   ==========

Weighted average common
  shares - Basic. . . . . . .  17,730,995   17,806,311   17,390,092
Dilutive Options and Other
  Plan Shares . . . . . . . .     209,360      174,133      144,970
Convertible preferred
  shares (1). . . . . . . . .       --       3,597,424    3,794,672
                               ----------   ----------   ----------
Weighted average common
  shares - Dilutive . . . . .  17,940,355   21,577,868   21,329,734
                               ==========   ==========   ==========

                   AMLI RESIDENTIAL PROPERTIES TRUST

                                     Years Ended December 31,
                              -------------------------------------
                                  2002         2001         2000
                               ----------   ----------   ----------
Net income per common share:
    Basic . . . . . . . . . .  $     1.83   $     2.18   $     4.00
    Diluted . . . . . . . . .  $     1.80   $     2.12   $     3.59
                               ==========   ==========   ==========

       (1)  In 2002, convertible preferred shares are non-dilutive.


     RECLASSIFICATIONS

     Certain amounts in the consolidated 2001 and 2000 financial statements of the Company have been reclassified to conform with the current presentation.


3.  INVESTMENTS IN PARTNERSHIPS AND SERVICE COMPANIES

     INVESTMENTS IN PARTNERSHIPS

     The Operating Partnership is a general partner or a managing member in various partnerships or limited liability companies. The Operating Partnership and the Service Company Subsidiaries receive various fees for services provided to these partnerships, including development fees, construction fees, acquisition fees, property management fees, asset management fees, financing fees, administrative fees and disposition fees. The Operating Partnership is entitled to share of cash flows or liquidation proceeds in excess of its stated ownership percentages based, in part, on cumulative returns to its partners in excess of specified rates. The Company's investment in partnerships differ from the Company's share of co-investment partnerships' equity primarily due to capitalized interest on its investments in communities under development, purchase price basis differences and the elimination of the Company's share of acquisition, financing and development fee income. Such differences are amortized using the straight-line method over 40 years.

     Investments in partnerships at December 31, 2002 and the Company's 2002 share of income or loss from each are detailed as follows:

                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                Equity                     Total    Company's    Company's
                    Company's             ------------------                Net      Share of    Share of
                    Percentage Total               Company's  Company's    Income   Net Income   Deprecia-
Community           Ownership  Assets      Total    Share     Investment   (Loss)   (Loss) (1)     tion
---------           -------------------    -----   ---------  ----------   ------   ----------  ----------

AMLI:
 at Windbrooke (2)     15%     $ 15,508   (5,761)      (937)      --          24          13           69
 at Willeo Creek       30%       13,176    4,038      1,209       1,209      212          69          122
 at Barrett Lakes      35%       22,870    6,790      2,377       2,326      773         363          276
 at Chevy Chase (3)    33%       40,709   (8,885)    (3,691)      --         449         129          400
 at River Park         40%       12,620    3,985      1,579       1,458      477         211          149
 at Fox Valley         25%       21,381   20,722      5,180       5,303    1,317         329          167
 at Fossil Creek       25%       19,194   18,282      4,571       4,515    1,223         306          177
 at Danada Farms       10%       42,870   17,846      1,785       1,776    1,705         170          129
 at Verandah           35%       20,784    3,743      1,409       1,463       91          73          346
 at Northwinds         35%       48,195   14,279      4,997       4,588    1,457         962          617
 at Regents Crest      25%       30,271   14,998      3,750       3,796      679         284          243
 at Oakhurst North     25%       38,079   37,047      9,262       9,263    1,707         427          329
 at Wells Branch       25%       30,585   29,287      7,322       6,623    1,519         380          288
 on the Parkway        25%       13,892    3,342        833         494      (74)        (18)         149
 on Timberglen         40%        9,542    2,877      1,181       --         (46)         15          204
 at Castle Creek       40%       18,896   18,361      7,344       7,415    1,080         491          265
 at Lake Clearwater    25%       14,912   14,490      3,622       3,612      733         183          136
 Creekside             25%       14,889   14,721      3,680       3,739      829         263          129
 at Deerfield          25%       15,700    3,028        754         551     (268)        (67)         152
 at Wynnewood Farms    25%       17,282   17,026      4,257       4,235      934         233          148
 at Monterey Oaks      25%       28,491   27,461      6,865       6,797    1,522         380          236
 at St. Charles        25%       40,224   39,382      9,846       9,828    1,941         485          307
 at Park Bridge        25%       23,342   23,206      5,801       5,726    1,589         397          209
 at Mill Creek (4)     25%       25,051    6,729      1,682       1,796      871         218          192
 at Lost Mountain      75%       10,876      323        239         304     (319)       (176)         278
 on Spring Mill        20%
                    (Residual)   27,040   26,166      --          1,205    1,052         --         --
 at Prestonwood
   Hills               45%       17,143    5,344      2,421       2,416      171         125          231





                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                Equity                     Total    Company's    Company's
                    Company's             ------------------                Net      Share of    Share of
                    Percentage Total               Company's  Company's    Income   Net Income   Deprecia-
Community           Ownership  Assets      Total    Share     Investment   (Loss)   (Loss) (1)     tion
---------           -------------------    -----   ---------  ----------   ------   ----------  ----------
 at Windward Park      45%       26,102    8,269      3,750       3,742      (83)         25          350
 at Summit Ridge       25%       26,937    7,002      1,751       1,342      308          77          232
 at Oak Bend           40%       24,273    5,030      2,012       2,012      (17)         75          287
 Midtown               45%       32,796   10,216      4,635       4,618      471         309          416
 on Frankford          45%       38,601   12,064      5,472       5,456      351         272          504
 at Peachtree City     20%       27,722   27,539      5,508       3,529    1,151         230          148
 at Kedron Village
   (5)                 20%       20,039   19,258      3,851       3,786     (150)        (25)          87
 at Scofield Ridge     45%       36,921   11,539      5,231       5,212     (320)        (64)         461
 at Breckinridge
    Point              45%       33,102   10,556      4,790       4,773      191         174          412
 at Cambridge
   Square              30%       31,858   31,373      9,412      10,054       92          18          220
 Towne Square          45%       32,492   10,367      4,703       4,650      183         163          403
 at Lowry Estates      50%       49,911   16,021      8,009       7,862     (556)       (205)         690
 at King's Harbor      25%       19,406   18,736      4,684       4,880      235          59          161
 at Milton Park        25%       31,745   29,658      7,414       7,946      (90)        (22)          71
 at Osprey Lake        69%       51,291   15,147     11,663      10,225     (740)       (448)         978
 at Seven Bridges      20%       64,167   14,568      3,151       3,880     (343)        (69)          32
 at Barrett Walk       25%       18,201   15,420      3,855       3,938     (170)        (42)          10
 at Park Meadows (6)   25%       57,265   27,699      6,979       6,889      454         231          258
 at Bryan Place (7)    48%       40,001   13,360      6,414       6,300      157         121          280
 Downtown              30%       22,377   19,785      5,936       5,985       (8)         (3)       --
                             ----------  -------    -------     -------  -------      ------       ------
                              1,318,729  682,434    196,558     197,517   22,764       7,121       11,948
   Other, excluding
    gain on sale                  --       --         --          --         699(8)      483(8)        63
                             ----------  -------    -------     -------  -------      ------       ------
    Total                    $1,318,729  682,434    196,558     197,517   23,463       7,604       12,011
                             ==========  =======    =======     =======  =======      ======       ======


(1)  The Operating Partnership received cash flow and recorded operating income of $2,930 in excess of its ownership percentages for the year ended December 31, 2002.

(2)  On February 4, 2002, the balance of the AMLI at Windbrooke loan was refinanced with a new loan from GMAC
     Commercial Mortgage Corporation.  The net proceeds were distributed to the partners, including $1,545 to the
     Company.  With this distribution, the partners have received a return of their original capital plus a specified yield, which resulted in a negative investment balance of $937 that is included in
     Distributions in excess of investments in and earnings from partnerships in the accompanying Consolidated
     Balance Sheet as of December 31, 2002.




                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(3)  On May 21, 2002, the AMLI at Chevy Chase loan agreement was amended.  The principal amount was increased to $48,000, the interest rate changed from 6.67% to 7.11% and maturity date was extended to June 2009.
     According to the new terms, the loan was structured to fund in two parts.  The first part, in the amount of
     $21,300, was funded at the time of closing, and co-existed with the original CIGNA loan dated March 27,
     1996 (with an initial balance of $29,767).  The second part of the loan, in the amount of $26,700, was funded on October 1, 2002, the proceeds of which were used to retire the original CIGNA loan.  The $20,823 net proceeds from the first funding were distributed to the partners, including $7,594 to the Company.  With this distribution, the partners have received a return of their original capital plus a specified yield, which resulted in a negative investment balance of $3,691 that is included in Distributions in excess of investments in and earnings from partnerships in the accompanying Consolidated Balance Sheet as of
     December 31, 2002.

(4)  On April 15, 2002, the Company, on behalf of AMLI at Mill Creek, closed on a 6.40%, $18,000 first mortgage permanent loan with The Northwestern Mutual Life Insurance Company.  The loan proceeds were distributed to the partners; the Company received $4,500 as its share of this return of capital.

(5)  On September 26, 2002, the construction loan of $16,997 was paid in full from additional contributions of
     $3,399 and $13,598 made by the Company and its partner, respectively.

(6)  On July 1, 2002, the Company, on behalf of AMLI at Park Meadows, closed on a 6.25%, $28,500 first mortgage permanent loan with GMAC.  The loan proceeds were distributed to the partners; the Company received
     $7,125 as its share of this return of capital.

(7)  On August 1, 2002, the Company, on behalf of AMLI at Bryan Place, closed on a 5.81%, $26,200 first mortgage permanent loan with GMAC.  The loan proceeds were distributed to the partners;  the Company received $12,576 as its share of this return of capital.

(8)  The amounts shown relate to operating results of the communities sold during the year ended December 31,
     2002, and exclude gains on sales of these communities of $1,799, $2,232 and $4,524, respectively, and the
     Company's share of such gains of $270, $335 and $678, respectively, which are included in amounts reported as share of gains on sales of rental communities.



                   AMLI RESIDENTIAL PROPERTIES TRUST

     All but one of the Company's debt financings have been obtained at fixed rates from various financial institutions on behalf of these partnerships. All of these fixed-rate first mortgages are non-recourse debt secured by mortgage notes on the respective communities. The floating-rate construction loan, which was guaranteed by AMLI, was repaid in September 2002. Partnership debt was as follows at December 31, 2002:

                     Total     Outstand-
                   Commitment   ing at   Company's Interest
Community             (1)      12/31/02  Share (2)   Rate    Maturity
---------          ----------  --------- --------- --------  ---------
AMLI:
 at Willeo Creek (3)$ 10,000       8,961    2,688     6.77%  May  2003
 at Regents Crest     16,500      14,837    3,709     7.50%  Dec. 2003
 at Verandah (4)      16,940      15,972    5,590     7.55%  Apr. 2004
 on Timberglen         6,770       6,290    2,516     7.70%  June 2004
 at Seven Bridges (5) 50,000      40,718    8,144   L+1.80%  Jan. 2005
 at Prestonwood Hills 11,649      11,244    5,092     7.17%  Aug. 2006
 at Windward Park     18,183      17,562    7,961     7.27%  Aug. 2006
 at Oak Bend          18,834      18,303    7,321     7.81%  Dec. 2006
 Midtown              21,945      21,309    9,662     7.52%  Dec. 2006
 at Deerfield         12,600      12,238    3,060     7.56%  Dec. 2006
 at Danada Farms      24,500      23,529    2,353     7.33%  Mar. 2007
 on Frankford         25,710      25,189   11,424     8.25%  June 2007
 at Scofield Ridge    24,618      24,099   10,929     7.70%  Aug. 2007
 at Breckinridge Point22,110      21,632    9,809     7.57%  Sep. 2007
 Towne Square         21,450      21,031    9,536     6.70%  Jan. 2008
 at Lowry Estates     33,900      33,297   16,649     7.12%  Jan. 2008
 at Summit Ridge      20,000      19,659    4,915     7.27%  Feb. 2008
 at River Park         9,100       8,493    3,397     7.75%  June 2008
 on the Parkway       10,800      10,055    2,514     6.75%  Jan. 2009
 at Mill Creek (6)    18,000      17,885    4,471     6.40%  May  2009
 at Chevy Chase       48,000      47,883   15,801     7.11%  June 2009
 at Park Meadows (7)  28,500      28,500    7,125     6.25%  July 2009
 at Bryan Place  (7)  26,200      26,200   12,576     5.81%  Aug. 2009
 at Barrett Lakes     16,680      15,760    5,516     8.50%  Dec. 2009
 at Northwinds        33,800      33,188   11,616     8.25%  Oct. 2010
 at Osprey Lake       35,320      34,678   23,841     7.02%  Mar. 2011
 at Windbrooke        20,800      20,616    3,092     6.43%  Mar. 2012
 at Lost Mountain     10,252      10,156    7,617     6.84%  Nov. 2040
                    --------    --------  -------
                    $613,161     589,284  218,924
                    ========    ========  =======

(1) In general, these loans provide for monthly payments of principal and interest based on a 25 or 27 year amortization schedule and a balloon payment at maturity. Some loans provide for payments of interest only for an initial period, with principal amortization commencing generally within two years.

(2) Based upon percentage ownership of debt outstanding at December 31, 2002.

(3) This loan was prepaid without penalty on January 30, 2003. The repayment was funded by a mortgage loan from the Company, which provides for interest only at LIBOR plus 2.5% and matures on October 31, 2003.

                   AMLI RESIDENTIAL PROPERTIES TRUST

(4) This loan will be included in the Company's consolidated liabilities following redemption of the partner's interest by the partnership in January 2003.

(5) The Company has guaranteed repayment of up to $4,000 of this construction loan and the Company's partner has guaranteed repayment of up to $16,000. The partnership has obtained a 7.25% fixed-rate mortgage loan commitment from a third-party lender and anticipates repaying its construction loan in late 2003 from a $60,000 funding of this seven-year loan.

(6) The proceeds of this loan were distributed to the partners as a return of capital.

(7) These loans provide for payment of interest only through maturity. Proceeds from these loans were distributed to the partners as a return of capital.

                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Investments in partnerships at December 31, 2001 and the Company's 2001 share of income or loss from each are detailed as follows:

                                                Equity                     Total    Company's    Company's
                    Company's             ------------------                Net      Share of    Share of
                    Percentage Total               Company's  Company's    Income   Net Income   Deprecia-
Community           Ownership  Assets      Total    Share     Investment   (Loss)   (Loss) (1)     tion
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




                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                Equity                     Total    Company's    Company's
                    Company's             ------------------                Net      Share of    Share of
                    Percentage Total               Company's  Company's    Income   Net Income   Deprecia-
Community           Ownership  Assets      Total    Share     Investment   (Loss)   (Loss) (1)     tion
---------           -------------------    -----   ---------  ----------   ------   ----------  ----------
 at Park Bridge        25%       24,089   23,951      5,988       6,043    1,860         465          173
 at Mill Creek         25%       25,623   25,421      6,355       6,617      397          99          130
 at Lost Mountain      75%       11,184      618        463         515      (14)        (68)         282
 on Spring Mill        20%
                    (Residual)   28,343   27,665      --          1,237    1,019         --         --
 at Prestonwood
   Hills               45%       17,561    5,643      2,555       2,550      221         144          227
 at Windward Park      45%       26,680    8,708      3,948       3,940      213         163          342
 at Summit Ridge       25%       27,947    7,754      1,938       1,669     (627)       (157)         236
 at Oak Bend           40%       24,862    5,487      2,195       2,195       95         182          280
 Midtown               45%       33,511   10,712      4,856       4,839      745         436          409
 on Frankford          45%       39,590   12,869      5,837       5,821      585         380          490
 at Peachtree City     20%       28,541   28,392      5,678       3,678    1,646         329          150
 at Kedron Village     20%       15,992      911        182         167      (89)        (18)           3
 at Scofield Ridge     45%       37,887   12,347      5,599       5,580     (109)         34          452
 at Breckinridge
    Point              45%       34,045   11,085      5,026       5,008      272         208          404
 at Cambridge
   Square              30%       27,986   22,767      6,830       7,146     (173)        (42)          22
 Towne Square          45%       33,905   10,910      4,946       4,892      231         185          397
 at Lowry Estates      50%       51,451   17,227      8,614       8,463     (276)        (33)         678
 at King's Harbor      25%       19,532   18,496      4,624       4,914     (414)       (104)          75
 at Milton Park        25%       15,252   12,245      3,061       2,862      --          --         --
 at Osprey Lake        69%       52,794   16,312     11,213      11,019     (279)       (128)         836
 at Seven Bridges      20%       18,108   13,626      2,680       3,345      --          --         --
 at Barrett Walk       25%        4,306    3,225        806         829      --          --         --
                             ----------  -------    -------     -------  -------      ------       ------
                              1,183,838  649,369    185,614     183,925   28,056       8,747       11,054
   Other, excluding
    gain on sale                    690      690        345         345      793(2)      614(2)       235
                             ----------  -------    -------     -------  -------      ------       ------
    Total                    $1,184,528  650,059    185,959     184,270   28,849       9,361       11,289
                             ==========  =======    =======     =======  =======      ======       ======

     (1)   The Operating Partnership received cash flow and recorded operating income of $2,280 in excess of its ownership percentages for the year ended December 31, 2001.  In addition, the Company received $1,796 in the form of a promoted interest from a sale of a co-investment community, which was recorded as other income.

     (2)   Excludes $24,040 gain on sale of a residential community and the Company's share of such gain of
           $9,603, which was reported as share of gain on sale of a residential community.

<table>                               AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Investments in partnerships at December 31, 2000 and the Company's 2000 share of income or loss from each are detailed as follows:

                                                 Equity                      Total     Company's  Company's
                       Company's           -------------------                Net       Share of  Share of
                       Percentage Total              Company's  Company's    Income   Net Income  Deprecia-
Community              Ownership  Assets     Total    Share     Investment   (Loss)   (Loss) (1)   tion
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




                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                 Equity                      Total     Company's  Company's
                       Company's           -------------------                Net       Share of  Share of
                       Percentage Total              Company's  Company's    Income   Net Income  Deprecia-
Community              Ownership  Assets     Total    Share     Investment   (Loss)   (Loss) (1)   tion
-----------            --------- --------    ------  ---------  ---------- --------   ----------  ---------
AMLI:
 at Wynnewood Farms       25%      18,187    17,626     4,407       4,449      181          47         111
 at Monterey Oaks         25%      29,910    28,366     7,092       7,186      623         156         148
 at St. Charles           25%      42,059    40,366    10,092      10,098    1,119         280         259
 at Park Bridge           25%      24,136    22,352     5,588       5,678      193          48          56
 at Mill Creek            25%      20,025    17,401     4,350       4,481     (169)        (42)          9
 at Lost Mountain         75%      10,695       931       699         800     (188)       (141)        125
 on Spring Mill           20%
                       (Residual)  29,253    28,576       --        1,270    1,411         --          --
 at Prestonwood
  Hills                   45%      18,015     5,935     2,688       2,681      156         117         216
 at Windward Park         45%      27,348     9,230     4,011       4,178      401         258         332
 at Summit Ridge          25%      27,714     7,538     1,884       1,665     (595)       (149)         79
 at Oak Bend              40%      25,621     5,968     2,387       2,319      183         100         264
 Midtown                  45%      34,229    11,303     5,306       5,105      486         313         375
 on Frankford             45%      40,526    13,693     6,213       6,196      325         211         260
 at Peachtree City        20%      29,212    29,108     5,822       3,770      902         180          80
 at Kedron Village        20%       5,393     1,000       200         153      --          --          --
 at Scofield Ridge        45%      38,682    13,205     5,991       5,971      288         175         166
 at Breckinridge
  Point                   45%      34,775    11,788     5,346       5,328      176         110         124
 at Cambridge Square      30%       6,654     5,759     1,728       1,718      --          --          --
 at Towne Square          45%      33,792    11,593     5,264       5,146      (27)        (12)         16
 at Lowry Estates         50%      52,374    18,123     9,061       8,907      (43)        (21)         41
 at King's Harbor         25%      12,217     9,888     2,472       2,383      --          --          --
 at Milton Park           25%       5,889     4,806     1,202         715      --          --          --
                               ----------   -------   -------     -------  -------     -------    --------
                                1,112,271   603,377   169,776     166,215   21,635       6,368       7,719
Other                                 720       707       354         354      741(2)      419(2)      252
                               ----------   -------   -------     -------  -------     -------    --------
  Total                        $1,112,991   604,084   170,130     166,569   22,376       6,787       7,971
                               ==========   =======   =======     =======  =======     =======    ========

-----------------

(1)  The Operating Partnership received cash flow and recorded operating income of $1,203 in excess of its ownership percentages for the year ended December 31, 2000.  In addition, the Company received $1,181 in the form of a promoted interest from a sale of a co-investment community.

(2)  Excludes $15,010 gain on sale of a residential community and the Company's share of such gain of $6,800, which was reported as share of gain on sale of a residential community.

                   AMLI RESIDENTIAL PROPERTIES TRUST

     INVESTMENTS IN THE SERVICE COMPANIES

     The accounts of the Service Company Subsidiaries were consolidated in the Company's Consolidated Balance Sheet at December 31, 2002 and the results of operations were reflected in the Company's Consolidated Statement of Operations for the years ended December 31, 2002, 2001 and 2000 using the equity method of accounting, and will be consolidated prospectively as of January 1, 2003. No dividends have been paid by the Service Company Subsidiaries for any of the three years ended December 31, 2002. Summarized combined financial information of the various Service Company Subsidiaries at December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                  December 31,
                                              -------------------
                                                2002        2001
                                              -------     -------

  Receivables from affiliates                 $11,532       9,136
  Land held for sale                           12,732       4,951
  Rental communities under development
    and held for sale (1)                       8,864         779
  Building and equipment, net of
    accumulated depreciation                    2,486       2,463
  Information technology costs,
    net of accumulated depreciation             8,329       8,384
  Investments and other assets                  8,831       9,132
                                              -------     -------
  Total assets                                $52,774      34,845
                                              =======     =======

  Due to the Company                                       17,311
  Bank debt                                                14,000
  Other                                                     5,733
                                                          -------
  Total liabilities                                        37,044
                                                          -------

  Total deficit                                           $(2,199)
                                                          =======


                                     Years Ended December 31,
                                ---------------------------------
                                  2002          2001        2000
                                --------      -------     -------

  Construction contract revenue $105,638       58,385     105,712
  Construction contract costs   (103,159)     (55,579)   (101,539)
                                --------      -------     -------
  Construction gross profit        2,479        2,806       4,173

  Property management fees        10,227        9,940       8,156
  Corporate homes' gross profit    4,613        4,690       3,981
  Gains on land sales                180          146       3,725
  Other income                     1,254        1,349       1,897
                                --------      -------     -------
  Total income                    18,753       18,931      21,932
                                --------      -------     -------

                   AMLI RESIDENTIAL PROPERTIES TRUST

                                     Years Ended December 31,
                                ---------------------------------
                                  2002          2001        2000
                                --------      -------     -------

  General and administrative:
    Construction                   2,216        1,669       2,345
    Property management            8,681        9,018       7,863
    Corporate homes                3,957        4,064       3,466
    Other                            395          623         828
                                --------      -------     -------
  Total general and
    administrative                15,249       15,374      14,502
                                --------      -------     -------
  EBITDA                           3,504        3,557       7,430

  Interest                        (1,886)      (2,182)     (4,275)
  Depreciation (2)                (2,877)      (2,802)     (2,115)
  Income taxes                       442          457        (405)
                                --------      -------     -------
  Net income (loss)             $   (817)        (970)        635
                                ========      =======     =======

    (1) In 2002, rental communities under development include a 480-unit development in Austin, Texas with total estimated costs of $33,425 and a 91-unit development north of Indianapolis which is estimated to cost $13,000. Completion costs of approximately $38,000 are to be funded from advances from the Company. These rental commun-ities are anticipated to be sold upon completion. Other assets include deferred income taxes of $1,605 and $1,222 as of December 31, 2002 and 2001, respectively.

    (2) Includes $668 in amortization of goodwill in 2001 and 2000. No amortization of goodwill was recorded in 2002 in accordance with SFAS 142.


     For 2001 and 2000, substantially all interest expense of the Service Company Subsidiaries resulted from direct borrowings from banks under the Company's line of credit (with interest at LIBOR + 1.05%) and from advances from the Company at floating rates based on the Company's line of credit borrowing rate. In December 2000, two notes payable totaling $27,000 were refinanced with direct borrowings from banks under the Company's line of credit, with interest at LIBOR + 1.05%. At December 31, 2001, the Service Company Subsidiaries had repaid $13,000 of their line of credit borrowings with advances from the Company, leaving a balance of $14,000, which is included in the Consolidated Balance Sheet at December 31, 2002. Amounts borrowed from the banks by the Service Company Subsidiaries are guaranteed by the Company for which it received a guaranty fee from the Service Company Subsidiaries totaling $140, $203 and $8 for the years ended December 31, 2002, 2001 and 2000, respectively. Interest and share of income from the Service Company Subsidiaries, as included in the accompanying Consolidated Statements of Operations, are reconciled below.

                   AMLI RESIDENTIAL PROPERTIES TRUST

                                       2002       2001      2000
                                     -------    -------    ------

   Intercompany interest expensed    $ 1,323        874     4,275
   Intercompany interest
     capitalized. . . . . . . . .       --           72       320
   Net income (loss). . . . . . .       (817)      (970)      635
   Intercompany eliminations and
     other owners' share. . . . .       (208)       (93)     (208)
                                     -------   --------  --------
   Interest and share of income
     from the Service Company
     Subsidiaries . . . . . . . .    $   298       (117)    5,022
                                     =======   ========  ========


4.  RELATED PARTY TRANSACTIONS

     During 2002, 2001 and 2000, the Company accrued or paid to the Service Company Subsidiaries and partnerships other costs and expenses as follows:

                                       2002       2001      2000
                                      ------     ------    ------

   Management fees (1). . . . . .     $3,366      3,159     2,822
   General contractor fees. . . .        308        209       186
   Interest expense . . . . . . .         12        273       545
   Landscaping and
     grounds maintenance. . . . .       --          439     2,060
                                      ======     ======    ======

     (1)  Includes discontinued operations.


     In addition, at December 31, 2001 the Company owed Amrescon $4,079 for construction costs of communities under development or rehab.

     During 2002, 2001 and 2000, the Company earned or received from partnerships and the Service Company Subsidiaries other income as follows:

                                       2002       2001      2000
                                      ------     ------    ------

   Development fees . . . . . . .     $2,355      1,701     1,904
   Acquisition, disposition and
     financing fees . . . . . . .      1,043        464     1,544
   Asset management fees. . . . .        477        546       584
   Promoted interest and
     Other (1). . . . . . . . . .        110      1,796     1,181
   Interest on notes and
     advances to the
     Service Company
     Subsidiaries . . . . . . . .      1,323        946     4,595
   Interest on advances to
     other affiliates . . . . . .         72        285       281
                                      ======     ======     =====

----------------

   (1) The Company's share of net sales proceeds representing incentive compensation in the form of promoted interest in AMLI at Willowbrook and AMLI at Pleasant Hill in 2001 and 2000, respectively.

                   AMLI RESIDENTIAL PROPERTIES TRUST

     The Company leases apartment homes through ACH for short-term residents. Leases are at market rates. Rents and other charges are collected by ACH and are remitted to the Company on a periodic basis. During 2002, 2001 and 2000, total revenue of $1,920, $2,078 and $2,215, respectively, were generated from ACH leases.

     In September 2002, the Company entered into an agreement with an affiliate of one of the Company's Executive Vice Presidents to test and possibly implement a software application developed by this entity, in which the Company has no ownership interest. The Company's maximum commitment under this agreement is $300. The Company is entitled to share in any proceeds from the successful marketing and sale of this software application to third parties. It is unclear whether such right will result in any future payment to the Company. Through December 31, 2002 no income or loss has been recognized as a result of this agreement.

     An affiliate of an AMLI Trustee is the mortgage lender to AMLI Towne Square and AMLI at Lowry Estates. These partnerships paid the affiliate loan fees totaling $276 in 2000 relating to the origination of these loans.

     On October 8, 2002, an affiliate of the same AMLI Trustee invested with the Company in the development of AMLI Downtown in Austin. In October, the Company's new partner reimbursed AMLI for 70% of the costs incurred to date. AMLI fully funded its $6,000 share of the total $20,000 in equity, and its partner fully funded its $14,000 share. The remainder of the $50,920 in total development costs will be financed with a $30,920 construction loan from a bank.

     Because of a desire by the Company to continue to do business with affiliates of the AMLI Trustee mentioned in the two preceding paragraphs, without creating an appearance of conflict of interest, this AMLI Trustee resigned effective December 31, 2002.


                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

5.   DEBT

     The table below presents certain information relating to the indebtedness of the Company.

                                                          Balance                              Balance
                                                            at                                   at
                                             Original   December 31,   Interest    Maturity  December 31,
Encumbered Communities                        Amount        2002         Rate        Date        2001
----------------------                       --------   -----------   ----------   --------  -----------
BOND FINANCING:
                                                                      Tax-exempt
Unsecured (1)                                $ 40,750       40,750    rate+1.23%    10/1/24       40,750
                                                                      Tax-exempt
AMLI at Poplar Creek (1)                        9,500        9,500    rate+1.25%     2/1/24        9,500
                                             --------       ------                               -------
    Total bonds                                50,250       50,250                                50,250
                                             --------       ------                               -------

MORTGAGE NOTES PAYABLE TO FINANCIAL INSTITUTIONS:
AMLI at Riverbend                              31,000 (2)     --        7.30%        7/1/03       28,102
AMLI in Great Hills                            11,000 (2)     --        7.34%        7/1/03        9,977
AMLI at Nantucket                               7,735        7,186      7.70%        6/1/04        7,325
AMLI at Bishop's Gate                          15,380       13,925      7.25%(3)     8/1/05       14,230
AMLI at Regents Center                         20,100       18,795(11)  8.90%(4)     9/1/05       19,037
AMLI on the Green/AMLI of North Dallas (5)     43,234       38,772      7.79%        5/1/06       39,621
AMLI at Valley Ranch                           18,800       18,800      6.68%       5/10/07        9,688(6)
AMLI at Conner Farms                           14,900       14,900      6.68%       5/10/07       11,960(6)
AMLI at Clairmont                              12,880       12,396      6.95%       1/15/08       12,573
AMLI - various (7)(8)                         140,000      137,778      6.56%        7/1/11      139,369
AMLI at Park Creek                             10,322       10,127      7.88%       12/1/38       10,177
                                             --------      -------                              --------
    Total mortgage notes payable              325,351      272,679                               302,059
                                             --------      -------                              --------

OTHER NOTES PAYABLE:
Unsecured line of credit (8)(9)               200,000       92,000      L+1.05%    11/15/03       47,000
Other (10)                                      6,625        6,625     L+0.675%   on demand        --

                                             --------      -------                               -------
    Total other notes payable                 206,625       98,625                                47,000
                                             --------      -------                               -------
    Total                                    $582,226      421,554                               399,309
                                             ========      =======                               =======




                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(1)  The terms of these tax-exempt bonds require that a portion of the apartment homes be leased to individuals who qualify based on income levels specified by the U.S. Government.  The bonds bear interest at a variable rate that is adjusted weekly based upon the remarketing rate for these bonds (1.15% for AMLI at Spring Creek and AMLI at Poplar Creek at February 3, 2003).  The credit enhancement for the AMLI at Spring Creek bonds was provided by a $41,297 letter of credit from Wachovia Bank that expires on October 15, 2003 and the credit enhancement for the AMLI at Poplar Creek bonds was provided by a $9,617 letter of credit from LaSalle
     National Bank that expires December 18, 2003.

(2)  The Company exercised its option to prepay these loans without penalty on December 31, 2002.

(3)  This original $14,000 mortgage note bears interest at 9.1%.  For financial reporting purposes, this mortgage note was valued at $15,380 to reflect a 7.25% market rate of interest when assumed in connection with the acquisition of AMLI at Bishop's Gate on October 17, 1997.  The unamortized premium at December 31, 2002 was
     $515.

(4)  $13,800 at 8.73% and $6,300 at 9.23%.

(5)  These two communities secure the FNMA loan that was sold at a discount of $673.  At December 31, 2002, the unamortized discount was $224.

(6)  These loans were refinanced with the same lender on May 7, 2002.

(7)  This loan is secured by seven previously unencumbered communities (AMLI at Bent Tree, AMLI at Lantana Ridge,
     AMLI at StoneHollow, AMLI at Western Ridge, AMLI at Killian Creek, AMLI at Eagle Creek and AMLI at Gateway
     Park).  On December 20, 2002, AMLI at Western Ridge was sold.  In connection with the sale, AMLI obtained a release of the mortgage on AMLI at Western Ridge by substituting another Wholly-owned community, AMLI at the
     Medical Center.

(8)  The Company has used interest rate swaps on $55,000 of the outstanding amount to fix its base interest rate
     (before current lender's spread) at an average of 6.22%.  The Company paid the outstanding balance down in
     June 2001 by $140,000 from the proceeds of a ten-year mortgage loan secured by seven of its Wholly-owned communities.  Additionally, AMLI concurrently reduced the commitment amount under its current line of credit by $50,000 to $200,000.

(9)  The Company's unsecured line of credit has been provided by a group of eight banks led by Wachovia Bank,
     N.A. and Bank One, N.A.  In November 2000, the maturity date was extended to November 2003 with a one-year renewal option.  In addition, AMC and Amrescon were added as borrowers under this line of credit, and such borrowings by the Service Company Subsidiaries are guaranteed by the Company and count against the Company's total availability under this line of credit.  This unsecured line of credit requires that the Company meet various covenants typical of such an arrangement, including minimum net worth, minimum debt service coverage and maximum debt to equity percentage.  The unsecured line of credit is used for acquisition and development activities and working capital needs.  The Company anticipates putting a new three-year line of credit in place prior to the 2003 maturity of its existing line of credit.





                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(10) Starting in December 2002, AMLI has initiated a short-term investment program with several of its co-
     investment partnerships.  As a result, short-term cash balances are invested by each partnership with AMLI.
     The partnership withdraws funds from this investment account on an "as needed basis" to fund its disbursements, which could be daily.  The investment earns interest at a rate equal to AMLI's short-term borrowing rate under its unsecured line of credit, less 37.5 basis points for costs of administering the program (LIBOR + 0.675%).  This rate, 2.11375% at December 31, 2002, will be reset each calendar quarter based on AMLI's actual borrowing rate as of the first day of the calendar month immediately prior to the start of the calendar quarter.

(11) This loan provides for partial recourse to the partners of the Operating Partnership.




                   AMLI RESIDENTIAL PROPERTIES TRUST

     As of December 31, 2002, the scheduled maturities of the Company's debt are as follows:
                         Fixed Rate
                          Mortgage                Notes
                        Notes Payable Unsecured  Payable
               Bond     to Financial    Lines    to Joint
            Financings  Institutions  of Credit  Ventures    Total
            ----------  ------------- ---------  --------   -------

2003. . . . . $ --             3,596    92,000     6,625    102,221
2004. . . . .   --            10,745     --        --        10,745
2005. . . . .   --            35,021     --        --        35,021
2006. . . . .   --            38,502     --        --        38,502
2007. . . . .   --            35,642     --        --        35,642
Thereafter. .  50,250        149,173     --        --       199,423
              -------        -------   -------   -------    -------
     Total. . $50,250        272,679    92,000     6,625    421,554
              =======        =======   =======   =======    =======

     The Company has considered the existing interest rates on its long-term debt and interest rates, payment terms and maturities available to the Company as of December 31, 2002, for these types of loans, and estimates that the fair value of its long-term debt exceeds the carrying value by $11,601 at December 31, 2002.


6.  INCOME TAXES

     The Company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to Federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. In 2001, the Company distributed more than 100% of its taxable income. In 2002, the Company distributed 100% of its taxable income, composed of $1.92 per share from the current year and $0.17 per share representing the portion of the 2003 distribution designated as a throwback dividend to 2002. Accordingly, no provision has been made for Federal income taxes for the Company. Dividends paid in 2002 and 2001 were fully taxable.

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

     The following table shows a reconciliation of generally accepted accounting principles ("GAAP") net income and taxable income:

                   AMLI RESIDENTIAL PROPERTIES TRUST

    RECONCILIATION BETWEEN GAAP NET INCOME AND REIT TAXABLE INCOME
    --------------------------------------------------------------

                                      2002       2001      2000
                                    --------   --------  --------

GAAP net income . . . . . . . . .   $ 40,355     45,746    76,533
Less GAAP (net income) loss of
  TRS included above. . . . . . .        817        970      (635)
                                    --------   --------  --------
GAAP net income from REIT opera-
  tions (1) . . . . . . . . . . .     41,172     46,716    75,898
Plus GAAP depreciation and
  amortization. . . . . . . . . .     22,058     21,831    19,992
Less tax depreciation and
  amortization. . . . . . . . . .    (27,288)   (27,532)  (23,715)
GAAP/tax differences on gains/
  losses from capital transactions    16,546     (8,295)  (34,419)
Other GAAP/tax differences, net .     (8,826)    (1,713)      772
                                    --------   --------  --------

Taxable income before adjustments     43,662     31,007    38,528
Less capital gains. . . . . . . .    (28,623)   (13,100)  (15,761)
                                    --------   --------  --------
Taxable ordinary income subject
  to 90% dividend requirement . .   $ 15,039     17,907    22,767
                                    ========   ========  ========

Minimum required distribution to
  maintain REIT status. . . . . .   $ 13,535     16,116    20,490
Less dividends paid deduction . .    (15,039)   (22,286)  (22,767)
                                    --------   --------  --------
Dividends paid in excess of
  minimum required. . . . . . . .   $ (1,504)    (6,170)   (2,277)
                                    ========   ========  ========

   (1) All adjustments to "GAAP net income from REIT operations" are net of amounts attributable to minority interest and TRS.


RECONCILIATION BETWEEN CASH DIVIDENDS PAID AND DIVIDENDS PAID DEDUCTION
-----------------------------------------------------------------------

                                      2002       2001      2000
                                    --------   --------  --------

Cash dividends paid . . . . . . .   $ 41,941     40,245    39,357
Less dividends designated to
  prior years . . . . . . . . . .       --       (4,859)   (5,688)
Plus dividends designated from
  following year. . . . . . . . .      1,721      --        4,859
Less portion designated capital
  gain distributions. . . . . . .    (28,623)   (13,100)  (15,761)
                                    --------   --------  --------
Dividends paid deduction. . . . .   $ 15,039     22,286    22,767
                                    ========   ========  ========

                   AMLI RESIDENTIAL PROPERTIES TRUST

                  CHARACTERIZATION OF DISTRIBUTIONS
                  ---------------------------------

                            2002           2001         2000
                       -------------  ------------- -------------
                         Per            Per           Per
                        Share    %     Share    %    Share    %
                        -----  -----   -----  -----  -----  -----
   Ordinary income. . . $0.61    32%   $1.27    67%  $1.13    60%
   Capital gains. . . .  0.94    49%    0.44    23%   0.61    33%
   Unrecaptured
     Sec. 1250 gain . .  0.37    19%    0.18    10%   0.12     7%
                        -----  -----   -----  -----  -----  -----
       Total. . . . . . $1.92   100%   $1.89   100%  $1.86   100%
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


8.  SHAREHOLDERS' EQUITY

     During 2001, a total of 569,988 OP Units were issued to third parties as partial consideration for the acquisition of certain communities and a land parcel. No OP units were issued to third parties in 2002 and 2000. A total of 45,593, 139,330 and 333,778 OP Units were converted to common shares during 2002, 2001 and 2000, respectively.

     During 2002, 2001 and 2000, a total of 11,691, 12,434 and 11,421 new common shares, respectively, were issued pursuant to the Company's Executive Share Purchase Plan (see note 9).

     On January 30, 1996, the Company issued 1,200,000 Series A Preferred shares at $20 per share. Through December 31, 2002, 1,100,000 of the Series A Preferred shares had been converted to common shares on a share-for-share basis. After January 25, 2001, the Company may redeem the Series A Preferred shares at its option for cash or common shares. The

                   AMLI RESIDENTIAL PROPERTIES TRUST

Company may redeem the Series A Preferred shares for common shares only when the price of the common shares equals or exceeds the approximate $20 per share conversion price for 20 of the 30 days preceding the date of redemption notice.

     On November 2, 1998, the Company's Board of Trustees adopted a shareholder rights plan. In connection with the adoption of the rights plan, the Board declared a dividend distribution of one right for each common share outstanding on November 13, 1998, and created a series of preferred shares, consisting of 150,000 shares, designated the Series C Junior Participating Preferred Shares (the "Series C Preferred Shares"). The rights will not become exercisable unless someone acquires 15% or more of the Company's common shares or commences a tender offer for 15% or more of the common shares. Once exercisable, each right would entitle the holder, other than holders who caused the rights to become exercisable, to purchase one one-thousandth of a Series C Preferred Share. Each Series C Preferred Share, when and if issued, would entitle the holder to receive quarterly dividends on a cumulative basis, to exercise 1,000 votes per share on all matters submitted to shareholders, and to receive a preference in the event of a liquidation. Under certain circumstances, each right would also entitle the holder, other than holders who caused the rights to become exercisable, to purchase common shares of the Company or shares of an acquiring person at a 50% discount to the market price.

     In January 2001, the Board of Trustees authorized the purchase of up to 500,000 of the Company's common shares of beneficial interest. During 2001 and 2002, the Company repurchased 350,900 of its common shares pursuant to this authorization. In July 2002, the Company's Board of Trustees replaced the remaining 149,100 share authorization with a new 1,500,000 share authorization which was subsequently increased by 300,000 to 1,800,000 common shares. Of this 1,800,000 common shares authorized for repurchase, 1,336,000 were acquired in 2002. Total common shares repurchased in the open market pursuant to both authorizations were 1,466,500 at an average price of $21.45 per share during 2002 and 220,400 at an average share price of $22.12 during 2001. Through December 31, 2002, the Company has acquired 1,686,900 common shares at an average price of $21.54 per share.

     At December 31, 2002, the Company owned 20,720,250 OP Units, which were approximately 85% of the total 24,339,053 OP Units outstanding. At December 31, 2001, the Company owned 22,115,368 OP Units, which were approximately 86% of the total 25,779,764 OP Units outstanding.


9.  COMMITMENTS AND CONTINGENCIES

     LEASES OF OFFICE SPACE

     The Company shares office space with the Service Company Subsidiaries and with ARC at its Chicago headquarters. Amrescon and AMC share space at regional corporate offices in Atlanta, Dallas, Indianapolis and Kansas City. The Company is a party to these leases, which have terms expiring through the year 2008 and which provide for minimum rent and additional rent based on increases in operating expenses.

     The Company's share of lease payments for non-cancellable office leases (including amounts allocated to the Service Company Subsidiaries) was $1,148, $1,063 and $888 in 2002, 2001 and 2000, respectively. The
Company's estimated share of future minimum rent payments under all such operating leases is as follows:

                   AMLI RESIDENTIAL PROPERTIES TRUST

         2003 . . . . . . . . . . . . . . . . .    $1,090
         2004 . . . . . . . . . . . . . . . . .     1,096
         2005 . . . . . . . . . . . . . . . . .     1,053
         2006 . . . . . . . . . . . . . . . . .       714
         2007 . . . . . . . . . . . . . . . . .       709
         Thereafter . . . . . . . . . . . . . .       643
                                                   ------
             Total. . . . . . . . . . . . . . .    $5,305
                                                   ======

     RETIREMENT SAVINGS PLAN

     The AMLI Residential Properties Retirement Savings Plan (the "Retirement Plan") is a qualified plan under Section 401(k) of the Internal Revenue Code. The provisions of the Retirement Plan obligate the Company to contribute up to 50% of the amounts contributed to the Retirement Plan by its employees (such contribution not to exceed $1.0 per employee per year). Employees vest in Company contributions as follows:

     Less than three years' service . . . . . . . . .    0%
     Three or more years' service . . . . . . . . . .  100%
                                                       ===

     As of January 1, 1995, the Retirement Plan was amended to provide for an additional contribution by Participating Employers, as defined, equal to a percentage (0.0% for 2002 and 2001 and 2.5% for 2000) of each eligible employee's compensation. An employee is eligible when such employee has completed one year of service by, and is an employee as of December 31 of the year for which the contribution is made. Those additional contributions together with the Company's matching contributions are to be invested in open market purchases of the Company's common shares. Such contributions, by and on behalf of employees of the Company and its affiliates, were $294, $306 and $623 in 2002, 2001 and 2000, respectively, all of which were invested in Company shares.

     BONUS INCENTIVE COMPENSATION

     A bonus incentive compensation plan has been established for executive and key officers. This program awards a bonus to executive officers covered under the plan based on the achievement of specified targets and goals for the Company and the individual officer. The primary targets are the desired annual FFO per share and how the Company performs relative to its competitors. The amount of bonus will be based on a formula determined for each officer up to 100% of base compensation. No bonuses were paid pursuant to this compensation program for the four most senior officers for the years ended December 31, 2001 or 2000. As of December 31, 2002, the Company accrued $509 for 2002 bonuses payable in 2003 to the four most senior officers.

                   AMLI RESIDENTIAL PROPERTIES TRUST

     PERFORMANCE INCENTIVE PLAN

     In 1995, the Company established a Performance Incentive Plan (the "Incentive Plan") whereby executive and key officers and employees may receive OP Units or cash if a target growth in FFO is achieved for a period of five years (or as many as ten years if the target is not reached sooner) starting from the year the rights under this Incentive Plan are granted.
If the target growth in FFO is achieved, OP Units actually issued under this Incentive Plan will include both the original award plus additional OP Units based on assumed reinvestment of dividends from the date of the award to the date of issuance. Expense is recognized for financial reporting purposes over the five-year determination period for each year's award based upon the estimated value at December 31, 2002 of the OP Units to be issued. In 2002, 2001 and 2000, a total of $(67), $85 and $113, respectively, (net of payments and cancellations) was charged to expense by the Company and the Service Company Subsidiaries pursuant to this Incentive Plan. At December 31, 2002, there were 53,400 OP Units (net of cancellations and payments) that may be issued in conjunction with the Incentive Plan, as follows:

                                                    At December 31,
                                                      2002 After
                                       Original       Dividend
                                        Award        Reinvestment
                                       --------     ---------------
        January 1995 Award (1). . .      17,250          24,949
        January 1996 Award (1). . .      12,100          17,501
        February 1997 Award (1) . .      14,700          21,261
        December 1997 Award (2) . .      23,000          33,265
        November 1998 Award (2) . .      21,800          31,530
        November 1999 Award (3) . .       2,900           3,709
        October 2000 Award (3). . .       2,900           3,669
        October 2001 Award (3). . .       2,800           3,402
                                        -------         -------
            Total awards. . . . . .      97,450         139,286
                                        =======         =======

        Payments:

          January 1995 Awards . . .      17,250          24,949
          January 1996 Awards . . .      12,100          17,501
          January 1997 Awards . . .      14,700          21,261
                                        -------         -------
            Total payments. . . . .      44,050          63,711
                                        -------         -------
            Remaining awards. . . .      53,400          75,575
                                        =======         =======

(1) The Board of Trustees has determined that the FFO growth targets for each of the five-year periods ended December 31, 2001, 2000 and 1999, were achieved, and accordingly approved payment to individuals who had fully vested Incentive Plan awards. The value of the Company's shares at January 31, 2000 times the number of fully vested January 1995 awards totaled $573, and was paid in February 2000. The value of the Company's shares at January 31, 2001 times the number of fully vested 1996 awards totaled $386 and was paid in February 2001. The amount equal to the value of the Company's shares at January 31, 2002 times the number of fully vested January 1997 awards, which totaled $540, has been fully accrued by the Company and its Service Company Subsidiaries as of December 31, 2001 and was paid in February 2002.

(2) The FFO growth target for the five-year period ended December 31, 2002 was not achieved, nor does it appear likely that the FFO growth target for the five-year period ended December 31, 2003

                   AMLI RESIDENTIAL PROPERTIES TRUST
     will be achieved in 2003. Pursuant to the terms of the Incentive Plan, benefits will be paid out at such time, if any, during years six through ten following each award that the FFO growth target is met. The Company fully accrued for its likely liability under this Incentive Plan and will record future expense relating to this Incentive Plan based on future changes in the Company's common share value. At December 31, 2002, the Company's accrual for likely benefits to be paid pursuant to this Incentive Plan totals $1,430.

(3) In lieu of the October 2001, October 2000 and November 1999 awards, certain officers were awarded forgivable loans (see Shareholder Loans to Officers/ Trustees). No Incentive Plan awards have been made subsequent to the October 2001 Award.

     OPTION PLAN

     The Company has adopted the AMLI Residential Properties Trust Option Plan (the "Option Plan") to provide incentives to attract and retain Trustees, officers and key employees and the Service Company Subsidiaries' officers and employees. The Option Plan provides for such Trustees, officers and employees to purchase a specified number of common shares or OP Units ("Options"). Under the Option Plan, the total number of common shares available for grant and available to be issued upon exchange of OP Units issued under the Option Plan equals 3,450,000. Upon certain extraordinary events, the Executive Compensation Committee may make such adjustments in the aggregate number of common shares or OP Units reserved for issuance or the number of common shares or OP Units covered by outstanding awards as they determine to be appropriate.

     On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." Pursuant to its provisions, the Company may either record additional compensation expense each year based on the fair value of the Options granted in that year, or, as the Company has elected under APB No. 25, record no such additional compensation costs in its Consolidated Financial Statements and disclose the pro forma effects as if SFAS No. 123 had been applied. Had the Company determined compensation cost based upon the fair value at the grant date for these Options under SFAS No. 123, the charge against the Company's net income would have been $377, $359 and $245 for the years ended December 31, 2002, 2001 and 2000, respectively, (including $79 and $18 that were expensed in 2001 and 2000, respectively) or approximately $0.01 per share in each of these years. In accordance with the new rules regarding Options awarded to the Company's employees, the Company will commence reporting the value of such Options as a charge against earnings for Options awarded subsequent to January 1, 2002. The Company awarded a total of 412,750 Options to employees on December 30, 2002 and will record the associated $318, less any amount capitalized, in expense ratably over the five years ended December 31, 2007.

     Pro forma net income, including option expense, and earnings per share would have been as follows:
                                     Years Ended December 31,
                              ------------------------------------
                                 2002          2001         2000
                               --------      --------     --------
Net income, as reported:
  Net income. . . . . . . .    $ 40,355        45,746       76,533
  Net income attributable
    to Preferred shares . .      (7,989)       (6,955)      (7,057)
                               --------      --------     --------
  Net income attributable
    to Common shares. . . .    $ 32,366        38,791       69,476
                               ========      ========     ========

                   AMLI RESIDENTIAL PROPERTIES TRUST

                                     Years Ended December 31,
                              ------------------------------------
                                 2002          2001         2000
                               --------      --------     --------
Pro forma net income
  - Basic . . . . . . . . .    $ 31,989        38,511       69,250
                               ========      ========     ========
Pro forma net income
  - Diluted . . . . . . . .    $ 31,989        45,467       76,306
                               ========      ========     ========

Earnings per share:
  Basic - as reported . . .    $   1.83      $   2.18     $   4.00
  Basic - pro forma . . . .    $   1.80      $   2.16     $   3.98

  Diluted - as reported . .    $   1.80      $   2.12     $   3.59
  Diluted - pro forma . . .    $   1.79      $   2.12     $   3.60

     FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" became effective July 1, 2000 and requires that additional compensation expense be recorded related to options issued, in 1999 and subsequent years, to employees of the Service Company Subsidiaries. The Company's share of net income from the Service Company Subsidiaries includes a $0, $79 and $18 after-tax charge (net of Amrescon's capitalized amounts) recorded for the years ended December 31, 2002, 2001 and 2000, respectively, as a result of implementing this interpretation.
As of December 30, 2002, all option holders that are employees of the Service Company Subsidiaries are now included in the Consolidated Financial Statements, and there will be no expense recorded in future years under FASB Interpretation No. 44.

     At December 31, 2002, the Trustees who are not members of management held 51,925 vested Options, and there were 962,667 vested Options held by employees at a weighted average exercise price of $21.50 per share.
Through December 31, 2002, 79,333 Options have been exercised and none have expired.

     At December 31, 2002, Options have been issued for all but 436,243 of the 3,450,000 shares reserved for issuance under the Option Plan. The per share weighted average fair value of Options granted during 2002, 2001 and 2000 was $0.77, $1.06 and $1.59, respectively, on the date of the grant using the Black Scholes Option-pricing model with the following weighted average assumptions: 2002 - expected dividend yield of 8.17%, risk free interest rate of 2.40%, expected life of four years and expected volatility rate of 17.42%; 2001 - expected dividend yield of 7.65%, risk-free interest rate of 3.52%, expected life of four years and expected volatility rate of 17.38%; and 2000 - expected dividend yield of 7.69%, risk-free interest rate of 5.83%, expected life of five years and expected volatility rate of 16.73%. The Options granted under this plan have a contractual term of ten years, except that the Options granted in 1995 (all of which were exercised during 2001) have a contractual term of seven years.

     Stock Option activity for employees during the years ended
December 31, 2002, 2001 and 2000 is as follows:

                   AMLI RESIDENTIAL PROPERTIES TRUST

                                                         Weighted
                                                         Average
                                        Number of        Exercise
                                         Shares           Price
                                        ---------       ---------

    Balance at December 31, 1999        1,578,000         $21.26

Granted                                   634,250          23.16
Cancelled                                 (39,583)         20.72
Exercised                                  (8,167)         20.57
                                        ---------         ------
    Balance at December 31, 2000        2,164,500          21.79

Granted                                   397,750          23.06
Cancelled                                 (13,000)         21.80
Exercised                                 (59,500)         18.82
                                        ---------         ------
    Balance at December 31, 2001        2,489,750          22.10

Granted                                   412,750          21.23
Cancelled                                 (10,001)         22.52
Exercised                                 (10,000)         20.39
                                        ---------         ------
    Balance at December 31, 2002        2,882,499         $21.95
                                        =========         ======

     At December 31, 2002, the range of exercise prices was $20.06 - $23.50 and the weighted average remaining contractual life of the outstanding Options was 6.5 years.

     EXECUTIVE SHARE PURCHASE PLAN

     At their 1996 Annual Meeting, the Company's shareholders approved the AMLI Residential Properties Trust Executive Share Purchase Plan (the "Purchase Plan"). Individuals eligible to participate in the Purchase Plan include the Co-CEOs and 31 members of management (who may in any one year acquire newly-issued common shares having a value as of the acquisition date of up to the lower of $100 or 50% of their annual base compensation).

     The common shares may be acquired at 85% of their then current value. The 15% discount is taxable income to the participants and expense for the Company's financial reporting purposes in the year in which the common shares are issued. Until July 2002, the participants were able to elect to receive financing for up to 80% of their acquisition cost.

     During 2002, 2001 and 2000, Plan Participants acquired a total of 11,691, 12,434 and 11,421 common shares, respectively, pursuant to the Purchase Plan. Related shareholder loans ($169 in 2002, $181 in 2001 and $169 in 2000) bear interest at rates ranging from 6.40% to 8.23% and are fully repayable over a ten-year term. At December 31, 2002 and 2001, the outstanding balances of these loans were $348 and $290, respectively, and are included in the accompanying Consolidated Balance Sheets as a reduction of Shareholders' Equity. Total expense recorded in 2002, 2001 and 2000 for the 15% discount, including the Service Company Subsidiaries' share, was $42, $42 and $37, respectively.

                   AMLI RESIDENTIAL PROPERTIES TRUST

     SHAREHOLDER LOANS TO OFFICERS/TRUSTEES

     Prior to 2002, the Board of Trustees approved recourse loans to the four Officers/Trustees and nine other officers to enable them to acquire in the open market approximately 442,794 of the Company's common shares of beneficial interest. These loans bear interest at rates ranging from 3.91% to 6.23% and have terms of nine years. In July 2002 and November 2001 several senior officers refinanced their Senior Officer Loans with a commercial bank and repaid the Company. At December 31, 2002 and 2001, the balances of these loans totaled $3,699 and $7,677, respectively, and are included in the accompanying Consolidated Balance Sheets as a reduction of Shareholders' Equity.

     During 1999, the Board of Trustees approved a new loan program ("New Loan Program") for certain officers as a substitute for the Incentive Plan.

During 2001 and 2000, the Company loaned $920 and $881 to certain officers to purchase 36,805 and 39,876 Company's shares in the open market, respectively. The loans bear interest rates ranging from 3.91% to 6.06%. Interest only is payable during the five-year loan term. The New Loan Program provides for forgiveness of each loan over a five-year period, starting in the third year of the loan and this forgiven amount is a taxable compensation to the employee. The Company expenses the loan amount over the five-year loan term using the straight-line method and includes such amount in personnel expense. In January 2002, 10% of the loans made in 1999, or $109, was forgiven. At December 31, 2002 and 2001, the balances of these loans totaled $2,781 and $2,890, respectively, and are included in the accompanying Consolidated Balance Sheets as reductions of Shareholders' Equity.

     The Company has made no new loans to shareholders subsequent to February 2002, nor will it make any such loans in future years.

     PURCHASE OBLIGATION

     The limited partnership agreement of AMLI on Timberglen, L.P. provides for the redemption (at an amount determined by formula) by the partnership of the limited partner's entire interest, in the limited partner's sole discretion, at any time after December 16, 2003 or at any time that there is a designated event of default on related indebtedness of the partner-ship, which event of default remains uncured and unwaived to the time of notice of redemption election. The redemption amount may be paid in cash or Company common shares of beneficial interest, or any combination thereof, in the sole discretion of the Company. The Company is of the opinion that the fair value of this property is substantially in excess of the price which would be the basis for determining the redemption price and that the fair value of this purchase obligation is nominal.

     LETTERS OF CREDIT AND GUARANTEES

     At December 31, 2002, the Company is contingently liable with respect to $8,202 in bank letters of credit issued to secure commitments made in the ordinary course of business by the Company and its co-investment partnerships, and with respect to its guaranty of $4,000 of the construction loan for AMLI at Seven Bridges community. Of these amounts, the Company anticipates that its contingent liabilities under all but approximately $4,000 of the bank letters of credit and under the $4,000 construction loan guarantee will expire later in 2003 as criteria are achieved and the construction loan is repaid (see note 5).

                   AMLI RESIDENTIAL PROPERTIES TRUST

     LEGAL ACTIONS

     The Company is a party to several legal actions which arose in the normal course of business. In the opinion of management, there will be no adverse consequences from these actions that would be material to the Company's financial position or results of operations.


10.  SUBSEQUENT EVENTS

     As of December 31, 2002, the limited partner in AMLI at Verandah, L.P. notified AMLI of its intention to redeem its entire interests in that venture. On February 4, 2003, the Company paid $4,602 to the partner for its 65% partnership interest, net of $1,672 for Federal income tax withholding, so that as of January 1, 2003, the Company owns 100% of this community. As of January 1, 2003, the Company will include this community's financial position and results of operations in its Consolidated Financial Statements.

     On January 30, 2003, the $8,943 balance of the AMLI at Willeo Creek loan was prepaid without any penalty. The repayment was funded from a short-term mortgage loan from the Company. The Company's loan to the venture owning AMLI at Willeo Creek provides for interest only at LIBOR plus 2.5% and matures on October 31, 2003. The Company anticipates repayment of this mortgage note on or prior to October 31, 2003 from proceeds of the sale of this partnership's community.


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

     The accounting policies for the segments are the same as those described in note 2.

                   AMLI RESIDENTIAL PROPERTIES TRUST

     The revenue, net operating income, FFO, assets, investments in partnerships and total expenditures for property additions for the Company's reportable segment for the years ended December 31, 2002, 2001 and 2000 are summarized as follows:

                                      2002       2001         2000
                                   ---------- ----------   ----------

Multifamily segment revenue
  (excluding discontinued
  operations) (1) . . . . . . . .  $  272,600    272,150      234,850
Reconciling items:
  Reduce co-investment revenue
    to Company's share (2). . . .    (159,245)  (156,260)    (120,227)
  Interest income and share of
    income (loss) from the
    Service Companies . . . . . .         298       (117)       5,022
  Other interest income . . . . .         778      1,579        1,835
  Other revenue . . . . . . . . .       3,985      4,507        5,213
                                   ---------- ----------   ----------
Consolidated revenue. . . . . . .  $  118,416    121,859      126,693
                                   ========== ==========   ==========

Multifamily segment net operating
 income (1) . . . . . . . . . . .  $  162,806    166,123      143,952

Reconciling items to FFO:
  Reduce co-investment net
   operating income to Company's
   share (3). . . . . . . . . . .     (80,586)   (80,775)     (62,736)
  Interest income and share of
    income (loss) from the
    Service Companies . . . . . .         298        298        5,437
  Other interest income . . . . .         778      1,579        1,835
  Other revenue . . . . . . . . .       3,985      4,507        5,213
  Discontinued operations -
    net operating income. . . . .       3,703      4,940        3,043
  General and administrative
    expenses. . . . . . . . . . .      (5,129)    (5,232)      (3,756)
  Provision for loss on land
    held for development or sale.        (550)    (2,086)       --
  Interest expense and loan cost
    amortization. . . . . . . . .     (25,207)   (26,212)     (25,129)
                                   ---------- ----------   ----------
Consolidated FFO before minority
  interest. . . . . . . . . . . .      60,098     63,142       67,859

Reconciling items to net income:
  Depreciation - Wholly-owned
    communities (including
    discontinued operations). . .     (21,246)   (21,080)     (19,558)
  Depreciation - share of
    Co-investment communities . .     (12,011)   (11,289)      (7,971)
  Share of the Service Company's
    goodwill amortization . . . .       --          (415)        (415)
  Gains on sales of rental
    communities . . . . . . . . .       1,283     23,296       50,180
  Gains on dispositions of
    rental communities held
    for sale. . . . . . . . . . .      18,906      --           --
                                   ---------- ----------   ----------

                   AMLI RESIDENTIAL PROPERTIES TRUST

                                      2002       2001         2000
                                   ---------- ----------   ----------

Income before minority interest .      47,030     53,654       90,095
Minority interest (including
  discontinued operations). . . .       6,675      7,908       13,562
                                   ---------- ----------   ----------
Net income. . . . . . . . . . . .  $   40,355     45,746       76,533
                                   ========== ==========   ==========

Segment assets (1) (4). . . . . .  $2,055,910  1,935,423    1,803,134

Reconciling items:
  Subsequent capital expenditures
   (1). . . . . . . . . . . . . .     115,708    110,777       92,621
  Reduce Co-investment communi-
    ties to Company's share (5) .  (1,205,820)(1,059,516)    (980,841)
  Accumulated depreciation. . . .    (120,268)  (107,139)     (94,590)
  Service Companies' assets . . .      52,774      --           --
  Other assets (6). . . . . . . .      22,550     39,457       45,667
                                   ---------- ----------   ----------
Total assets. . . . . . . . . . .  $  920,854    919,002      865,991
                                   ========== ==========   ==========

Investments in partnerships . . .  $  197,517    184,270      166,569
                                   ========== ==========   ==========
Total expenditures for property
 additions (1). . . . . . . . . .  $   88,556    141,940      438,736
                                   ========== ==========   ==========
----------

(1) Represents all communities in which the Company has an ownership interest.

(2) Represents amount required to reduce Co-investment communities' revenue to the Company's share of net income from partnerships.

(3) Represents amount required to reduce Co-investment communities' net operating income to the Company's share of net operating income from partnerships.

(4) Represents original acquisition costs of communities in which the Company has an ownership interest.

(5) Represents amount required to reduce Co-investment communities' assets to the Company's investments in partnerships.

(6) Non-segment assets consist primarily of cash and cash equivalents, deferred expenses, security deposits and other assets. In 2001 and 2000, includes notes receivable from and advances to the Service Companies.


     The Company does not derive any of its consolidated revenue from foreign countries and does not have any major customers that individually account for 10% or more of the Company's consolidated revenue.


                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


12.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                   Year Ended December 31, 2002
                                                              --------------------------------------
                                                                 First     Second     Third   Fourth
                                                                -------    ------     -----   ------

Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .   $29,272    30,254    29,483   29,407
Net income from continuing operations
  before minority interest. . . . . . . . . . . . . . . . . .     6,661     7,381     5,949    5,153
Net income from discontinued operations,
  net of minority interest. . . . . . . . . . . . . . . . . .       778       823    12,377    4,159
Minority interest . . . . . . . . . . . . . . . . . . . . . .       779       913       674      560
Net income attributable to common shares. . . . . . . . . . .     4,578     5,345    15,672    6,771
                                                                =======    ======    ======   ======

Net income per common share - basic:
  From continuing operations. . . . . . . . . . . . . . . . .   $  0.21      0.27      0.20     0.15
  From discontinued operations. . . . . . . . . . . . . . . .      0.05      0.03      0.68     0.25
                                                                -------    ------    ------   ------
    Net income. . . . . . . . . . . . . . . . . . . . . . . .   $  0.26      0.30      0.88     0.40
                                                                =======    ======    ======   ======

Net income per common share - diluted:
  From continuing operations. . . . . . . . . . . . . . . . .   $  0.21      0.26      0.20     0.15
  From discontinued operations. . . . . . . . . . . . . . . .      0.05      0.03      0.67     0.25
                                                                -------    ------    ------   ------
    Net income. . . . . . . . . . . . . . . . . . . . . . . .   $  0.26      0.29      0.87     0.40
                                                                =======    ======    ======   ======





                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                   Year Ended December 31, 2001
                                                              --------------------------------------
                                                                 First     Second     Third   Fourth
                                                                -------    ------     -----   ------

Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .   $29,302    30,386    32,187   29,984
Net income from continuing operations
  before minority interest. . . . . . . . . . . . . . . . . .     6,434    15,929    21,933    5,762
Net income from discontinued operations,
  net of minority interest. . . . . . . . . . . . . . . . . .       762       733       753      749
Minority interest . . . . . . . . . . . . . . . . . . . . . .       791     2,436     3,443      639
Net income attributable to common shares. . . . . . . . . . .     4,772    12,592    17,611    3,816
                                                                =======    ======    ======   ======

Net income per common share - basic:
  From continuing operations. . . . . . . . . . . . . . . . .   $  0.23      0.68      0.96     0.17
  From discontinued operations. . . . . . . . . . . . . . . .      0.04      0.03      0.03     0.04
                                                                -------    ------    ------   ------
    Net income. . . . . . . . . . . . . . . . . . . . . . . .   $  0.27      0.71      0.99     0.21
                                                                =======    ======    ======   ======

Net income per common share - diluted:
  From continuing operations. . . . . . . . . . . . . . . . .   $  0.23      0.64      0.87     0.17
  From discontinued operations. . . . . . . . . . . . . . . .      0.04      0.03      0.02     0.04
                                                                -------    ------    ------   ------
    Net income. . . . . . . . . . . . . . . . . . . . . . . .   $  0.27      0.67      0.89     0.21
                                                                =======    ======    ======   ======





                                                                                             SCHEDULE III
                                       AMLI RESIDENTIAL PROPERTIES TRUST

                             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                               DECEMBER 31, 2002
                                            (Dollars in thousands)

                                                                                   Gross Amount at Which
                                           Initial Costs (A)                  Carried at Close of Period (B)
                               ---------------------------------------  -------------------------------------
                                                            Costs
                      Related                 Buildings   Capitalized                 Buildings
                      Encum-                    and      Subsequent to                  and
Communities          brances(C)     Land     Improvements Acquisition        Land    Improvements      Total
-----------          ----------  ---------   -------------------------    ---------- ------------   ----------
Dallas/Ft. Worth TX
AMLI:
 at Bent Tree . . . . .$ 25,587     4,469         25,953        2,599         4,472       28,549       33,021
 at Bishop's Gate . . . 13,925      3,659         20,708          208         3,616       20,959       24,575
 at Chase Oaks. . . . .  --         1,003          9,513          782         1,003       10,295       11,298
 on the Green . . . . . 10,810      1,693         17,007          957         1,693       17,964       19,657
 at Nantucket . . . . .  7,186      1,931          6,817          802         1,931        7,619        9,550
 of North Dallas. . . . 27,962      7,278         37,204        6,367         7,278       43,571       50,849
 at Valley Ranch. . . . 18,800      3,139         16,199        4,602         3,139       20,801       23,940
 at Stonebridge Ranch .  --         2,575         14,591          181         2,575       14,772       17,347
 at Shadow Ridge. . . .  --         2,704         15,294          217         2,707       15,508       18,215
 Upper West Side. . . .  --         2,038         11,549           94         2,038       11,643       13,681
 7th Street Station . .  --         2,060         11,673           15         2,060       11,688       13,748
                       -------     ------        -------       ------        ------      -------      -------
Subtotal - Dallas/
  Ft. Worth, TX . . . .104,270     32,549        186,508       16,824        32,512      203,369      235,881
                       -------     ------        -------       ------        ------      -------      -------
Austin, TX
AMLI:
 in Great Hills . . . .  --         3,228         14,304        1,501         3,228       15,805       19,033
 at Lantana Ridge . . . 19,978      3,582         20,299          509         3,585       20,805       24,390
 at StoneHollow . . . . 31,492      5,539         31,391        1,240         5,539       32,631       38,170
                       -------     ------        -------       ------        ------      -------      -------
Subtotal - Austin, TX . 51,470     12,349         65,994        3,250        12,352       69,241       81,593
                       -------     ------        -------       ------        ------      -------      -------
Houston, TX
AMLI:
  at the Medical Center 14,270      4,087         23,160          166         4,088       23,325       27,413
                       -------     ------        -------       ------        ------      -------      -------
Subtotal - Houston, TX. 14,270      4,087         23,160          166         4,088       23,325       27,413
                       -------     ------        -------       ------        ------      -------      -------

                                                                                  SCHEDULE III - CONTINUED

                                       AMLI RESIDENTIAL PROPERTIES TRUST

                             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION


                                                  Date       Depreciable
                             Accumulated        Completed/      Lives
Communities                  Depreciation        Acquired       Years
-----------                  ------------       ----------   -----------
Dallas/Ft. Worth TX

AMLI:
 at Bent Tree . . . . . .          4,139        10/97-12/00  5 - 40 years
 at Bishop's Gate . . . .          3,463           10/17/97  5 - 40 years
 at Chase Oaks. . . . . .          2,785             6/2/94  5 - 40 years
 on the Green . . . . . .          4,873            2/16/94  5 - 40 years
 at Nantucket . . . . . .          3,428           12/16/88  5 - 40 years
 of North Dallas. . . . .         11,644          7/89-7/90  5 - 40 years
 at Valley Ranch. . . . .          5,338            5/25/90  5 - 40 years
 at Stonebridge Ranch . .            714            6/11/01  5 - 40 years
 at Shadow Ridge. . . . .            640            8/31/01  5 - 40 years
 Upper West Side. . . . .            224             5/1/02  5 - 40 years
 7th Street Station . . .             68           10/17/02  5 - 40 years
                                  ------
  Subtotal - Dallas/
    Ft. Worth, TX . . . .         37,316
                                  ------
Austin, TX
AMLI:
 in Great Hills . . . . .          4,048            1/18/91  5 - 40 years
 at Lantana Ridge . . . .          3,454            9/30/97  5 - 40 years
 at StoneHollow . . . . .          3,048             2/3/00  5 - 40 years
                                  ------
  Subtotal -
    Austin, TX. . . . . .         10,550
                                  ------
Houston, TX
AMLI:
 at the Medical Center. .            990             8/7/01  5 - 40 years
                                  ------
  Subtotal -
    Houston, TX . . . . .            990
                                  ------


                                                                                  SCHEDULE III - CONTINUED
                                       AMLI RESIDENTIAL PROPERTIES TRUST

                             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
<caption>                                                                          Gross Amount at Which
                                               Initial Costs (A)              Carried at Close of Period (B)
                                    --------------------------------------  ----------------------------------
                                                                Costs
                          Related                Buildings    Capitalized               Buildings
                          Encum-                   and       Subsequent to                and
Communities              brances(C)     Land    Improvements  Acquisition      Land    Improvements    Total
-----------              ----------  ---------  ------------ -------------  ---------- ------------ ----------
Atlanta, GA
AMLI:
 at Spring Creek. . . . .    --         8,579        45,971         7,057       8,579       53,028     61,607
 at Vinings . . . . . . .    --         2,405        17,595         1,722       2,406       19,316     21,722
 at West Paces. . . . . .    --         2,160        20,595         1,145       2,160       21,740     23,900
 at Killian Creek . . . .   12,892      2,046        13,677           385       2,046       14,062     16,108
 at Clairmont . . . . . .   12,396      2,791        15,640         1,073       2,791       16,713     19,504
 at Park Creek. . . . . .   10,127      1,207        10,052           171       1,208       10,222     11,430
 at Towne Creek . . . . .    --           916         6,368           318         916        6,686      7,602
                           -------     ------       -------        ------      ------      -------    -------
Subtotal - Atlanta, GA. .   35,415     20,104       129,898        11,871      20,106      141,767    161,873
                           -------     ------       -------        ------      ------      -------    -------
Kansas City, KS
AMLI:
 at Regents Center. . . .   18,795      2,260        22,397         1,157       2,265       23,549     25,814
 at Town Center . . . . .    --         1,231        11,837           573       1,350       12,291     13,641
 at Lexington Farms . . .    --         4,776        27,060           391       4,776       27,451     32,227
 at Centennial Park . . .    --         2,445        13,855           614       2,447       14,467     16,914
                           -------     ------       -------        ------      ------      -------    -------
Subtotal - Kansas City, KS  18,795     10,712        75,149         2,735      10,838       77,758     88,596
                           -------     ------       -------        ------      ------      -------    -------
Indianapolis, IN
AMLI:
 at Riverbend . . . . . .    --         5,184        33,209         9,105       5,184       42,314     47,498
 at Conner Farms. . . . .   14,900      3,262        18,484           621       3,262       19,105     22,367
 at Eagle Creek . . . . .   11,022      2,477        14,038           158       2,478       14,195     16,673
                           -------     ------       -------        ------      ------      -------    -------
Subtotal - Indianapolis, IN 25,922     10,923        65,731         9,884      10,924       75,614     86,538
                           -------     ------       -------        ------      ------      -------    -------

                                                                                  SCHEDULE III - CONTINUED
                                       AMLI RESIDENTIAL PROPERTIES TRUST

                             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION


                                                  Date       Depreciable
                             Accumulated       Completed/       Lives
Communities                  Depreciation       Acquired        Years
-----------                  ------------      ----------    -----------
Atlanta, GA
AMLI:
 at Spring Creek. . . . . .       21,262       5/85 - 5/89   5 - 40 years
 at Vinings . . . . . . . .        4,417           6/19/92   5 - 40 years
 at West Paces. . . . . . .        5,332          11/15/93   5 - 40 years
 at Killian Creek . . . . .        2,009           3/13/97   5 - 40 years
 at Clairmont . . . . . . .        2,705           1/21/98   5 - 40 years
 at Park Creek. . . . . . .        1,762           7/31/98   5 - 40 years
 at Towne Creek . . . . . .          626            2/7/00   5 - 40 years
                                 -------
  Subtotal - Atlanta, GA. .       38,113
                                 -------
Kansas City, KS
AMLI:
 at Regents Center. . . . .        5,815       10/94-12/96   5 - 40 years
 at Town Center . . . . . .        2,482          12/22/97   5 - 40 years
 at Lexington Farms . . . .        3,579          10/27/98   5 - 40 years
 at Centennial Park . . . .        1,935          12/28/98   5 - 40 years
                                 -------
  Subtotal - Kansas City, KS      13,811
                                 -------
Indianapolis, IN
AMLI:
 at Riverbend . . . . . . .       10,681          12/12/92   5 - 40 years
 at Conner Farms. . . . . .        3,106          12/22/97   5 - 40 years
 at Eagle Creek . . . . . .        1,840          12/27/98   5 - 40 years
                                 -------
Subtotal - Indianapolis, IN       15,627
                                 -------


                                                                                  SCHEDULE III - CONTINUED
                                       AMLI RESIDENTIAL PROPERTIES TRUST

                             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                                 Gross Amount at Which
                                             Initial Costs (A)                Carried at Close of Period (B)
                                    --------------------------------------  ----------------------------------
                                                                Costs
                          Related                Buildings    Capitalized               Buildings
                          Encum-                   and       Subsequent to                and
Communities              brances(C)     Land    Improvements  Acquisition      Land    Improvements    Total
-----------              ----------  ---------  ------------ -------------  ---------- ------------ ----------
Chicago, IL
AMLI:
 at Poplar Creek. . . . .    9,500      1,878        10,643         1,037       1,885       11,673     13,558
                           -------     ------       -------        ------      ------      -------    -------
Subtotal - Chicago, IL. .    9,500      1,878        10,643         1,037       1,885       11,673     13,558
                           -------     ------       -------        ------      ------      -------    -------

Denver, CO
AMLI:
 at Gateway Park. . . . .   22,537      4,967        28,144           261       4,967       28,405     33,372
                           -------     ------       -------        ------      ------      -------    -------
Subtotal - Denver, CO       22,537      4,967        28,144           261       4,967       28,405     33,372
                           -------     ------       -------        ------      ------      -------    -------

   Total communities. . .  282,179     97,569       585,227        46,028      97,672      631,152    728,824

Other . . . . . . . . . .    --            28           248            80          28          328        356
                           -------     ------       -------        ------      ------      -------    -------
   Total stabilized
     communities. . . . .  282,179     97,597       585,475        46,108      97,700      631,480    729,180
                           =======     ======       =======        ======      ======      =======    =======











                                                                                  SCHEDULE III - CONTINUED
                                       AMLI RESIDENTIAL PROPERTIES TRUST

                             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION


                                                    Date     Depreciable
                             Accumulated         Completed/     Lives
Communities                  Depreciation         Acquired      Years
-----------                  ------------       ----------   -----------
Chicago, IL
AMLI:
 at Poplar Creek. . . . .          1,887           12/18/97  5 - 40 years
                                 -------
Subtotal - Chicago, IL. .          1,887
                                 -------

Denver, CO
AMLI:
 at Gateway Park. . . . .          1,709            1/29/01  5 - 40 years
                                 -------
Subtotal - Denver, CO . .          1,709
                                 -------

   Total communities. . .        120,003

Other . . . . . . . . . .            135
                                 -------
   Total stabilized
     communities. . . . .        120,138
                                 =======






                                                                                  SCHEDULE III - CONTINUED
                                       AMLI RESIDENTIAL PROPERTIES TRUST

                             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                                 Gross Amount at Which
                                        Initial Costs (A)                     Carried at Close of Period (B)
                              ----------------------------------------      ----------------------------------
                                                            Costs
                      Related                 Buildings   Capitalized                 Buildings
                      Encum-                    and      Subsequent to                  and
Communities          brances(C)     Land     Improvements Acquisition        Land    Improvements      Total
-----------          ----------  ---------   -------------------------    ---------- ------------   ----------
Land parcels
 and other
AMLI:
 at Mesa Ridge (d). .    --         3,070          --             841       2,403          1,508        3,911
 at Champions II (d).    --         2,343          --          (1,244)      1,379           (280)       1,099
 at Anderson Mill
   (d). . . . . . . .    --         3,744          --             534       3,323            955        4,278
 at Westwood Ridge. .    --         2,807          --           1,108       2,861          1,054        3,915
 at Lexington II. . .    --           500          --             455         653            302          955
 at Carmel Center
   City . . . . . . .    --         4,000          --          20,943       4,197         20,746       24,943
                      --------   --------       --------     --------    --------       --------     --------
  Total land parcels
    and other . . . .    --        16,464          --          22,637      14,816         24,285       39,101
                      --------   --------       --------     --------    --------       --------     --------
  Total . . . . . . . $282,179    114,061        585,475       68,745     112,516        655,765      768,281
                      ========   ========       ========     ========    ========       ========     ========



                                                                                  SCHEDULE III - CONTINUED
                                       AMLI RESIDENTIAL PROPERTIES TRUST

                             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                  Date       Depreciable
                             Accumulated       Completed/       Lives
Properties                   Depreciation       Acquired        Years
----------                   ------------      -----------   -----------
Land parcels
 and other
AMLI:
 at Mesa Ridge (d). . . .          --             12/23/96
 at Champions II (d). . .          --              12/1/98
 at Anderson Mill (d) . .          --               7/8/99
 at Westwood Ridge. . . .          --               9/9/99
 at Lexington II. . . . .          --             10/18/00
 at Carmel Center City. .            130          11/20/00   5 - 40 years
                                --------
  Total land parcels
    and other . . . . . .            130
                                --------
  Total . . . . . . . . .       $120,268
                                ========

Notes:

        (A)  The initial costs represent the original development costs or original purchase price of the communities to the Company, including closing costs.
        (B)  The aggregate cost of real estate owned at December 31, 2002 for Federal income tax purposes was $711,260.
        (C)  Amounts disclosed exclude current accrued interest and debt not secured by the communities.
        (D)  Land costs are net of an allowance for loss totaling $1,580.

                                                                                  SCHEDULE III - CONTINUED

                                       AMLI RESIDENTIAL PROPERTIES TRUST

                             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION



        (E)   Reconciliation of real estate owned:
                                                               2002                2001                2000
                                                             --------            --------            --------

     Balance at beginning of period . . . . . . . . .        $802,414             748,345             729,325
     Additions during period. . . . . . . . . . . . .          52,196             117,763             118,012
     Contributions to Joint Venture . . . . . . . . .         (14,323)             (6,738)            (43,314)
     Sales of communities . . . . . . . . . . . . . .         (47,930)            (54,629)            (55,678)
     Sales of land parcels. . . . . . . . . . . . . .         (22,179)              --                  --
     Other. . . . . . . . . . . . . . . . . . . . . .          (1,897)             (2,327)              --
                                                             --------            --------            --------
                                                             $768,281             802,414             748,345
                                                             ========            ========            ========

        (F)  Reconciliation of accumulated depreciation:

     Balance at beginning of period . . . . . . . . .        $107,139              94,590              90,441
     Additions during period (including discontinued
       operations). . . . . . . . . . . . . . . . . .          21,246              21,080              19,558
     Sales of communities . . . . . . . . . . . . . .          (8,117)             (8,531)            (15,409)
                                                             --------            --------            --------
     Balance at end of period . . . . . . . . . . . .        $120,268             107,139              94,590
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




                               PART III

ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is hereby incorporated by reference to the materials appearing in the Company's Proxy Statement for the annual meeting of shareholders to be held on April 28, 2003 (the "Proxy Statement"), under the captions "Election of Trustees," "Management - Trustees and Executive Officers" and "Section 16(A) Beneficial Ownership Reporting Compliance."



ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is hereby incorporated by reference to the materials appearing in the Proxy Statement under the captions "Election of Trustees" and "Executive Compensation."



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     The information required by this item is hereby incorporated by reference to the materials appearing in the Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Table."



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is hereby incorporated by reference to the materials appearing in the Proxy Statement under the caption "Certain Relationships and Related Transactions."


ITEM 14.  CONTROLS AND PROCEDURES

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

                                PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    (a)  The following documents are filed as part of this report:

         (1)  Independent Auditors' Report. . . . . . . . . . .   71
              Consolidated Balance Sheets, December 31, 2002
                and 2001. . . . . . . . . . . . . . . . . . . .   72
              Consolidated Statements of Operations,
                years ended December 31, 2002, 2001 and 2000. .   74
              Consolidated Statements of Shareholders' Equity,
                years ended December 31, 2002, 2001 and 2000. .   77
              Consolidated Statements of Cash Flows,
                years ended December 31, 2002, 2001 and 2000. .   80
              Notes to Consolidated Financial Statements. . . .   83

         (2)  Financial Statement Schedule and Independent Auditors'
Report

              Title                                         Schedule

              Consolidated Real Estate and
              Accumulated Depreciation. . . . . . . . . . .      III

              The independent auditors' report with respect to the financial statement schedule is on page 71.

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

              10.4 Non-Competition Agreement between the Registrant and Amli Realty Co. (Incorporated by reference to exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

              10.5 Non-Competition Agreement between the Registrant and Gregory T. Mutz (Incorporated by reference to exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

              10.6 Non-Competition Agreement between the Registrant and John E. Allen (Incorporated by reference to exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

              10.7 Non-Competition Agreement between the Registrant and Allan J. Sweet (Incorporated by reference to exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

              10.8 Management Agreement between AMLI Residential Properties, L.P. and Amli Management Company (Incorporated by reference to exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

              10.9 Performance Incentive Plan (Incorporated by reference to exhibit 10 to the Registrant's
                      Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

              10.10 Amli Residential Properties Trust Option Plan (Incorporated by reference to exhibit 10.8 to the Registration Statement No. 33-71566).

              10.10(a)First Amendment to AMLI Residential Properties
                      Option Plan (Incorporated by reference to exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

              10.10(b)Second Amendment to AMLI Residential Properties
                      Option Plan (Incorporated by reference to exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

              10.10(c)Third Amendment to AMLI Residential Properties
                      Option Plan (incorporated by reference to the Registrant's Definitive Proxy Statement for the Registrant's 2000 Annual Meeting of Shareholders as filed with the SEC).

              10.10(d)Fourth Amendment to AMLI Residential Properties
                      Option Plan (Incorporated by reference to exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

              10.11 AMLI Residential Properties Trust Executive Share Purchase Plan (Incorporated by reference to exhibit 10.1 to the Registration Statement
                      No. 333-8813).

              10.11(a)AMLI Residential Properties 2002 Senior Officer
                      Share Acquisition Plan (incorporated by reference to exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
                      2002).

              10.11(b)AMLI Residential Properties 2002 Trustee Share
                      Compensation Plan (incorporated by reference to exhibit 10.12(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
                      2002).

              10.12 Registration Rights Agreement dated March 9, 1998 between AMLI Residential Properties Trust and Security Capital Preferred Growth Incorporated (Incorporated by reference to exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

              10.13 Employment Agreement between the Registrant and Gregory T. Mutz (Incorporated by reference to exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

              10.14 Employment Agreement between the Registrant and John E. Allen (Incorporated by reference to exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

              10.15 Employment Agreement between the Registrant and Allan J. Sweet (Incorporated by reference to exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

              10.16 Employment Agreement between the Registrant and Philip N. Tague (Incorporated by reference to exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

              10.17 Employment Agreement between the Registrant and Robert S. Aisner (Incorporated by reference to exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

              10.18 Employment Agreement between the Registrant and Robert J. Chapman (Incorporated by reference to exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

              10.19   $250,000,000 (expandible to $300,000,000) Credit
                      Agreement dated as of November 15, 2000 among AMLI Residential Properties, L.P., AMLI Management Company, AMLI Residential Construction LLC, the banks listed herein, Wachovia Bank, N.A., as Administrative Agent and Bank One, N.A., as Syndication Agent and PNC Bank, National Association as Documentation Agent and Harris Trust and Savings Bank, as Senior Managing Agent and Commerzbank AG, New York Branch, as Managing Agent and Wachovia Securities, Inc. and Banc One Capital Markets, Inc., as Co-Lead Arrangers and Joint Book Managers (Incorporated by reference to the exhibit
                      10.22 to the Registrant's Annual Report on
                      Form 10-K for the year ended December 31, 2000).

              10.20   Registration Rights Agreement between AMLI
                      Residential Properties Trust and The Equitable Life Assurance Society of the United States
                      (Incorporated by reference to exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

              21.1    Subsidiaries of the Registrant.

              23.1    Consent of KPMG LLP.

              99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              99.2    Financial and Operating Data furnished to
                      Shareholders and Analysts.

    (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended December 31, 2002.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMLI RESIDENTIAL PROPERTIES TRUST

Date:  March 20, 2003         By:   /S/ ALLAN J. SWEET
                                    Allan J. Sweet
                                    President and Trustee


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  March 20, 2003         By:   /S/ GREGORY T. MUTZ
                                    Gregory T. Mutz
                                    Chairman of the Board of Trustees

Date:  March 20, 2003         By:   /S/ JOHN E. ALLEN
                                    John E. Allen
                                    Vice-Chairman of the Board
                                    of Trustees

Date:  March 20, 2003         By:   /S/ ALLAN J. SWEET
                                    Allan J. Sweet
                                    President and Trustee

Date:  March 20, 2003         By:   /S/ PHILIP N. TAGUE
                                    Philip N. Tague
                                    Executive Vice President and Trustee

Date:  March 20, 2003         By:   /S/ LAURA D. GATES
                                    Laura D. Gates
                                    Trustee

Date:  March 20, 2003         By:   /S/ MARC S. HEILWEIL
                                    Marc S. Heilweil
                                    Trustee

Date:  March 20, 2003         By:   /S/ STEPHEN G. MCCONAHEY
                                    Stephen G. McConahey
                                    Trustee

Date:  March 20, 2003         By:   /S/ ADAM S. METZ
                                    Adam S. Metz
                                    Trustee

Date:  March 20, 2003         By:   /S/ JOHN G. SCHREIBER
                                    John G. Schreiber
                                    Trustee

Date:  March 20, 2003         By:   /S/ ROBERT J. CHAPMAN
                                    Robert J. Chapman
                                    Chief Financial Officer

Date:  March 20, 2003         By:   /S/ CHARLES C. KRAFT
                                    Charles C. Kraft
                                    Principal Accounting Officer

                            CERTIFICATIONS


I, Allan J. Sweet certify that:

1.   I have reviewed this annual report on Form 10-K of AMLI
     Residential Properties Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
           Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:March 20, 2003               /s/  ALLAN J. SWEET
                                  ------------------------
                                  Allan J. Sweet
                                  President and Trustee

                            CERTIFICATIONS


I, Philip N. Tague, certify that:

1.   I have reviewed this annual report on Form 10-K of AMLI
     Residential Properties Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
           Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:March 20, 2003               /s/  PHILIP N. TAGUE
                                  ------------------------
                                  Philip N. Tague
                                  Executive Vice President
                                  and Trustee

                            CERTIFICATIONS


I, Robert S. Chapman, certify that:

1.   I have reviewed this annual report on Form 10-K of AMLI
     Residential Properties Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
           Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:March 20, 2003               /s/  ROBERT J. CHAPMAN
                                  ---------------------------
                                  Robert J. Chapman
                                  Principal Financial Officer

                           INDEX TO EXHIBITS


EXHIBIT NO.           DOCUMENT DESCRIPTION
-----------           --------------------

21.1                  Subsidiaries of the Registrant

23.1                  Consent of KPMG LLP

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2                  Financial and Operating Data furnished to
                      Shareholders and Analysts