Form 10-Q
period 2003-03-31
AMLI RESIDENTIAL PROPERTIES TRUST
filed 2003-05-14
CIK 914724

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.   20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



             For the Quarterly Period Ended March 31, 2003



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


The number of the Registrant's Common Shares of Beneficial Interest outstanding was 16,830,500 as of April 28, 2003

                                 INDEX



PART I  FINANCIAL INFORMATION


Item 1.    Financial Statements

           Independent Accountants' Review Report . . . . . .     3

           Consolidated Balance Sheets as of
             March 31, 2003 (Unaudited) and
             December 31, 2002 (Audited). . . . . . . . . . .     4

           Consolidated Statements of Operations
             for the three months ended
             March 31, 2003 and 2002 (Unaudited). . . . . . .     6

           Consolidated Statement of Shareholders'
             Equity for the three months ended
             March 31, 2003 (Unaudited) . . . . . . . . . . .     8

           Consolidated Statements of Cash Flows
             for the three months ended
             March 31, 2003 and 2002, (Unaudited) . . . . . .    10

           Notes to Consolidated Financial Statements
             (Unaudited). . . . . . . . . . . . . . . . . . .    12


Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations. .    32


Item 3.    Quantitative and Qualitative Disclosures
             About Market Risk. . . . . . . . . . . . . . . .    56


Item 4.    Controls and Procedures. . . . . . . . . . . . . .    56




PART II  OTHER INFORMATION

Item 5.    Exhibits and Reports on Form 8-K . . . . . . . . .    62



SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .    63



CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . . .    64

                INDEPENDENT ACCOUNTANTS' REVIEW REPORT
                --------------------------------------



Shareholders and Board of Trustees
AMLI Residential Properties Trust:


We have reviewed the accompanying consolidated balance sheet of AMLI Residential Properties Trust (the "Company") as of March 31, 2003, and the related consolidated statements of operations for the three month periods ended March 31, 2003 and 2002, the related consolidated statement of shareholders' equity for the three month period ended March 31, 2003, and the consolidated statements of cash flows for the three month periods ended March 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of AMLI Residential Properties Trust as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 3, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






                                        KPMG LLP

Chicago, Illinois
April 28, 2003

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                   AMLI RESIDENTIAL PROPERTIES TRUST

                      CONSOLIDATED BALANCE SHEETS

                 MARCH 31, 2003 AND DECEMBER 31, 2002

               (Dollars in thousands, except share data)



                                          MARCH 31,     DECEMBER 31,
                                           2003            2002
                                         (UNAUDITED)     (AUDITED)
                                         -----------    ------------

ASSETS:
Rental communities:
  Land. . . . . . . . . . . . . . .         $100,966          97,700
  Depreciable property. . . . . . .          653,002         631,480
                                            --------      ----------
                                             753,968         729,180
  Less accumulated depreciation . .         (125,786)       (120,268)
                                            --------      ----------
                                             628,182         608,912

Land held for development or sale,
  net of provision for loss of
  $1,580. . . . . . . . . . . . . .           14,248          14,158

Rental communities under
  development . . . . . . . . . . .           26,692          24,943

Investments in partnerships . . . .          193,356         197,517

Cash and cash equivalents . . . . .            2,860           2,422
Deferred financing costs, net . . .            3,876           3,962
Service Companies' assets . . . . .           58,080          52,774
Other assets. . . . . . . . . . . .           23,399          16,166
                                            --------        --------
          Total assets                      $950,693         920,854
                                            ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Debt (note 6) . . . . . . . . . . .         $457,950         421,554
Distributions in excess of
  investments in and earnings from
  partnerships. . . . . . . . . . .            5,822           4,806
Accrued interest payable. . . . . .            1,781           1,670
Accrued real estate taxes payable .            6,715          12,430
Construction costs payable. . . . .            9,865           3,652
Security deposits and prepaid rents            2,946           3,058
Other liabilities . . . . . . . . .           10,861          12,581
                                            --------        --------
          Total liabilities . . . .          495,940         459,751
                                            --------        --------

                   AMLI RESIDENTIAL PROPERTIES TRUST

                 MARCH 31, 2003 AND DECEMBER 31, 2002
               (Dollars in thousands, except share data)



                                          MARCH 31,     DECEMBER 31,
                                           2003            2002
                                         (UNAUDITED)     (AUDITED)
                                         -----------    ------------

Commitments and contingencies (note 11)

Mandatorily redeemable convertible
  preferred shares with an aggregate
  liquidation preference of $96,933
  and $96,949, respectively . . . .           93,247          93,247

Minority interest . . . . . . . . .           63,198          65,728


SHAREHOLDERS' EQUITY:
Series A Cumulative Convertible
  Preferred shares of beneficial
  interest, $0.01 par value,
  1,500,000 authorized, 1,200,000
  issued and 100,000 outstanding,
  (aggregate liquidation preference
  of $2,019). . . . . . . . . . . .                1               1

Shares of beneficial interest,
  $0.01 par value, 145,375,000
  authorized, 16,787,100 and
  16,695,250 common shares issued
  and outstanding, respectively . .              168             167

Additional paid-in capital. . . . .          325,721         324,139

Employees' and Trustees' notes. . .           (6,440)         (6,828)

Accumulated other comprehensive
  loss. . . . . . . . . . . . . . .           (2,786)         (3,283)

Dividends paid in excess of
  earnings. . . . . . . . . . . . .          (18,356)        (12,068)
                                            --------        --------
        Total shareholders'
          equity. . . . . . . . . .          298,308         302,128
                                            --------        --------
        Total liabilities and
          shareholders' equity. . .         $950,693         920,854
                                            ========        ========













     See accompanying notes to consolidated financial statements.

                   AMLI RESIDENTIAL PROPERTIES TRUST

                 CONSOLIDATED STATEMENTS OF OPERATIONS

              THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                              (UNAUDITED)
               (Dollars in thousands, except share data)


                                                 2003        2002
                                               --------    --------
RENTAL OPERATIONS
  Community revenue:
    Rental. . . . . . . . . . . . . . . . .    $ 25,397      24,974
    Other . . . . . . . . . . . . . . . . .       1,686       1,548
                                               --------    --------
                                                 27,083      26,522

  Income from partnerships. . . . . . . . .       1,457       2,029
                                               --------    --------
                                                 28,540      28,551
                                               --------    --------

  Community operating expenses:
    Rental. . . . . . . . . . . . . . . . .      11,321      10,085
    Interest and amortization of deferred
      costs . . . . . . . . . . . . . . . .       6,492       5,946
    Depreciation. . . . . . . . . . . . . .       5,518       5,040
                                               --------    --------
                                                 23,331      21,071
                                               --------    --------

  Income from rental operations . . . . . .       5,209       7,480
                                               --------    --------

SERVICE COMPANIES' OPERATIONS (see note 1)
  Revenue . . . . . . . . . . . . . . . . .      22,153       --
  Expenses. . . . . . . . . . . . . . . . .      22,195       --
  Interest and share of loss from the
    Service Companies . . . . . . . . . . .       --           (230)
                                               --------    --------
    Loss from the Service Companies'
      operations. . . . . . . . . . . . . .         (42)       (230)
                                               --------    --------

OTHER INCOME
  Co-investment fee income. . . . . . . . .         456         587
  Other income. . . . . . . . . . . . . . .         196         364
                                               --------    --------
                                                    652         951
                                               --------    --------

General and administrative. . . . . . . . .       1,740       1,540
                                               --------    --------

Income from continuing operations
  before minority interest. . . . . . . . .       4,079       6,661
Minority interest . . . . . . . . . . . . .         371         779
                                               --------    --------
Income from continuing operations,
  net of minority interest. . . . . . . . .       3,708       5,882
Income from discontinued operations,
  net of minority interest. . . . . . . . .       --            778
                                               --------    --------

                   AMLI RESIDENTIAL PROPERTIES TRUST

              THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                              (UNAUDITED)
               (Dollars in thousands, except share data)


                                                 2003        2002
                                               --------    --------

Net income. . . . . . . . . . . . . . . . .       3,708       6,660
Net income attributable to
  preferred shares. . . . . . . . . . . . .       1,981       2,082
                                               --------    --------
Net income attributable to
  common shares . . . . . . . . . . . . . .    $  1,727       4,578
                                               ========    ========

Income per common share - basic:
  From continuing operations. . . . . . . .    $   0.10        0.21
  From discontinued operations. . . . . . .       --           0.05
                                               --------    --------
  Net income. . . . . . . . . . . . . . . .    $   0.10        0.26
                                               ========    ========

Income per common share - diluted:
  From continuing operations. . . . . . . .    $   0.10        0.21
  From discontinued operations. . . . . . .       --           0.05
                                               --------    --------
  Net income. . . . . . . . . . . . . . . .    $   0.10        0.26
                                               ========    ========

Dividends declared and paid per
  common share. . . . . . . . . . . . . . .    $   0.48        0.48
                                               ========    ========






























     See accompanying notes to consolidated financial statements.

                                        AMLI RESIDENTIAL PROPERTIES TRUST

                                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                        THREE MONTHS ENDED MARCH 31, 2003

                                                   (UNAUDITED)
                                             (Dollars in thousands)


                                 SHARES OF
                            BENEFICIAL INTEREST                   EMPLOYEES'  ACCUMULATED  DIVIDENDS
                       ------------------------------  ADDITIONAL    AND        OTHER       PAID IN
                        PREFERRED    COMMON             PAID-IN    TRUSTEES'  COMPREHEN-   EXCESS OF
                         SHARES      SHARES    AMOUNT   CAPITAL     NOTES     SIVE LOSS    EARNINGS     TOTAL
                        ---------  ----------  ------  ---------  ----------  ----------  -----------  -------

Balance at
  December 31, 2002 . .   100,000  16,695,250   $ 168    324,139     (6,828)      (3,283)    (12,068)  302,128
                                                                                                       -------

Comprehensive income:
  Net income. . . . . .     --          --        --       --         --           --          3,708     3,708
  Preferred share
    dividends paid. . .     --          --        --       --         --           --         (1,981)   (1,981)
  Current period
    income on deriva-
    tive contracts. . .     --          --        --       --         --             497       --          497
                                                                                                       -------
Comprehensive income
  attributable to
  common shares . . . .                                                                                  2,224
                                                                                                       -------
Common share
  distributions . . . .     --          --        --       --         --           --         (8,015)   (8,015)





                                        AMLI RESIDENTIAL PROPERTIES TRUST

                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY - CONTINUED

                                        THREE MONTHS ENDED MARCH 31, 2003

                                                   (UNAUDITED)
                                             (Dollars in thousands)



                                 SHARES OF
                            BENEFICIAL INTEREST                   EMPLOYEES'  ACCUMULATED  DIVIDENDS
                       ------------------------------  ADDITIONAL    AND        OTHER       PAID IN
                        PREFERRED    COMMON             PAID-IN    TRUSTEES'  COMPREHEN-   EXCESS OF
                         SHARES      SHARES    AMOUNT   CAPITAL     NOTES     SIVE LOSS    EARNINGS     TOTAL
                        ---------  ----------  ------  ---------  ----------  ----------  -----------  -------
Shares issued in
  connection with:
    Executive Share
      Purchase Plan . .     --         19,466   --           393      --           --          --          393
    Units converted
      to shares . . . .     --         71,118       1      1,291      --           --          --        1,292
    Employees' and
      Trustees' notes,
      net of repay-
      ments . . . . . .     --          --        --       --           388        --          --          388
    Trustees' compen-
      sation. . . . . .     --          1,266     --          25      --           --          --           25
Reallocation of
  minority interest . .     --          --        --        (127)     --           --          --         (127)
                         --------  ----------    ----    -------    -------      -------     -------   -------

Balance at
  March 31, 2003. . . .   100,000  16,787,100    $169    325,721     (6,440)      (2,786)    (18,356)  298,308
                         ========  ==========    ====    =======    =======      =======     =======   =======












                          See accompanying notes to consolidated financial statements.

                   AMLI RESIDENTIAL PROPERTIES TRUST

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

              THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                              (UNAUDITED)
                        (Dollars in thousands)


                                                  2003       2002
                                                --------   --------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . .   $  3,708      6,660
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization . . . . . .      6,475      5,546
    Share of income from partnerships . . . .     (1,346)    (2,029)
    Cash distributions from partnerships -
      operating cash flow . . . . . . . . . .      4,526      3,927
    Loss from the Service Companies . . . . .      --           230
    Minority interest . . . . . . . . . . . .        371        938
    Other . . . . . . . . . . . . . . . . . .        (38)       (38)
  Changes in assets and liabilities:
    Increase in deferred costs. . . . . . . .         (6)      (346)
    Decrease in other assets. . . . . . . . .      4,860        322
    Decrease in accrued real estate taxes . .     (5,544)    (5,680)
    Increase (decrease) in accrued interest
      payable . . . . . . . . . . . . . . . .        111        (16)
    (Decrease) increase in tenant security
      deposits and prepaid rents. . . . . . .       (112)        57
    (Decrease) increase in other liabilities.     (1,363)       572
                                                --------    -------
        Net cash provided by
          operating activities. . . . . . . .     11,642     10,143
                                                --------    -------
Cash flows from investing activities:
  Investments in partnerships . . . . . . . .     (1,552)    (5,173)
  Distributions from partnerships -
    return of capital . . . . . . . . . . . .      2,386        988
  Distributions from partnerships -
    refinancing proceeds. . . . . . . . . . .      --           557
  Loan to a partnership . . . . . . . . . . .     (8,942)     --
  Repayments of advances to affiliates,
    net . . . . . . . . . . . . . . . . . . .        657      2,957
  Decrease (increase) in earnest money
    deposits. . . . . . . . . . . . . . . . .        392       (460)
  Acquisition communities . . . . . . . . . .     (6,337)     --
  Other capital expenditures. . . . . . . . .     (1,518)    (1,495)
  Communities under development, net of
    co-investors' share of costs. . . . . . .     (5,136)    (4,096)
  Decrease in other liabilities . . . . . . .       (650)      (915)
                                                --------    -------
        Net cash used in
          investing activities. . . . . . . .    (20,700)    (7,637)
                                                --------    -------

                   AMLI RESIDENTIAL PROPERTIES TRUST

              THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                              (UNAUDITED)
                        (Dollars in thousands)

                                                 2003        2002
                                               --------    --------
Cash flows from financing activities:
  Debt proceeds, net of financing costs . .      70,300      24,000
  Debt repayments . . . . . . . . . . . . .     (49,877)    (18,183)
  Proceeds from issuance of Executive
    Plan shares and collection of Employees'
    and Trustees' notes . . . . . . . . . .         806         488
  Distributions to partners . . . . . . . .      (1,737)     (1,759)
  Dividends paid. . . . . . . . . . . . . .      (9,996)    (10,527)
                                               --------     -------
        Net cash provided by (used in)
          financing activities. . . . . . .       9,496      (5,981)
                                               --------     -------
Net increase (decrease) in cash and
  cash equivalents. . . . . . . . . . . . .         438      (3,475)
Cash and cash equivalents
  at beginning of period. . . . . . . . . .       2,422       5,892
                                               --------     -------
Cash and cash equivalents
  at end of period. . . . . . . . . . . . .    $  2,860       2,417
                                               ========     =======

Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and other
    interest, net of amounts capitalized. .    $  6,185       5,778
                                               ========    ========
Supplemental disclosure of non-cash
 investing and financing activities:
  OP units converted to common shares . . .    $  1,292       --
  Mortgage debt, net of deferred financing,
    assumed in connection with the
    acquisition of a partner's ownership
    interest in a co-investment community .      15,946       --
  Elimination of investment in a
    partnership upon acquisition of a
    co-investor's interest that the Company
    did not already own resulting in a
    wholly-owned rental community . . . . .       1,571       --
  Acquisition of other assets and assumption
    of other liabilities in connection
    with the acquisition of a partner's
    ownership interest in a co-investment
    community:
      Real estate tax escrow. . . . . . . .         735       --
      Other assets. . . . . . . . . . . . .          80       --
      Accrued real estate taxes . . . . . .         728       --
      Accrued interest payable. . . . . . .         100       --
      Tenant security deposits and
        prepaid rents . . . . . . . . . . .         168       --
      Other liabilities . . . . . . . . . .         119       --
                                               ========    ========






     See accompanying notes to consolidated financial statements.

                   AMLI RESIDENTIAL PROPERTIES TRUST

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 2003 AND 2002

                              (Unaudited)
               (Dollars in thousands, except share data)


1.   ORGANIZATION AND BASIS OF PRESENTATION

     ORGANIZATION

     AMLI Residential Properties Trust ("AMLI" or the "Company") is a self-administered and self-managed real estate investment trust ("REIT") engaged in the acquisition, development, co-investment and management of upscale, institutional quality multifamily apartment communities in eight major metropolitan markets in the Southeast, Southwest, Midwest and Mountain regions of the United States.

     The Company is the sole general partner and owns 20,812,100 OP Units comprising an 85% majority interest in the Operating Partnership at March 31, 2003. The limited partners hold Operating Partnership units ("OP Units") which are convertible into shares of the Company on a one-for-one basis, subject to certain limitations. At March 31, 2003, there were 3,547,685 OP Units held by the limited partners.

     At March 31, 2003, AMLI owned or had interests in seventy-nine multi-family apartment communities comprised of 30,074 apartment homes. Seventy-three of these communities totaling 27,833 apartment homes were stabilized as of March 31, 2003 and six communities containing 2,241 apartment homes were under development or in lease-up at that date. In addition, the Service Companies own two communities containing 551 apartment homes currently being developed for sale.

     BASIS OF PRESENTATION

     The accompanying Consolidated Financial Statements are prepared using accounting principles generally accepted in the United States of America ("GAAP"), and include the accounts of the Company, the Operating Partnership, AMLI Management Company ("AMC") and AMLI Institutional Advisors, Inc. ("AIA"). Previously accounted for using the equity method of accounting, AMC and AIA have been consolidated subsidiaries since the Company acquired voting control of AMC and AIA effective December 31, 2002.

     AMC provides property management and leasing services, and its wholly-owned subsidiaries, AMLI Corporate Homes ("ACH"), AMLI Residential Construction LLC ("Amrescon") provide corporate home rental services and construction contracting and management services, respectively. AIA provides institutional advisory services. AMC, Amrescon and AIA collectively are referred as the Service Companies. These services are provided for the Company and its co-investment partnerships.

     In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the Company's financial position at March 31, 2003 and December 31, 2002 and the results of its operations and cash flows for the periods presented, have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31,

                   AMLI RESIDENTIAL PROPERTIES TRUST

     2002 Annual Report and in Form 10-K filed with the Securities and Exchange Commission. The results for the three months ended
     March 31, 2003 are not necessarily indicative of expected results for the entire year.

     The Company's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these financial statements in conformity with GAAP. Actual amounts realized or paid could differ from these estimates.

     All significant inter-entity balances and transactions have been eliminated in the consolidation.

     THE SERVICE COMPANIES

     Summarized combined financial information of the various Service Companies for the periods presented is as follows:

                                             March 31,  December 31,
                                               2003         2002
                                             ---------  ------------
     Receivables from co-investments. . .     $ 12,601       11,532
     Land held for sale . . . . . . . . .       12,780       12,732
     Rental communities under
        development and held for sale . .       11,736        8,864
     Building and equipment, net of
       accumulated depreciation . . . . .        2,405        2,486
     Information technology costs,
       net of accumulated depreciation. .        8,231        8,329
     Investments and other assets . . . .       10,327        8,831
                                              --------     --------
     Total assets . . . . . . . . . . . .     $ 58,080       52,774
                                              ========     ========


                                                 Three Months Ended
                                                  March 31, 2002
                                                 ------------------

     Construction contract revenue. . . .            $ 20,122
     Construction contract costs. . . . .             (19,489)
                                                     --------
     Construction gross profit. . . . . .                 633

     Property management fees . . . . . .               2,691
     Corporate homes' gross profit. . . .                 346
     Loss on land sales . . . . . . . . .                 (73)
     Other income . . . . . . . . . . . .                 122
                                                     --------
     Total income . . . . . . . . . . . .               3,719

     Total expenses . . . . . . . . . . .               4,157
                                                     --------
     Loss . . . . . . . . . . . . . . . .                (438)
     Intercompany interest expensed . . .                 265
     Intercompany eliminations and
       other owners' share. . . . . . . .                 (57)
                                                     --------
     Interest and share of loss from
       the Service Companies. . . . . . .            $   (230)
                                                     ========

                   AMLI RESIDENTIAL PROPERTIES TRUST

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DISCONTINUED OPERATIONS

     The Company reports in discontinued operations the operating results of wholly-owned communities sold or held for sale. There were no wholly-owned communities sold or held for sale during the three months ended March 31, 2003. Communities held for sale by co-investment partnerships accounted for using the equity method of accounting are not "discontinued operations" under the provisions of SFAS 144. Two rental communities were sold in 2002; condensed financial information of the results of operations for these communities for the three months ended March 31, 2002 is as follows.

     Rental income. . . . . . . . . . . . . . . . . .       $2,007
     Other income . . . . . . . . . . . . . . . . . .          116
                                                            ------
     Total community revenue. . . . . . . . . . . . .        2,123

     Community operating expenses . . . . . . . . . .          864
                                                            ------
     Net operating income . . . . . . . . . . . . . .        1,259

     Depreciation expense . . . . . . . . . . . . . .          322
                                                            ------
     Income from discontinued operations
       before minority interest . . . . . . . . . . .          937

     Minority interest. . . . . . . . . . . . . . . .          159
                                                            ------
     Income from discontinued operations. . . . . . .       $  778
                                                            ======

     GOODWILL

     As of March 31, 2003, $3,300 of goodwill, incurred upon completion of a 1997 acquisition, is included in the accounts of the Service Company's consolidated subsidiary. This amount had been amortized using the straight-line method over a five-year period through December 31, 2001. The remaining unamortized goodwill of $668 on the Service Company's books has been tested and no impairment existed as of March 31, 2003. In addition, as of December 31, 2002, the Company allocated $434 (of total $700 acquisition cost of the Service Company subsidiaries' controlling interests not already owned) to the cost of property management contracts, which the Company is amortizing over a five-year period.

     DERIVATIVES AND HEDGING FINANCIAL INSTRUMENTS

     In the normal course of business, the Company uses a variety of derivative financial instruments to reduce its exposure to changes in interest rates. The Company limits these risks by following established risk management policies and procedures. The Company does not enter into derivative contracts for trading or speculative purposes. Furthermore, the Company has a policy of only entering into contracts with major financial institutions based upon their credit rating and other factors.

                   AMLI RESIDENTIAL PROPERTIES TRUST

     All the Company's hedges are characterized as cash flow hedges and are thus reported at fair value in the Consolidated Balance Sheets. To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. The unrealized gains/losses in the fair value of these hedges are reported in the Consolidated Balance Sheet with a corresponding adjustment to either Accumulated other comprehensive income or earnings--depending on the type of hedging relationship. Gains and losses from cash flow hedges are reported in Accumulated other comprehensive income.

     The following table summarizes the notional amounts and approximate fair value of the Company's liability under existing interest rate swap contracts. The notional amounts at March 31, 2003 provide an indication of the extent of the Company's involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.

                                      Cumula-              Approxi-
                Fixed                  tive        Cash      mate
     Notional   Rate      Term of     Contract     Paid,   Liability
     Amount      (1)      Contract    Maturity      Net       (2)
     --------   ------    --------    --------    ------   ---------

     $15,000    6.405%     5 years    09/20/04    $1,250      1,109
      10,000    6.438%     5 years    10/04/04       814        761
     -------                                      ------      -----
     $25,000                                      $2,064
     =======                                      ======
                    At March 31, 2003                         1,870
                    At December 31, 2002                      2,379
                                                              -----
                    Net change                                $(509)
                                                              =====

     (1) The fixed rate for the swaps includes the swap spread (the risk component added to the Treasury yield to determine a fixed rate; excludes lender's spread).

     (2) Represents the approximate amount which the Company would have paid as of March 31, 2003 and December 31, 2002, respectively, if these contracts were terminated. These amounts were recorded as liabilities in the accompanying Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002.


     On March 31, 2003, the derivative instruments were reported as Other liabilities at their fair value and the offsetting adjustments were reported as losses in Accumulated other comprehensive loss as follows:

                                 At            At
                               March 31,  December 31,
                                 2003         2002       Change
                               --------   ------------   ------
     Company's derivative
      contracts:
       Interest rate swaps
         (1)(4) . . . . . . . .$ (1,836)       (2,299)      463
       Treasury lock (2). . . .     469           507       (38) (3)
                               --------      --------    ------
                                 (1,367)       (1,792)      425
                               --------      --------    ------

                   AMLI RESIDENTIAL PROPERTIES TRUST

                                 At            At
                               March 31,  December 31,
                                 2003         2002       Change
                               --------   ------------   ------
     Share of co-investment
      partnerships:
       AMLI at Osprey Lake
         (2). . . . . . . . . .  (1,215)       (1,253)       38  (3)
       AMLI at Seven Bridges
         (4). . . . . . . . . .    (204)         (238)       34  (3)
                               --------      --------    ------
                                 (1,419)       (1,491)       72
                               --------      --------    ------
     Total. . . . . . . . . . .$ (2,786)       (3,283)      497
                               ========      ========    ======

     (1) Adjustments to earnings of $47 and $19 due to an ineffectiveness on the interest rate swap contracts were recorded for the three months ended March 31, 2003 and 2002, respectively.

     (2) The Company cash-settled the Treasury lock and the AMLI at Osprey Lake hedge prior to 2002.

     (3) This change is reflected in earnings for the three months ended March 31, 2003.

     (4) The AMLI at Seven Bridges hedge and the interest rate swaps are being settled by the Company making monthly payments through December 2003 and October 2004, respectively.


     PER SHARE DATA

     The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated.

                                             Three Months Ended
                                                   March 31,
                                           ------------------------
                                                2003        2002
                                             ----------  ----------

     Income from continuing operations. . .  $    3,708       5,882

     Income from discontinued operations. .       --            778
                                             ----------  ----------
     Net income . . . . . . . . . . . . . .       3,708       6,660
     Less net income attributable
       to preferred shares. . . . . . . . .      (1,981)     (2,082)
                                             ----------  ----------
     Net income attributable to
       common shares - Basic. . . . . . . .  $    1,727       4,578
                                             ==========  ==========
     Net income - Diluted (1) . . . . . . .  $    1,727       6,660
                                             ==========  ==========

                   AMLI RESIDENTIAL PROPERTIES TRUST

                                             Three Months Ended
                                                   March 31,
                                           ------------------------
                                                2003        2002
                                             ----------  ----------
     Weighted average common shares
       - Basic. . . . . . . . . . . . . . .  16,729,067  17,886,763

     Dilutive Options and Other Plan
      shares. . . . . . . . . . . . . . . .      38,480     299,739
     Convertible preferred shares (1) . . .       --      4,156,832
                                             ----------  ----------
     Weighted average common shares -
      Dilutive. . . . . . . . . . . . . . .  16,767,547  22,343,334
                                             ==========  ==========
     Net income per share:
       Basic. . . . . . . . . . . . . . . .  $     0.10        0.26
       Diluted. . . . . . . . . . . . . . .  $     0.10        0.26
                                             ==========  ==========

       (1)  In 2003, preferred shares are non-dilutive.

     STOCK OPTIONS

     The Company commenced reporting the value of awarded stock options as a charge against earnings for options awarded subsequent to January 1, 2002. The Company awarded a total of 412,750 options to employees on December 30, 2002 and will record the associated $318 in expense ratably over the five years ended December 31, 2007.

     If the Company had commenced recording option expense as of the January 1, 1996 effective date of Statement of Financial Standards No. 123, pro forma net income, including option expense, and earnings per share would have been as follows:
                                             Three Months Ended
                                                   March 31,
                                           ------------------------
                                                2003        2002
                                             ----------  ----------
     Net income, as reported:
       Net income . . . . . . . . . . . . .  $    3,708       6,660
       Net income attributable to
         Preferred shares . . . . . . . . .      (1,981)     (2,082)
                                             ----------  ----------
     Net income attributable to
       Common shares. . . . . . . . . . . .       1,727       4,578
     Stock-based compensation expense
       included in reported net income,
       net of related tax effects . . . . .          15       --
     Total stock-based employee compensa-
       tion expense determined under fair
       value based method for all awards,
       net of related tax effects . . . . .         (60)        (94)
                                             ----------  ----------
     Pro forma net income - Basic . . . . .  $    1,682       4,484
                                             ==========  ==========
     Pro forma net income - Diluted . . . .  $    1,682       4,484
                                             ==========  ==========
     Earnings per share:
       Basic - as reported. . . . . . . . .  $     0.10        0.26
       Basic - pro forma. . . . . . . . . .  $     0.10        0.25

       Diluted - as reported. . . . . . . .  $     0.10        0.26
       Diluted - pro forma. . . . . . . . .  $     0.10        0.25

                   AMLI RESIDENTIAL PROPERTIES TRUST

     GUARANTEES OF INDEBTEDNESS TO OTHERS

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

     No new or modified guarantees were entered into during the three months ended March 31, 2003.

     CONSOLIDATION OF VARIABLE INTEREST ENTITIES

     AMLI acquires and develops multifamily communities in co-investment joint ventures with partners, primarily institutional investors such as insurance companies, endowments, foundations, and public and corporate pension funds. Amli's ownership interests in these unconsolidated co-investment partnerships range from 10% to 75%. Since its Initial Offering, and through March 31, 2003, AMLI has formed 53 such co-investment joint ventures with sixteen investors, fourteen of which are institutional investors. The Company has concluded that none of its interests in unconsolidated co-investment partnerships qualifies for consolidation under the new literature governing the accounting for interests in variable interest entities. The Company did not enter into any new partnership during the three months ended March 31, 2003.

     RECLASSIFICATIONS

     Certain amounts in the consolidated 2002 financial statements of the Company have been reclassified to conform with the current presentation.

3.   INVESTMENTS IN PARTNERSHIPS

     At March 31, 2003, the Operating Partnership was a general partner in various partnerships or limited liability companies. The Operating Partnership and the Service Companies receive various fees for services provided to these partnerships or limited liability companies, including development fees, construction fees, acquisition fees, property management fees, asset management fees, financing fees, administrative fees and disposition fees. The Operating Partnership is entitled to share cash flows or liquidation proceeds in excess of its stated ownership percentages based, in part, on cumulative returns to its partners in excess of specified rates. The Company's investment in partnerships differ from the Company's share of co-investment partnerships' equity primarily due to capitalized interest on its investments in communities under development, purchase price basis differences and the elimination of the Company's share of acquisition, financing and development fee income. Such differences are amortized using the straight-line method over 40 years. Investments in partnerships at March 31, 2003 and the Company's 2003 share of income or loss for the three months then ended from each are summarized as follows:

                                      AMLI RESIDENTIAL PROPERTIES TRUST
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



                                                 Equity                      Total    Company's  Company's
                    Company's              ------------------                 Net      Share of  Share of
                    Percentage   Total              Company's   Company's    Income  Net Income  Deprecia-
Community           Ownership    Assets     Total    Share      Investment   (Loss)  (Loss) (1)    tion
---------           ---------- ----------   ------  ---------   ----------   ------  ----------  ---------

AMLI:
 at Willeo Creek       30%       $ 13,292    4,130     1,237        1,237        92          28        31
 at Barrett Lakes      35%         22,772    6,720     2,352        2,302       208          99        63
 at Fox Valley         25%         21,190   20,452     5,113        5,235       300          75        37
 at Fossil Creek       25%         18,383   18,040     4,510        4,455       337          84        39
 at Danada Farms       10%         42,634   17,314     1,731        1,723       365          36        32
 at Northwinds         35%         47,943   13,947     4,882        4,475       257         178       151
 at Regents Crest      25%         30,157   14,879     3,720        3,765       152          65        58
 at Oakhurst North     25%         37,837   36,490     9,122        9,043       420         105        88
 at Wells Branch       25%         29,388   28,903     7,226        6,532       295          74        73
 on the Parkway        25%         13,519    3,304       823          487       (37)         (9)       38
 at Castle Creek       40%         18,719   18,112     7,245        7,315       239         109        64
 at Lake Clearwater    25%         14,766   14,293     3,573        3,563       208          52        34
 Creekside             25%         14,794   14,541     3,635        3,693       157          51        33
 at Deerfield          25%         15,364    2,949       734          534       (79)        (20)       38
 at Wynnewood Farms    25%         17,151   16,822     4,206        4,185       210          52        37
 at Monterey Oaks      25%         27,510   27,134     6,784        6,715       363          91        59
 at St. Charles        25%         39,893   38,930     9,733        9,715       493         123        82
 at Park Bridge        25%         23,115   22,901     5,725        5,650       326          81        48
 at Mill Creek         25%         24,958    6,735     1,684        1,797       133          33        50
 at Lost Mountain      75%         10,818      245       182          246       (78)        (58)       62
 on Spring Mill        20%
                    (Residual)     26,843   25,794     --           1,196       263       --        --
 at Prestonwood
    Hills              45%         16,621    5,144     2,330        2,325        38          29        59
 at Windward Park      45%         25,903    8,032     3,641        3,633       (30)          2        89
 at Summit Ridge       25%         26,997    7,029     1,757        1,353        27           7        58
 at Oak Bend           40%         23,714    4,916     1,966        1,966         2          20        72
 Midtown               45%         31,470    9,750     4,421        4,404        49          44       105
 on Frankford          45%         37,291   11,613     5,267        5,251        73          61       127
 at Peachtree City     20%         27,547   27,201     5,440        3,474       256          51        37
 at Kedron Village     20%         19,633   19,476     3,895        3,824       218          38        40
 at Scofield Ridge     45%         35,770   11,227     5,092        5,074      (116)        (33)      116
 at Breckinridge
    Point              45%         32,086   10,123     4,590        4,574        30          35       104
 at Cambridge Square   30%         31,615   31,265     9,379       10,028       229          69        78




                                      AMLI RESIDENTIAL PROPERTIES TRUST
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                 Equity                      Total    Company's  Company's
                    Company's              ------------------                 Net      Share of  Share of
                    Percentage   Total              Company's   Company's    Income  Net Income  Deprecia-
Community           Ownership    Assets     Total    Share      Investment   (Loss)  (Loss) (1)    tion
---------           ---------- ----------   ------  ---------   ----------   ------  ----------  ---------
 Towne Square          45%         31,635   10,192     4,621        4,569        43          39       102
 at Lowry Estates      50%         49,493   15,762     7,880        7,734      (115)        (33)      175
 at King's Harbor      25%         18,899   18,627     4,657        4,851       111          28        43
 at Milton Park        25%         33,308   31,514     7,878        8,445       112          28        52
 at Osprey Lake        69%         51,203   14,950    11,503       10,105      (253)       (160)      246
 at Seven Bridges      20%         71,248   14,305     3,065        3,928      (431)        (86)       41
 at Barrett Walk       25%         20,704   18,770     4,692        4,780       (66)        (17)       30
 at Park Meadows       25%         56,836   27,684     7,011        6,921       (16)         32        95
 at Bryan Place        48%         39,734   13,216     6,344        6,230         2          19       126
 Downtown              30%         20,423   19,384     5,815        6,036        (6)         (2)    --
                               ----------  -------  --------      -------   -------      ------    ------
                                1,213,176  682,815   195,461      193,368     4,781       1,420     2,912
   Other                            --       --        --             (12)    --             55     --
                               ----------  -------  --------      -------   -------      ------    ------
                                1,213,176  682,815   195,461      193,356     4,781       1,475     2,912
                               ----------  -------  --------      -------   -------      ------    ------
AMLI:
 at Windbrooke (2)     15%         15,605   (5,758)     (936)        (936)        3           1        18
 at Chevy Chase (2)    33%         40,625   (8,978)   (3,728)      (3,728)      (93)        (37)      102
 at River Park (2)     40%         12,670   (2,025)     (825)        (945)       80          32        36
 on Timberglen (3)     40%          9,250    2,767     1,138         (213)      (34)        (14)       52
                               ----------  -------  --------      -------   -------      ------    ------
                                   78,150  (13,994)   (4,351)      (5,822)      (44)        (18)      208
                               ----------  -------  --------      -------   -------      ------    ------
   Total as of
     March 31, 2003            $1,291,326  668,821   191,110      187,534     4,737       1,457     3,120
                               ==========  =======  ========      =======   =======      ======    ======
   Total as of
     March 31, 2002            $1,188,689  662,296   187,902      186,330     6,455       2,029     2,868
                               ==========  =======  ========      =======   =======      ======    ======

(1)  The Operating Partnership received cash flow and recorded operating income of $655 in excess of its ownership percentages for the three months ended March 31, 2003.

(2)  The partners of these partnerships have received a return of their original capital; it resulted in the negative investment balances that are included in Distribution in excess of investments in and earnings from partnerships in the accompanying Consolidated Balance Sheet as of March 31, 2003.

(3)  The purchase price basis difference in this partnership resulted in a negative investment balance which is included in Other liabilities in the accompanying Consolidated Balance Sheet as of March 31, 2003.


                   AMLI RESIDENTIAL PROPERTIES TRUST

     All but two of the Company's debt financings have been obtained at fixed rates from various financial institutions on behalf of these partnerships. All of these fixed-rate first mortgages are non recourse debt secured by mortgage notes on the respective communities. Partnership debt was as follows at March 31, 2003:

                     Total     Outstand-
                   Commitment   ing at   Company's Interest
Community             (1)       3/31/03  Share (2)   Rate    Maturity
---------          ----------  --------- --------- --------  ---------
AMLI:
 at Willeo Creek    $  8,942       8,942    2,683   L+2.50%  Oct. 2003
 at Regents Crest     16,500      14,748    3,687     7.50%  Dec. 2003
 on Timberglen         6,770       6,258    2,503     7.70%  June 2004
 at Seven Bridges (3) 50,000      47,117    9,423   L+1.80%  Jan. 2005
 at Prestonwood Hills 11,649      11,206    5,075     7.17%  Aug. 2006
 at Windward Park     18,183      17,504    7,935     7.27%  Aug. 2006
 at Oak Bend          18,834      18,253    7,301     7.81%  Dec. 2006
 Midtown              21,945      21,243    9,632     7.52%  Dec. 2006
 at Deerfield         12,600      12,200    3,050     7.56%  Dec. 2006
 at Danada Farms      24,500      23,454    2,345     7.33%  Mar. 2007
 on Frankford         25,710      25,121   11,393     8.25%  June 2007
 at Scofield Ridge    24,618      24,029   10,897     7.70%  Aug. 2007
 at Breckinridge Point22,110      21,569    9,780     7.57%  Sep. 2007
 Towne Square         21,450      20,968    9,508     6.70%  Jan. 2008
 at Lowry Estates     33,900      33,204   16,602     7.12%  Jan. 2008
 at Summit Ridge      20,000      19,601    4,900     7.27%  Feb. 2008
 at River Park        15,100      14,457    5,783  6.86%(4)  June 2008
 on the Parkway       10,800       9,998    2,500     6.75%  Jan. 2009
 at Mill Creek        18,000      17,830    4,458     6.40%  May  2009
 at Chevy Chase       48,000      47,705   15,743     7.11%  June 2009
 at Park Meadows (5)  28,500      28,500    7,125     6.25%  July 2009
 at Bryan Place (5)   26,200      26,200   12,576     5.81%  Aug. 2009
 at Barrett Lakes     16,680      15,687    5,490     8.50%  Dec. 2009
 at Northwinds        33,800      33,101   11,585     8.25%  Oct. 2010
 at Osprey Lake       35,320      34,579   23,773     7.02%  Mar. 2011
 at Windbrooke        20,800      20,555    3,083     6.43%  Mar. 2012
 at Lost Mountain     10,252      10,142    7,607     6.84%  Nov. 2040
                    --------    --------  -------
                    $601,163     584,171  216,437
                    ========    ========  =======

(1) In general, these loans provide for monthly payments of principal and interest based on a 25 or 27 year amortization schedule and a balloon payment at maturity. Some loans provide for payments of interest only for an initial period, with principal amortization commencing generally within two years.

(2) Based upon percentage ownership of debt outstanding at March 31, 2003.

(3) The Company has guaranteed repayment of up to $4,000 of this construction loan and the Company's partner has guaranteed repayment of up to $16,000. The partnership has obtained a 7.25% fixed-rate mortgage loan commitment from a third-party lender and anticipates repaying its construction loan in late 2003 from a $60,000 funding of this seven-year loan.

(4)  $9,100 at 7.75% and $6,000 at 5.50%.

(5)  These loans provide for payment of interest only through maturity.

                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


4.   COMMUNITIES UNDER DEVELOPMENT AND LAND HELD FOR DEVELOPMENT OR SALE

     COMMUNITIES UNDER DEVELOPMENT

     At March 31, 2003, the Company had six communities under development including five in joint ventures with co-investment partners, as follows:
                                                                                 TOTAL
                                                                                EXPENDED         TOTAL
                                                         NUMBER      NUMBER     THROUGH        ESTIMATED
                                                           OF          OF       MARCH 31,      COSTS UPON
COMMUNITY                         LOCATION               ACRES       UNITS        2003         COMPLETION
---------                         --------               ------      ------     ---------      ----------
Wholly-Owned:
 AMLI at Carmel Center            Carmel, IN                15         322       $ 26,692       28,400
                                                           ---       -----       --------      -------

Co-investments
(Company ownership percentage):
 AMLI:
  at Milton Park (25%)            Alpharetta, GA            21         461         32,719       35,000
  at Barrett Walk (25%)           Cobb County, GA           26         310         20,739       21,700
  at Cambridge Square (30%)       Overland Park, KS         21         408         32,119       32,200
  at Seven Bridges (20%)          Woodridge, IL             13         520         70,546       82,200
  Downtown (30%)                  Austin, Tx                 2         220         18,026       50,920
                                                           ---       -----       --------     --------
        Total co-investment
          communities                                       83       1,919        174,149      222,020
                                                           ---       -----       --------      -------
Service Companies:
  Walnut Creek (100%)             Austin, TX                28         460          9,960       31,000
  Old Town Carmel (100%)          Carmel, IN                 5          91          1,776       11,200
                                                           ---       -----       --------      -------
                                                            33         551         11,736(2)    42,200
                                                           ---       -----       --------      -------
        Total communities
          under development                                131       2,792       $212,577       292,620(1)
                                                           ===       =====       ========       =======

     (1)   Of AMLI's $25,754 share of completion costs (excluding Service Companies), $21,276 is anticipated to be funded from existing loan commitments and $4,478 is expected to be paid in cash during 2003.

     (2)   Recorded in Service Companies' assets in the Consolidated Balance Sheet as of March 31, 2003.

                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     LAND HELD FOR DEVELOPMENT OR SALE

     At March 31, 2003, the Company's land held for future development or sale is as follows:

                                                                                                CARRYING
                                                                                                 VALUE
                                                                                 TOTAL COSTS     NET OF
                                                                                 CAPITALIZED   ALLOWANCE
                                                          NUMBER    POTENTIAL     THROUGH     FOR LOSS AT
                                                            OF      NUMBER OF     MARCH 31,     MARCH 31,
COMMUNITY                             LOCATION            ACRES      UNITS          2003          2003
---------                             --------            ------    ---------    -----------  ------------
Land held for development
  or sale (1) (2)                     Texas and
                                      Kansas                117        1,800         $15,828       14,248

Service Companies' assets (3)         Carmel, IN and
                                      Ft. Worth, TX         154          --           13,477       12,780
                                                            ---        -----         -------       ------
    Total                                                   271        1,800         $29,305       27,028
                                                            ===        =====         =======       ======

     (1)     The Company has expensed interest carry on these land parcels in 2003 and 2002.

     (2)     Amounts are shown net of an allowance for loss totaling $1,580 on land parcels in Texas.

     (3)     Amounts are shown net of an allowance for loss totaling $697 on a land parcel in Texas.












                   AMLI RESIDENTIAL PROPERTIES TRUST

5.   OTHER ASSETS

     Other assets reported in the accompanying Consolidated Balance Sheets are as follows.

                                             March 31,  December 31,
                                               2003         2002
                                             ---------  ------------

     Deferred development costs . . . . .     $  4,780        4,557
     Accounts receivable. . . . . . . . .        2,592        2,615
     Deposits . . . . . . . . . . . . . .        1,671        2,516
     Notes receivable (1) . . . . . . . .       11,168        2,179
     Advances to affiliates . . . . . . .        --             560
     Development fees receivable. . . . .          683          649
     Restricted cash. . . . . . . . . . .          495          500
     Prepaid expenses . . . . . . . . . .        1,577        1,868
     Other. . . . . . . . . . . . . . . .          433          722
                                              --------      -------

                                              $ 23,399       16,166
                                              ========      =======



     (1) In 2003, represents notes receivable of $8,942 and $2,226 to AMLI at Willeo Creek, a 30% owned co-investment partnership, and Pope and Land, an affiliate of a Service Company. In 2002 represents a note receivable to Pope and Land.

                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


6.   DEBT

     The table below presents certain information relating to the indebtedness of the Company.

                                                       Balance                                Balance
                                           Original      at          Interest     Maturity       at
                                            Amount     3/31/03         Rate         Date      12/31/02
                                           --------    -------      -----------   --------    --------
BOND FINANCING:
                                                                     Tax-Exempt
Unsecured (1)                              $ 40,750     40,750       Rate+1.25%    10/1/24     40,750
                                                                     Tax-Exempt
AMLI at Poplar Creek (1)                      9,500      9,500       Rate+1.27%     2/1/24      9,500
                                           --------    -------                                -------
    Total Bonds                              50,250     50,250                                 50,250
                                           --------    -------                                -------

MORTGAGE NOTES PAYABLE TO
  FINANCIAL INSTITUTIONS:

AMLI at Verandah (2)                         16,940     15,896        7.55%         4/1/04      --
AMLI at Nantucket                             7,735      7,150        7.70%         6/1/04      7,186
AMLI at Bishop's Gate                        15,380     13,847        7.25% (3)     8/1/05     13,925
AMLI at Regents Center                       20,100     18,731(10)    8.90% (4)     9/1/05     18,795
AMLI on the Green/AMLI of North Dallas (5)   43,234     38,548        7.79%         5/1/06     38,772
AMLI at Valley Ranch                         18,800     18,800        6.68%        5/10/07     18,800
AMLI at Conner Farms                         14,900     14,900        6.68%        5/10/07     14,900
AMLI at Clairmont                            12,880     12,350        6.95%        1/15/08     12,396
AMLI - various (6)                          140,000    137,364        6.56%         7/1/11    137,778
AMLI at Park Creek                           10,322     10,114        7.88%        12/1/38     10,127
                                           --------    -------                                -------
  Total Mortgage Notes Payable              300,291    287,700                                272,679
                                           --------    -------                                -------

OTHER NOTES PAYABLE:

Unsecured line of credit (7) (8)            200,000    114,000        L+1.05%     11/15/03     92,000
Other (9)                                     6,625      6,000        L+0.675%   on demand      6,625
                                           --------    -------                                -------
                                            206,625    120,000                                 98,625
                                           --------    -------                                -------
  Total                                    $557,166    457,950                                421,554
                                           ========    =======                                =======




                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(1)  The terms of these tax-exempt bonds require that a portion of the apartment homes be leased to individuals who qualify based on income levels specified by the U.S. Government.  The bonds bear interest at a variable rate that is adjusted weekly based upon the remarketing rate for these bonds (1.35% for AMLI at Spring Creek and 1.38% for AMLI at Poplar Creek at April 24, 2003).  The credit enhancement for the AMLI at Spring Creek bonds was provided by a $41,297 letter of credit from Wachovia Bank that expires on October 15, 2003 and the credit enhancement for the AMLI at Poplar Creek bonds was provided by a $9,617 letter of credit from LaSalle
     National Bank that expires December 18, 2003.

(2)  Represents debt assumed by the Company as a result of the acquisition of a 65% interest in the community that the Company did not already own.

(3)  This original $14,000 mortgage note bears interest at 9.1%.  For financial reporting purposes, this mortgage note was valued at $15,380 to reflect a 7.25% market rate of interest when assumed in connection with the acquisition of AMLI at Bishop's Gate on October 17, 1997.  The unamortized premium at March 31, 2003 was
     $477.

(4)  $13,800 at 8.73% and $6,300 at 9.23%.

(5)  These two properties secure the FNMA loan that was sold at a discount of $673.  At March 31, 2003, the unamortized discount was $208.

(6)  This loan is secured by seven previously unencumbered communities (AMLI at Bent Tree, AMLI at Lantana Ridge,
     AMLI at StoneHollow, AMLI at Western Ridge, AMLI at Killian Creek, AMLI at Eagle Creek and AMLI at Gateway
     Park).  On December 20, 2002, AMLI at Western Ridge was sold.  In connection with the sale, AMLI obtained a release of the mortgage on AMLI at Western Ridge by substituting another wholly-owned community, AMLI at the
     Medical Center.

(7)  The Company has used interest rate swaps on $25,000 of the outstanding amount to fix its base interest rate
     (before current lender's spread) at an average of 6.42%.

(8)  The Company's unsecured line of credit has been provided by a group of eight banks led by Wachovia Bank,
     N.A. and Bank One, N.A.  The Company anticipates putting a new three-year line of credit in place in May
     2003.  The unsecured line of credit is used for acquisition and development activities and working capital needs.  This unsecured line of credit requires that the Company meet various covenants typical of such an arrangement, including minimum net worth, minimum debt service coverage and maximum debt to equity percentage.





                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(9)  Starting in December 2002, AMLI has initiated a short-term investment program with several of its co investment partnerships.  As a result, short-term cash balances are invested by each partnership with AMLI.
     The partnership withdraws funds from this investment account on an "as needed basis" to fund its disbursements, which could be daily.  The investment earns interest at a rate equal to AMLI's short-term borrowing rate under its unsecured line of credit, less 37.5 basis points for costs of administering the program (LIBOR + 0.675%).  This rate, 2.11375% at March 31, 2003, will be reset each calendar quarter based on AMLI's actual borrowing rate as of the first day of the calendar month immediately prior to the start of the calendar quarter.

(10) This loan provides for partial recourse to the partners of the Operating Partnership.




                   AMLI RESIDENTIAL PROPERTIES TRUST

     As of March 31, 2003, the scheduled maturities of the Company's debt are as follows:

                        Fixed Rate                Notes
                         Mortgage                Payable
                       Notes Payable  Unsecured    to
               Bond    to Financial     Lines     Joint
            Financings Institutions   of Credit  Ventures    Total
            ---------- -------------  ---------  --------   -------

2003. . . . . $  --           2,948    114,000     6,000    122,948
2004. . . . .    --          26,404       --        --       26,404
2005. . . . .    --          35,021       --        --       35,021
2006. . . . .    --          38,502       --        --       38,502
2007. . . . .    --          35,642       --        --       35,642
Thereafter. .  50,250       149,183       --        --      199,433
              -------       -------    -------    ------    -------
              $50,250       287,700    114,000     6,000    457,950
              =======       =======    =======    ======    =======

     At March 31, 2003, fourteen of the Company's wholly-owned stabilized communities are unencumbered. There are no fixed-rate loans on wholly-owned communities with maturity dates prior to April 2004.

7.   INCOME TAXES

     The Company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to Federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. The Company's current dividend payment level equals an annual rate of $1.92 per common share. The Company anticipates that all dividends paid in 2003 will be fully taxable and it will distribute at least 100% of the taxable income. The Company anticipates that some portion of total dividends paid during 2003 will be characterized as income taxable at capital gains return for Federal income tax purposes.

8.   OPERATING EXPENSES

     Operating expenses reported in the accompanying Consolidated Income Statements for the three months ended March 31, 2003 and 2002, respectively, are as follows.
                                                 2003        2002
                                               --------    --------

     Personnel. . . . . . . . . . . . . . .    $  2,761       2,623
     Advertising and promotion. . . . . . .         604         552
     Utilities. . . . . . . . . . . . . . .         839         672
     Building repairs and maintenance . . .       1,203         855
     Landscaping and grounds maintenance. .         491         480
     Real estate taxes. . . . . . . . . . .       3,805       3,402
     Insurance. . . . . . . . . . . . . . .         519         466
     Property management fees . . . . . . .         834         795
     Other operating expenses . . . . . . .         265         240
                                               --------    --------
     Total. . . . . . . . . . . . . . . . .    $ 11,321      10,085
                                               ========    ========

                   AMLI RESIDENTIAL PROPERTIES TRUST

9.   SEGMENT REPORTING

     The Service Companies comprise a reportable segment following the Company's acquisition of their voting control as of December 31, 2002.

     The revenue, net operating income ("NOI"), funds from operations ("FFO") and assets for the Company's reportable segments are summarized as follows:

                                                 Three Months Ended
                                                      March 31,
                                             ------------------------
                                                 2003         2002
                                              ----------   ----------
     Segment revenue:
      Multifamily rental operations:
        Wholly owned communities. . . . . . . $   27,083       26,522
        Partnership communities at 100% . . .     41,130       40,530
                                              ----------   ----------
                                                  68,213       67,052
      Service Companies' Operations . . . . .     27,363       23,281
                                              ----------   ----------
        Total segment revenue . . . . . . . .     95,576       90,333
      Discontinued operations . . . . . . . .      --           2,123
                                              ----------   ----------
        Total revenue . . . . . . . . . . . . $   95,576       92,456
                                              ==========   ==========

     Net operating income:
      Multifamily rental operations:
        Wholly owned communities. . . . . . . $   15,762       16,437
        Partnership communities at 100% . . .     24,378       24,465
                                              ----------   ----------
                                                  40,140       40,902
      Service Companies . . . . . . . . . . .        563          362
                                              ----------   ----------
        Total segment NOI . . . . . . . . . .     40,703       41,264
      Discontinued operations . . . . . . . .      --           1,259
                                              ----------   ----------
        Total NOI . . . . . . . . . . . . . .     40,703       42,523

      Reconciling items to FFO:
        Reduce co-investment NOI to
          Company's share (1) . . . . . . . .    (19,801)     (19,568)
        Other income. . . . . . . . . . . . .        196          364
        Co-investment fee income. . . . . . .        456          587
        General and administrative
          expenses. . . . . . . . . . . . . .     (1,740)      (1,540)
        Interest expense and loan cost
          amortization. . . . . . . . . . . .     (6,492)      (6,090)
        Depreciation - non-real estate
          - Service Companies . . . . . . . .       (760)        (716)
        Income taxes - Service Companies. . .        155          268
                                              ----------   ----------
      Consolidated FFO before minority
        interest. . . . . . . . . . . . . . .     12,717       15,828

      Reconciling items to net income:
        Depreciation - wholly-owned
          communities . . . . . . . . . . . .     (5,518)      (5,362)
        Depreciation - share of
          co-investment communities . . . . .     (3,120)      (2,868)
                                              ----------   ----------

                   AMLI RESIDENTIAL PROPERTIES TRUST

                                                 Three Months Ended
                                                      March 31,
                                             ------------------------
                                                 2003         2002
                                              ----------   ----------
     Income before minority interest. . . . .      4,079        7,598
     Minority interest. . . . . . . . . . . .        371          938
                                              ----------   ----------
     Net income . . . . . . . . . . . . . . . $    3,708        6,660
                                              ==========   ==========

                                              March 31,  December 31,
                                                2003         2002
                                             ----------- ------------
     Segment assets:
       Multi-family rental communities:
         Total wholly-owned . . . . . . . . .$   794,908      768,281
         Total partnerships . . . . . . . . .  1,390,803    1,402,502
                                             -----------   ----------
           Total multifamily. . . . . . . . .  2,185,711    2,170,783

       Service Companies' assets. . . . . . .     58,080       52,774
       Non-segment assets . . . . . . . . . .     30,135       22,550
                                             -----------   ----------
           Total. . . . . . . . . . . . . . .  2,273,926    2,246,107

     Reconciling items to total assets:
       Reduce partnership communities
         to Company's share (1) . . . . . . . (1,197,447)  (1,204,985)
       Accumulated depreciation
         - wholly-owned . . . . . . . . . . .   (125,786)    (120,268)
                                             -----------   ----------
           Total assets . . . . . . . . . . .$   950,693      920,854
                                             ===========   ==========

      (1) Represents amount required to reduce partnership communities to the Company's share from partnerships.

     The Company does not derive any of its consolidated revenue from foreign countries and does not have any major customers that individually account for 10% or more of the Company's consolidated revenue.

10.  RELATED PARTY TRANSACTIONS

     During the three months ended March 31, 2003, the Company accrued or paid to joint ventures $37 interest on short-term investments made by the co-investment partnerships. During the three months ended
     March 31, 2002, the Company accrued or paid to the Service Companies other costs and expenses as follows:

     Management fees (including discontinued operations)   $  859
     General contractor fees. . . . . . . . . . . . . .       202
                                                           ======

     During the three months ended March 31, 2003, the Company and the Service Companies earned and received from partnerships other income as follows:

                   AMLI RESIDENTIAL PROPERTIES TRUST

     Development fees . . . . . . . . . . . . . . . . .    $  342
     Management fees. . . . . . . . . . . . . . . . . .     1,635
     Asset management fees. . . . . . . . . . . . . . .       204
     General contractor fees. . . . . . . . . . . . . .       493
     Promoted interest. . . . . . . . . . . . . . . . .       125
     Interest on notes and advances to affiliates . . .       104
                                                           ======

     In addition, during the three months ended March 31, 2003, total revenue of $834 was generated from leases of apartment homes of partnership communities through AMLI Corporate Homes.

     During the three months ended March 31, 2002, the Company earned or received from partnerships and the Service Companies other income as follows:

     Development fees . . . . . . . . . . . . . . . . .    $  458
     Asset management fees. . . . . . . . . . . . . . .       129
     Promoted interest. . . . . . . . . . . . . . . . .       106
     Interest on notes and advances to affiliates . . .       265
                                                           ======

     In addition, during the three months ended March 31, 2002, total revenue of $918 was generated from leases of apartment homes of wholly-owned communities through AMLI Corporate Homes.

     In September 2002, the Company entered into an agreement with an affiliate of one of the Company's Executive Vice Presidents to test and possibly implement a software application developed by this entity, in which the Company has no ownership interest. The Company's maximum commitment under this agreement is $300. The Company is entitled to share in any proceeds from the successful marketing and sale of this software application to third parties. It is unclear whether such right will result in any future payment to the Company. Through March 31, 2003 no income or loss has been recognized as a result of this agreement.


11.  COMMITMENTS AND CONTINGENCIES

     The limited partnership agreement of AMLI on Timberglen L.P. provides for the redemption (at an amount determined by formula) by the partnership of the limited partner's entire interest, in the limited partner's sole discretion, at any time after December 16, 2003 or at any time that there is a designated event of default on related indebtedness of the partnership, which event of default remains uncured and unwaived to the time of notice of redemption election. The redemption amount may be paid in cash or the Company common shares of beneficial interest, or any combination thereof, in the sole discretion of the Company. The Company is of the opinion that the fair value of this property is substantially in excess of the price which would be the basis for determining the redemption price and the fair value of this purchase obligation is nominal.

     At March 31, 2003, the Company is contingently liable with respect to $6,226 in bank letters of credit issued to secure commitments made in the ordinary course of business by the Company and its co-investment partnerships and with respect to its guarantee of $4,000 of the construction loan for AMLI at Seven Bridges community. Of these amounts, the Company anticipates that its contingent liabilities under all but approximately $4,000 of the bank letters of credit and under the $4,000 construction loan guarantee will expire later in 2003 as criteria are achieved and the construction loan is repaid (see note 6).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS,
         EXCEPT SHARE DATA)

     The following discussion is based primarily on the Consolidated Financial Statements of Amli Residential Properties Trust (the "Company" or "AMLI") as of March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and 2002. The terms "we", "us" or "our" when used in this discussion and analysis mean AMLI Residential Properties Trust.

     This information should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

     As of March 31, 2003, the Company owned an approximate 85% general partnership interest in AMLI Residential Properties, L.P. (the "Operating Partnership"), which holds the operating assets of the Company. The limited partners hold Operating Partnership units ("OP Units") that are convertible into common shares of the Company on a one-for-one basis, subject to certain limitations. At March 31, 2003, the Company owned 20,812,100 OP Units (including 4,025,000 Preferred OP Units) and the limited partners owned 3,547,685 OP Units. The Company has qualified, and anticipates continuing to qualify, as a real estate investment trust ("REIT") for Federal income tax purposes.


ACCOUNTING FOR INVESTMENTS IN AND TRANSACTIONS WITH
UNCONSOLIDATED PARTNERSHIPS

     The Company has differentiated itself from other publicly-owned multifamily residential REIT's in the manner and to the extent it conducts its business through co-investment with institutional investors. The condensed combined financial information for the Company and its co-investment partnerships at March 31, 2003, as shown below, is presented as supplementary information intended to provide a better understanding of the Company's financial position.

     The information presented in the following table includes the unconsolidated co-investment partnerships at 100%.

                                            Effect of    Company and
                            Consolidated    Combining   Co-Investment
                              Company     Co-Investment  Partnerships
                              ("GAAP")     Partnerships  (Combined)
                            ------------  ------------- -------------

Rental communities. . . . . .$  753,968      1,216,654     1,970,622
Accumulated depreciation. . .  (125,786)      (129,278)     (255,064)
                             ----------     ----------    ----------
                                628,182      1,087,376     1,715,558
Land and rental communities
  under development . . . . .    40,940        174,149       215,089
Investments in co-invest-
  ment partnerships . . . . .   193,356       (193,356)        --
Other, net. . . . . . . . . .    50,225         (8,532)       41,693
                             ----------     ----------    ----------
                                912,703      1,059,637     1,972,340

Debt - Company's share. . . .  (457,950)      (211,698)     (669,648)
Debt - partners' share. . . .     --          (357,530)     (357,530)
                             ----------     ----------    ----------

                                            Effect of    Company and
                            Consolidated    Combining   Co-Investment
                              Company     Co-Investment  Partnerships
                              ("GAAP")     Partnerships  (Combined)
                            ------------  ------------- -------------

Total net assets. . . . . . .   454,753        490,409       945,162
Partners' share of net
  assets. . . . . . . . . . .     --          (490,409)     (490,409)
                             ----------     ----------    ----------
Company's share of
  net assets. . . . . . . . .$  454,753          --          454,753
                             ==========     ==========    ==========


     The information presented in the following table includes AMLI's proportionate share of unconsolidated co-investment partnerships.

                                                         Company and
                                                          Share of
                            Consolidated    Share of    Co-Investment
                              Company     Co-Investment  Partnerships
                              ("GAAP")     Partnerships  (Combined)
                            ------------  ------------- -------------

Rental communities. . . . . .$  753,968        404,834     1,158,802
Accumulated depreciation. . .  (125,786)       (39,621)     (165,407)
                             ----------     ----------    ----------
                                628,182        365,213       993,395

Land and rental communities
  under development . . . . .    40,940         42,517        83,457
Investments in co-investment
  partnerships. . . . . . . .   193,356       (193,356)        --
Other, net. . . . . . . . . .    50,225         (2,676)       47,549
                             ----------     ----------    ----------

                                912,703        211,698     1,124,401

Debt - Company's share. . . .  (457,950)      (211,698)     (669,648)
                             ----------     ----------    ----------
Company's share of net
  assets. . . . . . . . . . .$  454,753          --          454,753
                             ==========     ==========    ==========


     Details of the differences between the Company's aggregate investment in partnerships and its aggregate share of equity as recorded on the books of these partnerships, net of accumulated amortization, are as follows at March 31, 2003:

           AMLI's share of equity in
             partnerships . . . . . . . . . . . .    $191,110
           Negative investment balances
             presented in other liabilities . . .       5,822
           Capitalized interest . . . . . . . . .       5,065
           Eliminated fees. . . . . . . . . . . .      (6,295)
           Eliminated construction profits. . . .      (2,545)
           Other comprehensive loss . . . . . . .      (1,419)
           Other, net . . . . . . . . . . . . . .       1,618
                                                     --------
           Total investments in partnerships. . .    $193,356
                                                     ========


ACQUISITIONS AND RESULTS OF PROPERTY SALES

     ACQUISITIONS

     AMLI acquires institutional quality multifamily communities, with a focus on newer communities, having high-
quality construction, amenities, location and market position.  AMLI acquires assets when pricing is attractive.
AMLI currently operates in eight markets, but will consider expanding into additional markets depending on the market, product type, perceived risks and portfolio objectives.

     The Company acquired no communities during the three months ended March 31, 2003 and 2002.  The current cap rates have made it less attractive for us to acquire communities despite prevailing low interest rates.

     The table below summarizes the communities acquired by the Company and its co-investments during 2002:

                                      Number     Year
                                       of        Com-       Date       Purchase                Total
Community           Location          Units     pleted     Acquired     Price        Debt      Equity
---------           --------         --------  --------    --------    --------     ------    --------
WHOLLY-OWNED:
AMLI:
 Upper West Side.   Ft. Worth, TX         194      2001      5/1/02      13,600       --        13,600
 7th Street
   Station. . . .   Ft. Worth, TX         189      2000    10/17/02      13,700       --        13,700
                                       ------                          --------     ------     -------
    Total wholly-owned                    383                            27,300       --        27,300
                                       ------                          --------     ------     -------
CO-INVESTMENTS:
(Company ownership
percentage):
AMLI:
 at Parks Meadows
  (25%) . . . . .   Littleton, CO         518      2001     4/24/02      56,500     28,500      28,000
 at Bryan Place
  (48%) . . . . .   Dallas, TX            420      1999     6/28/02      39,600     26,200      13,400
                                       ------                          --------    -------     -------
    Total co-investments                  938                            96,100     54,700      41,400
                                       ------                          --------    -------     -------
    Total wholly-owned and
      co-investments                    1,321                          $123,400     54,700      68,700
                                       ======                          ========    =======     =======



     DISPOSITIONS

     The Company selectively sells communities which no longer meet the Company's investment objectives, and reinvests the proceeds in new communities (to continually improve the quality of its portfolio and increase the potential for growth in net operating income), funds development of new communities or reacquires its common shares.

     The Company receives incentive compensation from co-investment partnerships in the form of a promoted interest that is paid from sales proceeds.

     The Company has decided to sell certain communities consistent with its investment objectives; however, we have not commenced marketing efforts on any wholly-owned communities. We have recently begun the selling process for one co-investment community. We anticipate to close on this sale later this year. During the three months ended March 31, 2003 and 2002, the Company did not have any communities sold or held for sale.



     The table below summarizes the rental communities sold by the Company during 2002:

                                                                 Costs
                                          Year                   Before
                              Number    Acquired/     Date       Depre-      Sale        Net
Community     Location       of Units   Developed     Sold       ciation     Price     Proceeds   Gain (1)
---------     --------       --------   ---------   --------     --------   --------   --------   --------
WHOLLY-OWNED:
AMLI at:
 Gleneagles   Dallas, TX          590     88/97      8/14/02       27,613     35,675     34,720     14,247
 Western
  Ridge       Houston, TX         318      2000     12/20/02       20,317     24,600     23,998      4,659
                                -----                             -------    -------    -------    -------
    Total wholly-owned            908                              47,930     60,275     58,718     18,906
                                -----                             -------    -------    -------    -------

CO-INVESTMENTS
(Company owner-
ship percentage):
AMLI at:
 Champions
  Park (15%)  Houston, TX         246      1994      4/18/02       13,723     13,145     12,783      1,799
 Champions
  Centre (15%)Houston, TX         192      1994      4/18/02       10,205     10,755     10,458      2,232
 Greenwood
  Forest (15%)Houston, TX         316      1995     8/1/2002       18,202     20,150     19,407      4,524
                                -----                             -------    -------    -------    -------
    Total co-investments          754                              42,130     44,050     42,648      8,555
                                -----                             -------    -------    -------    -------
    Total wholly-owned
      and co-investments        1,662                             $90,060    104,325    101,366     27,461
                                =====                             =======    =======    =======    =======

    (1)   Gains on sales of partnership communities are shown net of disposition fees and promoted interests paid to the Company by such partnerships.


RESULTS OF COMMUNITY OPERATIONS

GENERAL

     At March 31, 2003, AMLI owned thirty-three apartment communities ("Wholly-owned communities") and owned interests in forty-six apartment communities ("Co-investment communities") that, in the aggregate, were comprised of 30,074 apartment homes. Seventy-three of these communities containing 27,833 apartment homes were stabilized as of March 31, 2003 and six communities containing 2,241 apartment homes were under development or in lease-up at that date. Stabilized communities are communities that are fully completed and have, in the opinion of management, completed their initial lease-up. Operating results for the Company's Wholly-owned communities are reflected in the Company's Consolidated Statements of Operations under Rental Operations as well as under Income from discontinued operations. The Company's share of operating results from all Co-investment communities is included in Income from partnerships.

     The Company distinguishes between stabilized communities (which include Same Store communities, New communities and Acquisition communities) from Development and lease-up communities and Communities sold or contributed to ventures, each of which are defined as follows:

     . Same Store communities - communities that have had stabilized operations and were owned by the Company as of January 1, 2002.

     . New communities - communities that were developed by the Company and began stabilized operations after January 1, 2002.

     . Acquisition communities - communities having stabilized operations that were acquired by the Company after January 1, 2002.

     . Development and lease-up communities - communities being developed by the Company that are not yet stabilized.

     . Communities sold or contributed to ventures - reflects operations through the date a community was sold or contributed to a venture.

     Community operating revenue comprises that portion of total revenue collected or due from leases of AMLI's rental communities and includes any such amounts as may be reported as discontinued operations.

     Community operating expenses comprise that portion of total expenses that exclude losses from sales or valuation of land, expenses of the Service Companies, general and administrative expenses, and interest, taxes, depreciation and amortization. Community operating expenses include amounts reported as personnel, advertising and promotion, utilities, building repairs and maintenance and services, landscaping and grounds maintenance, real estate taxes, property management, and other expenses, and such amounts as may be included in discontinued operations.

     The Company uses Net Operating Income ("NOI") to measure the operating results of its communities. NOI represents community operating revenue less community operating expenses, and excludes interest, taxes, general and administrative expenses and depreciation and amortization expenses. This performance measure is not intended as a replacement for net income determined in accordance with generally accepted accounting principles ("GAAP").


WHOLLY-OWNED COMMUNITIES

     For the three months ended March 31, 2003, revenue from Wholly-owned communities decreased from the same period a year ago, while operating expenses increased. The overall decrease in NOI was the result of weak market conditions.

     Revenue, operating expenses and NOI from Wholly-owned communities for the three months ended March 31, 2003 and 2002 are summarized as follows:

                                   Three Months Ended
                                        March 31,
                                 ----------------------    Increase
                                    2003         2002     (Decrease)
                                  --------      -------   ---------
Total Wholly-Owned
Community Revenues
------------------
 Same Store communities . . . .   $ 24,695       26,522      (1,827)
 Development and lease-up
   communities. . . . . . . . .        223        --            223
 Acquisition communities. . . .      2,165        --          2,165
 Communities sold or contri-
   buted to ventures. . . . . .      --           2,123      (2,123)
                                  --------      -------     -------
    Total . . . . . . . . . . .   $ 27,083       28,645      (1,562)
                                  ========      =======     =======

    Continuing operations . . .   $ 27,083       26,522         561

    Discontinued operations . .      --           2,123      (2,123)
                                  ========      =======     =======

Total Wholly-Owned
Community Operating Expenses
----------------------------
 Same Store communities . . . .   $ 10,128       10,076          52
 Development and lease-up
   communities. . . . . . . . .        210            9         201
 Acquisition communities. . . .        983         --           983
 Communities sold or contri-
   buted to ventures. . . . . .      --             864        (864)
                                  --------      -------     -------
    Total . . . . . . . . . . .   $ 11,321       10,949         372
                                  ========      =======     =======

    Continuing operations . . .   $ 11,321       10,085       1,236

    Discontinued operations . .      --             864        (864)
                                  ========      =======     =======

Total Wholly-Owned
Community NOI
-------------------
 Same Store communities . . . .   $ 14,567       16,446      (1,879)
 Development and lease-up
   communities. . . . . . . . .         13           (9)         22
 Acquisition communities. . . .      1,182        --          1,182
 Communities sold or contri-
   buted to ventures. . . . . .      --           1,259      (1,259)
                                  --------      -------     -------
    Total . . . . . . . . . . .   $ 15,762       17,696      (1,934)
                                  ========      =======     =======

    Continuing operations . . .   $ 15,762       16,437        (675)

    Discontinued operations . .      --           1,259      (1,259)
                                  ========      =======     =======

                                   Three Months Ended
                                        March 31,
                                 ----------------------
                                    2003         2002      (Change)
                                  --------      -------    --------
Reconciliation of Income
from Rental Operations
------------------------
  Community operating revenue
    (1) . . . . . . . . . . . .   $ 27,083       28,645      (1,562)
  Community operating expenses
    (1) . . . . . . . . . . . .    (11,321)     (10,949)       (372)
                                  --------      -------     -------
  Community NOI (1) . . . . . .     15,762       17,696      (1,934)

  Income from partnerships. . .      1,457        2,029        (572)
  Interest expense and
    amortization. . . . . . . .     (6,492)      (5,946)       (546)
  Depreciation. . . . . . . . .     (5,518)      (5,040)       (478)
  Income from discontinued
    operations. . . . . . . . .      --          (1,259)      1,259
                                  --------      -------     -------
  Income from rental operations
    (excluding discontinued
    operations) . . . . . . . .   $  5,209        7,480      (2,271)
                                  ========      =======     =======

  (1)  Including discontinued operations.


CO-INVESTMENT COMMUNITIES

     For the three months ended March 31, 2003, both revenue and operating expenses from Co-investment communities increased from the same period a year ago. The increases were primarily the result of the Company's owning more partnership apartment homes during 2003 than in 2002. The Company, through joint ventures with institutional investors, has completed or has under development and begun rental operations of seven communities. Since January 1, 2002, three Co-investment communities with a total of 919 apartment homes were stabilized. Four Co-investment communities, containing a total of 1,699 apartment homes, were in lease-up as of March 31, 2003 and are anticipated to reach stabilization in 2003 and 2004. In addition, the Company invested in two co-investment partnerships, which acquired two stabilized communities containing a total of 938 apartment homes, and sold three communities containing a total of 754 apartment homes. These sales and weak market conditions have contributed to a decrease in Partnership communities' NOI.

     Revenue, operating expenses and NOI from Co-investment communities for the three months ended March 31, 2003 and 2002 are summarized as follows:
                                   Three Months Ended
                                        March 31,
                                 ----------------------    Increase
                                    2003         2002     (Decrease)
                                  --------      -------   ---------
Total Co-investment
Community Revenue
-------------------
 Same Store communities . . . .   $ 33,913       35,258      (1,345)
 New communities. . . . . . . .      2,217        1,432         785
 Development and lease-up
   communities. . . . . . . . .      1,887          201       1,686
 Acquisition communities. . . .      2,210        --          2,210
 Communities sold or contri-
   buted to ventures. . . . . .        904        3,640      (2,736)
                                  --------      -------     -------
    Total . . . . . . . . . . .   $ 41,131       40,531         600
                                  ========      =======     =======

                                   Three Months Ended
                                        March 31,
                                 ----------------------    Increase
                                    2003         2002     (Decrease)
                                  --------      -------   ---------
Total Co-investment Community
Operating Expenses
----------------------------
 Same Store communities . . . .   $ 13,428       13,368          60
 New communities. . . . . . . .        893          770         123
 Development and lease-up
   communities. . . . . . . . .      1,113          183         930
 Acquisition communities. . . .        737        --            737
 Communities sold or contri-
   buted to ventures. . . . . .        418        1,596      (1,178)
                                  --------      -------     -------
    Total . . . . . . . . . . .   $ 16,589       15,917         672
                                  ========      =======     =======

Total Co-investment
Community NOI
-------------------
 Same Store communities . . . .   $ 20,485       21,890      (1,405)
 New communities. . . . . . . .      1,324          662         662
 Development and lease-up
   communities. . . . . . . . .        774           18         756
 Acquisition communities. . . .      1,473        --          1,473
 Communities sold or contri-
   buted to ventures. . . . . .        486        2,044      (1,558)
                                  --------      -------     -------
    Total . . . . . . . . . . .   $ 24,542       24,614         (72)
                                  ========      =======     =======
 Company's share of Co-invest-
   ment community NOI and cash
   flows in excess of ownership
   interest . . . . . . . . . .   $  8,425        8,377          48
                                  ========      =======     =======


                                   Three Months Ended
                                        March 31,
                                 ----------------------
                                    2003         2002      (Change)
                                  --------      -------    --------
Reconciliation of
Share of Income from
Partnerships
--------------------
  Community operating revenue .   $ 41,131       40,531         600
  Community operating expenses.    (16,589)     (15,917)       (672)
                                  --------      -------     -------
  Community NOI . . . . . . . .     24,542       24,614         (72)

  Other income. . . . . . . . .         71           84         (13)
  Other expenses. . . . . . . .       (389)        (430)         41
  Interest expense and
    amortization. . . . . . . .     (9,836)      (8,892)       (944)
  Depreciation. . . . . . . . .     (9,651)      (8,907)       (744)
                                  --------      -------     -------
  Net income. . . . . . . . . .      4,737        6,469      (1,732)

  Co-investment partners' share      3,280        4,440      (1,160)
                                  --------      -------     -------
  Share of income from
    partnerships. . . . . . . .   $  1,457        2,029        (572)
                                  ========      =======     =======

SAME STORE COMMUNITIES

     As of March 31, 2003, 24,658 apartment homes, or 88.6% of total apartment homes in the Company's stabilized communities, were categorized as Same Store communities, of which 11,339 apartment homes were in Wholly-owned communities and 13,319 apartment homes were in Co-investment communities. The following commentary is based primarily on an analysis of the AMLI's Same Store portfolio since the operating results of stabilized communities owned over comparable periods provide a valid perspective of market conditions affecting the Company's portfolio, as a whole. For purposes of this discussion and analysis, 100% of the results of operations of the Company's Co-investment communities is combined with the Company's Wholly-owned communities.

RENTAL REVENUE

     For the first quarter of 2003, community total revenue (including rental and other) declined 5.1% and expenses grew 0.5%, producing a decline in NOI of 8.6% compared to the first quarter of 2002. Sequential same community revenue trended downward for the third straight quarter as a result of the continued weakness in the economy. Total revenue decreased in all of our markets when compared to the same quarter a year ago; however, both Dallas and Chicago posted total revenue growth of 0.6% and 0.4%, respectively, compared to last quarter, due to an increase in other income.

OCCUPANCY

     The following chart shows weighted average physical occupancy, calculated on a daily basis, for all Same Store communities for each of AMLI's markets and for the AMLI portfolio in total:

             DAILY WEIGHTED AVERAGE OF PHYSICAL OCCUPANCY
                        SAME STORE COMMUNITIES

                                               Quarter Ended
                                       -----------------------------
                                          2003          2002
                                         ------ --------------------
                                         Mar 31   Dec 31,    Mar 31
                                         ------   -------    ------
Dallas. . . . . . . . . . . . . . . .     88.3%     88.4%     91.0%
Atlanta . . . . . . . . . . . . . . .     90.3%     90.5%     90.1%
Austin. . . . . . . . . . . . . . . .     90.7%     92.1%     91.7%
Houston . . . . . . . . . . . . . . .     89.0%     91.1%     90.6%
Indianapolis. . . . . . . . . . . . .     89.4%     91.3%     90.4%
Kansas City . . . . . . . . . . . . .     89.5%     91.1%     89.5%
Chicago . . . . . . . . . . . . . . .     88.6%     88.4%     88.8%
Denver. . . . . . . . . . . . . . . .     86.8%     89.4%     87.9%
                                         ------    ------    ------
Total Portfolio (a) . . . . . . . . .     89.3%     90.0%     90.3%
                                         ======    ======    ======

     (a) Occupied apartments exclude community models and apartments not in service due to fire, flood or otherwise.

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

     The following chart shows weighed average total revenue per occupied apartment home for Same Store communities for each of AMLI's markets and for the AMLI portfolio in total:

                 WEIGHTED AVERAGE TOTAL REVENUE EARNED
                      PER OCCUPIED APARTMENT HOME
                        SAME STORE COMMUNITIES

                                               Quarter Ended
                                       -----------------------------
                                          2003          2002
                                         ------ --------------------
                                         Mar 31   Dec 31,    Mar 31
                                         ------   -------    ------
Dallas. . . . . . . . . . . . . . . .    $  831       824       862
Atlanta . . . . . . . . . . . . . . .       862       864       916
Austin. . . . . . . . . . . . . . . .       819       826       890
Houston . . . . . . . . . . . . . . .     1,068     1,077     1,090
Indianapolis. . . . . . . . . . . . .       811       794       798
Kansas City . . . . . . . . . . . . .       835       835       871
Chicago . . . . . . . . . . . . . . .     1,112     1,111     1,154
Denver. . . . . . . . . . . . . . . .     1,035     1,024     1,094
                                         ------    ------    ------
Total Portfolio (a) . . . . . . . . .    $  889       887       929
                                         ======    ======    ======

     (a) Calculated by taking the simple average of each of the three months in the quarter. Each month's calculation is made by dividing that month's accrual basis rental and other income (total community revenues) by the weighted average number of apartments occupied during the month.


AMLI'S MARKETS

     The following provides commentary about each of AMLI's markets. Statistical information relates to Same Store communities, including Wholly-owned and Co-investment communities at 100%, for the three months of 2003, compared to actual monthly rental revenue for the twelve months of 2002.

     DALLAS same community total revenue declined by 6.3%, operating expenses decreased 2.0% and NOI declined 9.4% for the first quarter of 2003 compared to the first quarter of 2002. The Dallas economy continued to suffer with job losses totaling 30,000 in 2002. Job layoffs from a large concentration of high-tech and telecommunications companies continue to impact communities in the Northern Dallas submarkets. New apartment units continue to be added to the inventory despite the soft economy, with approximately 10,100 units still under construction. Physical occupancy of 88.3% was down 2.9% compared to the same quarter a year ago, and down 0.1% compared to the last quarter of 2002. Same community collected rent per occupied unit was down 4.4% from a year ago and down 0.1% compared to the prior quarter.

     ATLANTA same community total revenue declined 5.7%, expenses increased 1.1% and NOI decreased 9.4% for the first quarter of 2003 compared to the same quarter a year ago. Total revenue declined 0.6% from the fourth quarter of 2002, the lowest decline in the past five quarters. Physical occupancy increased slightly over the same quarter a year ago to 90.3%, but was down 0.2% compared to the fourth quarter of 2002. Same community collected rent per occupied unit was down 6.2% from a year ago and 0.8% from last quarter. The challenge in Atlanta remains absorption of a significant new supply pipeline, with 15,113 units under construction as of January 2003. Job losses slowed dramatically in 2002 with Atlanta posting a net loss of 7,000 jobs compared to a loss of 37,100 in 2001. Without a significant improvement in demand fundamentals, the Atlanta market may experience further deterioration.

     CHICAGO same community total revenue declined 2.2% while expenses increased 4.1%, resulting in a 5.7% decrease in NOI for the first quarter of 2003 compared to the same period a year ago. Compared to the fourth quarter of 2002, total revenue was up slightly, 0.4%, the first increase in three quarters. Physical occupancies remained virtually unchanged from the prior quarter and a year ago, having increased 0.2% compared to the fourth quarter of 2002 to 88.6%, and decreased 0.2% from the first quarter of 2002. Additionally, same community collected rent per occupied unit for the quarter decreased 2.4% compared to the first quarter of 2002 and 0.7%, versus last quarter. While recent revisions to year ended 2002 job data showed that Chicago lost fewer jobs than was previously reported, the metro area remained down almost 27,000 jobs from 2001.

     AUSTIN posted the largest decline in performance from a year ago, with same store total revenue down 8.9%, expenses up 1.5% and NOI down 16.2% for the first quarter of 2003 compared to the same period in 2002. Physical occupancy decreased to 90.7% from 92.1% in the fourth quarter of 2002, a drop of 1.4% while same community collected rent per occupied unit fell 0.7% from last quarter. The primary challenge for Austin is the absorption of a significant new supply pipeline, as approximately 7,000 units will be delivered in 2003.

     Same community total revenue in KANSAS for the first quarter of 2003 declined 4.1% compared to the first quarter of 2002 with NOI down 4.3% over comparable periods. Expenses in the current quarter compared to last year declined 3.8%, in part due to favorable variances in real estate taxes. Total revenue and NOI was down 1.7% and 8.1%, respectively, from the fourth quarter of 2002. Same community collected rent per occupied unit decreased 3.5% from the same period of a year ago. Revisions from the Bureau of Labor Statistics ("BLS") showed that Kansas City lost more jobs in 2002 than previously reported, with the new figures showing 18,300 jobs lost during the year compared to the 6,300 previously reported. Physical occupancy decreased to 89.5% from 91.1% in the fourth quarter of 2002 but is in line with a year ago.

     Same community total revenue for INDIANAPOLIS for the first quarter of 2003 declined 1.6% and 2.2% compared to the same period last year and to the fourth quarter of 2002, respectively. NOI for the current quarter declined by 8.2%, with a 9.6% increase in expenses, primarily due to snow removal and utilities costs, compared to 2002. Physical occupancy of 89.4% was down 1.9% compared to the last quarter and down 1.0% relative to the same quarter a year ago. Same community collected rent per occupied unit fell 1.5% from year ago levels. Job growth in Indianapolis was weaker than originally projected as benchmarking revisions from the BLS reported a loss of 16,900 jobs in 2002 (revised from - 7,000) or -1.9%.

     HOUSTON performed better than most AMLI markets compared to a year ago, but posted the largest total revenue decrease compared to the fourth quarter of 2002 due to the occupancy pressure caused by significant new supply additions. Total revenue was down 3.6% compared to a year ago and 3.1% compared to the previous quarter. Same community collected rent per unit decreased 1.5% from the same period a year ago. Occupancy for the quarter averaged 89.0%, down 2.1% from the fourth quarter of 2002 occupancy of 91.1% and down 1.7% compared to the first quarter of last year. M/PF Research, Inc. reports that nearly 8,800 new units were added in the last year, with over 1,500 delivered in the first quarter of 2003. The entire Houston market experienced negative absorption (net 4,200 move-outs) for the quarter, pushing the average for the Houston Metropolitan Statistical Area to 90.8%, the lowest occupancy level in three years.

     The same community universe in DENVER now encompasses two communities totaling 742 units. Same community total revenue for the first quarter of 2003 was down 6.9% compared to the first quarter of 2002 and 1.8% compared to the last quarter. The current quarter's expenses declined 8.2% versus last year's first quarter. NOI declined 6.3% respectively compared to last year, but was up 5.4% versus last quarter, the highest quarter over quarter NOI increase in our portfolio. Physical occupancy averaged 86.8%, down 2.6% from the fourth quarter and 1.3% from a year ago. Same community collected rent per occupied unit was down 5.6% versus the first quarter of last year and 0.4% versus last quarter. In 2002 the metro lost 16,100 jobs, on top of the 43,500 lost the year before. In addition, M/PF Research, Inc. reports 11,555 units in the construction pipeline as of January 2003, making for an extremely challenging environment for the next 12-18 months.


OTHER COMMUNITY REVENUES

     Includes non-rental income items such as revenues from parking garages and carports, laundry facilities, washer/dryer rentals, phone and cable, vending, application fees, late fees, termination fees, month-to-month fees, pet charges and other such items.


TOTAL OPERATING COSTS PER SAME STORE APARTMENT HOME

     The following summarizes the combined cost of operating expenses and capital expenditures (excluding acquisition capital expenditures, as described below) per apartment home for the Company's Same Store Wholly-owned communities and Co-investment communities (at 100%) for the three months ended March 31, 2003 and 2002:

                            Three Months Ended March 31, 2003
                  ---------------------------------------------------
                                 Co-investment
                     Wholly-owned  Communities             Per Unit
                      Communities    at 100%     Total   (annualized)
                     ------------ ------------ --------- ------------
Community operating
  expenses. . . . . .   $ 10,128       13,428     23,556       3,821
Capital expenditures.        863          606      1,469         238
                        ========     ========   ========    ========
Number of Same Store
  apartment homes . .     11,339       13,319     24,658
                        ========     ========   ========
Number of Same Store
  communities . . . .         30           36         66
                        ========     ========   ========

                           Three Months Ended March 31, 2002
                  ---------------------------------------------------
                                 Co-investment
                     Wholly-owned  Communities             Per Unit
                      Communities    at 100%     Total   (annualized)
                     ------------ ------------ --------- ------------
Community operating
  expenses. . . . . .   $ 10,076       13,368     23,444       3,803
Capital expenditures.        915          591      1,506         244
                        ========     ========   ========    ========
Number of Same Store
  apartment homes . .     11,339       13,319     24,658
                        ========     ========   ========
Number of Same Store
  communities . . . .         30           36         66
                        ========     ========   ========

SAME STORE OPERATING EXPENSES

     The following shows detail of operating expenses for the Company's Same Store Wholly-owned communities and Co-investment communities (at 100%) for the three months ended March 31, 2003 and 2002:
                                                        Per Unit
                               Three Months Ended     (annualized)
                              ------------------- -------------------
                                 2003      2002      2003      2002
                               --------  --------  --------  --------
OPERATING EXPENSES
 Personnel. . . . . . . . . .  $  5,476     5,767       888       936
 Advertising and promotion. .     1,101     1,113       179       181
 Utilities. . . . . . . . . .     1,639     1,592       266       258
 Building repairs and
  maintenance and services. .     2,417     2,004       392       325
 Landscaping and grounds
  maintenance . . . . . . . .     1,005     1,000       163       162
 Real estate taxes. . . . . .     8,152     8,243     1,322     1,337
 Insurance. . . . . . . . . .     1,031       964       167       156
 Property management fees . .     2,136     2,182       347       354
 Other operating expenses . .       599       579        97        94
                               --------  --------   -------   -------
    Total . . . . . . . . . .  $ 23,556    23,444     3,821     3,803
                               ========  ========   =======   =======

     The following provides additional detail for certain of the above expenditures for the three months ended March 31, 2003 and 2002. Note that actual expenses in some categories for the full year ended December 31, 2003 and 2002 will be different than the annualized Per Unit amounts shown due to seasonal effects.
                                                        Per Unit
                               Three Months Ended     (annualized)
                              ------------------- -------------------
                                 2003      2002      2003      2002
                               --------  --------  --------  --------
BUILDING REPAIRS AND MAINTENANCE
 Painting (interior). . . . .  $    469       436        76        71
 Painting (exterior). . . . .        28         7         5         1
 Carpet and vinyl . . . . . .       348       270        56        44
 Wallpaper and mini-blinds. .        56        46         9         7
 Carpentry, glass and hardware      136       104        22        17
 Heating and air conditioning        49        36         8         6
 Plumbing . . . . . . . . . .        90        93        15        15
 Appliances . . . . . . . . .        63        52        10         9
 Electrical . . . . . . . . .        80        59        13         9
 Parking lots/resurfacing . .        33         6         5         1
 Swimming pools and amenity
  areas . . . . . . . . . . .       110        96        18        16
 Other repairs and
  maintenance . . . . . . . .       288       206        47        33
                               --------  --------  --------  --------
   Total. . . . . . . . . . .     1,750     1,411       284       229
                               --------  --------  --------  --------

CONTRACT SERVICES
 Property monitoring services       167       144        27        23
 Rubbish collection services.        57        98         9        16
 Cleaning services. . . . . .       188       161        31        26
 Pest control services. . . .        70        65        11        11
 Snow removal . . . . . . . .       180       112        29        18
 Other services . . . . . . .         5        13         1         2
                               --------  --------  --------  --------
   Total. . . . . . . . . . .       667       593       108        96
                               --------  --------  --------  --------
   Total building repairs
     and maintenance and
     services . . . . . . . .  $  2,417     2,004       392       325
                               ========  ========  ========  ========

                                                        Per Unit
                               Three Months Ended     (annualized)
                              ------------------- -------------------
                                 2003      2002      2003      2002
                               --------  --------  --------  --------
LANDSCAPING AND
 GROUND MAINTENANCE
 Lawn maintenance . . . . . .  $    628       702       102       114
 All other. . . . . . . . . .       377       298        61        48
                               --------  --------  --------  --------
    Total . . . . . . . . . .  $  1,005     1,000       163       162
                               ========  ========  ========  ========


CAPITAL EXPENDITURES

General

     Capital expenditures are those made for assets having a useful life in excess of one year and include replacements, including carpeting and appliances, and betterments, such as unit upgrades, enclosed parking facilities and similar items.

     In general, the Company expenses any expenditure less than $2.5. The following summarizes capital expenditures incurred in connection with the Company's portfolio of Same Store Wholly-owned communities and Co-investment communities (at 100%) for the three months ended March 31, 2003 and 2002.

                            Three Months Ended March 31, 2003
                  ---------------------------------------------------
                                 Co-investment
                     Wholly-owned Communities              Per Unit
                      Communities   at 100%      Total   (annualized)
                     ------------------------- ----------------------
CAPITAL EXPENDITURES
 Carpet . . . . . . .   $    402          362        764         124
 Roof replacements
  and improvements. .         57            8         65          11
 HVAC and maintenance
  equipment . . . . .        110          109        219          35
 Land improvements,
  landscaping and
  irrigation. . . . .         29           17         46           7
 Building improve-
  ments . . . . . . .         61           41        102          16
 Clubhouse, pool and
  other amenities . .         77           26        103          17
 Major appliances . .         54           26         80          13
 Furniture, fixtures
  and equipment . . .         41            8         49           8
 Other. . . . . . . .         32            9         41           7
                        --------     --------   --------     -------
    Total . . . . . .   $    863          606      1,469         238
                        ========     ========   ========     =======

                            Three Months Ended March 31, 2002
                  ---------------------------------------------------
                                 Co-investment
                     Wholly-owned Communities              Per Unit
                      Communities   at 100%      Total   (annualized)
                     ------------------------- ----------------------
CAPITAL EXPENDITURES
 Carpet . . . . . . .   $    416          391        807         131
 Roof replacements
  and improvements. .        236          --         236          38
 HVAC and maintenance
  equipment . . . . .         77           83        160          26
 Land improvements,
  landscaping and
  irrigation. . . . .         21           21         42           7
 Building improve-
  ments . . . . . . .         23           16         39           7
 Clubhouse, pool and
  other amenities . .         30           15         45           7
 Major appliances . .         48           14         62          10
 Furniture, fixtures
  and equipment . . .         25           26         51           8
 Other. . . . . . . .         39           25         64          10
                        --------     --------   --------     -------
    Total . . . . . .   $    915          591      1,506         244
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

     The following summarizes capital expenditures incurred in connection with upgrading or improving newly acquired Wholly-owned and Co-investment communities for the three months ended March 31, 2003 and 2002;

                                Three Months Ended March 31, 2003
                             ----------------------------------------
                                            Co-investment
                                Wholly-owned Communities
                                 Communities   at 100%       Total
                                -------------------------  ----------

Building improvements . . . .      $    116           81         197
Land improvements, landscaping
  and irrigation. . . . . . .            22            5          27
Parking lot . . . . . . . . .             7           22          29
Signage . . . . . . . . . . .             3           12          15
Clubhouse, pool and other
  amenities . . . . . . . . .            16          --           16
HVAC and maintenance equipment           16           12          28
Other . . . . . . . . . . . .             1           26          27
                                   --------     --------    --------
                                   $    181          158         339
                                   ========     ========    ========

                                Three Months Ended March 31, 2002
                             ----------------------------------------
                                            Co-investment
                                Wholly-owned Communities
                                 Communities   at 100%       Total
                                -------------------------  ---------

Land improvements, landscaping
  and irrigation. . . . . . .      $     87          --           87
Signage . . . . . . . . . . .            12           12          24
Clubhouse, pool and other
  amenities . . . . . . . . .            89           26         115
HVAC and maintenance equipment           26            1          27
Other . . . . . . . . . . . .            30            9          39
                                   --------     --------    --------
                                   $    244           48         292
                                   ========     ========    ========


COMPARISON OF THREE MONTHS ENDED MARCH 31, 2003 TO THREE MONTHS ENDED MARCH 31, 2002.

     Income from continuing operations before minority interest decreased to $4,079 for the three months ended March 31, 2003 from $6,661 for the three months ended March 31, 2002 which was primarily attributable to higher operating expenses, interest expense, depreciation, and general and administrative expenses.

     The following table shows comparative condensed results of operations for the three months ended March 31, 2003 and 2002:

                                   Three Months Ended
                                        March 31,
                                  ---------------------    Increase
                                     2003        2002     (Decrease)
                                   --------    --------   ---------

Community revenues. . . . . . . .  $ 27,083      26,522         561
Other income. . . . . . . . . . .     2,067       2,750        (683)
                                   --------    --------     -------
    Total revenues. . . . . . . .    29,150      29,272        (122)
                                   --------    --------     -------

Community operating expenses. . .    11,321      10,085       1,236
Interest expense and amortiza-
  tion of financing costs . . . .     6,492       5,946         546
Depreciation. . . . . . . . . . .     5,518       5,040         478
General and administrative. . . .     1,740       1,540         200
                                   --------    --------     -------
    Total expenses. . . . . . . .    25,071      22,611       2,460
                                   --------    --------     -------
Income from continuing operations
  before minority interest. . . .     4,079       6,661      (2,582)
Minority interest . . . . . . . .       371         779        (408)
                                    -------    --------     -------
Income from continuing operations,
  net of minority interest. . . .     3,708       5,882      (2,174)
                                    -------    --------     -------
Income from discontinued
  operations, net of minority
  interest. . . . . . . . . . . .     --            778        (778)
                                    -------    --------     -------
Net income. . . . . . . . . . . .   $ 3,708       6,660      (2,952)
                                    =======    ========     =======

     The Company operates, owns and manages apartments in eight metropolitan areas. A combination of an over-supply of rental apartments in the Company's markets, coupled with a general business slow-down has contributed to overall decline in collected revenue.

     Total community revenue increased by $561, or 2.1%.  This increase was primarily from the 383 apartment homes acquired during 2002 and 538 apartment homes at AMLI at Verandah which was acquired by redemption of our partner's interest in 2003. In addition, leasing commenced on 322 apartment homes developed by the Company during the period from January 1,
2002 through March 31, 2003.   On a same community basis, total community
revenue decreased by $1,827, or 6.9%, and NOI decreased by $1,878, or 11.4%.

     Other income decreased by $683, or 25%, primarily due to lower income from partnerships and development fees earned from partnerships. This decrease was offset in part by lower loss from the Service Companies. Income from partnerships decreased by $572, or 28.2%. This decrease was a result of the sales of three communities during 2002 and the decline in general economic conditions. The decrease in income was offset in part by the acquisition of two stabilized communities through two new co-investment partnerships and stabilization of 916 units of three communities under development in 2003 and 2002. On a same community basis, total community revenue decreased by $1,345, or 3.8%, and NOI decreased by $1,405, or 6.4%.

     Community operating expenses increased by $1,236, or 12.3%. This increase was principally due to increases in interior painting, carpet replacements, snow removal, safety services and apartment cleaning, and real estate tax expense partially as a result of the acquisition of two communities in 2002 and redemption of our partner's interest in a co-investment partnership in 2003. On a same community basis, community operating expenses increased by $52, or 0.5%.

     Interest expense, including amortization of financing costs, net of the amounts capitalized, increased to $6,492 from $5,946, or 9.2%. The increase was primarily due to increased borrowings from the unsecured line of credit (to fund a Service Company's wholly-owned development costs) and a loan assumed by AMLI upon redemption of its partner's interest in AMLI at Verandah in accordance with the partnership agreement.

     General and administrative expenses increased by $200, or 13.0%. The increase was due primarily to higher compensation costs, increased accounting fees and increased costs relating to abandoned development efforts.


LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2003, the Company had $2,860 in cash and cash equivalents and $86,000 in availability under its $200,000 unsecured line of credit. The availability under the line of credit is based on total borrowings of $114,000. Standard loan covenants may further limit the Company's total availability under the line of credit. AMLI is of the opinion that during 2003 it will be able to borrow at least $175,000 under its line of credit, and that its total borrowing needs under the line of credit will not exceed this amount. Borrowings under the line of credit bear interest at a rate of LIBOR plus 1.05%. The Company has fixed the rate on up to $25,000 of borrowings on its line of credit at an average rate of 6.42% plus 1.05% under interest rate swap contracts expiring in September and October 2004.

     The Company intends to complete negotiations regarding a new $200,000 line of credit during May 2003. At March 31, 2003, fourteen of the Company's Wholly-owned stabilized communities are unencumbered. There are no fixed-rate loans on wholly-owned communities with maturity dates prior to April 2004.

     Net cash flows provided by operating activities for the three months ended March 31, 2003 were $11,642 compared to $10,143 for the three months ended March 31, 2002. The increase was primarily due to higher distributions from co-investment partnerships offset in part by higher interest expense as a result of the Company's increased short-term borrowings and a loan secured by the first mortgage on AMLI at Verandah that was assumed as of January 1, 2003.

     Cash flows used in investing activities for the three months ended March 31, 2003 increased to $20,700 from $7,637 for the three months ended March 31, 2002. The increase is primarily due to an acquisition of a 65% interest the Company did not already own in a community previously owned by a co-investment partnership and a loan to a co-investment partnership. In addition, expenditures for development costs increased by $1,048.

     Net cash flows provided by financing activities for the three months ended March 31, 2003 were $9,496 compared to cash flows used in financing activities of $5,981 for the three months ended March 31, 2002. This change resulted from the Company's higher borrowings in 2003 compared to 2002.

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

     FFO for the three months ended March 31, 2003 and 2002 is summarized as follows:
                                                     March 31,
                                             ------------------------
                                                 2003         2002
                                              ----------   ----------
     Net income . . . . . . . . . . . . . . . $    3,708        6,660
     Income from discontinued operations,
       net of minority interest . . . . . . .      --            (778)
     Minority interest. . . . . . . . . . . .        371          779
                                              ----------   ----------
     Income from continuing operations
       before minority interest . . . . . . .      4,079        6,661
     Income from discontinued operations
       before minority interest . . . . . . .      --             937
     Depreciation (1) . . . . . . . . . . . .      5,518        5,362
     Share of co-investment partnerships'
       depreciation . . . . . . . . . . . . .      3,120        2,868
                                              ----------   ----------
     FFO. . . . . . . . . . . . . . . . . . . $   12,717       15,828
                                              ==========   ==========
     Weighted average shares and units
       including dilutive shares. . . . . . . 24,308,052   26,007,730
                                              ==========   ==========

     (1) Includes discontinued operations of $322 for the three months ended March 31, 2002.

     The Company expects to pay quarterly dividends primarily from cash available for distribution and other cash on hand. Until distributed, funds available for distribution are used to temporarily reduce outstanding balances on the Company's revolving lines of credit.

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

     The Company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to Federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. In 2002, the Company distributed approximately 100% of its taxable income, comprised of $1.92 per share from 2002 and $0.17 per share representing the portion of the 2003 distribution as a throwback dividend to 2002. The Company's current dividend payment level equals an annual rate of $1.92 per common share. The Company anticipates that all dividends paid in 2003 will be fully taxable, and it will distribute at least 100% of the taxable income.

     The Company has recorded no deferred taxes on gains for financial reporting purposes that have been deferred for income tax reporting purposes because the Company intends to distribute to its shareholders any deferred tax gain upon ultimate realization for income tax reporting purposes.

     The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities and repayment of loans for construction, development and acquisition activities through the issuance of long-term secured and unsecured debt and additional equity securities of the Company or OP Units or through sales of assets. As of March 31, 2003, the Company has a balance of $71,533 that it may issue as common shares or preferred shares in the future under its shelf registration statement.

COMPANY INDEBTEDNESS

     The Company's debt as of March 31, 2003 includes $287,700 which is secured by first mortgages on seventeen of the wholly-owned communities and is summarized as follows:
                          SUMMARY DEBT TABLE
                          ------------------

Type of              Weighted Average         Outstanding   Percent
Indebtedness           Interest Rate            Balance     of Total
------------         ----------------         -----------   --------
Fixed-Rate
Mortgages                  7.1%                 $287,700      62.8%

Tax-Exempt        Tax-Exempt Rate + 1.25%         50,250      11.0%
Bonds (1)         Tax-Exempt Rate + 1.27%

Line of
Credit (2)             LIBOR + 1.05%             114,000      24.9%

Other (3)                  2.1%                    6,000       1.3%
                                                --------     ------
     Total                                      $457,950     100.0%
                                                ========     ======
--------------------

(1) The tax-exempt bonds bear interest at a variable tax-exempt rate that is adjusted weekly based on the re-marketing of these bonds (1.35% for AMLI at Spring Creek and for 1.38% AMLI at Poplar Creek at
     April 24, 2003). The AMLI at Spring Creek bonds mature on October 1, 2024 and the related credit enhancement expires on October 15, 2003. The AMLI at Poplar Creek bonds mature on February 1, 2024 and the related credit enhancement expires on December 18, 2003.

(2) Amounts borrowed under lines of credit are due in 2003. The interest rate on $25,000 has been fixed pursuant to interest rate swap contracts.

(3) Excess cash balances of the co-investment partnerships invested with AMLI at AMLI's borrowing rate under its unsecured line of credit, less 37.5 basis points to cover costs of administration. The average interest rate for the three months ended March 31, 2003 was 2.11375%.

DEVELOPMENT ACTIVITIES

     The Company anticipates completing the $28,400 development of AMLI Carmel Center in the second quarter of 2003. Initial rental operations commenced in the third quarter of 2002.

     At March 31, 2003, the Company has made capital contributions totaling $31,502 to the co-investment partnerships currently having development of communities underway, and anticipates funding substantially all of its remaining commitment (net of its share of co-investment debt) of $2,773 during 2003 to complete the 1,919 apartment homes being developed by co-investment partnerships.

     The Service Companies currently have two communities under development with an estimated development cost of $42,200 which the Company is funding from its cash flow or line of credit borrowings. The Service Companies intend to sell these two communities containing a total of 551 apartment homes.

     The Company's pipeline of new developments will continue to decrease; no more than one or two new developments are anticipated to commence in 2003.

     The Company owns land in Ft. Worth, Austin and Houston, Texas and Kansas City, Kansas, being held for the development of an additional 1,800 apartment homes, or for sale. In addition, the Service Companies own a total of 154 acres of land in Indiana and Texas that are held for sale.
The Company has made earnest money deposits for land parcels anticipated to be acquired and developed in future years.

     The Company has postponed active development planning for some of its land parcels in Houston and Forth Worth, Texas, until conditions in those particular submarkets are more favorable for development. The Company expensed costs associated with carrying these land parcels for the three months ended March 31, 2003 and 2002.

INFLATION

     Inflation has been low for the past several years. Virtually all apartment leases at the Wholly-owned communities and Co-investment communities are for six or twelve months' duration. Absent other market influences, this enables the Company to pass along inflationary increases in its operating expenses on a timely basis. Because the Company's community operating expenses (exclusive of depreciation and amortization) are approximately 43.7% of rental and other revenue, increased inflation typically results in comparable increases in income before interest and general and administrative expenses. However, since 2002, the increases in costs and expenses combined with decreases in income resulted in decreased income before interest and general and administrative expenses. It appears likely that this trend will continue in 2003.

     An increase in general price levels may immediately precede, or accompany, an increase in interest rates. At March 31, 2003, the Company's exposure to rising interest rates (including the Company's proportionate share of its co-investment partnerships' expense) was mitigated by the existing debt level of approximately 45.3% of the Company's total market capitalization (55.0% including the Company's share of co-investment partnerships' debt), the high percentage of intermediate-term fixed-rate debt (62.8% of total debt), and the use of interest rate swaps to effectively fix the interest rate on $15,000 through September 2004 and $10,000 through October 2004 (5.5% of total debt).

DISCONTINUED OPERATIONS

     There was no community sold or held for sale during the three months ended March 31, 2003. Two rental communities were sold in 2002; condensed financial information of the results of operations for these communities for the three months ended March 31, 2002 is as follows:

Total community revenue . . . . . . . . . . . . . .  $ 2,123
                                                     -------

Community operating expenses. . . . . . . . . . . .      864

Depreciation expense. . . . . . . . . . . . . . . .      322
                                                     -------
Total expenses. . . . . . . . . . . . . . . . . . .    1,186
                                                     -------
Income from discontinued operations before
  minority interest . . . . . . . . . . . . . . . .      937

Minority interest . . . . . . . . . . . . . . . . .      159
                                                     -------
Income from discontinued operations,
  net of minority interest. . . . . . . . . . . . .  $   778
                                                     =======

OTHER MATTERS

     Derivative instruments reported as liabilities on the Consolidated Balance Sheets totaled $1,870 and $2,379 as of March 31, 2003 and
December 31, 2002, respectively, a $509 decrease. The derivative instruments reported on the Consolidated Balance Sheets as "Accumulated other comprehensive income (loss)", which are gains and losses not affecting retained earnings in the Consolidated Statement of Shareholders' Equity totaled $2,786 and $3,283 as of March 31, 2003 and December 31, 2002, respectively, a $497 decrease. The adjustments to the shareholders' equity include $1,419 and $1,491 of the Company's share of Other comprehensive loss of two co-investment partnerships as of March 31, 2003 and December 31, 2002, respectively. In addition, the unamortized deferred gain of $469 and $507 from a Treasury lock contract was included in Other comprehensive income adjustments as of March 31, 2003 and December 31, 2002, respectively.

     As of March 31, 2003, $668 of unamortized goodwill (of $3,300 total incurred upon completion of a 1997 acquisition) is included in the accounts of the Service Company's consolidated subsidiary. The Company has tested this goodwill and no impairment existed at March 31, 2003. In addition, as of December 31, 2002, the Company allocated $434 (of total $700 acquisition cost of the Service Company subsidiaries' controlling interests not already owned) to the cost of property management contracts, which the Company is amortizing over a five-year period.

     The Company commenced reporting the value of stock options as a charge against earnings for options awarded subsequent to January 1, 2002. There were 412,750 options awarded on December 30, 2002, the value of which the Company will expense over five years.

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

     AMLI acquires and develops multifamily communities in co-investment joint ventures with partners, primarily institutional investors such as insurance companies, endowments, foundations, and public and corporate pension funds. AMLI's ownership interests in these unconsolidated co-investment partnerships range from 10% to 75%. As of December 31, 2002, there were 46 co-investment partnerships and none was entered into by the Company during the three months ended March 31, 2003.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                                  OCCUPANCY

     The following is a listing of approximate physical occupancy levels at the end of each quarter for the
Company's Wholly-Owned Communities and Co-Investment Communities:

                                                             2003                      2002
Location/Community           Company's   Number   ----------------------------------------------------
------------------          Percentage     of        at    at     at     at    at     at    at     at
Wholly-owned Communities     Ownership    Units    12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
------------------------    ----------   -------   ----- -----  -----  ----- -----  ----------- ------

Dallas/Ft. Worth, TX
 AMLI:
   at Bent Tree . . . . . . .  100%        500                           88%   88%    87%   93%    94%
   at Bishop's Gate . . . . .  100%        266                           88%   89%    91%   93%    95%
   at Chase Oaks. . . . . . .  100%        250                           93%   85%    88%   87%    97%
   at Gleneagles. . . . . . .   N/A        N/A                           N/A   N/A    N/A   90%    92%
   on the Green . . . . . . .  100%        424                           90%   90%    95%   90%    90%
   at Nantucket . . . . . . .  100%        312                           94%   91%    85%   93%    94%
   of North Dallas. . . . . .  100%      1,032                           88%   85%    87%   91%    92%
   at Stonebridge Ranch . . .  100%        250                           88%   72%    80%   88%    90%
   at Shadow Ridge. . . . . .  100%        222                           83%   82%    93%   87%    89%
   at Valley Ranch. . . . . .  100%        460                           90%   89%    90%   84%    89%
   Upper West Side. . . . . .  100%        194                           94%   95%    96%   94%    N/A
   7th Street Station . . . .  100%        189                           87%   92%    N/A   N/A    N/A
   at Verandah. . . . . . . .  100%        538                           92%   N/A    N/A   N/A    N/A
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         4,637                           89%   87%    90%   90%    92%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----

Austin, TX
 AMLI:
   in Great Hills . . . . . .  100%        344                           90%   90%    92%   91%    89%
   at Lantana Ridge . . . . .  100%        354                           88%   89%    91%   93%    90%
   at StoneHollow . . . . . .  100%        606                           93%   93%    95%   94%    93%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,304                           91%   91%    93%   93%    91%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----

Houston, TX
AMLI:
 at the Medical Center. . . .  100%        334                           86%   88%    94%   97%    94%
 at Western Ridge . . . . . .   N/A        N/A                           N/A   N/A    92%   94%    94%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                           334                           86%   88%    93%   95%    94%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----





                                                             2003                      2002
                             Company's   Number   ----------------------------------------------------
                            Percentage     of        at    at     at     at    at     at    at     at
Location/Community           Ownership    Units    12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
------------------          ----------   -------   ----- -----  -----  ----- -----  ----------- ------
Atlanta, GA
 AMLI:
  at Clairmont. . . . . . . .  100%        288                           92%   89%    92%   89%    94%
  at Killian Creek. . . . . .  100%        256                           89%   91%    92%   93%    95%
  at Park Creek . . . . . . .  100%        200                           87%   90%    91%   95%    83%
  at Towne Creek. . . . . . .  100%        150                           86%   86%    81%   90%    93%
  on Spring Creek . . . . . .  100%      1,180                           86%   90%    88%   87%    90%
  at Vinings. . . . . . . . .  100%        360                           89%   89%    91%   93%    93%
  at West Paces . . . . . . .   100%       337                           94%   94%    95%   88%    91%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         2,771                           88%   90%    90%   89%    91%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----

Kansas City, KS
 AMLI:
   at Centennial Park . . . .  100%        170                           91%   87%    91%   92%    89%
   at Lexington Farms . . . .  100%        404                           91%   92%    91%   93%    92%
   at Regents Center. . . . .  100%        424                           90%   91%    91%   94%    89%
   at Town Center . . . . . .  100%        156                           87%   94%    91%   92%    94%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,154                           90%   91%    91%   93%    91%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
Indianapolis, IN
 AMLI:
   at Conner Farms. . . . . .  100%        300                           87%   87%    88%   92%    90%
   at Eagle Creek . . . . . .  100%        240                           88%   90%    96%   93%    93%
   at Riverbend . . . . . . .  100%        996                           88%   91%    93%   94%    94%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,536                           88%   90%    92%   93%    93%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
Chicago, IL
 AMLI:
   at Poplar Creek. . . . . .  100%        196                           95%   88%    91%   95%    94%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----

Denver, CO
 AMLI:
   at Gateway Park. . . . . .  100%        328                           88%   92%    92%   90%    89%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
Total wholly-owned
  communities . . . . . . . .           12,260                         89.1% 89.1%  90.7% 91.2%  91.8%
                                        ======     ===== =====  =====  ===== =====  ===== =====  =====




                                                             2003                      2002
                             Company's   Number   ----------------------------------------------------
                            Percentage     of        at    at     at     at    at     at    at     at
Location/Community           Ownership    Units    12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
------------------          ----------   -------   ----- -----  -----  ----- -----  ----------- ------

Co-investment Communities:
--------------------------

Dallas, TX
 AMLI:
   at Deerfield . . . . . . .   25%        240                           89%   85%    91%   89%    93%
   at Fossil Creek. . . . . .   25%        384                           91%   92%    94%   92%    91%
   at Oak Bend. . . . . . . .   40%        426                           92%   88%    91%   91%    92%
   on the Parkway . . . . . .   25%        240                           92%   87%    87%   88%    92%
   at Prestonwood Hills . . .   45%        272                           92%   89%    94%   92%    93%
   on Timberglen. . . . . . .   40%        260                           96%   84%    89%   92%    94%
   at Verandah. . . . . . . .   N/A        N/A                           N/A   90%    93%   93%    92%
   on Frankford . . . . . . .   45%        582                           94%   91%    91%   96%    94%
   at Breckinridge Point. . .   45%        440                           92%   92%    91%   94%    90%
   at Bryan Place . . . . . .   48%        420                           85%   80%    86%   90%    N/A
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                         3,264                           91%   88%    91%   92%    92%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Austin, TX
 AMLI:
   at Wells Branch. . . . . .   25%        576                           89%   87%    91%   92%    92%
   at Scofield Ridge. . . . .   45%        487                           89%   92%    91%   89%    88%
   at Monterey Oaks . . . . .   25%        430                           90%   94%    95%   92%    92%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,493                           89%   91%    92%   91%    91%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Houston, TX
 AMLI:
   at Champions Centre. . . .   N/A        N/A                           N/A   N/A    N/A   N/A    98%
   at Champions Park. . . . .   N/A        N/A                           N/A   N/A    N/A   N/A    91%
   at Greenwood Forest. . . .   N/A        N/A                           N/A   N/A    N/A   92%    92%
   Midtown. . . . . . . . . .   45%        419                           93%   88%    90%   93%    91%
   Towne Square . . . . . . .   45%        380                           91%   89%    89%   95%    90%
                                                                             lease  lease lease  lease
   at Kings Harbor. . . . . .   25%        300                           84%   up     up    up     up
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,099                           90%   88%    90%   94%    92%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----




                                                             2003                      2002
                             Company's   Number   ----------------------------------------------------
                            Percentage     of        at    at     at     at    at     at    at     at
Location/Community           Ownership    Units    12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
------------------          ----------   -------   ----- -----  -----  ----- -----  ----------- ------

Atlanta, GA
 AMLI:
   at Barrett Lakes . . . . .   35%        446                           94%   94%    94%   93%    91%
   at Northwinds. . . . . . .   35%        800                           92%   90%    91%   92%    93%
   at River Park. . . . . . .   40%        222                           93%   93%    95%   90%    95%
   at Willeo Creek. . . . . .   30%        242                           95%   86%    88%   91%    88%
   at Windward Park . . . . .   45%        328                           92%   96%    93%   91%    91%
   at Peachtree City. . . . .   20%        312                           95%   90%    89%   86%    86%
   at Lost Mountain . . . . .   75%        164                           94%   87%    92%   91%    95%
   at Park Bridge . . . . . .   25%        352                           89%   89%    94%   94%    92%
                                                                                                 lease
   at Mill Creek. . . . . . .   25%        400                           94%   95%    90%   94%    up
                                                                                    lease lease  lease
   at Kedron Village. . . . .   20%        216                           91%   92%    up    up     up
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         3,482                           93%   91%    92%   92%    91%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----

Kansas City, KS
 AMLI:
   at Regents Crest . . . . .   25%        476                           87%   88%    92%   95%    90%
   Creekside. . . . . . . . .   25%        224                           88%   92%    90%   96%    94%
   at Wynnewood Farms . . . .   25%        232                           90%   89%    89%   91%    91%
   at Summit Ridge. . . . . .   25%        432                           86%   90%    93%   94%    90%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,364                           88%   89%    92%   94%    91%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Indianapolis, IN
 AMLI:
   on Spring Mill . . . . . .  20%
                           residual        400                           91%   90%    89%   87%    84%
   at Lake Clearwater . . . .  25%         216                           91%   88%    91%   91%    92%
   at Castle Creek. . . . . .  40%         276                           84%   89%    92%   95%    89%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                           892                           89%   89%    91%   90%    87%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----





                                                             2003                      2002
                             Company's   Number   ----------------------------------------------------
                            Percentage     of        at    at     at     at    at     at    at     at
Location/Community           Ownership    Units    12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
------------------          ----------   -------   ----- -----  -----  ----- -----  ----------- ------

Chicago, IL
 AMLI:
   at Chevy Chase . . . . . .   33%        592                           90%   91%    93%   94%    93%
   at Danada Farms. . . . . .   10%        600                           90%   89%    90%   93%    93%
   at Fox Valley. . . . . . .   25%        272                           91%   83%    97%   93%    85%
   at Windbrooke. . . . . . .   15%        236                           91%   88%    90%   95%    98%
   at Oakhurst North. . . . .   25%        464                           91%   86%    89%   93%    86%
   at St. Charles . . . . . .   25%        400                           88%   87%    89%   89%    88%
   at Osprey Lake . . . . . .   69%        483                           88%   81%    86%   90%    93%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                         3,047                           89%   87%    90%   92%    91%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Denver, CO
 AMLI:
   at Lowry Estates . . . . .   50%        414                           88%   86%    89%   88%    87%
   at Park Meadows. . . . . .   25%        518                           73%   76%    80%   81%    N/A
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                           932                           79%   80%    84%   84%    87%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Total co-investment
  communities . . . . . . . .           15,573                         88.4% 88.5%  90.6% 91.7%  90.9%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Total . . . . . . . . . . . .           27,833                         89.5% 88.7%  90.6% 91.5%  91.3%
                                       =======     ===== =====  =====  ===== =====  ===== =====  =====




PART II.  OTHER INFORMATION


ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed during the quarter ended March 31, 2003. The Exhibits filed as part of this report are listed below.


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



                            AMLI RESIDENTIAL PROPERTIES TRUST




Date:  May 13, 2003         By:   /s/ CHARLES C. KRAFT
                                  -----------------------------------
                                  Charles C. Kraft
                                  Principal Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Date:  May 13, 2003         By:   /s/ ALLAN J. SWEET
                                  -----------------------------------
                                  Allan J. Sweet
                                  President and Trustee




Date:  May 13, 2003         By:   /s/ PHILIP N. TAGUE
                                  -----------------------------------
                                  Philip N. Tague
                                  Executive Vice President
                                  and Trustee




Date:  May 13, 2003         By:   /s/ ROBERT J. CHAPMAN
                                  -----------------------------------
                                  Robert J. Chapman
                                  Principal Financial Officer




Date:  May 13, 2003         By:   /s/ CHARLES C. KRAFT
                                  -----------------------------------
                                  Charles C. Kraft
                                  Principal Accounting Officer

                             CERTIFICATION


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




Date:May 13, 2003                 /s/  ALLAN J. SWEET
                                  ------------------------
                                  Allan J. Sweet
                                  President and Trustee

                             CERTIFICATION


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



Date:May 13, 2003                 /s/  PHILIP N. TAGUE
                                  ------------------------
                                  Philip N. Tague
                                  Executive Vice President
                                  and Trustee

                             CERTIFICATION


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



Date:May 13, 2003                 /s/  ROBERT J. CHAPMAN
                                  ---------------------------
                                  Robert J. Chapman
                                  Principal Financial Officer