Form 10-Q
period 2003-06-30
AMLI RESIDENTIAL PROPERTIES TRUST
filed 2003-08-12
CIK 914724

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.   20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



             For the Quarterly Period Ended June 30, 2003



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


The number of the Registrant's Common Shares of Beneficial Interest outstanding was 16,933,140 as of July 31, 2003.

                                 INDEX



PART I  FINANCIAL INFORMATION


Item 1.    Financial Statements

           Independent Accountants' Review Report . . . . . .     3

           Consolidated Balance Sheets as of
             June 30, 2003 (Unaudited) and
             December 31, 2002 (Audited). . . . . . . . . . .     4

           Consolidated Statements of Operations
             for the three and six months ended
             June 30, 2003 and 2002 (Unaudited) . . . . . . .     6

           Consolidated Statement of Shareholders'
             Equity for the six months ended
             June 30, 2003 (Unaudited). . . . . . . . . . . .     8

           Consolidated Statements of Cash Flows
             for the six months ended
             June 30, 2003 and 2002, (Unaudited). . . . . . .    10

           Notes to Consolidated Financial Statements
             (Unaudited). . . . . . . . . . . . . . . . . . .    12


Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations. .    35


Item 3.    Quantitative and Qualitative Disclosures
             About Market Risk. . . . . . . . . . . . . . . .    61


Item 4.    Controls and Procedures. . . . . . . . . . . . . .    61




PART II  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of
           Security Holders . . . . . . . . . . . . . . . . .    67

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    68



SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .    69



CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . . .    70

                INDEPENDENT ACCOUNTANTS' REVIEW REPORT
                --------------------------------------



Shareholders and Board of Trustees
AMLI Residential Properties Trust:


We have reviewed the accompanying consolidated balance sheet of AMLI Residential Properties Trust (the "Company") as of June 30, 2003, and the related consolidated statements of operations for the three and six month periods ended June 30, 2003 and 2002, the related consolidated statement of shareholders' equity for the six month period ended June 30, 2003, and the consolidated statements of cash flows for the six month periods ended
June 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management.

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






                                        KPMG LLP

Chicago, Illinois
July 29, 2003, except for
  note 10, which is as of
  August 11, 2003

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                   AMLI RESIDENTIAL PROPERTIES TRUST

                      CONSOLIDATED BALANCE SHEETS

                  JUNE 30, 2003 AND DECEMBER 31, 2002

               (Dollars in thousands, except share data)



                                          JUNE 30,      DECEMBER 31,
                                           2003            2002
                                         (UNAUDITED)     (AUDITED)
                                         -----------    ------------

ASSETS:
Rental communities:
  Land. . . . . . . . . . . . . . .         $105,098          97,700
  Depreciable property. . . . . . .          677,232         631,480
                                            --------      ----------
                                             782,330         729,180
  Less accumulated depreciation . .         (131,332)       (120,268)
                                            --------      ----------
                                             650,998         608,912

Rental communities under
  development . . . . . . . . . . .            --             24,943

Land held for development or sale,
  net of allowance for loss of
  $1,221 and $1,580, respectively .           12,604          14,158

Investments in partnerships . . . .          193,244         197,517

Cash and cash equivalents . . . . .            5,357           2,422
Deferred financing costs, net . . .            4,982           3,962
Service Companies' assets . . . . .           61,978          52,774
Other assets. . . . . . . . . . . .           24,384          16,166
                                            --------        --------
          Total assets                      $953,547         920,854
                                            ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Debt. . . . . . . . . . . . . . . .         $462,781         421,554
Distributions in excess of
  investments in and earnings from
  partnerships. . . . . . . . . . .            5,969           4,806
Other liabilities . . . . . . . . .           35,497          33,391
                                            --------        --------
          Total liabilities . . . .          504,247         459,751
                                            --------        --------

                   AMLI RESIDENTIAL PROPERTIES TRUST

                  JUNE 30, 2003 AND DECEMBER 31, 2002
               (Dollars in thousands, except share data)



                                          JUNE 30,      DECEMBER 31,
                                           2003            2002
                                         (UNAUDITED)     (AUDITED)
                                         -----------    ------------

Commitments and contingencies (note 11)

Mandatorily redeemable convertible
  preferred shares with an aggregate
  liquidation preference of $96,933
  and $96,949, respectively . . . .           93,247          93,247

Minority interest . . . . . . . . .           61,579          65,728


SHAREHOLDERS' EQUITY:
Series A Cumulative Convertible
  Preferred shares of beneficial
  interest, $0.01 par value,
  1,500,000 authorized, 1,200,000
  issued and 100,000 outstanding,
  (aggregate liquidation preference
  of $2,022 and $2,019, respectively)              1               1

Shares of beneficial interest,
  $0.01 par value, 145,375,000
  authorized, 16,928,640 and
  16,695,250 common shares issued
  and outstanding, respectively . .              169             167

Additional paid-in capital. . . . .          328,439         324,139

Unearned compensation . . . . . . .             (924)          --

Employees' and Trustees' notes. . .           (5,214)         (6,828)

Accumulated other comprehensive
  loss. . . . . . . . . . . . . . .           (2,514)         (3,283)

Dividends paid in excess of
  earnings. . . . . . . . . . . . .          (25,483)        (12,068)
                                            --------        --------
        Total shareholders'
          equity. . . . . . . . . .          294,474         302,128
                                            --------        --------
        Total liabilities and
          shareholders' equity. . .         $953,547         920,854
                                            ========        ========











     See accompanying notes to consolidated financial statements.

                   AMLI RESIDENTIAL PROPERTIES TRUST

                 CONSOLIDATED STATEMENTS OF OPERATIONS

           THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                              (UNAUDITED)
               (Dollars in thousands, except share data)


                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                 JUNE 30,             JUNE 30,
                           -------------------  --------------------
                             2003       2002       2003       2002
                           --------   --------   --------   --------
Rental operations:
 Revenue:
   Rental . . . . . . . .  $ 25,441     25,018     50,838     49,992
   Other. . . . . . . . .     2,040      1,662      3,726      3,210
                           --------   --------   --------   --------
                             27,481     26,680     54,564     53,202
                           --------   --------   --------   --------
 Expenses:
   Rental . . . . . . . .    11,974     10,913     23,295     20,998
   Interest and amorti-
    zation of deferred
    costs . . . . . . . .     6,253      6,242     12,745     12,188
   Depreciation . . . . .     5,546      5,110     11,064     10,150
                           --------   --------   --------   --------
                             23,773     22,265     47,104     43,336
                           --------   --------   --------   --------
                              3,708      4,415      7,460      9,866

Income from partnerships.     1,469      2,255      2,926      4,284
                           --------   --------   --------   --------
Income from rental
  operations. . . . . . .     5,177      6,670     10,386     14,150
                           --------   --------   --------   --------
Other income:
  Fee income. . . . . . .       512      1,260        968      1,847
  Other income. . . . . .       188         83        384        447
                           --------   --------   --------   --------
                                700      1,343      1,352      2,294
                           --------   --------   --------   --------
Service Companies'
 Operations:
  Revenue . . . . . . . .    14,041      --        36,194      --
  Expenses. . . . . . . .    14,290      --        36,485      --
  Interest and share of
    loss from the Service
    Companies . . . . . .     --           (24)     --          (254)
                           --------   --------   --------   --------
                               (249)       (24)      (291)      (254)
                           --------   --------   --------   --------
General and administra-
  tive. . . . . . . . . .     1,310      1,213      3,050      2,753
                           --------   --------   --------   --------

                   AMLI RESIDENTIAL PROPERTIES TRUST

                 CONSOLIDATED STATEMENTS OF OPERATIONS

     THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002 - CONTINUED

                              (UNAUDITED)
               (Dollars in thousands, except share data)


                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                 JUNE 30,             JUNE 30,
                           -------------------  --------------------
                             2003       2002       2003       2002
                           --------   --------   --------   --------
Income from continuing
  operations before share
  of gains on sales of
  rental communities and
  impairment of an invest-
  ment in a partnership .     4,318      6,776      8,397     13,437
Share of gains on sales
  of partnership
  communities . . . . . .     --           605      --           605
Impairment of an invest-
  ment in a partnership .     1,191      --         1,191      --
                           --------   --------   --------   --------
Income from continuing
  operations before
  minority interest . . .     3,127      7,381      7,206     14,042
Minority interest . . . .       199        913        570      1,692
                           --------   --------   --------   --------
Income from continuing
  operations, net of
  minority interest . . .     2,928      6,468      6,636     12,350
Income from discontinued
  operations, net of
  minority interest . . .     --           823      --         1,601
                           --------   --------   --------   --------
Net income. . . . . . . .     2,928      7,291      6,636     13,951
Net income attributable
  to preferred shares . .     1,980      1,946      3,961      4,028
                           --------   --------   --------   --------
Net income attributable
  to common shares. . . .  $    948      5,345      2,675      9,923
                           ========   ========   ========   ========
Income per common share -
 basic:
  From continuing
    operations. . . . . .  $   0.06       0.27       0.16       0.50
  From discontinued
    operations. . . . . .     --          0.03      --          0.05
                           --------   --------   --------   --------
  Net income. . . . . . .  $   0.06       0.30       0.16       0.55
                           ========   ========   ========   ========
Income per common share -
 diluted:
  From continuing
    operations. . . . . .  $   0.06       0.26       0.16       0.49
  From discontinued
    operations. . . . . .     --          0.03      --          0.05
                           --------   --------   --------   --------
                           $   0.06       0.29       0.16       0.54
                           ========   ========   ========   ========
Dividend declared and
  paid per common share .  $   0.48       0.48       0.96       0.96
                           ========   ========   ========   ========

     See accompanying notes to consolidated financial statements.


                                        AMLI RESIDENTIAL PROPERTIES TRUST

                                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                         SIX MONTHS ENDED JUNE 30, 2003

                                                   (UNAUDITED)
                                             (Dollars in thousands)


                             SHARES OF
                        BENEFICIAL INTEREST                           EMPLOYEES'ACCUMULATED  DIVIDENDS
                   ------------------------------ ADDITIONAL UNEARNED    AND      OTHER       PAID IN
                     PREFERRED   COMMON            PAID-IN    COMPEN-  TRUSTEES'COMPREHEN-   EXCESS OF
                      SHARES     SHARES    AMOUNT  CAPITAL    SATION    NOTES   SIVE LOSS    EARNINGS    TOTAL
                     --------- ----------  ------ ---------  -------- --------------------  ----------- -------

Balance at
  December 31, 2002 .  100,000 16,695,250   $ 168   324,139     --       (6,828)    (3,283)    (12,068) 302,128
                                                                                                       --------

Comprehensive income:
  Net income. . . . .    --         --        --      --        --        --         --          6,636    6,636
  Preferred share
    dividends paid. .    --         --        --      --        --        --         --         (3,961)  (3,961)
  Current period
    income on deriva-
    tive contracts. .    --         --        --      --        --        --           769       --         769
                                                                                                        -------
Comprehensive income
  attributable to
  common shares . . .    --         --        --      --        --        --         --          --       3,444
                                                                                                        -------
Common share
  distributions . . .    --         --        --      --        --        --         --        (16,090) (16,090)





                                        AMLI RESIDENTIAL PROPERTIES TRUST

                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY - CONTINUED

                                         SIX MONTHS ENDED JUNE 30, 2003

                                                   (UNAUDITED)
                                             (Dollars in thousands)



                             SHARES OF
                        BENEFICIAL INTEREST                           EMPLOYEES'ACCUMULATED  DIVIDENDS
                   ------------------------------ ADDITIONAL UNEARNED    AND      OTHER       PAID IN
                     PREFERRED   COMMON            PAID-IN    COMPEN-  TRUSTEES'COMPREHEN-   EXCESS OF
                      SHARES     SHARES    AMOUNT  CAPITAL    SATION    NOTES   SIVE LOSS    EARNINGS    TOTAL
                     --------- ----------  ------ ---------  -------- --------------------  ----------- -------
Shares issued in
  connection with:
    Executive Share
      Purchase Plan .    --        20,466      --       415     --        --         --          --         415
    Options exercised    --        94,300       1     1,593     --        --         --          --       1,594
    Units converted
      to shares . . .    --        72,810       1     1,321     --        --         --          --       1,322
    Repayments of
      employees' and
      Trustees' notes    --         --        --      --        --        1,614      --          --       1,614
    Trustees' compen-
      sation. . . . .    --         2,414     --         51     --        --         --          --          51
    Senior Officer
      Share Acquisi-
      tion Plan . . .    --        43,400     --        962      (924)    --         --          --          38
Reallocation of
  minority interest .    --         --        --        (42)    --        --         --          --         (42)
                      -------- ----------    ----   -------   -------   -------    -------     -------  -------

Balance at
  June 30, 2003 . . .  100,000 16,928,640    $170   328,439      (924)   (5,214)    (2,514)    (25,483) 294,474
                      ======== ==========    ====   =======   =======   =======    =======     =======  =======









                          See accompanying notes to consolidated financial statements.

                   AMLI RESIDENTIAL PROPERTIES TRUST

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                              (UNAUDITED)
                        (Dollars in thousands)


                                                  2003       2002
                                                --------   --------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . .   $  6,636     13,951
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization . . . . . .     13,141     11,114
    Share of income from partnerships . . . .     (2,690)    (4,284)
    Cash distributions from partnerships -
      operating cash flow . . . . . . . . . .      8,924      7,885
    Loss from the Service Companies . . . . .      --           254
    Gain on sale of a land parcel . . . . . .       (123)     --
    Share of a partnership's gains on sales
      of rental communities . . . . . . . . .      --          (605)
    Impairment of an investment in a
      partnership . . . . . . . . . . . . . .      1,191      --
    Minority interest . . . . . . . . . . . .        570      2,018
    Other . . . . . . . . . . . . . . . . . .       (128)       (76)
  Changes in assets and liabilities:
    (Increase) decrease in deferred costs . .        (16)         2
    Decrease in other assets. . . . . . . . .      3,104      2,186
    Decrease in accrued real estate taxes . .     (2,622)    (3,127)
    Increase in accrued interest payable. . .        189         17
    Increase (decrease) in tenant security
      deposits and prepaid rent . . . . . . .        123        (43)
    Decrease in other liabilities . . . . . .       (413)       (72)
                                                --------   --------
        Net cash provided by
          operating activities. . . . . . . .     27,886     29,220
                                                --------   --------
Cash flows from investing activities:
  Net proceeds from sale of a land parcel . .      2,094      --
  Share of a partnership's net proceeds
    from sales of rental communities in
    excess of return of capital . . . . . . .      --           161
  Investments in partnerships . . . . . . . .     (5,183)   (51,698)
  Distributions from partnerships -
    return of capital . . . . . . . . . . . .      2,371      3,301
  Distributions from partnerships -
    refinancing proceeds. . . . . . . . . . .      --        13,639
  Loan to a partnership . . . . . . . . . . .     (8,942)     --
  Collections from affiliates, net of
    advances. . . . . . . . . . . . . . . . .       (868)     1,083
  Decrease (increase) in earnest money
    deposits. . . . . . . . . . . . . . . . .        492        (45)
  Acquisition communities . . . . . . . . . .     (6,453)   (13,883)
  Other capital expenditures. . . . . . . . .     (3,277)    (2,630)
  Communities under development, net of
    co-investors' share of costs. . . . . . .    (11,870)    (8,663)
  Increase in other liabilities . . . . . . .      2,483        976
                                                --------   --------
        Net cash used in investing activities    (29,153)   (57,759)
                                                --------   --------

                   AMLI RESIDENTIAL PROPERTIES TRUST

                SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                              (UNAUDITED)
                        (Dollars in thousands)


                                                  2003       2002
                                                --------   --------

Cash flows from financing activities:
  Debt proceeds, net of financing costs . . .    273,127    183,361
  Debt repayments`. . . . . . . . . . . . . .   (249,146)  (132,614)
  Proceeds from issuance of Executive Share
    Purchase Plan shares, options exercised
      and collection of Employees' and
      Trustees' notes . . . . . . . . . . . .      3,712        788
  Issuance cost of preferred shares . . . . .      --           (40)
  Distributions to minority interest. . . . .     (3,440)    (3,514)
  Dividends paid. . . . . . . . . . . . . . .    (20,051)   (21,205)
                                                --------   --------
        Net cash provided by
          financing activities. . . . . . . .      4,202     26,776
                                                --------   --------
        Net increase (decrease) cash and
          cash equivalents. . . . . . . . . .      2,935     (1,763)
        Cash and cash equivalents at
          beginning of period . . . . . . . .      2,422      5,892
                                                --------   --------
        Cash and cash equivalents at
          end of period . . . . . . . . . . .   $  5,357      4,129
                                                ========   ========
Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and other interest,
    net of amounts capitalized. . . . . . . .   $ 12,020     11,867
                                                ========   ========
Supplemental disclosure of non-cash investing
 and financing activities:
  OP units converted to common shares . . . .   $  1,322      --
  Elimination of investment in a partnership
    upon acquisition of a co-investor's
    interest. . . . . . . . . . . . . . . . .      1,571      --
  Acquisition of other assets and assumption
    of mortgage debt and other liabilities
    in connection with the acquisition of a
    partner's ownership interest in a
    partnership community:
      Real estate tax escrow. . . . . . . . .        735      --
      Other assets. . . . . . . . . . . . . .         80      --
      Mortgage debt, net of deferred financing    15,946      --
      Accrued real estate taxes . . . . . . .        728      --
      Accrued interest payable. . . . . . . .        100      --
      Tenant security deposits and
        prepaid rents . . . . . . . . . . . .        168      --
      Other liabilities . . . . . . . . . . .        119      --
                                                ========   ========








     See accompanying notes to consolidated financial statements.

                   AMLI RESIDENTIAL PROPERTIES TRUST

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        JUNE 30, 2003 AND 2002

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

     The Company is the sole general partner and owned an approximate 86% general partnership interest in AMLI Residential Properties, L.P. (the "Operating Partnership" or "OP") at June 30, 2003. The 14% not owned by the Company is owned by the limited partners that hold Operating Partnership units ("OP Units") which are convertible into common shares of the Company on a one-for-one basis, subject to certain limitations. At June 30, 2003, the Company owned 20,953,640 OP Units (including 4,025,000 Preferred OP Units) and the limited partners owned 3,545,993 OP Units. The Company has qualified, and anticipates to qualify, as a real estate investment trust for Federal income tax purposes.

     At June 30, 2003, AMLI owned or had interests in eighty multifamily apartment communities comprised of 30,348 apartment homes. Seventy five of these communities totaling 28,531 apartment homes were stabilized and five communities containing 1,817 apartment homes were under development or in lease-up. In addition, the Service Companies (defined below) owned two communities containing 551 apartment homes and had interests in two other communities containing 548 apartment homes, all of which are currently being developed for sale.

     BASIS OF PRESENTATION

     The accompanying Consolidated Financial Statements are prepared using accounting principles generally accepted in the United States of America ("GAAP"), and include the accounts of the Company, the Operating Partnership, AMLI Management Company ("AMC") and AMLI Institutional Advisors, Inc. ("AIA"). Previously accounted for using the equity method of accounting, AMC and AIA have been consolidated subsidiaries since the Company acquired voting control of both entities effective December 31, 2002.

     AMC provides property management and leasing services, and its wholly-owned affiliates, AMLI Corporate Homes ("ACH") and AMLI Residential Construction LLC ("Amrescon"), provide corporate home rental services and construction contracting and management services, respectively. AIA provides institutional advisory services. AMC, Amrescon and AIA collectively are referred as the Service Companies.

     In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the Company's financial position at June 30, 2003 and December 31, 2002 and the results of its operations and cash flows for the periods presented, have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with GAAP have been condensed or omitted. These consolidated financial

                   AMLI RESIDENTIAL PROPERTIES TRUST
     statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 Annual Report and in Form 10-K filed with the Securities and Exchange Commission. The results for the three and six months ended June 30, 2003 are not necessarily indicative of expected results for the entire year.

     The Company's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses to prepare these financial statements in conformity with GAAP. Actual amounts realized or paid could differ from these estimates.

     All significant inter-entity balances and transactions have been eliminated in the consolidation.

     THE SERVICE COMPANIES

     The assets of the Service Companies consisted of the following for the periods presented:
                                              June 30,  December 31,
                                                2003        2002
                                              --------  ------------
     Receivables. . . . . . . . . . . . .     $ 12,453       11,532
     Land held for sale . . . . . . . . .       12,816       12,732
     Rental communities under
        development and held for sale . .       20,434        8,864
     Office building, net of
       accumulated depreciation . . . . .        2,352        2,486
     Information technology costs,
       net of accumulated depreciation. .        8,287        8,329
     Deferred income tax. . . . . . . . .        2,064        1,605
     Other assets . . . . . . . . . . . .        3,572        7,226
                                              --------     --------
     Total assets . . . . . . . . . . . .     $ 61,978       52,774
                                              ========     ========


     The Service Companies' operations are included in the Company's Consolidated Statements of Operations in 2003 and are accounted for using the equity method of accounting in 2002, as follows:

                                                   Periods Ended
                                                   June 30, 2002
                                               --------------------
                                                Three        Six
                                                Months      Months
                                               --------    --------
     Construction contract revenue. . . . . .  $ 24,604      44,726
     Construction contract costs. . . . . . .   (24,000)    (43,489)
                                               --------    --------
     Construction gross profit. . . . . . . .       604       1,237

     Property management fees . . . . . . . .     2,571       5,137
     Corporate homes' gross profit. . . . . .       399         745
     Loss on land sales and other income. . .       393         567
                                               --------    --------
     Total income . . . . . . . . . . . . . .     3,967       7,686

     Total expenses . . . . . . . . . . . . .     4,258       8,415
                                               --------    --------

                   AMLI RESIDENTIAL PROPERTIES TRUST

                                                   Periods Ended
                                                   June 30, 2002
                                               --------------------
                                                Three        Six
                                                Months      Months
                                               --------    --------

     Loss . . . . . . . . . . . . . . . . . .      (291)       (729)
     Intercompany interest expensed . . . . .       308         573
     Intercompany eliminations. . . . . . . .       (41)        (98)
                                               --------    --------
     Interest and share of loss from the
       Service Companies. . . . . . . . . . .  $    (24)       (254)
                                               ========    ========


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DISCONTINUED OPERATIONS

     The Company reports in discontinued operations the operating results of wholly-owned communities sold or held for sale. There were no wholly-owned communities sold or held for sale during the six months ended June 30, 2003. Communities held for sale by co-investment partnerships accounted for using the equity method of accounting are not "discontinued operations" under the provisions of SFAS 144. No interest expense has been allocated to discontinued operations. Two rental communities were sold in 2002; condensed financial information of the results of operations for these communities for the periods indicated is as follows.

                                                   Periods Ended
                                                   June 30, 2002
                                               --------------------
                                                Three        Six
                                                Months      Months
                                               --------    --------
     Rental income. . . . . . . . . . . . . .  $  1,989       3,996
     Other income . . . . . . . . . . . . . .       126         242
                                               --------    --------
     Total community revenue. . . . . . . . .     2,115       4,238

     Community operating expenses . . . . . .       864       1,728
                                               --------    --------
     Net operating income . . . . . . . . . .     1,251       2,510

     Depreciation expense . . . . . . . . . .       261         583
                                               --------    --------
     Income from discontinued operations
       before minority interest . . . . . . .       990       1,927

     Minority interest. . . . . . . . . . . .       167         326
                                               --------    --------
     Income from discontinued operations. . .  $    823       1,601
                                               ========    ========

                   AMLI RESIDENTIAL PROPERTIES TRUST

     GOODWILL

     As of June 30, 2003, $3,300 of goodwill, incurred upon completion of a 1997 acquisition, is included in the accounts of the Service Company's consolidated subsidiary. This amount had been amortized using the straight-line method over a five-year period through December 31, 2001. The remaining unamortized goodwill of $668 on the Service Company's books has been tested and no impairment existed as of June 30, 2003. In addition, as of December 31, 2002, the Company allocated $434 (of the acquisition cost of the Service Company subsidiaries' controlling interests not already owned) to the cost of property management contracts, which the Company is amortizing over a five-year period.

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

     All the Company's hedges are characterized as cash flow hedges and are thus reported at fair value in the Consolidated Balance Sheets. The Company engages a third-party consultant to determine the fair values of derivative instruments at each balance sheet date. The unrealized gains/losses in the fair value of these hedges are reported in the Consolidated Balance Sheets in Other assets or Other liabilities with a corresponding adjustment to either Accumulated other comprehensive income (loss), a component of shareholders' equity, or earnings--depending on the type of hedging relationship. Gains and losses from cash flow hedges are reported in Accumulated other comprehensive income or loss.

     The following table summarizes the notional amounts and approximate fair value of the Company's liability under existing interest rate swap contracts. The notional amounts at June 30, 2003 provide an indication of the extent of the Company's involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.

                                                  Cumula-
                                                   tive    Approxi-
                Fixed                              Cash      mate
     Notional   Rate      Term of     Contract     Paid,   Liability
     Amount      (1)      Contract    Maturity      Net       (2)
     --------   ------    --------    --------    ------   ---------
     $15,000    6.405%     5 years    09/20/04    $1,446        968
      10,000    6.438%     5 years    10/04/04       944        669
     -------                                      ------      -----
     $25,000                                      $2,390
     =======                                      ======
                    At June 30, 2003                          1,637
                    At December 31, 2002                      2,379
                                                              -----
                    Net change                                $(742)
                                                              =====

     (1) The fixed rate for the swaps includes the swap spread (the risk component added to the Treasury yield to determine a fixed rate; excludes lender's spread).

                   AMLI RESIDENTIAL PROPERTIES TRUST

     (2) Represents the approximate amount which the Company would have paid as of June 30, 2003 and December 31, 2002, respectively, if these contracts were terminated. These amounts were recorded as liabilities in the accompanying Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002.

     On June 30, 2003, all of the Company's derivative instruments were reported as Other liabilities at their fair value and the offsetting adjustments were reported as losses in Accumulated other comprehensive loss as follows:

                                 At            At
                               June 30,   December 31,
                                 2003         2002       Change
                               --------   ------------   ------
     Company's derivative
      contracts:
       Interest rate swaps
         (1)(4) . . . . . . . .$ (1,609)       (2,299)      690
       Treasury lock (2). . . .     431           507       (76) (3)
                               --------      --------    ------
                                 (1,178)       (1,792)      614
                               --------      --------    ------
     Share of partnerships'
      derivative contracts:
       AMLI at Osprey Lake
         (2). . . . . . . . . .  (1,177)       (1,253)       76  (3)
       AMLI at Seven Bridges
         (4). . . . . . . . . .    (159)         (238)       79  (3)
                               --------      --------    ------
                                 (1,336)       (1,491)      155
                               --------      --------    ------
     Total. . . . . . . . . . .$ (2,514)       (3,283)      769
                               ========      ========    ======

     (1) Adjustments to earnings of $52 and $53 due to an ineffectiveness on the interest rate swap contracts were recorded for the six months ended June 30, 2003 and 2002, respectively.

     (2) The Company cash-settled the Treasury lock and the AMLI at Osprey Lake hedge prior to 2002.

     (3) This change is reflected in earnings for the six months ended June 30, 2003.

     (4) The AMLI at Seven Bridges hedge and the Company's interest rate swaps are being settled by the Company making monthly payments through December 2003 and October 2004, respectively.

                   AMLI RESIDENTIAL PROPERTIES TRUST

     PER SHARE DATA

     The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated.

                          Three Months Ended      Six Months Ended
                               June 30,               June 30,
                        --------------------------------------------
                            2003       2002       2003       2002
                         ---------- ---------- ---------- ----------
     Income from
       continuing
       operations . . . .$    2,928      6,468      6,636     12,350

     Income from
       discontinued
       operations . . . .     --           823      --         1,601
                         ---------- ---------- ---------- ----------

     Net income . . . . .     2,928      7,291      6,636     13,951
     Less net income
       attributable
       to preferred
       shares . . . . . .    (1,980)    (1,946)    (3,961)    (4,028)
                         ---------- ---------- ---------- ----------
     Net income
       attributable
       to common
       shares - Basic . .$      948      5,345      2,675      9,923
                         ========== ========== ========== ==========
     Net income -
       Diluted (1). . . .$      948      5,345      2,675      9,923
                         ========== ========== ========== ==========
     Weighted average
       common shares
       - Basic. . . . . .16,831,014 18,116,190 16,780,322 18,002,110
                         ========== ========== ========== ==========
     Dilutive Options
       and Other Plan
       shares . . . . . .   113,667    355,579     79,371    327,813
     Convertible pre-
       ferred shares
       (1). . . . . . . .     --         --         --         --
                         ---------- ---------- ---------- ----------
     Weighted average
       common shares -
       Dilutive . . . . .16,944,681 18,471,769 16,859,693 18,329,923
                         ========== ========== ========== ==========

     Net income per
      share:
       Basic. . . . . . .$      .06        .30        .16        .55
       Diluted. . . . . .$      .06        .29        .16        .54
                         ========== ========== ========== ==========

       (1)  Preferred shares are non-dilutive.

                   AMLI RESIDENTIAL PROPERTIES TRUST

     SHARE OPTIONS

     The Company commenced reporting the value of awarded share options as a charge against earnings for options awarded subsequent to January 1, 2002. The Company awarded a total of 380,750 options, net of cancellations, to employees since January 1, 2002 and will record the associated $293 in expense ratably over the five years ended December 31, 2007.

     If the Company had commenced recording option expense as of the January 1, 1996 effective date of Statement of Financial Standards No. 123, pro forma net income, including option expense, and earnings per share would have been as follows:

                          Three Months Ended      Six Months Ended
                               June 30,               June 30,
                        --------------------------------------------
                            2003       2002       2003       2002
                         ---------- ---------- ---------- ----------
Net income, as reported:
  Net income. . . . . . .$    2,928      7,291      6,636     13,951
  Net income attributable
    to Preferred shares .    (1,980)    (1,946)    (3,961)    (4,028)
                         ---------- ---------- ---------- ----------
Net income attributable
  to Common shares. . . .       948      5,345      2,675      9,923
Stock-based compensation
  expense included in
  reported net income,
  net of related tax
  effects   . . . . . . .        14      --            30      --
Total stock-based
  employee compensa-
  tion expense deter-
  mined under fair
  value based method
  for all awards,
  net of related
  tax effects . . . . . .       (67)       (94)      (134)      (188)
                         ---------- ---------- ---------- ----------
Pro forma net income
  - Basic   . . . . . . .$      895      5,251      2,571      9,735
                         ========== ========== ========== ==========

Pro forma net income
  - Diluted . . . . . . .$      895      5,251      2,571      9,735
                         ========== ========== ========== ==========

Earnings per share:
  Basic - as reported . .$     0.06       0.30       0.16       0.55
  Basic - pro forma . . .$     0.05       0.29       0.15       0.54

  Diluted - as reported .$     0.06       0.29       0.16       0.54
  Diluted - pro forma . .$     0.05       0.28       0.15       0.53

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

     No new or modified guarantees were entered into during the six months ended June 30, 2003, except that in connection with the formation of AMLI at Museum Gardens in June 2003 the Company became contingently liable on its $2,053 share of a letter of credit issued to secure this partnership's obligation to complete certain improvements. The Company has valued this contingent liability at $10 and has included this amount in Other assets and Other liabilities in the accompanying Consolidated Balance Sheet at June 30, 2003. The Company anticipates that this contingent liability will terminate in 2005 following completion of these certain improvements.

     CONSOLIDATION OF VARIABLE INTEREST ENTITIES

     AMLI conducts a portion of its multifamily investment activities through joint ventures. Since its Initial Offering and through June 30, 2003, AMLI has formed 54 joint ventures with sixteen investors in which AMLI's ownership has ranged from 10% to 75%. The Company has concluded that none of its interests in unconsolidated partnerships qualifies for consolidation under FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," governing the accounting for interests in variable interest entities.

     RECLASSIFICATIONS

     Certain amounts in the consolidated 2002 financial statements of the Company have been reclassified to conform with the current presentation.

3.   INVESTMENTS IN PARTNERSHIPS

     At June 30, 2003, the Operating Partnership was a general partner or a managing member in various partnerships or limited liability companies ("Partnerships"). Under the term of each Partnership, the Company is entitled to receive its proportionate share of distributions from operations, sales or refinancings. In addition, the Operating Partnership and the Service Companies receive various fees for services provided to these Partnerships including development fees, construction fees, acquisition fees, property management fees, asset management fees, financing fees, administrative fees, disposition fees and promoted interests (additional share of operating cash flows or liquidation proceeds in excess of its stated ownership percentages based, in part, on the Partnerships generating cumulative returns to its partners in excess of specified rates).

     The Company's investment in partnerships differ from the Company's share of partnerships' equity primarily due to capitalized interest on its investments in communities under development, purchase/sale price basis differences and the elimination of the Company's share of acquisition, financing and development fee income. Such differences are amortized using the straight-line method over 40 years. Investments in partnerships at June 30, 2003 and the Company's 2003 share of income or loss for the six months then ended from each are summarized as follows:

                                      AMLI RESIDENTIAL PROPERTIES TRUST
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



                                                 Equity                      Total    Company's  Company's
                    Company's              ------------------                 Net      Share of  Share of
                    Percentage   Total              Company's   Company's    Income  Net Income  Deprecia-
Community           Ownership    Assets     Total    Share      Investment   (Loss)  (Loss) (1)    tion
---------           ---------- ----------   ------  ---------   ----------   ------  ----------  ---------

AMLI:
 at Willeo Creek       30%       $ 13,218    4,012     1,202        1,202       174          52        62
 at Barrett Lakes      35%         22,776    6,638     2,323        2,273       371         161       127
 at Fox Valley         25%         21,092   20,400     5,100        5,221       588         147        72
 at Fossil Creek       25%         18,280   17,744     4,436        4,381       657         164        77
 at Danada Farms       10%         42,265   17,416     1,742        1,733       708          71        63
 at Northwinds         35%         47,778   13,708     4,798        4,394       531         351       296
 at Regents Crest      25%         29,900   14,782     3,696        3,741       303         129       114
 at Oakhurst North     25%         37,454   36,347     9,087        9,008       868         217       174
 at Wells Branch       25%         29,088   28,373     7,093        6,404       610         153       142
 on the Parkway        25%         13,393    3,127       779          446       (69)        (17)       77
 at Castle Creek       40%         18,614   17,873     7,149        7,219       476         217       133
 at Lake Clearwater    25%         14,821   14,235     3,559        3,549       400         100        68
 Creekside             25%         14,648   14,472     3,618        3,676       322         104        65
 at Deerfield          25%         15,224    2,756       686          488      (152)        (38)       77
 at Wynnewood Farms    25%         17,036   16,786     4,197        4,176       429         107        75
 at Monterey Oaks      25%         27,282   26,680     6,670        6,602       653         163       119
 at St. Charles        25%         39,584   38,734     9,683        9,666       996         249       163
 at Park Bridge        25%         22,922   22,654     5,663        5,589       683         171        96
 at Mill Creek         25%         24,849    6,620     1,655        1,767       268          67        99
 at Lost Mountain      75%         10,757      180       133          197      (144)       (106)      124
 on Spring Mill        (2)         26,582   25,774     --           --          555       --        --
 at Prestonwood
    Hills              45%         16,499    4,962     2,247        2,242        59          50       117
 at Windward Park      45%         25,820    7,990     3,637        3,629       (72)         (2)      178
 at Summit Ridge       25%         26,723    6,757     1,689        1,289        41          10       117
 at Oak Bend           40%         23,723    4,856     1,960        1,960       (58)         14       146
 Midtown               45%         31,332    9,412     4,270        4,253       127         101       211
 on Frankford          45%         37,078   11,176     5,069        5,053       138         117       255
 at Peachtree City     20%         27,380   27,050     5,410        3,457       521         104        74
 at Kedron Village     20%         18,827   18,642     3,728        3,657       484          91        68
 at Scofield Ridge     45%         35,977   11,218     5,111        5,093      (124)        (15)      232
 at Breckinridge
    Point              45%         31,908    9,824     4,456        4,439        48          64       208
 at Cambridge Square   30%         31,460   31,108     9,333        9,977       604         181       139




                                      AMLI RESIDENTIAL PROPERTIES TRUST
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                 Equity                      Total    Company's  Company's
                    Company's              ------------------                 Net      Share of  Share of
                    Percentage   Total              Company's   Company's    Income  Net Income  Deprecia-
Community           Ownership    Assets     Total    Share      Investment   (Loss)  (Loss) (1)    tion
---------           ---------- ----------   ------  ---------   ----------   ------  ----------  ---------
 Towne Square          45%         31,651   10,051     4,558        4,506        86          78       205
 at Lowry Estates      50%         49,118   15,491     7,744        7,599      (296)       (102)      350
 at King's Harbor      25%         18,674   18,255     4,564        4,757       198          50        86
 at Milton Park        25%         33,662   31,728     7,932        8,539       331          83       104
 at Osprey Lake        69%         50,799   14,801    11,376       10,018      (458)       (286)      492
 at Seven Bridges      20%         76,115   18,148     3,788        4,801    (1,127)       (225)      100
 at Barrett Walk       25%         21,446   20,450     5,112        5,214       (25)         (6)       71
 at Park Meadows       25%         56,688   27,362     6,855        6,766       (83)         56       190
 at Bryan Place        48%         39,579   13,009     6,245        6,132        73          77       254
 Downtown              30%         21,664   18,983     5,695        5,943        (9)          8     --
 at Museum Gardens     25%          8,392    6,196     1,549        2,189     --          --        --
                               ----------  -------  --------      -------   -------      ------    ------
                                1,222,078  686,780   195,597      193,245     9,685       2,910     5,820
   Other                            --       --        --              (1)    --            112     --
                               ----------  -------  --------      -------   -------      ------    ------
                                1,222,078  686,780   195,597      193,244     9,685       3,022     5,820
                               ----------  -------  --------      -------   -------      ------    ------
AMLI:
 at Windbrooke (3)     15%         15,351   (5,818)     (955)        (955)      (57)        (18)       35
 at Chevy Chase (3)    33%         40,058   (9,164)   (3,803)      (3,803)     (279)       (112)      203
 at River Park (3)     40%         12,536   (2,117)     (847)        (965)       88          60        73
 on Timberglen (4)     40%          9,127    2,660     1,095         (246)      (65)        (26)      105
                               ----------  -------  --------      -------   -------      ------    ------
                                   77,072  (14,439)   (4,510)      (5,969)     (313)        (96)      416
                               ----------  -------  --------      -------   -------      ------    ------
   Total as of
     June 30, 2003             $1,299,150  672,341   191,087      187,275     9,372       2,926     6,236
                               ==========  =======  ========      =======   =======      ======    ======
   Total as of
     June 30, 2002             $1,283,337  713,084   218,695      221,487    12,893       4,284     5,836
                               ==========  =======  ========      =======   =======      ======    ======





(1)  The Operating Partnership received cash flow and recorded operating income of $1,350 and $1,537 in excess of its ownership percentages for the six months ended June 30, 2003 and 2002, respectively.

(2)  The Company's investment in AMLI at Spring Mill is, unlike all of the Company's investments in partnerships, subordinated to the return of its partner's investment.  Following its regular quarterly review of impairment of asset values, the Company determined that recovery of its investment was unlikely;
     accordingly, the Company wrote off its $1,191 investment as a non-cash charge for impairment of value and has included this charge in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2003.

(3)  The partners of these partnerships have received a return of their original capital; it resulted in the negative investment balances that are included in Distributions in excess of investments in and earnings from partnerships in the accompanying Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002.

(4)  The purchase/sale price basis difference in this partnership resulted in a negative investment balance which is included in Other liabilities in the accompanying Consolidated Balance Sheets as of June 30, 2003 and
     December 31, 2002.



                   AMLI RESIDENTIAL PROPERTIES TRUST

All but three of the Company's debt financings have been obtained at fixed rates from various financial institutions on behalf of these partnerships. All of these fixed-rate first mortgages are non-recourse debt secured by mortgage notes on the respective communities. At June 30, 2003, partnership debt was as follows:

                     Total     Outstand-
                   Commitment   ing at   Company's Interest
Community             (1)       6/30/03  Share (2)   Rate    Maturity
---------          ----------  --------- --------- --------  ---------
AMLI:
 at Willeo Creek (3)$  8,942       8,942    2,683   L+2.50%  Oct. 2003
 at Regents Crest     16,500      14,663    3,666     7.50%  Dec. 2003
 on Timberglen         6,770       6,225    2,490     7.70%  June 2004
 at Seven Bridges (4) 50,000      50,000   10,000   L+1.80%  Jan. 2005
 Downtown             30,920         679      204   L+2.00%  June 2006
 at Prestonwood Hills 11,649      11,172    5,060     7.17%  Aug. 2006
 at Windward Park     18,183      17,452    7,911     7.27%  Aug. 2006
 at Oak Bend          18,834      18,202    7,281     7.81%  Dec. 2006
 Midtown              21,945      21,184    9,605     7.52%  Dec. 2006
 at Deerfield         12,600      12,166    3,041     7.56%  Dec. 2006
 at Danada Farms      24,500      23,379    2,338     7.33%  Mar. 2007
 on Frankford         25,710      25,064   11,367     8.25%  June 2007
 at Scofield Ridge    24,618      23,969   10,870     7.70%  Aug. 2007
 at Breckinridge Point22,110      21,513    9,755     7.57%  Sep. 2007
 Towne Square         21,450      20,912    9,482     6.70%  Jan. 2008
 at Lowry Estates     33,900      33,123   16,561     7.12%  Jan. 2008
 at Summit Ridge      20,000      19,549    4,887     7.27%  Feb. 2008
 at River Park        15,100      14,391    5,757  6.86%(5)  June 2008
 on the Parkway       10,800       9,944    2,486     6.75%  Jan. 2009
 at Mill Creek        18,000      17,779    4,445     6.40%  May  2009
 at Chevy Chase       48,000      47,524   15,683     7.11%  June 2009
 at Park Meadows (6)  28,500      28,500    7,125     6.25%  July 2009
 at Bryan Place (6)   26,200      26,200   12,576     5.81%  Aug. 2009
 at Barrett Lakes     16,680      15,619    5,467     8.50%  Dec. 2009
 at Northwinds        33,800      33,027   11,559     8.25%  Oct. 2010
 at Osprey Lake       35,320      34,479   23,704     7.02%  Mar. 2011
 at Windbrooke        20,800      20,501    3,075     6.43%  Mar. 2012
 at Lost Mountain     10,252      10,128    7,596     6.84%  Nov. 2040
                    --------    --------  -------
                    $632,083     586,286  216,674
                    ========    ========  =======

(1) In general, these loans provide for monthly payments of principal and interest based on a 25 or 30 year amortization schedules and a balloon payment at maturity. Some loans provide for payments of interest only.

(2)  Based upon percentage ownership of debt outstanding at June 30, 2003.

(3)  This loan is a mortgage loan from AMLI.

(4) The Company has guaranteed repayment of up to $4,000 of this construction loan and the Company's partner has guaranteed repayment of up to $16,000. The partnership has obtained a $60,000 7.25% fixed-rate mortgage loan commitment from a third-party lender and anticipates repaying its construction loan in late 2003 from a funding of this seven-year loan.

(5)  $9,100 at 7.75% and $6,000 at 5.50%.

(6)  These loans provide for payment of interest only through maturity.

                   AMLI RESIDENTIAL PROPERTIES TRUST

4.   OTHER ASSETS

     Other assets reported in the accompanying Consolidated Balance Sheets are as follows.

                                              June 30,  December 31,
                                               2003         2002
                                             ---------  ------------

     Short-term working capital assets:
       Advances to affiliates . . . . . .     $  4,655        2,381
       Accounts receivable. . . . . . . .          724          794
       Development fees receivable. . . .          372          649
       Prepaid expenses . . . . . . . . .        1,244        1,868
                                              --------     --------
                                                 6,995        5,692
                                              --------     --------

     Other:
       Deferred development costs . . . .        3,738        4,557
       Notes receivable (1) . . . . . . .       10,960        2,179
       Deposits . . . . . . . . . . . . .        1,704        2,516
       Restricted cash. . . . . . . . . .          475          500
       Other. . . . . . . . . . . . . . .          512          722
                                              --------     --------
                                                17,389       10,474
                                              --------     --------
     Total. . . . . . . . . . . . . . . .     $ 24,384       16,166
                                              ========     ========

     (1) In 2003, includes a note receivable of $8,942 from AMLI at Willeo Creek, a 30% owned partnership, which the Company expects to be repaid this year.

                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


5.   DEBT

     The table below presents certain information relating to the indebtedness of the Company.

                                                       Balance                                Balance
                                           Original      at          Interest     Maturity       at
                                            Amount     6/30/03         Rate         Date      12/31/02
                                           --------    -------      -----------   --------    --------
BOND FINANCING:
                                                                     Tax-Exempt
Unsecured (1)                              $ 40,750     40,750       Rate+1.24%    10/1/24     40,750
                                                                     Tax-Exempt
AMLI at Poplar Creek (1)                      9,500      9,500       Rate+1.26%     2/1/24      9,500
                                           --------    -------                                -------
    Total Bonds                              50,250     50,250                                 50,250
                                           --------    -------                                -------

MORTGAGE NOTES PAYABLE TO
  FINANCIAL INSTITUTIONS:

AMLI at Verandah (2)                         16,940     15,819        7.55%         4/1/04      --
AMLI at Nantucket                             7,735      7,113        7.70%         6/1/04      7,186
AMLI at Bishop's Gate                        15,380     13,768        7.25% (3)     8/1/05     13,925
AMLI at Regents Center                       20,100     18,665 (4)    8.90% (5)     9/1/05     18,795
AMLI on the Green/AMLI of North Dallas (6)   43,234     38,320        7.79%         5/1/06     38,772
AMLI at Valley Ranch                         18,800     18,800        6.68%        5/10/07     18,800
AMLI at Conner Farms                         14,900     14,900        6.68%        5/10/07     14,900
AMLI at Clairmont                            12,880     12,303        6.95%        1/15/08     12,396
AMLI - various (7)                          140,000    136,942        6.56%         7/1/11    137,778
AMLI at Park Creek                           10,322     10,101        7.88%        12/1/38     10,127
                                           --------    -------                                -------
  Total Mortgage Notes Payable              300,291    286,731                                272,679
                                           --------    -------                                -------

OTHER NOTES PAYABLE:

Unsecured lines of credit (8) (9)           211,000    119,000        L+1.00%      5/19/06     92,000
Other (10)                                    6,625      6,800        L+0.675%   on demand      6,625
                                           --------    -------                                -------
                                            217,625    125,800                                 98,625
                                           --------    -------                                -------
  Total                                    $568,166    462,781                                421,554
                                           ========    =======                                =======




                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(1)  The terms of these tax-exempt bonds require that a portion of the apartment homes be leased to individuals who qualify based on income levels specified by the U.S. Government.  The bonds bear interest at a variable rate that is adjusted weekly based upon the remarketing rate for these bonds (0.85% for AMLI at Spring Creek and 0.86% for AMLI at Poplar Creek at July 24, 2003).  The credit enhancement for the AMLI at Spring Creek bonds was provided by a $41,297 letter of credit from a financial institution that expires on October 15,
     2003 and the credit enhancement for the AMLI at Poplar Creek bonds was provided by a $9,617 letter of credit from a financial institution that expires December 18, 2004.

(2)  Represents debt assumed by the Company as a result of the acquisition of a 65% interest in the community that the Company did not already own.

(3)  This original $14,000 mortgage note bears interest at 9.1%.  For financial reporting purposes, this mortgage note was valued at $15,380 to reflect a 7.25% market rate of interest when assumed in connection with the acquisition of AMLI at Bishop's Gate on October 17, 1997.  The unamortized premium at June 30, 2003 was
     $432.

(4)  This loan provides for partial recourse to the partners of the Operating Partnership.

(5)  $13,800 at 8.73% and $6,300 at 9.23%.

(6)  These two properties secure a loan that was sold at a discount of $673.  At June 30, 2003, the unamortized discount was $191.

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

(8)  The Company has used interest rate swaps on $25,000 of the outstanding amount to fix its base interest rate
     (before current lender's spread) at an average of 6.42% through September 2004.

(9)  The Company's $200,000 unsecured line of credit has been provided by a group of seven banks.  In May 2003, the Company replaced an existing line of credit, scheduled to mature in November 2003, with a new line of credit which will mature in May 2006.  The Company has an option to extend the maturity by one year.  The new line carries an interest rate of LIBOR plus 1.00% (.05% less than the rate on the previous line of credit) and provides for an annual facility fee of 20 basis points.  The Company uses the unsecured line of credit for acquisition and development activities and working capital needs.  This unsecured line of credit requires that the Company meet various covenants typical of such an arrangement, including minimum net worth, minimum debt service coverage and maximum debt to equity percentage.  An $11,000 unsecured line of credit with one of the lenders, pursuant to which the Company may issue letters of credit and pursuant to which the Company has borrowed $1,000 at the prime rate as of June 30, 2003, is anticipated to be increased to $16,000 in August 2003, with new terms and conditions substantially the same as exists under the
     Company's primary $200,000 unsecured line of credit.




                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(10) Starting in December 2002, AMLI has initiated a short-term investment program with several of its co investment partnerships.  As a result, short-term cash balances are invested by each partnership with AMLI.
     Each partnership withdraws funds from this investment account on an "as needed basis" to fund its disbursements, which could be daily.  The investment earns interest at a rate (2.12140% average rate for the six months ended June 30, 2003) based on the formula relating to AMLI's borrowing rate.






                   AMLI RESIDENTIAL PROPERTIES TRUST

     As of June 30, 2003, the scheduled maturities of the Company's debt are as follows:

                        Fixed Rate                Notes
                         Mortgage                Payable
                       Notes Payable  Unsecured    to
               Bond    to Financial     Lines     Joint
            Financings Institutions   of Credit  Ventures    Total
            ---------- -------------  ---------  --------   -------

2003. . . . . $  --           1,989       --       6,800      8,789
2004. . . . .    --          26,404       --        --       26,404
2005. . . . .    --          35,021       --        --       35,021
2006. . . . .    --          38,502    119,000      --      157,502
2007. . . . .    --          35,642       --        --       35,642
Thereafter. .  50,250       149,173       --        --      199,423
              -------       -------    -------    ------    -------
              $50,250       286,731    119,000     6,800    462,781
              =======       =======    =======    ======    =======

     At June 30, 2003, 14 of the Company's 32 wholly-owned stabilized communities are unencumbered. There are no fixed-rate loans on wholly-owned communities with maturity dates prior to April 2004.

6.   OTHER LIABILITIES

     Other liabilities reported in the accompanying Consolidated Balance Sheets are as follows:

                                              June 30,  December 31,
                                               2003         2002
                                              --------  ------------
     Short-term working capital
      liabilities:
       Accrued interest payable . . . . .     $  1,859        1,670
       Accrued real estate taxes payable.        9,586       12,430
       Accrued general and administra-
         tive expenses. . . . . . . . . .        2,063        1,790
       Accrued community rental expenses.        4,676        5,090
                                              --------     --------
                                                18,184       20,980
                                              --------     --------
     Other:
       Construction costs payable . . . .        9,225        3,652
       Security deposits and
         prepaid rents. . . . . . . . . .        3,181        3,058
       Interest rate swap liability . . .        1,637        2,379
       Accrued employee benefits. . . . .        2,793        2,914
       Other. . . . . . . . . . . . . . .          477          408
                                              --------     --------
                                                17,313       12,411
                                              --------     --------
         Total. . . . . . . . . . . . . .     $ 35,497       33,391
                                              ========     ========

                   AMLI RESIDENTIAL PROPERTIES TRUST

7.   INCOME TAXES

     The Company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to Federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. The Company's current dividend payment level equals an annual rate of $1.92 per common share. The Company anticipates that all dividends paid in 2003 will be fully taxable and it will distribute at least 100% of the taxable income. The Company anticipates that some portion of total dividends paid during 2003 will be characterized as income taxable at capital gains rate for Federal income tax purposes.

8.   RENTAL EXPENSES

     Rental expenses reported in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002, respectively, are as follows.

                           Three Months Ended     Six Months Ended
                                June 30,              June 30,
                           -------------------  --------------------
                             2003       2002       2003       2002
                           --------   --------   --------   --------

     Personnel. . . . . .  $  3,042      2,611      5,803      5,234
     Advertising and
       promotion. . . . .       609        603      1,213      1,155
     Utilities. . . . . .       809        641      1,648      1,313
     Building repairs
       and maintenance. .     1,460      1,409      2,663      2,264
     Landscaping and
       grounds
       maintenance. . . .       689        623      1,180      1,103
     Real estate taxes. .     3,683      3,459      7,488      6,861
     Insurance. . . . . .       525        463      1,044        929
     Property management
       fees . . . . . . .       846        801      1,680      1,596
     Other rental
       expenses . . . . .       311        303        576        543
                           --------   --------   --------   --------
     Total. . . . . . . .  $ 11,974     10,913     23,295     20,998
                           ========   ========   ========   ========

9.   SEGMENT REPORTING

     The Service Companies comprise a reportable segment following the Company's acquisition of their voting control as of December 31, 2002.

                   AMLI RESIDENTIAL PROPERTIES TRUST

     The revenue, net operating income ("NOI"), funds from operations ("FFO") and assets for the Company's reportable segments are summarized as follows:

                           Three Months Ended     Six Months Ended
                                June 30,              June 30,
                           -------------------  --------------------
                             2003       2002       2003       2002
                           --------   --------   --------   --------

     Segment revenue:
      Multifamily rental
       operations:
        Wholly owned
          communities . .  $ 27,481     26,680     54,564     53,202
        Partnership
          communities
          at 100% . . . .    42,893     41,653     84,024     82,183
                           --------   --------   --------   --------
                             70,374     68,333    138,588    135,385
      Service Companies'
       Operations . . . .    23,359     27,971     50,722     51,252
                           --------   --------   --------   --------
        Total segment
          revenue . . . .    93,733     96,304    189,310    186,637
      Discontinued
       operations . . . .     --            (8)     --         2,115
                           --------   --------   --------   --------
        Total revenue . .  $ 93,733     96,296    189,310    188,752
                           ========   ========   ========   ========

     NOI:
      Multifamily rental
       operations:
        Wholly owned
         communities. . .  $ 15,507     15,767     31,269     32,204
        Partnership
         communities
         at 100%. . . . .    24,754     25,053     49,132     49,518
                           --------   --------   --------   --------
                             40,261     40,820     80,401     81,722
      Service Companies .       228        708        791      1,070
                           --------   --------   --------   --------
        Total segment
          NOI . . . . . .    40,489     41,528     81,192     82,792
      Discontinued
        operations. . . .     --         1,251      --         2,510
                           --------   --------   --------   --------
        Total NOI . . . .    40,489     42,779     81,192     85,302

                   AMLI RESIDENTIAL PROPERTIES TRUST

                           Three Months Ended     Six Months Ended
                                June 30,              June 30,
                           -------------------  --------------------
                             2003       2002       2003       2002
                           --------   --------   --------   --------

      Reconciling items
       to FFO:
        Reduce co-invest-
          ment NOI to
          Company's share
          (1) . . . . . .   (20,169)   (19,830)   (39,970)   (39,398)
        Other income. . .       188         83        384        447
        Co-investment fee
          income. . . . .       512      1,260        968      1,847
        General and admin-
          istrative
          expenses. . . .    (1,310)    (1,213)    (3,050)    (2,753)
        Interest expense
          and loan cost
          amortization. .    (6,253)    (6,398)   (12,745)   (12,488)
        Depreciation -
          non-real estate
          - Service
          Companies . . .      (780)      (754)    (1,540)    (1,470)
        Income taxes -
          Service
          Companies . . .       303        178        458        446
                           --------   --------   --------   --------

      Consolidated FFO
        before minority
        interest. . . . .    12,980     16,105     25,697     31,933

      Reconciling items to
       net income:
        Depreciation -
          wholly-owned
          communities . .    (5,546)    (5,371)   (11,064)   (10,733)
        Depreciation -
          share of
          co-investment
          communities . .    (3,116)    (2,968)    (6,236)    (5,836)
        Gains on sales
          of rental
          communities . .     --           605      --           605
        Impairment of an
          investment in
          a partnership .    (1,191)     --        (1,191)     --
                           --------   --------   --------   --------
     Income before
       minority interest.     3,127      8,371      7,206     15,969
     Minority interest. .       199      1,080        570      2,018
                           --------   --------   --------   --------
     Net income . . . . .  $  2,928      7,291      6,636     13,951
                           ========   ========   ========   ========

                   AMLI RESIDENTIAL PROPERTIES TRUST

                                               June 30,  December 31,
                                                2003         2002
                                              ---------- ------------
     Segment assets:
       Multifamily rental communities:
         Total wholly-owned . . . . . . . . . $  794,934      768,281
         Total partnerships . . . . . . . . .  1,410,167    1,402,502
                                              ----------   ----------
           Total multifamily. . . . . . . . .  2,205,101    2,170,783

       Service Companies' assets. . . . . . .     61,978       52,774
       Non-segment assets . . . . . . . . . .     34,723       22,550
                                              ----------   ----------
           Total. . . . . . . . . . . . . . .  2,301,802    2,246,107

     Reconciling items to total assets:
       Reduce partnership communities
         to Company's share (1) . . . . . . . (1,216,923)  (1,204,985)
       Accumulated depreciation
         - wholly-owned . . . . . . . . . . .   (131,332)    (120,268)
                                              ----------   ----------
           Total assets . . . . . . . . . . . $  953,547      920,854
                                              ==========   ==========

      (1) Represents amount required to reduce partnership communities to the Company's share from partnerships.


     The Company does not derive any of its consolidated revenue from foreign countries and does not have any major customers that individually account for 10% or more of the Company's consolidated revenue.


10.  RELATED PARTY TRANSACTIONS AND SUBSEQUENT EVENTS

     During the six months ended June 30, 2003, the Company accrued or paid to partnerships $79 interest on short-term investments made by the partnerships. During the six months ended June 30, 2002, the Company accrued or paid to the Service Companies other costs and expenses as follows:

     Management fees (including discontinued operations)   $1,723
     General contractor fees. . . . . . . . . . . . . .        56
                                                           ======

     During the six months ended June 30, 2003, the Company and the Service Companies earned and received from partnerships other income as follows:

     Development fees . . . . . . . . . . . . . . . . .    $  750
     Management fees. . . . . . . . . . . . . . . . . .     3,475
     Asset management fees. . . . . . . . . . . . . . .       236
     General contractor fees. . . . . . . . . . . . . .       733
     Promoted interest. . . . . . . . . . . . . . . . .       271
     Interest on notes and advances to affiliates . . .       342
                                                           ======

                   AMLI RESIDENTIAL PROPERTIES TRUST

     In addition, during the six months ended June 30, 2003, total revenue of $1,920 was generated from leases of apartment homes of partnership communities through ACH.

     During the six months ended June 30, 2002, the Company earned or received from partnerships and the Service Companies other income as follows:

     Development fees . . . . . . . . . . . . . . . . .    $  960
     Acquisition, disposition and financing fees. . . .       640
     Asset management fees. . . . . . . . . . . . . . .       247
     Promoted interest. . . . . . . . . . . . . . . . .       276
     Interest on notes and advances to affiliates . . .       573
                                                           ======

     In addition, during the six months ended June 30, 2002, total revenue of $740 was generated from leases of apartment homes of wholly-owned communities through ACH.

     In September 2002, the Company entered into an agreement with an affiliate of one of the Company's Executive Vice Presidents to test and possibly implement a software application developed by this entity, in which the Company has no ownership interest. The Company's maximum commitment under this agreement is $300. The Company is entitled to share in any proceeds from the successful marketing and sale of this software application to third parties. On July 10, 2003, the Company was named as beneficiary to a software sales agreement, pursuant to which AMC will receive a minimum of $1,000 and a maximum of $1,500 in royalties over the five-year period ending December 31, 2007. Through June 30, 2003 no income or loss has been recognized as a result of this agreement. AMC will recognize royalty income as it is earned over the remaining 4.5-year term of the agreement.

     On July 28, 2003, the Compensation Committee of the Company's Board of Trustees approved the payment of compensation (1) in the amount of $90 to each of the Company's Co-Chief Executive Officers to facilitate their acquisition of the Company's interest in their split-dollar life insurance policies; and (2) in the amount of approximately $1,200 to terminate the participation of all but five senior officers in the Company's Performance Incentive Plan ("PIP").

     The Company is selling its interest in the split-dollar policies to avoid any possibility that continued payments of premiums on these policies might be considered a violation of the Sarbanes-Oxley Act. These are the only split-dollar life insurance policies in which the Company has an interest. The $180 which will be paid to the two Co-Chief Executive Officers will be charged to expense in July 2003.

     Through June 30, 2003, the Company has continued to provide for its liability under the PIP assuming that the targeted growth will eventually be achieved over the maximum ten-year measurement periods which expire December 31, 2007 through December 31, 2011. This liability of approximately $1,400 at June 30, 2003 is anticipated to grow to approximately $1,800 by December 31, 2003. By redeeming for cash the interests of the 43 employees who are not the five most senior officers, the Company will improve the transparency of its compensation plans, will reduce the exposure to earnings and liability volatility that results from the "mark-to-market" accounting used to account for benefits payable under the PIP, and will reward key employees for their performance in a difficult operating environment. Except for a portion of the approximate $400 increase in liability described above, there is no earnings impact in 2003 from this future payment of approximately $1,200.

                   AMLI RESIDENTIAL PROPERTIES TRUST

     On July 31, 2003, the Company hedged an additional $30,000 in floating-rate borrowings under its unsecured line of credit. The Company paid $927 to cap the 30-day LIBOR rate on $15,000 of borrowings at 4.0% for five years beginning April 1, 2004 (which will limit its maximum "all-in" cost over this period to 5.0% plus the cost of the cap). The Company also obtained a forward-starting swap beginning April 1, 2004 on another $15,000 of borrowings at 4.38%, fixing its "all-in" cost at 5.38% over this period.

     On August 7, 2003, the Company agreed to issue an additional 2,415,000 common shares under its existing shelf registration statement. The issuance includes a 315,000 share underwriters' over allotment. This equity issuance was offered to the public at $24.40 per share by Morgan Stanley & Co. Net proceeds totaling $58,100 based on net value per share of $24.10 less expenses of the offering are anticipated to be received on August 13, 2003. Of the total net proceeds of the offering, approximately $57,000 (including the partner's $11,000 share of the Regents Crest mortgage loan due in December 2003) will be used to acquire the equity interests of AMLI's partner in AMLI at Regents Crest, AMLI Creekside and AMLI at Castle Creek. This acquisition is anticipated to close on August 14, 2003. Remaining net proceeds of the offering will be used for future property acquisition and development, and for general corporate purposes.


11.  COMMITMENTS AND CONTINGENCIES

     The limited partnership agreement of AMLI on Timberglen L.P. provides for the redemption (at an amount determined by formula) by the partnership of the limited partner's entire interest, in the limited partner's sole discretion, at any time after December 16, 2003 or at any time that there is a designated event of default on related indebtedness of the partnership, which event of default remains uncured and unwaived to the time of notice of redemption election. The redemption amount may be paid in cash or the Company common shares of beneficial interest, or any combination thereof, in the sole discretion of the Company. The Company is of the opinion that the fair value of this property is substantially in excess of the value which would be the basis for determining the redemption price and the fair value of this purchase obligation is nominal.

     At June 30, 2003, the Company is contingently liable with respect to $8,282 in bank letters of credit issued to secure commitments made in the ordinary course of business by the Company and its partnerships and with respect to its guarantee of $4,000 of the construction loan for the AMLI at Seven Bridges community. Of these amounts, the Company anticipates that its contingent liabilities under all but approximately $4,000 of the bank letters of credit and under the $4,000 construction loan guarantee will expire later in 2003 as criteria are achieved and the construction loan is repaid (see note 5).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS,
         EXCEPT SHARE DATA)

     The following discussion is based primarily on the Consolidated Financial Statements of Amli Residential Properties Trust (the "Company" or "AMLI") as of June 30, 2003 and December 31, 2002 and for the three and six months ended June 30, 2003 and 2002. The terms "we", "us" or "our" when used in this discussion and analysis mean AMLI Residential Properties Trust.

     This information should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

     As of June 30, 2003, the Company owned an approximate 86% general partnership interest in AMLI Residential Properties, L.P. (the "Operating Partnership" or "OP"), which holds the operating assets of the Company.
The 14% not owned by the Company is owned by the limited partners that hold Operating Partnership units ("OP Units") which are convertible into common shares of the Company on a one-for-one basis, subject to certain limitations. At June 30, 2003, the Company owned 20,953,640 OP Units (including 4,025,000 Preferred OP Units) and the limited partners owned 3,545,993 OP Units. The Company has qualified, and anticipates continuing to qualify, as a real estate investment trust ("REIT") for Federal income tax purposes.

GROWTH STRATEGIES

     The Company primarily seeks to maximize earnings by increasing the net operating income ("NOI") from its portfolio of operating communities (internal growth) and by adding additional NOI by expanding the portfolio through its acquisition and development activities (external growth), net of dispositions. In addition, the Company employs a third external growth strategy, co-investment, whereby the Company forms partnerships with primarily institutional partners for the purpose of acquiring and developing multifamily communities.

CO-INVESTMENT

     Because the Company has differentiated itself from other publicly-owned multifamily residential REIT's in the manner and to the extent it conducts its business through partnerships with institutional investors, the following condensed combined financial information for the Company and its partnerships at June 30, 2003, as shown below, is presented as supplementary information intended to provide a better understanding of the Company's financial position.

     The information presented in the following table includes the unconsolidated partnerships at 100%.

                                                        Company and
                           Consolidated Unconsolidated Unconsolidated
                             Company     Partnerships   Partnerships
                             ("GAAP")      at 100%      (Combined)
                           ------------ -------------- --------------
Rental communities. . . . . $  782,330      1,271,001      2,053,331
Accumulated depreciation. .   (131,332)      (138,921)      (270,253)
                            ----------     ----------     ----------
                               650,998      1,132,080      1,783,078
Land and rental communities
  under development . . . .     12,604        139,166        151,770
Investments in partnerships    193,244       (193,244)         --
Other, net. . . . . . . . .     55,235        (12,619)        42,616
                            ----------     ----------     ----------
                               912,081      1,065,383      1,977,464

                                                        Company and
                           Consolidated Unconsolidated Unconsolidated
                             Company     Partnerships   Partnerships
                             ("GAAP")      at 100%      (Combined)
                           ------------ -------------- --------------

Debt - Company's share. . .   (462,781)      (211,592)      (674,373)
Debt - partners' share. . .      --          (358,952)      (358,952)
                            ----------     ----------     ----------
Total net assets. . . . . .    449,300        494,839        944,139
Partners' share of net
  assets. . . . . . . . . .      --          (494,839)      (494,839)
                            ----------     ----------     ----------
Company's share of
  net assets. . . . . . . . $  449,300          --           449,300
                            ==========     ==========     ==========


     The information presented in the following table includes AMLI's proportionate share of unconsolidated partnerships.

                                                         Company and
                            Consolidated                  Share of
                              Company       Share of     Partnerships
                              ("GAAP")     Partnerships  (Combined)
                            ------------  ------------- -------------

Rental communities. . . . . .$  782,330        420,140     1,202,470
Accumulated depreciation. . .  (131,332)       (42,736)     (174,068)
                             ----------     ----------    ----------
                                650,998        377,404     1,028,402

Land and rental communities
  under development . . . . .    12,604         32,071        44,675
Investments in partnerships .   193,244       (193,244)        --
Other, net. . . . . . . . . .    55,235         (4,639)       50,596
                             ----------     ----------    ----------

                                912,081        211,592     1,123,673

Debt - Company's share. . . .  (462,781)      (211,592)     (674,373)
                             ----------     ----------    ----------
Company's share of net
  assets. . . . . . . . . . .$  449,300          --          449,300
                             ==========     ==========    ==========


     Details of the differences between the Company's aggregate investment in partnerships and its aggregate share of equity as recorded on the books of these partnerships, net of accumulated amortization, are as follows at June 30, 2003:

           AMLI's share of equity in
             partnerships . . . . . . . . . . . .    $191,087
           Negative investment balances
             presented in other liabilities . . .       5,969
           Capitalized interest . . . . . . . . .       5,172
           Eliminated fees. . . . . . . . . . . .      (6,381)
           Eliminated construction profits. . . .      (2,511)
           Other comprehensive loss . . . . . . .      (1,335)
           Other, net . . . . . . . . . . . . . .       1,243
                                                     --------
           Total investments in partnerships. . .    $193,244
                                                     ========


ACQUISITIONS, DEVELOPMENT AND DISPOSITIONS

     ACQUISITIONS

     AMLI acquires interests in institutional quality multifamily communities, with a focus on newer communities, having high-quality construction, amenities, location and market position.  AMLI currently operates in eight markets, but will consider expanding into additional markets depending on the market, product type, perceived risks and portfolio objectives.

     During 2003 and 2002, the Company has been less aggressive in acquiring interests in operating communities than it would have liked primarily due to pricing.  No communities were acquired during the six months ended
June 30, 2003.  The table below summarizes the communities acquired during 2002:

                                      Number     Year
                                       of        Com-       Date       Purchase                Total
Community           Location          Units     pleted     Acquired     Price        Debt      Equity
---------           --------         --------  --------    --------    --------     ------    --------
WHOLLY-OWNED:
AMLI:
 Upper West Side.   Ft. Worth, TX         194      2001      5/1/02      13,600       --        13,600
 7th Street
   Station. . . .   Ft. Worth, TX         189      2000    10/17/02      13,700       --        13,700
                                       ------                          --------     ------     -------
    Total wholly-owned                    383                            27,300       --        27,300
                                       ------                          --------     ------     -------
PARTNERSHIPS:
(Company ownership
percentage):
AMLI:
 at Parks Meadows
  (25%) . . . . .   Littleton, CO         518      2001     4/24/02      56,500     28,500      28,000
 at Bryan Place
  (48%) . . . . .   Dallas, TX            420      1999     6/28/02      39,600     26,200      13,400
                                       ------                          --------    -------     -------
    Total partnerships                    938                            96,100     54,700      41,400
                                       ------                          --------    -------     -------
    Total . . . .                       1,321                          $123,400     54,700      68,700
                                       ======                          ========    =======     =======




COMMUNITIES UNDER DEVELOPMENT OR IN LEASE-UP AND LAND HELD FOR DEVELOPMENT OR SALE

     COMMUNITIES UNDER DEVELOPMENT OR IN LEASE-UP

     At June 30, 2003, the Company had interests in seven communities under development or in lease-up including four owned in partnerships, as follows:

                                                                                 TOTAL
                                                                                EXPENDED         TOTAL
                                                         NUMBER      NUMBER     THROUGH        ESTIMATED
                                                           OF          OF       JUNE 30,       COSTS UPON
COMMUNITY                         LOCATION               ACRES       UNITS        2003         COMPLETION
---------                         --------               ------      ------     ---------      ----------
Wholly-owned (in lease-up):
 AMLI at Carmel Center            Carmel, IN                15         322       $ 27,271        28,400
                                                           ---       -----       --------      --------
Partnerships:
(Company ownership percentage):
 AMLI:
  at Milton Park (25%)            Alpharetta, GA            21         461         33,754        35,000
  at Seven Bridges (20%)          Woodridge, IL             13         520         75,726        82,200
  Downtown (30%)                  Austin, TX                 2         220         21,320        50,920
  Museum Gardens (25%)            Vernon Hills, IL          17         294          8,366        60,100
                                                           ---       -----       --------      --------
        Total partnerships                                  53       1,495        139,166       228,220
                                                           ---       -----       --------      --------
Service Companies (being
 developed for sale):
  Walnut Creek (100%)             Austin, TX                28         460         17,518        31,370
  Old Town Carmel (100%)          Carmel, IN                 5          91          2,916        11,400
                                                           ---       -----       --------       -------
        Total Service Companies                             33         551         20,434(1)     42,770
                                                           ---       -----       --------       -------
        Total                                              101       2,368       $186,871       299,390(2)
                                                           ===       =====       ========       =======

     (1)   Reported in Service Companies' assets in the Consolidated Balance Sheet as of June 30, 2003.

     (2)   Of AMLI's share of completion costs (excluding Service Companies), $30,526 is anticipated to be funded from existing loan commitments and $6,471 is expected to be paid in cash during 2003 and 2004.



     LAND HELD FOR DEVELOPMENT OR SALE

     At June 30, 2003, the Company's land held for future development or sale is as follows:

                                                                                                CARRYING
                                                                                                 VALUE
                                                                                 TOTAL COSTS     NET OF
                                                                                 CAPITALIZED   ALLOWANCE
                                                          NUMBER    POTENTIAL     THROUGH     FOR LOSS AT
                                                            OF      NUMBER OF      JUNE 30,     JUNE 30,
COMMUNITY                             LOCATION            ACRES      UNITS          2003          2003
---------                             --------            ------    ---------    -----------  ------------
Land held for development
  or sale (1) (2)                     Texas and
                                      Kansas                117        1,800         $13,825       12,604

Service Companies' land held
  for sale (1) (3) (4)                Carmel, IN and
                                      Ft. Worth, TX         154          --           13,513       12,816
                                                            ---        -----         -------       ------
    Total                                                   271        1,800         $27,338       25,420
                                                            ===        =====         =======       ======

     (1)     The Company has expensed interest carry on these land parcels in 2003 and 2002.

     (2)     Amounts are shown net of an allowance for loss totaling $1,221 on land parcels in Texas.

     (3)     Amounts are shown net of an allowance for loss totaling $697 on a land parcel in Texas.

     (4)     Reported in Service Companies' assets in the accompanying Consolidated Balance Sheet.












     At June 30, 2003, the Company has substantially completed the $28,400 development of AMLI Carmel Center. The community is currently under lease-up and at June 30, 2003 it was 50% leased.

     At June 30, 2003, the Company has made capital contributions totaling $19,623 to co-investment partnerships currently having development of communities underway, and anticipates funding substantially all of its remaining commitment (net of its share of co-investment debt) of $5,342 during 2003 to complete the 1,495 apartment homes being developed by co-investment partnerships.

     The Service Companies currently have two communities under development with an estimated development cost of $42,770 which the Company is funding from its cash flow or line of credit borrowings. The Service Companies intend to sell these two communities containing a total of 551 apartment homes. In addition, the Service Companies have an investment in two partnerships which own two communities currently in lease-up and for sale.

     The Company's pipeline of new developments is continuing to decrease; one development commenced in June 2003 immediately after the closing of the partnership. The Company is continuing to pursue development opportunities and anticipates expanding its development activities at some future date.

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

     The Company has postponed active development planning for some of its land parcels in Houston and Forth Worth, Texas, until conditions in those particular submarkets are more favorable for development. The Company expensed costs associated with carrying these land parcels for the six months ended June 30, 2003 and 2002.

     DISPOSITIONS

     The Company sells communities which no longer meet the Company's investment objectives. The proceeds from such sales are typically invested in the acquisition or development of new communities as a way to continually improve the quality of its portfolio and increase the potential for growth in NOI, reacquire its common shares, pay down debt or for other working capital purposes.

     During the six months ended June 30, 2003, the Company did not have any wholly-owned communities sold or held for sale. As of June 30, 2003, the Company, on behalf of the partnership, has entered into a contract for the sale of AMLI at Willeo Creek (a community in which the Company owns a 30% interest) for the price of $19,500 in cash. Closing is anticipated to occur in late August 2003. AMLI is expected to earn an approximate $325 and $372 disposition fee and promoted interest, respectively. AMLI's share of net sale proceeds is anticipated to be approximately $12,280 including repayment of its mortgage note of $8,942.



     The table below summarizes the rental communities sold during 2002:

                                                                 Costs
                                          Year                   Before
                              Number    Acquired/     Date       Depre-      Sale        Net
Community     Location       of Units   Developed     Sold       ciation     Price     Proceeds   Gain (1)
---------     --------       --------   ---------   --------     --------   --------   --------   --------
WHOLLY-OWNED:
AMLI at:
 Gleneagles   Dallas, TX          590     88/97      8/14/02      $27,613     35,675     34,720     14,247
 Western
  Ridge       Houston, TX         318      2000     12/20/02       20,317     24,600     23,998      4,659
                                -----                             -------    -------    -------    -------
    Total wholly-owned            908                              47,930     60,275     58,718     18,906
                                -----                             -------    -------    -------    -------

PARTNERSHIPS
(Company owner-
ship percentage):
AMLI at:
 Champions
  Park (15%)  Houston, TX         246      1994      4/18/02       13,723     13,145     12,783      1,799
 Champions
  Centre (15%)Houston, TX         192      1994      4/18/02       10,205     10,755     10,458      2,232
 Greenwood
  Forest (15%)Houston, TX         316      1995     8/1/2002       18,202     20,150     19,407      4,524
                                -----                             -------    -------    -------    -------
    Total partnerships            754                              42,130     44,050     42,648      8,555
                                -----                             -------    -------    -------    -------
    Total                       1,662                             $90,060    104,325    101,366     27,461
                                =====                             =======    =======    =======    =======

    (1)   Gains on sales of partnership communities are shown net of disposition fees and promoted interests paid to the Company by such partnerships.


RESULTS OF COMMUNITY OPERATIONS

GENERAL

     At June 30, 2003, AMLI owned interest in 80 communities containing 30,348 apartment homes, of which seventy-five containing 28,531 apartment homes were stabilized and five containing 1,817 apartment homes were under development or in lease-up. Stabilized communities are communities that are fully completed and have, in the opinion of management, completed their initial lease-up. Thirty-three of the communities are wholly-owned and their operating results are reflected in the Company's Consolidated Statements of Operations under Rental Operations as well as under Income from discontinued operations. Forty-seven are owned in partnerships, and the Company's share of operating results are included in Income from partnerships.

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

     Community revenue comprises that portion of total revenue collected or due from leases of apartment homes and includes any such amounts as may be reported as discontinued operations.

     Community rental expenses comprise that portion of total expenses that exclude losses from sales or valuation of land, expenses of the Service Companies, general and administrative expenses, and interest, taxes, depreciation and amortization. Community rental expenses include amounts reported as personnel, advertising and promotion, utilities, building repairs and maintenance and services, landscaping and grounds maintenance, real estate taxes, property management, and other expenses, and such amounts as may be included in discontinued operations.

     The Company uses NOI to measure the operating results of its communities. NOI represents community revenue less community operating expenses, and excludes interest, taxes, general and administrative expenses and depreciation and amortization expenses. This performance measure is not intended as a replacement for net income determined in accordance with generally accepted accounting principles ("GAAP").


WHOLLY-OWNED COMMUNITIES

     For the six months ended June 30, 2003, NOI from wholly-owned communities decreased from the same period a year ago. The decrease by approximately 10% was primarily attributable to lower revenue in the Company's same store portfolio. NOI generated by acquisition and development activity was approximately equal to NOI lost from sold communities.

     Revenue, rental expenses and NOI from wholly-owned communities for the six months ended June 30, 2003 and 2002 are summarized as follows:

                                    Six Months Ended
                                        June 30,
                                 ----------------------    Increase
                                    2003         2002     (Decrease)
                                  --------      -------   ---------
Total Wholly-Owned
Community Revenue
------------------
 Same Store communities . . . .   $ 49,646       52,871      (3,225)
 Development and lease-up
   communities. . . . . . . . .        598            1         597
 Acquisition communities. . . .      4,320          330       3,990
 Communities sold or contri-
   buted to ventures. . . . . .      --           4,238      (4,238)
                                  --------      -------     -------
    Total . . . . . . . . . . .   $ 54,564       57,440      (2,876)
                                  ========      =======     =======

    Continuing operations . . .   $ 54,564       53,202       1,362

    Discontinued operations . .      --           4,238      (4,238)
                                  ========      =======     =======

Total Wholly-Owned
Community Rental Expenses
-------------------------
 Same Store communities . . . .   $ 20,908       20,791         117
 Development and lease-up
   communities. . . . . . . . .        398           64         334
 Acquisition communities. . . .      1,989          143       1,846
 Communities sold or contri-
   buted to ventures. . . . . .      --           1,728      (1,728)
                                  --------      -------     -------
    Total . . . . . . . . . . .   $ 23,295       22,726         569
                                  ========      =======     =======

    Continuing operations . . .   $ 23,295       20,998       2,297

    Discontinued operations . .      --           1,728      (1,728)
                                  ========      =======     =======

Total Wholly-Owned
Community NOI
-------------------
 Same Store communities . . . .   $ 28,738       32,080      (3,342)
 Development and lease-up
   communities. . . . . . . . .        200          (63)        263
 Acquisition communities. . . .      2,331          187       2,144
 Communities sold or contri-
   buted to ventures. . . . . .      --           2,510      (2,510)
                                  --------      -------     -------
    Total . . . . . . . . . . .   $ 31,269       34,714      (3,445)
                                  ========      =======     =======

    Continuing operations . . .   $ 31,269       32,204        (935)

    Discontinued operations . .      --           2,510      (2,510)
                                  ========      =======     =======

                                    Six Months Ended
                                        June 30,
                                 ----------------------
                                    2003         2002      (Change)
                                  --------      -------    --------
Reconciliation of Income
from Rental Operations
------------------------
  Community rental revenue
    (1) . . . . . . . . . . . .   $ 54,564       57,440      (2,876)
  Community rental expenses
    (1) . . . . . . . . . . . .    (23,295)     (22,726)       (569)
                                  --------      -------     -------
  Community NOI (1) . . . . . .     31,269       34,714      (3,445)

  Income from partnerships. . .      2,926        4,284      (1,358)
  Interest expense and
    amortization. . . . . . . .    (12,745)     (12,188)       (557)
  Depreciation. . . . . . . . .    (11,064)     (10,150)       (914)
  Income from discontinued
    operations. . . . . . . . .      --          (2,510)      2,510
                                  --------      -------     -------
  Income from rental operations
    (excluding discontinued
    operations) . . . . . . . .   $ 10,386       14,150      (3,764)
                                  ========      =======     =======

  (1)  Including discontinued operations.


PARTNERSHIP COMMUNITIES

     For the six months ended June 30, 2003, NOI from partnership communities was virtually unchanged from the same period in 2002. In general, the loss in revenue in the Same Store portfolio was offset by net investing activity.

     Rental revenue, rental expenses and NOI from partnership communities, at 100%, for the six months ended June 30, 2003 and 2002 are summarized as follows:

                                    Six Months Ended
                                         June 30,
                                 ----------------------    Increase
                                    2003         2002     (Decrease)
                                  --------      -------   ---------
Total Partnership
Community Revenue
-------------------
 Same Store communities . . . .   $ 68,563       70,703      (2,140)
 New communities. . . . . . . .      4,469        3,207       1,262
 Development and lease-up
   communities. . . . . . . . .      4,484          613       3,871
 Acquisition communities. . . .      4,648        1,075       3,573
 Communities sold or contri-
   buted to ventures. . . . . .      1,859        6,586      (4,727)
                                  --------      -------     -------
    Total . . . . . . . . . . .   $ 84,023       82,184       1,839
                                  ========      =======     =======

                                    Six Months Ended
                                        June 30,
                                 ----------------------    Increase
                                    2003         2002     (Decrease)
                                  --------      -------   ---------
Total Partnership Community
Rental Expenses
---------------------------
 Same Store communities . . . .   $ 27,761       27,201         560
 New communities. . . . . . . .      1,814        1,611         203
 Development and lease-up
   communities. . . . . . . . .      2,476          544       1,932
 Acquisition communities. . . .      1,678          296       1,382
 Communities sold or contri-
   buted to ventures. . . . . .        856        3,035      (2,179)
                                  --------      -------     -------
    Total . . . . . . . . . . .   $ 34,585       32,687       1,898
                                  ========      =======     =======

Total Partnership
Community NOI
-----------------
 Same Store communities . . . .   $ 40,802       43,502      (2,700)
 New communities. . . . . . . .      2,655        1,596       1,059
 Development and lease-up
   communities. . . . . . . . .      2,008           69       1,939
 Acquisition communities. . . .      2,970          779       2,191
 Communities sold or contri-
   buted to ventures. . . . . .      1,003        3,551      (2,548)
                                  --------      -------     -------
    Total . . . . . . . . . . .   $ 49,438       49,497         (59)
                                  ========      =======     =======
 Company's share of partnership
   community NOI and cash
   flows in excess of ownership
   interest . . . . . . . . . .   $ 17,012       17,127        (115)
                                  ========      =======     =======


                                    Six Months Ended
                                        June 30,
                                 ----------------------
                                    2003         2002      (Change)
                                  --------      -------    --------
Reconciliation of
Share of Income from
Partnerships
--------------------
  Community rental revenue. . .   $ 84,023       82,184       1,839
  Community rental expenses . .    (34,585)     (32,687)     (1,898)
                                  --------      -------     -------
  Community NOI . . . . . . . .     49,438       49,497         (59)

  Sale of rental communities. .      --          23,900     (23,900)
  Cost of rental communities
    sold. . . . . . . . . . . .      --         (19,869)     19,869
  Other income. . . . . . . . .         85          172         (87)
  Other expenses. . . . . . . .       (798)        (842)         44
  Interest expense and
    amortization. . . . . . . .    (20,059)     (18,042)     (2,017)
  Depreciation. . . . . . . . .    (19,294)     (17,898)     (1,396)
                                  --------      -------     -------
  Net income. . . . . . . . . .      9,372       16,918      (7,546)

  Co-investment partners' share      6,446       12,634      (6,188)
                                  --------      -------     -------
  Share of income from
    partnerships. . . . . . . .   $  2,926        4,284      (1,358)
                                  ========      =======     =======

SAME STORE COMMUNITIES

     As of June 30, 2003, 24,658 apartment homes, or 86.4% of total apartment homes in the Company's stabilized communities, were categorized as Same Store communities, of which 11,399 were wholly-owned and 13,319 were owned in partnerships. The following commentary is based primarily on an analysis of the AMLI's Same Store portfolio since the operating results of stabilized communities owned over comparable periods generally provide a better perspective of market conditions affecting the Company's portfolio. For purposes of this discussion and analysis, 100% of the results of operations of the Company's partnership communities is combined with the Company's wholly-owned communities.

RENTAL REVENUE

     For the second quarter 2003 compared to the same quarter a year ago, rental revenue for the same community portfolio declined 4.7%. The change was attributable to a 4.5% decline in collected rent per occupied unit and a modest 0.2% decline in occupancy, reflecting some stabilization. On a sequential basis, rental revenue began to trend up this quarter for the first time since third quarter 2001, increasing by 0.7%. Collected rent per occupied unit was down from last quarter by 1.4%; however, occupancy has begun to increase and was up 1.9%.

OCCUPANCY

     The following chart shows weighted average physical occupancy, calculated on a daily basis, for all Same Store communities for each of AMLI's markets and for the AMLI portfolio in total:

             DAILY WEIGHTED AVERAGE OF PHYSICAL OCCUPANCY
                        SAME STORE COMMUNITIES

                                         Quarter Ended
                             ---------------------------------------
                                     2003               2002
                              -----------------   ------------------
                               Jun 30    Mar 31    Dec 31    June 30
                               ------    ------    ------    -------
Dallas. . . . . . . . . . .     91.4%     88.3%     88.4%     91.8%
Atlanta . . . . . . . . . .     90.8%     90.3%     90.5%     90.2%
Austin. . . . . . . . . . .     91.4%     90.7%     92.1%     91.4%
Houston . . . . . . . . . .     91.0%     89.0%     91.1%     92.2%
Indianapolis. . . . . . . .     91.1%     89.4%     91.3%     91.5%
Kansas City . . . . . . . .     90.7%     89.5%     91.1%     93.0%
Chicago . . . . . . . . . .     92.1%     88.6%     88.4%     92.1%
Denver. . . . . . . . . . .     88.5%     86.8%     89.4%     87.1%
                               ------    ------    ------    ------
Total Portfolio (a) . . . .     91.2%     89.3%     90.0%     91.4%
                               ======    ======    ======    ======

     (a) Occupied apartments exclude community models and apartments not in service due to fire, flood or otherwise.

     In addition to physical occupancy as an indicator of market conditions, some in the apartment industry measure economic occupancy as well. Because the calculation of economic occupancy typically adjusts the value of vacancies and concessions (among other items) from quoted market rents, many believe that it is a better indicator of market fundamentals. Since there is no consistent industry measurement of economic occupancy and the calculation is derived from many variable data, AMLI prefers to measure total revenue earned per each occupied apartment. As the Company's policy is to reserve as a bad debt any rent or other payments due from a resident that is more than 30 days delinquent, revenue earned for purposes of this analysis is essentially equal to collected revenue per unit, another metric used by some in the apartment industry.

     The following chart shows weighed average total revenue per occupied apartment home for the Company's Same Store communities for each of its markets and for the portfolio in total:

                 WEIGHTED AVERAGE TOTAL REVENUE EARNED
                      PER OCCUPIED APARTMENT HOME
                        SAME STORE COMMUNITIES

                                         Quarter Ended
                             ---------------------------------------
                                     2003               2002
                              -----------------   ------------------
                               Jun 30    Mar 31    Dec 31    June 30
                               ------    ------    ------    -------

Dallas. . . . . . . . . . .    $  817       831       824       849
Atlanta . . . . . . . . . .       862       862       864       898
Austin. . . . . . . . . . .       817       819       826       875
Houston . . . . . . . . . .     1,063     1,068     1,077     1,095
Indianapolis. . . . . . . .       805       811       794       798
Kansas City . . . . . . . .       844       835       835       855
Chicago . . . . . . . . . .     1,100     1,112     1,111     1,146
Denver. . . . . . . . . . .     1,021     1,035     1,024     1,075
                               ------    ------    ------    ------
Total Portfolio (a) . . . .    $  884       889       887       917
                               ======    ======    ======    ======

     (a) Calculated by taking the simple average of each of the three months in the quarter. Each month's calculation is made by dividing that month's accrual basis rental and other income (total community revenue) by the weighted average number of apartments occupied during the month.


MARKETS

     The following provides commentary about each of AMLI's markets. Statistical information relates to Same Store communities, including wholly-owned and partnership communities at 100%, for the second quarter of 2003, compared to the second quarter of 2002 and the first quarter of 2003.

     DALLAS rental revenue declined by 5.7% compared to the second quarter of 2002, as collected rent per occupied unit fell by 5.1%, and occupancy fell by 0.5%. On a sequential basis, compared to the first quarter, rental revenue increased by 1.1%, as a result of a 3.0% increase in occupancy, and a 2.2% decline in collected rent per occupied unit, which was the largest quarterly sequential drop the last four quarters. The Dallas/Ft. Worth market continued to experience demand pressure, with job losses totaling 28,000 for the 12-month period ending May 31, 2003. On the supply side, permit activity remains fairly strong with 11,277 new multifamily units authorized for the 12 months ended May 31, 2003, representing 2.2% of existing apartment stock.

     ATLANTA rental revenue declined 4.9% compared to the second quarter 2002, driven by a 5.6% decline in collected rent per occupied unit and a 0.7% increase in occupancy. On a sequential basis, rental revenue declined by 0.8% compared to the first quarter as collected rent per occupied unit continued to fall, down 1.4%. Occupancy increased 0.6% as traffic and rentals increased by 34.4% and 39.9%, respectively. The challenge in Atlanta remains absorption of new supply, with 11,505 multifamily units permitted for the 12 months ended May 31, 2003, which represents a 3.1% of the existing apartment stock. The good news in Atlanta is that annualized permits have fallen by 27.5% versus the same period a year ago, and job growth has turned positive. Atlanta generated 8,000 new jobs for the 12 months ended May 31, 2003.

     CHICAGO rental revenue declined 3.6% compared to the same quarter a year ago, driven entirely by a 3.6% decrease in collected rent per occupied unit, as occupancy remained unchanged at 92.1%. Sequentially, rental revenue increased by 2.6% over the first quarter after three consecutive quarterly decreases. This increase was due to a 3.5% gain in occupancy. While occupancy was increasing, collected rent per occupied unit continued to trend downward, dropping 1.3% in the second quarter compared to last quarter. In general, employment losses in Chicago, which were 28,300 for the twelve months ended May 31, 2003, continue to depress apartment demand and put downward pressure on rental rates in this market. On the supply side, the Chicago metro issued permits for 9,133 new multifamily units, representing 1.4% of existing apartment stock, for the 12 months ended
May 31, 2003, a 10% decrease from the previous period.

     AUSTIN rental revenue declined 6.9% compared to the second quarter of 2002 due to a decrease in collected rent per occupied unit of 6.8%, as occupancy was unchanged year over year at 91.4%. On a sequential basis, compared to the first quarter, rental revenue fell by 0.4% despite an increase in occupancy of 0.7% as collected rent per occupied unit continued to fall, decreasing by 1.0%. Austin is one of the few markets reporting job gains, as approximately 4,700 jobs were added for the twelve months ended May 31, 2003. Despite the positive employment trend, roughly 7,000 multifamily units will be delivered in 2003, which will continue to challenge this market in the near future. On a positive note, permits are down significantly, decreasing by 49% on a year over year basis as of May 31, 2003.

     KANSAS rental revenue declined 4.5% compared to the same period of a year ago due to decreases in both collected rent per occupied unit and occupancy of 2.0% and 2.3%, respectively. Sequentially, rental revenue increased 1.2%, driven by improving occupancy that was up 1.2% compared to the first quarter, while collected rent per occupied unit remained essentially unchanged. Kansas continues to be challenged by weak demand fundamentals exhibited by declining job growth. For the 12 months ended May 31, 2003, the Kansas City metro area lost 19,800 jobs, a negative 2.1% growth rate. In addition, multifamily permits are trending up. For the 12 months ended May 31, 2003, authorized permits totaled 2,998 units, an 86.2% increase over the same period of a year ago, representing a 2.4% increase to the existing apartment stock.

     INDIANAPOLIS rental revenue for the second quarter 2003 declined 0.4% compared to the same quarter a year ago as a result of minor declines in both occupancy and collected rent per occupied unit of 0.4% and 0.2%, respectively. Sequentially, rental revenue grew 1.6% from the first quarter on the strength of improving occupancy, which increased 1.7%, and stability in collected rent per occupied unit, which remained relatively unchanged, down 0.2%. Demand and supply fundamentals in Indianapolis continue to be a concern as evidenced by a loss of 25,300 jobs, or a negative 2.8% growth rate for the 12 months ended May 31, 2003. In addition, 2,661 multifamily permits have been authorized over the past year, up 6.4% from the same period of a year ago, which represents a 2.2% increase to the existing apartment stock.

     HOUSTON rental revenue declined by 4.6% in the second quarter of 2003 compared to the second quarter 2002. Both occupancy and collected rent per occupied unit fell from the same period a year earlier, decreasing 1.1% and 3.6%, respectively. On a sequential basis, rental revenue increased by 0.4% over the first quarter, mainly due to a 2.0% increase in occupancy. The increase in occupancy, however, was offset in part by a 1.9% decrease in collected rent per occupied unit. Houston is faced with challenging supply and demand fundamentals in the near term. Permit activity has increased dramatically as 14,987 multifamily permits, 3.3% of existing stock, were issued for the 12 months ended May 31, 2003, an increase of 111% over last May. On the demand side, Houston has lost 15,500 jobs for the twelve months ended May 31, 2003.

     DENVER second quarter rental revenue fell 4.6% on a year over year basis due to continued weakness in the market, which pushed collected rent per occupied unit down 6.4% over the same period last year, while occupancy improved by 1.4%. On a sequential basis, rental revenue declined 0.8% from the first quarter due to further deterioration of collected rent per occupied unit, which fell 3.0%. The decline in rental revenue was limited by a 1.7% improvement in occupancy during the period. The Denver/Boulder metro area continues to display weak demand/supply fundamentals driven by negative job growth and significant new supply. For the 12 months ended May 31, 2003, the metro experienced a loss of 16,000 jobs, a negative 1.2% growth rate. On a positive note, for the 12 months ended May 31, 2003, authorized permits totaled 6,227 units a 47.6% decrease over the same period of a year ago.


OTHER COMMUNITY REVENUE

     Includes non-rental income items such as revenue from parking garages and carports, laundry facilities, washer/dryer rentals, phone and cable, vending, application fees, late fees, termination fees, month-to-month fees, pet charges and other such items.


TOTAL RENTAL COSTS PER SAME STORE APARTMENT HOME

     The following summarizes the combined cost of rental expenses and capital expenditures (excluding acquisition capital expenditures, as described below) per apartment home for the Company's Same Store wholly-owned and partnership communities, at 100%, for the six months ended June 30, 2003 and 2002:

                             Six Months Ended June 30, 2003
                  ---------------------------------------------------
                     Wholly-owned  Partnership             Per Unit
                      Communities  Communities   Total   (annualized)
                     ------------  ----------- --------- ------------
Community rental
  expenses. . . . . .   $ 20,908       27,761     48,669       3,948
Capital expenditures.      1,808        1,693      3,501         284
                        ========     ========   ========    ========
Number of Same Store
  apartment homes . .     11,339       13,319     24,658
                        ========     ========   ========
Number of Same Store
  communities . . . .         30           36         66
                        ========     ========   ========

                             Six Months Ended June 30, 2002
                  ---------------------------------------------------
                     Wholly-owned  Partnership             Per Unit
                      Communities  Communities   Total   (annualized)
                     ------------  ----------- --------- ------------
Community rental
  expenses. . . . . .   $ 20,791       27,200     47,991       3,893
Capital expenditures.      2,017        1,381      3,398         276
                        ========     ========   ========    ========
Number of Same Store
  apartment homes . .     11,339       13,319     24,658
                        ========     ========   ========
Number of Same Store
  communities . . . .         30           36         66
                        ========     ========   ========

SAME STORE RENTAL EXPENSES

     The following shows detail of rental expenses for the Company's Same Store wholly-owned and partnership communities, at 100%, for the six months ended June 30, 2003 and 2002:
                                                        Per Unit
                               Six Months Ended       (annualized)
                              ------------------- -------------------
                                 2003      2002      2003      2002
                               --------  --------  --------  --------
RENTAL EXPENSES
 Personnel. . . . . . . . . .  $ 11,510    11,382       934       923
 Advertising and promotion. .     2,260     2,311       183       188
 Utilities. . . . . . . . . .     3,288     3,141       267       255
 Building repairs and
  maintenance and contract
  services. . . . . . . . . .     5,403     4,784       438       388
 Landscaping and grounds
  maintenance . . . . . . . .     2,429     2,334       197       189
 Real estate taxes. . . . . .    16,101    16,421     1,306     1,332
 Insurance. . . . . . . . . .     2,075     1,970       168       160
 Property management fees . .     4,308     4,365       350       354
 Other rental expenses. . . .     1,295     1,283       105
104
                               --------  --------   -------   -------
    Total . . . . . . . . . .  $ 48,669    47,991     3,948     3,893
                               ========  ========   =======   =======

     The following provides additional detail for certain of the above expenditures for the six months ended June 30, 2003 and 2002. Note that actual expenses in some categories for the full year ended December 31, 2003 and 2002 will be different than the annualized per unit amounts shown due to seasonal effects.
                                                        Per Unit
                               Six Months Ended       (annualized)
                              ------------------- -------------------
                                 2003      2002      2003      2002
                               --------  --------  --------  --------
BUILDING REPAIRS AND MAINTENANCE
 Painting . . . . . . . . . .  $  1,221     1,204        99        98
 Carpet, vinyl, wallpaper
  and mini-blinds . . . . . .       877       798        71        65
 Carpentry, glass and
  hardware. . . . . . . . . .       302       285        24        23
 HVAC, plumbing and
  electrical. . . . . . . . .       479       431        39        35
 Appliances . . . . . . . . .       144       110        12         9
 Parking lots and amenity
  areas . . . . . . . . . . .       544       302        44        24
 Other repairs and
  maintenance . . . . . . . .       629       507        51        41
                               --------  --------  --------  --------
   Total. . . . . . . . . . .     4,196     3,637       340       295
                               --------  --------  --------  --------

CONTRACT SERVICES
 Property monitoring services       323       276        26        22
 Rubbish collection and
  cleaning services . . . . .       524       553        43        45
 Snow removal . . . . . . . .       198       137        16        11
 Pest control and other
  services. . . . . . . . . .       162       181        13        15
                               --------  --------  --------  --------
   Total. . . . . . . . . . .     1,207     1,147        98        93
                               --------  --------  --------  --------
   Total building repairs
     and maintenance and
     services . . . . . . . .  $  5,403     4,784       438       388
                               ========  ========  ========  ========

                                                        Per Unit
                               Six Months Ended       (annualized)
                              ------------------- -------------------
                                 2003      2002      2003      2002
                               --------  --------  --------  --------
LANDSCAPING AND
 GROUND MAINTENANCE
 Lawn maintenance . . . . . .  $  1,774     1,840       144       149
 All other. . . . . . . . . .       655       494        53        40
                               --------  --------  --------  --------
    Total . . . . . . . . . .  $  2,429     2,334       197       189
                               ========  ========  ========  ========


CAPITAL EXPENDITURES

General

     Capital expenditures are those made for assets having a useful life in excess of one year and include replacements, including carpeting and appliances, and betterments, such as unit upgrades, enclosed parking facilities and similar items.

     In general, the Company expenses any expenditure less than $2.5. The following summarizes capital expenditures incurred in connection with the Company's portfolio of Same Store wholly-owned and partnership communities, at 100%, for the six months ended June 30, 2003 and 2002.

                             Six Months Ended June 30, 2003
                  ---------------------------------------------------
                     Wholly-owned Partnership              Per Unit
                      Communities Communities    Total   (annualized)
                     ------------------------- ----------------------
CAPITAL EXPENDITURES
 Carpet . . . . . . .   $    896          862      1,758         143
 Land and building
  improvements. . . .        518          486      1,004          81
 HVAC and maintenance
  equipment . . . . .        182          211        393          32
 Major appliances
  and furniture,
  fixtures and
  equipment . . . . .        156           70        226          18
 Other. . . . . . . .         56           64        120          10
                        --------     --------   --------     -------
    Total . . . . . .   $  1,808        1,693      3,501         284
                        ========     ========   ========     =======

                             Six Months Ended June 30, 2002
                  ---------------------------------------------------
                     Wholly-owned Partnership              Per Unit
                      Communities Communities    Total   (annualized)
                     ------------------------- ----------------------
CAPITAL EXPENDITURES
 Carpet . . . . . . .   $    917          884      1,801         146
 Land and building
  improvements. . . .        735          225        960          78
 HVAC and maintenance
  equipment . . . . .        151          141        292          24
 Major appliances
  and furniture,
  fixtures and
  equipment . . . . .        141           86        227          18
 Other. . . . . . . .         73           45        118          10
                        --------     --------   --------     -------
    Total . . . . . .   $  2,017        1,381      3,398         276
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

     The following summarizes capital expenditures incurred in connection with upgrading or improving newly acquired wholly-owned and partnership communities, at 100%, for the six months ended June 30, 2003 and 2002:

                                 Six Months Ended June 30, 2003
                             ----------------------------------------
                                Wholly-owned  Partnership
                                 Communities  Communities    Total
                                ------------  -----------  ----------

Land and building improve-
 ments. . . . . . . . . . . .      $    202          168         370
HVAC and maintenance equipment           31           13          44
Other . . . . . . . . . . . .            38           89         127
                                   --------     --------    --------
                                   $    271          270         541
                                   ========     ========    ========

                                 Six Months Ended June 30, 2002
                             ----------------------------------------
                                Wholly-owned  Partnership
                                 Communities  Communities    Total
                                ------------  -----------  ---------

Land and building improve-
 ments. . . . . . . . . . . .      $    208           12         220
HVAC and maintenance equipment           47            1          48
Other . . . . . . . . . . . .            59           52         111
                                   --------     --------    --------
                                   $    314           65         379
                                   ========     ========    ========


COMPARISON OF THREE MONTHS ENDED JUNE 30, 2003 TO THREE MONTHS ENDED JUNE 30, 2002.

     Income from continuing operations before share of gains on sales of rental communities, impairment of an investment in a partnership and minority interest decreased to $4,318 for the three months ended June 30, 2003 from $6,776 for the three months ended June 30, 2002 which was primarily attributable to lower other income, higher operating expenses and depreciation, offset in part by higher rental income.

     The following table shows comparative condensed results of operations for the three months ended June 30, 2003 and 2002:

                                   Three Months Ended
                                         June 30,
                                  ---------------------    Increase
                                     2003        2002     (Decrease)
                                   --------    --------   ---------

Community revenue . . . . . . . .  $ 27,481      26,680         801
Other income. . . . . . . . . . .     1,920       3,574      (1,654)
                                   --------    --------     -------
    Total revenue . . . . . . . .    29,401      30,254        (853)
                                   --------    --------     -------

Community rental expenses . . . .    11,974      10,913       1,061
Interest expense and amortiza-
  tion of financing costs . . . .     6,253       6,242          11
Depreciation. . . . . . . . . . .     5,546       5,110         436
General and administrative. . . .     1,310       1,213          97
                                   --------    --------     -------
    Total expenses. . . . . . . .    25,083      23,478       1,605
                                   --------    --------     -------
Income from continuing operations
  before share of gains on sales
  of a partnership's rental
  communities . . . . . . . . . .     4,318       6,776      (2,458)
Gains on sales of rental
  communities . . . . . . . . . .     --            605        (605)
Impairment of an investment in
  a partnership . . . . . . . . .    (1,191)      --         (1,191)
                                    -------    --------     -------
Income from continuing operations
  before of minority interest . .     3,127       7,381      (4,254)
Minority interest . . . . . . . .       199         913        (714)
                                    -------    --------     -------

Income from continuing
  operations, net of minority
  interest. . . . . . . . . . . .     2,928       6,468      (3,540)
Income from discontinued
  operations, net of minority
  interest. . . . . . . . . . . .     --            823        (823)
                                    -------    --------     -------
Net income. . . . . . . . . . . .   $ 2,928       7,291      (4,363)
                                    =======    ========     =======

     The Company operates, owns and manages apartments in eight metropolitan areas. A combination of an over-supply of rental apartments in the Company's markets, coupled with a general business slow-down has contributed to overall decline in collected revenue.

     Total community revenue increased by $801, or 3.0%. This increase was primarily from the two communities acquired during 2002 and one community acquired by redemption of our partner's interest in 2003. On a same community basis, total community revenue decreased by $1,399, or 5.3% and NOI decreased by $1,465, or 9.4%.

     Other income decreased by $1,654, or 46.3%, primarily due to lower share of income from partnerships and development fees earned from partnerships. Income from partnerships decreased by $786, or 34.9%. This decrease was a result of the decline in general economic conditions. The decrease in income was offset in part by the stabilization during the second quarter of 2003 of 698 units of two communities in lease-up. On a same community basis, total community revenue decreased by $794, or 2.2%, and NOI decreased by $1,294, or 6.0%.

     Community rental expenses increased by $1,061, or 9.7%. This increase was principally due to increases in interior painting, personnel costs and real estate tax expense as a result of the redemption of our partner's interest in a partnership in 2003. On a same community basis, community rental expenses increased by $66, or 0.6%.

     Interest expense, including amortization of financing costs, net of the amounts capitalized, increased to $6,253 from $6,242, or 0.2%. The increase was primarily due to a loan assumed by AMLI upon redemption of its partner's interest in AMLI at Verandah in accordance with the partnership agreement.

     General and administrative expenses increased by $97, or 8.0%. The increase was due primarily to higher compensation costs and increased accounting fees.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2003 TO SIX MONTHS ENDED JUNE 30,
2002.

     Income from continuing operations before share of gains on sales of rental communities, impairment of an investment in a partnership and minority interest decreased to $8,397 for the six months ended June 30, 2003 from $13,437 for the six months ended June 30, 2002 which was primarily attributable to lower other income, higher rental expenses, interest expense, depreciation, and general and administrative expenses, offset in part by higher community revenue.

     The following table shows comparative condensed results of rental operations for the six months ended June 30, 2003 and 2002:

                                     Six Months Ended
                                         June 30,
                                  ---------------------    Increase
                                     2003        2002     (Decrease)
                                   --------    --------   ---------
Community revenue . . . . . . . .  $ 54,564      53,202       1,362
Other income. . . . . . . . . . .     3,987       6,324      (2,337)
                                   --------    --------     -------
    Total revenue . . . . . . . .    58,551      59,526        (975)
                                   --------    --------     -------
Community rental expenses . . . .    23,295      20,998       2,297
Interest expense and amortiza-
  tion of financing costs . . . .    12,745      12,188         557
Depreciation. . . . . . . . . . .    11,064      10,150         914
General and administrative. . . .     3,050       2,753         297
                                   --------    --------     -------
    Total expenses. . . . . . . .    50,154      46,089       4,065
                                   --------    --------     -------
Income from continuing operations
  before share of gains on sales
  of rental communities . . . . .     8,397      13,437      (5,040)
Gains on sales of a partnership's
  rental communities. . . . . . .     --            605        (605)
Impairment of an investment in
  a partnership . . . . . . . . .    (1,191)      --         (1,191)
                                    -------    --------     -------
Income from continuing operations
  before minority interest. . . .     7,206      14,042      (6,836)
Minority interest . . . . . . . .       570       1,692      (1,122)
                                    -------    --------     -------
Income from continuing
  operations, net of minority
  interest. . . . . . . . . . . .     6,636      12,350      (5,714)
Income from discontinued
  operations, net of minority
  interest. . . . . . . . . . . .     --          1,601      (1,601)
                                    -------    --------     -------
Net income. . . . . . . . . . . .   $ 6,636      13,951      (7,315)
                                    =======    ========     =======

     The Company operates, owns and manages apartments in eight metropolitan areas. A combination of an over-supply of rental apartments in the Company's markets, coupled with a general business slow-down has contributed to overall decline in collected revenue.

     Total community revenue increased by $1,362, or 2.6%. This increase was primarily from the two communities acquired during 2002 and one community acquired by redemption of our partner's interest in 2003. In addition, leasing commenced on 322 apartment homes developed by the Company, which is substantially completed as of June 30, 2003. On a same community basis, total community revenue decreased by $3,225, or 6.1%, and NOI decreased by $3,342, or 10.4%.

     Other income decreased by $2,337, or 37.0%, primarily due to lower income from partnerships, lower development fees earned from partnerships and higher loss from the Service Companies. Income from partnerships decreased by $1,358, or 31.7%. This decrease was a result of the sales of three communities during 2002 and the decline in general economic conditions. The decrease in income was offset in part by the acquisition of two stabilized communities through two new co-investment partnerships and stabilization of 1,614 units in five communities under development in 2003 and 2002. On a same community basis, total community revenue decreased by $2,140, or 3.0%, and NOI decreased by $2,700, or 6.2%.

     Community rental expenses increased by $2,297, or 10.9%. This increase was principally due to increases in interior painting, carpet repairs, snow removal, safety services and apartment cleaning, personnel expenses, and real estate tax expense partially as a result of the acquisition of two communities in 2002 and redemption of our partner's interest in a partnership in 2003. On a same community basis, community rental expenses increased by $117, or 0.6%.

     Interest expense, including amortization of financing costs, net of the amounts capitalized, increased to $12,745 from $12,188, or 4.6%. The increase was primarily due to increased borrowings from the unsecured line of credit (to fund a Service Company's wholly-owned development costs) and a loan assumed by AMLI upon redemption of its partner's interest in AMLI at Verandah in accordance with the partnership agreement.

     General and administrative expenses increased by $297, or 10.8%. The increase was due primarily to higher compensation costs and increased accounting fees.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2003, the Company had $5,357 in cash and cash equivalents and $82,000 in availability under its $200,000 unsecured line of credit. Borrowings under the line of credit bear interest at a rate of LIBOR plus 1.00%. The Company has fixed the rate on up to $25,000 of borrowings on its line of credit at an average rate of 6.42% plus 1.00% under interest rate swap contracts expiring in September and October 2004.

     At June 30, 2003, fourteen of the Company's wholly-owned stabilized communities are unencumbered. There are no fixed-rate loans on wholly-owned communities with maturity dates prior to April 2004.

     Net cash flows provided by operating activities for the six months ended June 30, 2003 were $27,886 compared to $29,220 for the six months ended June 30, 2002. The decrease was primarily due to an increase in rental expenses, lower fee income from partnerships and lower income from partnerships.

     Cash flows used in investing activities for the six months ended
June 30, 2003 decreased to $29,153 from $57,759 for the six months ended June 30, 2002. The decrease is primarily due to lower investments in partnerships as a result of reduced acquisition and development activities, and fewer acquisitions of wholly-owned communities. The decrease was offset by lower distributions from partnerships and higher expenditures for development costs and a loan to a partnership.

     Net cash flows provided by financing activities for the six months ended June 30, 2003 decreased to $4,202 from $26,776 for the six months ended June 30, 2002. This change resulted from the Company's higher repayments of borrowings in 2003 compared to 2002.

DIVIDENDS AND DISTRIBUTIONS

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

FUNDS FROM OPERATIONS

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

     FFO for the six months ended June 30, 2003 and 2002 is summarized as follows:
                                                      June 30,
                                             ------------------------
                                                 2003         2002
                                              ----------   ----------
     Net income . . . . . . . . . . . . . . . $    6,636       13,951
     Income from discontinued operations,
       net of minority interest . . . . . . .      --          (1,601)
     Minority interest. . . . . . . . . . . .        570        1,692
                                              ----------   ----------
     Income from continuing operations
       before minority interest . . . . . . .      7,206       14,042
     Income from discontinued operations
       before minority interest . . . . . . .      --           1,927
     Depreciation (1) . . . . . . . . . . . .     11,064       10,733
     Share of partnerships' depreciation. . .      6,236        5,836
     Share of gains on sales of partnership
       communities. . . . . . . . . . . . . .      --            (605)
     Impairment of investment in a partnership     1,191        --
                                              ----------   ----------
     FFO. . . . . . . . . . . . . . . . . . . $   25,697       31,933
                                              ==========   ==========
     Weighted average shares and units
       including dilutive shares. . . . . . . 24,425,721   26,042,326
                                              ==========   ==========

     (1) Includes discontinued operations of $583 for the six months ended June 30, 2002.

     The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities and repayment of loans for construction, development and acquisition activities through the issuance of long-term secured and unsecured debt and additional equity securities of the Company or OP Units or through sales of assets. As of June 30, 2003, the Company has a balance of $71,533 that it may issue as common shares or preferred shares in the future under its shelf registration statement.

COMPANY INDEBTEDNESS

     The Company's debt as of June 30, 2003 includes $286,731 which is secured by first mortgages on seventeen of the wholly-owned communities and is summarized as follows:
                          SUMMARY DEBT TABLE
                          ------------------

Type of              Weighted Average         Outstanding   Percent
Indebtedness           Interest Rate            Balance     of Total
------------         ----------------         -----------   --------
Fixed-Rate
Mortgages                  7.1%                 $286,731      62.0%

Tax-Exempt        Tax-Exempt Rate + 1.24%         50,250      10.9%
Bonds (1)         Tax-Exempt Rate + 1.26%

Lines of
Credit (2)             LIBOR + 1.00%             119,000      25.7%

Other (3)                  2.1%                    6,800       1.4%
                                                --------     ------
     Total                                      $462,781     100.0%
                                                ========     ======
--------------------

(1) The tax-exempt bonds bear interest at a variable tax-exempt rate that is adjusted weekly based on the re-marketing of these bonds (0.85% for AMLI at Spring Creek and for 0.86% AMLI at Poplar Creek at July 24, 2003). The AMLI at Spring Creek bonds mature on October 1, 2024 and the related credit enhancement expires on October 15, 2003. The AMLI at Poplar Creek bonds mature on February 1, 2024 and the related credit enhancement expires on December 18, 2004.

(2) Amounts borrowed under lines of credit are due in 2006. The interest rate on $25,000 has been fixed pursuant to interest rate swap contracts.

(3) Excess cash balances of the partnerships invested with AMLI at AMLI's borrowing rate under its unsecured line of credit, less 37.5 basis points to cover costs of administration. The average interest rate for the six months ended June 30, 2003 was 2.12140%.

INFLATION

     Inflation has been low for the past several years. Virtually all apartment leases at the wholly-owned and partnership communities are for six or twelve months' duration. Absent other market influences, this enables the Company to pass along inflationary increases in its rental expenses on a timely basis. Because the Company's community rental expenses (exclusive of depreciation and amortization) are approximately 42.7% of rental and other revenue for the six months ended June 30, 2003, increased inflation typically results in comparable increases in income before interest and general and administrative expenses. However, since 2002, the increases in costs and expenses combined with decreases in income resulted in decreased income before interest and general and administrative expenses. It appears likely that this trend will continue through 2003.

     An increase in general price levels may be accompanied by an increase in interest rates. Most recently, although short-term rates have remained low, the ten-year Treasury rate has increased to approximately 4.4% from its recent low of 3.1% on June 13, 2003. At June 30, 2003, the Company's exposure to rising interest rates (including the Company's proportionate share of its partnerships' expense) was mitigated by the existing debt level of approximately 44.5% of the Company's total market capitalization (53.9% including the Company's share of partnerships' debt), the high percentage of intermediate-term fixed-rate debt (62.0% of total debt), and the use of interest rate swaps to effectively fix the interest rate on $15,000 of floating-rate borrowings through September 2004 and on $10,000 through October 2004 (5.4% of total debt).

DISCONTINUED OPERATIONS

     There was no community sold or held for sale during the six months ended June 30, 2003. Two rental communities were sold in 2002 (no interest expense has been allocated to discontinued operations); condensed financial information of the results of operations for these communities for the six months ended June 30, 2002 is as follows:

Total community revenue . . . . . . . . . . . . . .  $ 4,238
                                                     -------
Community operating expenses. . . . . . . . . . . .    1,728

Depreciation expense. . . . . . . . . . . . . . . .      583
                                                     -------
Total expenses. . . . . . . . . . . . . . . . . . .    2,311
                                                     -------
Income from discontinued operations before
  minority interest . . . . . . . . . . . . . . . .    1,927

Minority interest . . . . . . . . . . . . . . . . .      326
                                                     -------
Income from discontinued operations,
  net of minority interest. . . . . . . . . . . . .  $ 1,601
                                                     =======

OTHER MATTERS

     Derivative instruments reported as liabilities on the Consolidated Balance Sheets totaled $1,637 and $2,379 as of June 30, 2003 and
December 31, 2002, respectively, a $742 decrease. The derivative instruments reported on the Consolidated Balance Sheets as Accumulated other comprehensive income (loss), which are gains and losses not affecting retained earnings in the Consolidated Statement of Shareholders' Equity, totaled $2,514 and $3,283 as of June 30, 2003 and December 31, 2002, respectively, a $769 decrease. The adjustments to the Shareholders' equity include $1,336 and $1,491 of the Company's share of Other comprehensive loss of two co-investment partnerships as of June 30, 2003 and December 31, 2002, respectively. In addition, the unamortized deferred gain of $431 and $507 from a Treasury lock contract was included in Other comprehensive income adjustments as of June 30, 2003 and December 31, 2002, respectively.

     As of June 30, 2003, $668 of unamortized goodwill (of $3,300 total incurred upon completion of a 1997 acquisition) is included in the accounts of the Service Company's consolidated subsidiary. The Company has tested this goodwill and no impairment existed at June 30, 2003. In addition, as of December 31, 2002, the Company allocated $434 (of the acquisition cost of the Service Company subsidiaries' controlling interests not already owned) to the cost of property management contracts, which the Company is amortizing over a five-year period.

     The Company commenced reporting the value of stock options as a charge against earnings for options awarded subsequent to January 1, 2002. Since then, there were 380,750 options, net of cancellations, awarded to employees, the value of which the Company will expense over five years.

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

     In connection with the formation of AMLI at Museum Gardens in June 2003 the Company became contingently liable on its $2,053 share of a letter of credit issued to secure this partnership's obligation to complete certain improvements. The Company has valued this contingent liability at $10. The Company anticipates that this contingent liability will terminate in 2005 following completion of these certain improvements.

     AMLI acquires and develops multifamily communities in co-investment joint ventures with partners, primarily institutional investors such as insurance companies, endowments, foundations, and public and corporate pension funds. AMLI's ownership interests in these unconsolidated partnerships range from 10% to 75%. As of December 31, 2002, there were 46 partnerships and one was entered into by the Company during the six months ended June 30, 2003.

NEW ACCOUNTING PRONOUNCEMENTS

     Statements of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," requires financial instruments within its scope to be classified as a liability. Statement 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that none of its financial instruments fall within the scope of Statement 150.

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


ITEM 4.  CONTROLS AND PROCEDURES

     An evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 was carried out under the supervision and with the participation of the Company's management, including the Company's Co-Chief Executive Officers and the Company's Chief Financial Officer. Based upon that evaluation, the Co-Chief Executive Officers and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the Company's periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission rules and forms.

     There were no significant changes made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                                  OCCUPANCY

     The following is a listing of approximate physical occupancy levels at the end of each quarter for the
Company's wholly-owned and partnership communities:

                                                             2003                      2002
Location/Community           Company's   Number   ----------------------------------------------------
------------------          Percentage     of        at    at     at     at    at     at    at     at
Wholly-owned Communities     Ownership    Units    12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
------------------------    ----------   -------   ----- -----  -----  ----- -----  ----------- ------

Dallas/Ft. Worth, TX
 AMLI:
   at Bent Tree . . . . . . .  100%        500                    94%    88%   88%    87%   93%    94%
   at Bishop's Gate . . . . .  100%        266                    93%    88%   89%    91%   93%    95%
   at Chase Oaks. . . . . . .  100%        250                    95%    93%   85%    88%   87%    97%
   at Gleneagles. . . . . . .   N/A        N/A                    N/A    N/A   N/A    N/A   90%    92%
   on the Green . . . . . . .  100%        424                    94%    90%   90%    95%   90%    90%
   at Nantucket . . . . . . .  100%        312                    87%    94%   91%    85%   93%    94%
   of North Dallas. . . . . .  100%      1,032                    94%    88%   85%    87%   91%    92%
   at Stonebridge Ranch . . .  100%        250                    90%    88%   72%    80%   88%    90%
   at Shadow Ridge. . . . . .  100%        222                    86%    83%   82%    93%   87%    89%
   at Valley Ranch. . . . . .  100%        460                    94%    90%   89%    90%   84%    89%
   Upper West Side. . . . . .  100%        194                    91%    94%   95%    96%   94%    N/A
   7th Street Station . . . .  100%        189                    93%    87%   92%    N/A   N/A    N/A
   at Verandah. . . . . . . .  100%        538                    94%    92%   N/A    N/A   N/A    N/A
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         4,637                    93%    89%   87%    90%   90%    92%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----

Austin, TX
 AMLI:
   in Great Hills . . . . . .  100%        344                    94%    90%   90%    92%   91%    89%
   at Lantana Ridge . . . . .  100%        354                    92%    88%   89%    91%   93%    90%
   at StoneHollow . . . . . .  100%        606                    94%    93%   93%    95%   94%    93%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,304                    93%    91%   91%    93%   93%    91%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----

Houston, TX
AMLI:
 at the Medical Center. . . .  100%        334                    90%    86%   88%    94%   97%    94%
 at Western Ridge . . . . . .   N/A        N/A                    N/A    N/A   N/A    92%   94%    94%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                           334                    90%    86%   88%    93%   95%    94%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----





                                                             2003                      2002
                             Company's   Number   ----------------------------------------------------
                            Percentage     of        at    at     at     at    at     at    at     at
Location/Community           Ownership    Units    12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
------------------          ----------   -------   ----- -----  -----  ----- -----  ----------- ------
Atlanta, GA
 AMLI:
  at Clairmont. . . . . . . .  100%        288                    93%    92%   89%    92%   89%    94%
  at Killian Creek. . . . . .  100%        256                    95%    89%   91%    92%   93%    95%
  at Park Creek . . . . . . .  100%        200                    94%    87%   90%    91%   95%    83%
  at Towne Creek. . . . . . .  100%        150                    95%    86%   86%    81%   90%    93%
  on Spring Creek . . . . . .  100%      1,180                    90%    86%   90%    88%   87%    90%
  at Vinings. . . . . . . . .  100%        360                    88%    89%   89%    91%   93%    93%
  at West Paces . . . . . . .   100%       337                    89%    94%   94%    95%   88%    91%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         2,771                    91%    88%   90%    90%   89%    91%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----

Kansas City, KS
 AMLI:
   at Centennial Park . . . .  100%        170                    93%    91%   87%    91%   92%    89%
   at Lexington Farms . . . .  100%        404                    92%    91%   92%    91%   93%    92%
   at Regents Center. . . . .  100%        424                    95%    90%   91%    91%   94%    89%
   at Town Center . . . . . .  100%        156                    91%    87%   94%    91%   92%    94%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,154                    93%    90%   91%    91%   93%    91%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
Indianapolis, IN
 AMLI:
   at Conner Farms. . . . . .  100%        300                    91%    87%   87%    88%   92%    90%
   at Eagle Creek . . . . . .  100%        240                    94%    88%   90%    96%   93%    93%
   at Riverbend . . . . . . .  100%        996                    93%    88%   91%    93%   94%    94%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,536                    93%    88%   90%    92%   93%    93%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
Chicago, IL
 AMLI:
   at Poplar Creek. . . . . .  100%        196                    92%    95%   88%    91%   95%    94%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----

Denver, CO
 AMLI:
   at Gateway Park. . . . . .  100%        328                    88%    88%   92%    92%   90%    89%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
Total wholly-owned
  communities . . . . . . . .           12,260                  92.1%  89.1% 89.1%  90.7% 91.2%  91.8%
                                        ======     ===== =====  =====  ===== =====  ===== =====  =====




                                                             2003                      2002
                             Company's   Number   ----------------------------------------------------
                            Percentage     of        at    at     at     at    at     at    at     at
Location/Community           Ownership    Units    12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
------------------          ----------   -------   ----- -----  -----  ----- -----  ----------- ------

Partnership Communities:
-----------------------

Dallas, TX
 AMLI:
   at Deerfield . . . . . . .   25%        240                    93%    89%   85%    91%   89%    93%
   at Fossil Creek. . . . . .   25%        384                    88%    91%   92%    94%   92%    91%
   at Oak Bend. . . . . . . .   40%        426                    84%    92%   88%    91%   91%    92%
   on the Parkway . . . . . .   25%        240                    94%    92%   87%    87%   88%    92%
   at Prestonwood Hills . . .   45%        272                    93%    92%   89%    94%   92%    93%
   on Timberglen. . . . . . .   40%        260                    87%    96%   84%    89%   92%    94%
   at Verandah. . . . . . . .   N/A        N/A                    N/A    N/A   90%    93%   93%    92%
   on Frankford . . . . . . .   45%        582                    93%    94%   91%    91%   96%    94%
   at Breckinridge Point. . .   45%        440                    92%    92%   92%    91%   94%    90%
   at Bryan Place . . . . . .   48%        420                    91%    85%   80%    86%   90%    N/A
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                         3,264                    91%    91%   88%    91%   92%    92%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Austin, TX
 AMLI:
   at Wells Branch. . . . . .   25%        576                    90%    89%   87%    91%   92%    92%
   at Scofield Ridge. . . . .   45%        487                    89%    89%   92%    91%   89%    88%
   at Monterey Oaks . . . . .   25%        430                    92%    90%   94%    95%   92%    92%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,493                    91%    89%   91%    92%   91%    91%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Houston, TX
 AMLI:
   at Champions Centre. . . .   N/A        N/A                    N/A    N/A   N/A    N/A   N/A    98%
   at Champions Park. . . . .   N/A        N/A                    N/A    N/A   N/A    N/A   N/A    91%
   at Greenwood Forest. . . .   N/A        N/A                    N/A    N/A   N/A    N/A   92%    92%
   Midtown. . . . . . . . . .   45%        419                    96%    93%   88%    90%   93%    91%
   Towne Square . . . . . . .   45%        380                    94%    91%   89%    89%   95%    90%
                                                                             lease  lease lease  lease
   at Kings Harbor. . . . . .   25%        300                    91%    84%   up     up    up     up
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,099                    94%    90%   88%    90%   94%    92%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----




                                                             2003                      2002
                             Company's   Number   ----------------------------------------------------
                            Percentage     of        at    at     at     at    at     at    at     at
Location/Community           Ownership    Units    12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
------------------          ----------   -------   ----- -----  -----  ----- -----  ----------- ------

Atlanta, GA
 AMLI:
   at Barrett Lakes . . . . .   35%        446                    98%    94%   94%    94%   93%    91%
   at Northwinds. . . . . . .   35%        800                    92%    92%   90%    91%   92%    93%
   at River Park. . . . . . .   40%        222                    94%    93%   93%    95%   90%    95%
   at Willeo Creek. . . . . .   30%        242                    94%    95%   86%    88%   91%    88%
   at Windward Park . . . . .   45%        328                    95%    92%   96%    93%   91%    91%
   at Peachtree City. . . . .   20%        312                    92%    95%   90%    89%   86%    86%
   at Lost Mountain . . . . .   75%        164                    96%    94%   87%    92%   91%    95%
   at Park Bridge . . . . . .   25%        352                    94%    89%   89%    94%   94%    92%
                                                                                                 lease
   at Mill Creek. . . . . . .   25%        400                    95%    94%   95%    90%   94%    up
                                                                                    lease lease  lease
   at Kedron Village. . . . .   20%        216                    91%    91%   92%    up    up     up
                                                                       lease lease  lease
   at Barrett Walk. . . . . .   25%        290                    97%    up    up     up    N/A    N/A
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         3,772                    94%    93%   91%    92%   92%    91%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----

Kansas City, KS
 AMLI:
   at Regents Crest . . . . .   25%        476                    95%    87%   88%    92%   95%    90%
   Creekside. . . . . . . . .   25%        224                    94%    88%   92%    90%   96%    94%
   at Wynnewood Farms . . . .   25%        232                    91%    90%   89%    89%   91%    91%
   at Summit Ridge. . . . . .   25%        432                    94%    86%   90%    93%   94%    90%
                                                                       lease lease  lease lease  lease
   at Cambridge Square. . . .   30%        408                    92%    up    up     up    up     up
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,772                           88%   89%    92%   94%    91%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Indianapolis, IN
 AMLI:
   on Spring Mill . . . . . .  20%
                           residual        400                    90%    91%   90%    89%   87%    84%
   at Lake Clearwater . . . .  25%         216                    90%    91%   88%    91%   91%    92%
   at Castle Creek. . . . . .  40%         276                    91%    84%   89%    92%   95%    89%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                           892                    90%    89%   89%    91%   90%    87%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----





                                                             2003                      2002
                             Company's   Number   ----------------------------------------------------
                            Percentage     of        at    at     at     at    at     at    at     at
Location/Community           Ownership    Units    12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
------------------          ----------   -------   ----- -----  -----  ----- -----  ----------- ------

Chicago, IL
 AMLI:
   at Chevy Chase . . . . . .   33%        592                    92%    90%   91%    93%   94%    93%
   at Danada Farms. . . . . .   10%        600                    92%    90%   89%    90%   93%    93%
   at Fox Valley. . . . . . .   25%        272                    93%    91%   83%    97%   93%    85%
   at Windbrooke. . . . . . .   15%        236                    98%    91%   88%    90%   95%    98%
   at Oakhurst North. . . . .   25%        464                    94%    91%   86%    89%   93%    86%
   at St. Charles . . . . . .   25%        400                    93%    88%   87%    89%   89%    88%
   at Osprey Lake . . . . . .   69%        483                    91%    88%   81%    86%   90%    93%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                         3,047                    93%    89%   87%    90%   92%    91%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Denver, CO
 AMLI:
   at Lowry Estates . . . . .   50%        414                    90%    88%   86%    89%   88%    87%
   at Park Meadows. . . . . .   25%        518                    89%    73%   76%    80%   81%    N/A
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                           932                    90%    79%   80%    84%   84%    87%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Total partnership
  communities . . . . . . . .           16,271                  92.3%  88.4% 88.5%  90.6% 91.7%  90.9%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Total . . . . . . . . . . . .           28,531                  92.2%  89.5% 88.7%  90.6% 91.5%  91.3%
                                       =======     ===== =====  =====  ===== =====  ===== =====  =====




PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of AMLI Residential Properties Trust was held on April 28, 2002 for the following purposes:

     1. To elect three Trustees to serve until the third subsequent annual meeting of shareholders and until their successors are elected and qualify, and to elect one successor Trustee until the first subsequent annual meeting of shareholders and until his successor is elected.

     2. To approve Amendment No. 1 to the AMLI Residential Properties Senior Officer Share Acquisition Plan.

     3. To ratify the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending December 31, 2003.

Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

     All of the management's nominees for trustees as listed in the proxy statement were elected with the following vote:

                                    Shares
                                    Voted       Shares
                                    "For"     "Withheld"
                                  ----------  ----------
     Stephen G. McConahey . . .   14,093,751    363,454
     Adam S. Metz . . . . . . .   14,321,395    135,810
     John G. Schreiber. . . . .   14,093,751    363,454
     Allan J. Sweet . . . . . .   14,325,726    131,479

     The amendment to the Senior Officer Share Acquisition Plan was approved by the following vote:

         Shares          Shares                        Shares
         Voted           Voted          Shares          Not
         "For"          "Against"     "Withheld"       Voted
      ----------        ---------     ----------      --------

      13,396,648         959,959        100,598        175,750


     The ratification of the appointment of KPMG LLP as independent auditor was approved by the following vote:

         Shares          Shares                        Shares
         Voted           Voted          Shares          Not
         "For"          "Against"     "Withheld"       Voted
      ----------        ---------     ----------      --------

      14,314,730         100,026         42,449        175,750

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

           The Exhibits filed as part of this report are listed below.

           EXHIBIT
           NO.        DOCUMENT DESCRIPTION
           --------   --------------------

             15.1 Letter from Independent Auditor related to the review of the interim financial information.

             99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)   Reports on Form 8-K.

           Current Report on Form 8-K filed on April 29, 2003, to furnish the following as exhibits:

                 1. The Company's press release dated April 29, 2003, announcing the first quarter 2003 operating results and a dividend declaration.

                 2. The Company's first quarter 2003 Supplemental Operating and Financial Data.

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            AMLI RESIDENTIAL PROPERTIES TRUST




Date:  August 12, 2003      By:   /s/ CHARLES C. KRAFT
                                  -----------------------------------
                                  Charles C. Kraft
                                  Principal Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Date:  August 12, 2003      By:   /s/ ALLAN J. SWEET
                                  -----------------------------------
                                  Allan J. Sweet
                                  President and Trustee




Date:  August 12, 2003      By:   /s/ PHILIP N. TAGUE
                                  -----------------------------------
                                  Philip N. Tague
                                  Executive Vice President
                                  and Trustee




Date:  August 12, 2003      By:   /s/ ROBERT J. CHAPMAN
                                  -----------------------------------
                                  Robert J. Chapman
                                  Principal Financial Officer




Date:  August 12, 2003      By:   /s/ CHARLES C. KRAFT
                                  -----------------------------------
                                  Charles C. Kraft
                                  Principal Accounting Officer

                             CERTIFICATION


I, Allan J. Sweet certify that:

1.   I have reviewed this quarterly report on Form 10-Q of AMLI
     Residential Properties Trust;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of trustees (or persons performing the equivalent function):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.



Date:August 12, 2003              /s/  ALLAN J. SWEET
                                  ------------------------
                                  Allan J. Sweet
                                  President and Trustee

                             CERTIFICATION


I, Philip N. Tague, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of AMLI
     Residential Properties Trust;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of trustees (or persons performing the equivalent function):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.



Date:August 12, 2003              /s/  PHILIP N. TAGUE
                                  ------------------------
                                  Philip N. Tague
                                  Executive Vice President
                                  and Trustee

                             CERTIFICATION


I, Robert J. Chapman, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of AMLI
     Residential Properties Trust;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of trustees (or persons performing the equivalent function):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.



Date:August 12, 2003              /s/  ROBERT J. CHAPMAN
                                  ---------------------------
                                  Robert J. Chapman
                                  Principal Financial Officer