Form 10-Q
period 2003-09-30
AMLI RESIDENTIAL PROPERTIES TRUST
filed 2003-11-13
CIK 914724

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.   20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



           For the Quarterly Period Ended September 30, 2003



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


The number of the Registrant's Common Shares of Beneficial Interest outstanding was 20,297,469 as of October 31, 2003.

                                 INDEX



PART I  FINANCIAL INFORMATION


Item 1.    Financial Statements

           Independent Accountants' Review Report . . . . . .     3

           Consolidated Balance Sheets as of
             September 30, 2003 (Unaudited) and
             December 31, 2002 (Audited). . . . . . . . . . .     4

           Consolidated Statements of Operations
             for the three and nine months ended
             September 30, 2003 and 2002 (Unaudited). . . . .     6

           Consolidated Statement of Shareholders'
             Equity for the nine months ended
             September 30, 2003 (Unaudited) . . . . . . . . .     9

           Consolidated Statements of Cash Flows
             for the nine months ended
             September 30, 2003 and 2002 (Unaudited). . . . .    11

           Notes to Consolidated Financial Statements
             (Unaudited). . . . . . . . . . . . . . . . . . .    13


Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations. .    38


Item 3.    Quantitative and Qualitative Disclosures
             About Market Risk. . . . . . . . . . . . . . . .    66


Item 4.    Controls and Procedures. . . . . . . . . . . . . .    66




PART II  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    73



SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .    74



CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . . .    75

                INDEPENDENT ACCOUNTANTS' REVIEW REPORT
                --------------------------------------



Shareholders and Board of Trustees
AMLI Residential Properties Trust:


We have reviewed the accompanying consolidated balance sheet of AMLI Residential Properties Trust (the "Company") as of September 30, 2003, and the related consolidated statements of operations for the three and nine month periods ended September 30, 2003 and 2002, the related consolidated statement of shareholders' equity for the nine month period ended September 30, 2003, and the consolidated statements of cash flows for the nine month periods ended September 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management.

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






                                        KPMG LLP

Chicago, Illinois
October 28, 2003, except as to
  note 12, which is as of
  November 5, 2003

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                   AMLI RESIDENTIAL PROPERTIES TRUST

                      CONSOLIDATED BALANCE SHEETS

               SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

               (Dollars in thousands, except share data)



                                       SEPTEMBER 30,    DECEMBER 31,
                                          2003             2002
                                        (UNAUDITED)      (AUDITED)
                                       -------------    ------------

ASSETS:
Rental communities:
  Land. . . . . . . . . . . . . . .       $  125,222          97,700
  Depreciable property. . . . . . .          810,666         631,480
                                          ----------      ----------
                                             935,888         729,180
  Less accumulated depreciation . .         (138,343)       (120,268)
                                          ----------      ----------
                                             797,545         608,912

Rental communities under
  development . . . . . . . . . . .            --             24,943

Land held for development or sale,
  net of allowance for loss of
  $1,221 and $1,580, respectively .           12,644          14,158

Investments in partnerships . . . .          169,363         197,517

Cash and cash equivalents . . . . .            6,090           6,038
Deferred financing costs, net . . .            5,887           3,962
Service Companies' assets . . . . .           66,930          49,158
Other assets. . . . . . . . . . . .           10,728          16,166
                                          ----------        --------
          Total assets                    $1,069,187         920,854
                                          ==========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Debt. . . . . . . . . . . . . . . .       $  522,672         421,554
Distributions in excess of
  investments in and earnings from
  partnerships. . . . . . . . . . .            6,175           4,806
Other liabilities . . . . . . . . .           38,069          33,391
                                          ----------        --------
          Total liabilities . . . .          566,916         459,751
                                          ----------        --------

                   AMLI RESIDENTIAL PROPERTIES TRUST

               SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
               (Dollars in thousands, except share data)



                                       SEPTEMBER 30,    DECEMBER 31,
                                          2003             2002
                                        (UNAUDITED)      (AUDITED)
                                       -------------    ------------

Commitments and contingencies (note 11)

Mandatorily redeemable convertible
  preferred shares with an
  aggregate liquidation preference
  of $96,949. . . . . . . . . . . .           93,247          93,247

Minority interest . . . . . . . . .           61,718          65,728


SHAREHOLDERS' EQUITY:
Series A Cumulative Convertible
  Preferred shares of beneficial
  interest, $0.01 par value,
  1,500,000 authorized, 1,200,000
  issued and 100,000 outstanding,
  (aggregate liquidation
  preference of $2,023 and $2,019,
  respectively) . . . . . . . . . .                1               1

Shares of beneficial interest,
  $0.01 par value, 145,375,000
  authorized, 19,503,207 and
  16,695,250 common shares issued
  and outstanding, respectively . .              195             167

Additional paid-in capital. . . . .          386,145         324,139

Unearned compensation . . . . . . .             (976)          --

Employees' and Trustees' notes. . .           (4,956)         (6,828)

Accumulated other comprehensive
  loss. . . . . . . . . . . . . . .           (3,469)         (3,283)

Dividends paid in excess of
  earnings. . . . . . . . . . . . .          (29,634)        (12,068)
                                          ----------        --------
        Total shareholders'
          equity. . . . . . . . . .          347,306         302,128
                                          ----------        --------
        Total liabilities and
          shareholders' equity. . .       $1,069,187         920,854
                                          ==========        ========










     See accompanying notes to consolidated financial statements.

                   AMLI RESIDENTIAL PROPERTIES TRUST

                 CONSOLIDATED STATEMENTS OF OPERATIONS

        THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                              (UNAUDITED)
               (Dollars in thousands, except share data)


                              THREE MONTHS ENDED   NINE MONTHS ENDED
                                 SEPTEMBER 30,       SEPTEMBER 30,
                              ------------------   ------------------
                                2003      2002       2003      2002
                              --------  --------   --------  --------
Rental operations:
 Revenue:
   Rental . . . . . . . . .   $ 27,981    24,731     78,819    74,723
   Other. . . . . . . . . .      2,312     1,767      6,038     4,977
                              --------  --------   --------  --------
                                30,293    26,498     84,857    79,700
                              --------  --------   --------  --------
 Expenses:
  Rental. . . . . . . . . .     13,837    11,672     37,132    32,670
  Depreciation. . . . . . .      7,012     5,167     18,076    15,317
                              --------  --------   --------  --------
                                20,849    16,839     55,208    47,987
                              --------  --------   --------  --------
                                 9,444     9,659     29,649    31,713

Income from partnerships. .      1,309     1,569      4,235     5,853
                              --------  --------   --------  --------

Income from rental
 operations . . . . . . . .     10,753    11,228     33,884    37,566
                              --------  --------   --------  --------

Other income and expenses:
 Fee income . . . . . . . .      1,207     1,094      2,175     2,941
 Other income . . . . . . .        193       242        577       689
 Interest and amortiza-
  tion of deferred costs. .     (6,537)   (6,235)   (19,282)  (18,423)
                              --------  --------   --------  --------
                                (5,137)   (4,899)   (16,530)  (14,793)
                              --------  --------   --------  --------

Service Companies'
 Operations:
  Revenue . . . . . . . . .     19,144     --        55,338     --
  Expenses. . . . . . . . .     18,415     --        54,900     --
  Interest and share
   of loss from the
   Service Companies. . . .      --           80      --         (174)
                              --------  --------   --------  --------
                                   729        80        438      (174)
                              --------  --------   --------  --------

General and
 administrative . . . . . .      1,605     1,138      4,655     3,891
                              --------  --------   --------  --------

                   AMLI RESIDENTIAL PROPERTIES TRUST

        THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                              (UNAUDITED)
               (Dollars in thousands, except share data)


                              THREE MONTHS ENDED   NINE MONTHS ENDED
                                 SEPTEMBER 30,       SEPTEMBER 30,
                              ------------------   ------------------
                                2003      2002       2003      2002
                              --------  --------   --------  --------
Income from continuing
 operations before share
 of gains on sales of
 rental communities and
 impairment of an investment
 in a partnership . . . . .      4,740     5,271     13,137    18,708
Share of gains on sales
 of partnership
 communities. . . . . . . .      1,959       678      1,959     1,283
Impairment of an investment
 in a partnership . . . . .      --        --        (1,191)    --
                              --------  --------   --------  --------

Income from continuing
 operations before
 minority interest. . . . .      6,699     5,949     13,905    19,991
Minority interest . . . . .        764       674      1,334     2,366
                              --------  --------   --------  --------

Income from continuing
 operations, net of
 minority interest. . . . .      5,935     5,275     12,571    17,625
Income from discontinued
 operations, net of
 minority interest. . . . .      --          550      --        2,151
Gains on dispositions
 of rental communities
 held for sale, net of
 minority interest. . . . .      --       11,827      --       11,827
                              --------  --------   --------  --------

Net income. . . . . . . . .      5,935    17,652     12,571    31,603
Net income attributable
 to preferred shares. . . .      1,981     1,980      5,942     6,008
                              --------  --------   --------  --------

Net income attributable
 to common shares . . . . .   $  3,954    15,672      6,629    25,595
                              ========  ========   ========  ========

                   AMLI RESIDENTIAL PROPERTIES TRUST

        THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                              (UNAUDITED)
               (Dollars in thousands, except share data)


                              THREE MONTHS ENDED   NINE MONTHS ENDED
                                 SEPTEMBER 30,       SEPTEMBER 30,
                              ------------------   ------------------
                                2003      2002       2003      2002
                              --------  --------   --------  --------
Income per common share -
 basic:
  From continuing
   operations . . . . . . .   $   0.22      0.19       0.38      0.65
  From discontinued
   operations . . . . . . .      --         0.69      --         0.77
                              --------  --------   --------  --------
  Net income. . . . . . . .   $   0.22      0.88       0.38      1.42
                              ========  ========   ========  ========

Income per common share -
 diluted:
  From continuing
   operations . . . . . . .   $   0.21      0.18       0.38      0.64
  From discontinued
   operations . . . . . . .      --         0.69      --         0.76
                              --------   --------  --------  --------
  Net income. . . . . . . .   $   0.21      0.87       0.38      1.40
                              ========  ========   ========  ========

Dividends declared and
  paid per common share . .   $   0.48      0.48       1.44      1.44
                              ========  ========   ========  ========






























     See accompanying notes to consolidated financial statements.


                                        AMLI RESIDENTIAL PROPERTIES TRUST

                                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                      NINE MONTHS ENDED SEPTEMBER 30, 2003

                                                   (UNAUDITED)
                                             (Dollars in thousands)


                             SHARES OF
                        BENEFICIAL INTEREST                           EMPLOYEES' ACCUMULATED DIVIDENDS
                   ------------------------------ ADDITIONAL UNEARNED    AND       OTHER      PAID IN
                     PREFERRED   COMMON            PAID-IN    COMPEN-  TRUSTEES' COMPREHEN-  EXCESS OF
                      SHARES     SHARES    AMOUNT  CAPITAL    SATION    NOTES    SIVE LOSS   EARNINGS    TOTAL
                     --------- ----------  ------ ---------  -------- ---------- ---------- ----------- -------

Balance at
  December 31, 2002 .  100,000 16,695,250   $ 168   324,139     --       (6,828)     (3,283)   (12,068) 302,128
                                                                                                       --------

Comprehensive income:
  Net income. . . . .    --         --        --      --        --        --          --        12,571   12,571
  Preferred share
    dividends paid. .    --         --        --      --        --        --          --        (5,942)  (5,942)
  Current period
    loss on deriva-
    tive contracts. .    --         --        --      --        --        --           (186)     --        (186)
                                                                                                        -------
Comprehensive income
  attributable to
  common shares . . .    --         --        --      --        --        --          --         --       6,443
                                                                                                        -------
Common share
  distributions . . .    --         --        --      --        --        --          --       (24,195) (24,195)





                                        AMLI RESIDENTIAL PROPERTIES TRUST

                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY - CONTINUED

                                      NINE MONTHS ENDED SEPTEMBER 30, 2003

                                                   (UNAUDITED)
                                             (Dollars in thousands)



                             SHARES OF
                        BENEFICIAL INTEREST                           EMPLOYEES'ACCUMULATED  DIVIDENDS
                   ------------------------------ ADDITIONAL UNEARNED    AND      OTHER       PAID IN
                     PREFERRED   COMMON            PAID-IN    COMPEN-  TRUSTEES'COMPREHEN-   EXCESS OF
                      SHARES     SHARES    AMOUNT  CAPITAL    SATION    NOTES   SIVE LOSS    EARNINGS    TOTAL
                     --------- ----------  ------ ---------  -------- --------------------  ----------- -------
Shares issued in
 connection with:
  Common shares
    offering, net
    of offering
    cost of $877. . .    --     2,415,000      24    58,015     --        --         --          --      58,039
  Executive Share
    Purchase Plan . .    --        20,466     --        415     --        --         --          --         415
  Options exercised .    --       175,819       2     2,228     --        --         --          --       2,230
  Units converted
    to shares . . . .    --       145,321       1     2,580     --        --         --          --       2,581
  Repayments of
    employees' and
    Trustees' notes .    --         --        --      --        --        1,872      --          --       1,872
  Trustees' compen-
    sation. . . . . .    --         3,451     --         76     --        --         --          --          76
  Senior Officer
    Share Acquisi-
    tion Plan . . . .    --        47,900       1     1,070      (976)    --         --          --          95
Reallocation of
 minority interest. .    --         --        --     (2,378)    --        --         --          --      (2,378)
                       ------- ----------    ----   -------   -------   -------    -------     -------  -------

Balance at
 September 30,
 2003 . . . . . . . .  100,000 19,503,207    $196   386,145      (976)   (4,956)    (3,469)    (29,634) 347,306
                       ======= ==========    ====   =======   =======   =======    =======     =======  =======




                          See accompanying notes to consolidated financial statements.

                   AMLI RESIDENTIAL PROPERTIES TRUST

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

             NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                              (UNAUDITED)
                        (Dollars in thousands)


                                                   2003       2002
                                                 --------   --------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . . .  $ 12,571     31,603
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization . . . . . . .    21,212     16,628
    Share of income from partnerships . . . . .    (4,235)    (5,853)
    Cash distributions from partnerships -
      operating cash flow . . . . . . . . . . .    11,964     13,032
    Loss from the Service Companies . . . . . .     --           174
    Gain on disposition of a rental community
      held for sale . . . . . . . . . . . . . .     --       (14,247)
    Gain on sale of a land parcel . . . . . . .      (123)     --
    Share of a partnership's gains on sales
      of rental communities . . . . . . . . . .    (1,959)    (1,283)
    Loss on impairment of an investment
      in a partnership. . . . . . . . . . . . .     1,191      --
    Minority interest, net of the effect of
      acquisitions in 2003. . . . . . . . . . .     1,334      5,223
    Other . . . . . . . . . . . . . . . . . . .       410       (196)
  Changes in assets and liabilities:
    Increase in deferred costs. . . . . . . . .       (78)        (2)
    Decrease in other assets. . . . . . . . . .     3,880      2,037
    Decrease in accrued real estate taxes . . .      (189)      (467)
    Increase in accrued interest payable. . . .        96          4
    Increase in tenant security deposits
      and prepaid rent. . . . . . . . . . . . .        50          6
    Increase (decrease) in other liabilities. .     1,131       (300)
                                                 --------   --------
        Net cash provided by
          operating activities. . . . . . . . .    47,255     46,359
                                                 --------   --------
Cash flows from investing activities:
  Net cash proceeds from a sale of a
    rental community. . . . . . . . . . . . . .     --        34,720
  Net cash proceeds from a sale of land
    parcels . . . . . . . . . . . . . . . . . .     2,094      --
  Share of a partnership's net cash proceeds,
    in excess of return of capital, from
    sales of rental communities . . . . . . . .     3,597        459
  Investments in partnerships . . . . . . . . .    (8,278)   (57,418)
  Distributions from partnerships -
    return of capital . . . . . . . . . . . . .     5,300     15,420
  Distributions from partnerships -
    refinancing proceeds. . . . . . . . . . . .     --        33,340
  Advances to/from affiliates, net. . . . . . .     2,162      1,353
  Decrease (increase) in earnest money deposits       542       (195)
  Acquisition communities . . . . . . . . . . .  (117,466)   (14,045)
  Other capital expenditures. . . . . . . . . .    (5,026)    (4,148)
  Communities under development, net of
    co-investors' share of costs. . . . . . . .   (25,946)   (17,028)
  Increase (decrease) in other liabilities. . .       370       (134)
                                                 --------   --------
        Net cash used in
          investing activities. . . . . . . . .  (142,651)    (7,676)
                                                 --------   --------

                   AMLI RESIDENTIAL PROPERTIES TRUST

             NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                              (UNAUDITED)
                        (Dollars in thousands)
                                                   2003       2002
                                                 --------   --------
Cash flows from financing activities:
  Debt proceeds, net of financing costs . . . .   407,393    255,481
  Debt repayments . . . . . . . . . . . . . . .  (339,163)  (251,816)
  Proceeds from issuance of Option Plan
    and Executive Share Purchase Plan shares
    and collection of Employees' and
    trustees' notes . . . . . . . . . . . . . .     4,457      4,312
  Repurchase of shares of beneficial
    interest - common shares. . . . . . . . . .     --       (11,839)
  Proceeds from common shares offering,
    net of issuance cost. . . . . . . . . . . .    58,039      --
  Issuance costs of preferred shares. . . . . .     --           (40)
  Distributions to minority interest. . . . . .    (5,141)    (5,269)
  Dividends paid. . . . . . . . . . . . . . . .   (30,137)   (31,765)
                                                 --------   --------
        Net cash provided by (used in)
          financing activities. . . . . . . . .    95,448    (40,936)
                                                 --------   --------
Net increase (decrease) in cash
  and cash equivalents. . . . . . . . . . . . .        52     (2,253)
Cash and cash equivalents
 at beginning of period . . . . . . . . . . . .     6,038      5,892
                                                 --------   --------
Cash and cash equivalents
 at end of period . . . . . . . . . . . . . . .  $  6,090      3,639
                                                 ========   ========
Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and other interest,
    net of amounts capitalized. . . . . . . . .  $ 18,368     17,945
                                                 ========   ========
Supplemental disclosure of non-cash investing
 and financing activities:
  OP units converted to common shares . . . . .  $  2,581        224
  Shares issued in connection with
    Executive Share Purchase Plan,
    Trustees' compensation and restrictive
    shares. . . . . . . . . . . . . . . . . . .       232         28
  Advances to the Service Companies for
    land parcels sold . . . . . . . . . . . . .     --        12,675
  Elimination of investments in partnerships
    upon acquisition of co-investors'
    interests . . . . . . . . . . . . . . . . .    25,129      --
  Acquisition of other assets and
    assumption of mortgage debt and other
    liabilities in connection with the
    acquisition of partners' ownership
    interests in partnership communities:
      Real estate tax escrow. . . . . . . . . .       877      --
      Other assets. . . . . . . . . . . . . . .        79      --
      Mortgage debt, net of deferred financing.    30,578      --
      Accrued real estate taxes . . . . . . . .     3,177      --
      Accrued interest payable. . . . . . . . .       152      --
      Tenant security deposits and
        prepaid rents . . . . . . . . . . . . .       614      --
      Other liabilities . . . . . . . . . . . .       249      --
                                                 ========   ========

     See accompanying notes to consolidated financial statements.

                   AMLI RESIDENTIAL PROPERTIES TRUST

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      SEPTEMBER 30, 2003 AND 2002

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

     The Company is the sole general partner and owned an approximate 87% general partnership interest in AMLI Residential Properties, L.P. (the "Operating Partnership" or "OP") at September 30, 2003. The 13% not owned by the Company is owned by limited partners that hold Operating Partnership units ("OP Units") which are convertible into common shares of the Company on a one-for-one basis, subject to certain limitations. At September 30, 2003, the Company owned 23,528,207 OP Units (including 4,025,000 Preferred OP Units) and the limited partners owned 3,473,482 OP Units. The Company has qualified and anticipates continuing to qualify as a real estate investment trust for Federal income tax purposes.

     At September 30, 2003, AMLI owned or had interests in seventy-nine multifamily apartment communities comprised of 30,106 apartment homes. Seventy-four of these communities totaling 28,289 apartment homes were stabilized and five communities containing 1,817 apartment homes were under development or in lease-up. In addition, the Service Companies (defined below) owned two communities containing 551 apartment homes and had an interest in one other community containing 248 apartment homes, all of which are being developed for sale.

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

     In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the Company's financial position at September 30, 2003 and December 31, 2002 and the results of its operations and cash flows for the periods presented, have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with GAAP have been condensed or omitted. These consolidated financial

                   AMLI RESIDENTIAL PROPERTIES TRUST
     statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 Annual Report and in Form 10-K filed with the Securities and Exchange Commission. The results for the three and nine months ended September 30, 2003 are not necessarily indicative of expected results for the entire year.

     The Company's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses to prepare these financial statements in conformity with GAAP. Actual amounts realized or paid could differ from these estimates.

     All significant inter-entity balances and transactions have been eliminated in the consolidation.

     THE SERVICE COMPANIES

     The assets of the Service Companies consisted of the following for the periods presented:
                                         September 30,  December 31,
                                            2003            2002
                                         -------------  ------------
     Receivables. . . . . . . . . . . . .     $  9,162       11,532
     Land held for sale . . . . . . . . .       12,822       12,732
     Rental communities under
       development and held for sale. . .       29,620        8,864
     Office building, net of
       accumulated depreciation . . . . .        2,327        2,486
     Information technology costs,
       net of accumulated depreciation. .        8,160        8,329
     Deferred income tax. . . . . . . . .        1,852        1,605
     Other assets . . . . . . . . . . . .        2,987        3,610
                                              --------     --------
     Total assets . . . . . . . . . . . .     $ 66,930       49,158
                                              ========     ========


     The Service Companies' operations are included in the Company's Consolidated Statements of Operations in 2003 and were accounted for using the equity method of accounting in 2002, as follows:

                                                 Periods Ended
                                               September 30, 2002
                                             ----------------------
                                               Three        Nine
                                               Months       Months
                                              --------     --------
     Construction contract
       revenue. . . . . . . . . . . . . .     $ 30,908       75,634
     Construction contract
       costs. . . . . . . . . . . . . . .      (30,338)     (73,827)
                                              --------     --------
     Construction gross
       profit . . . . . . . . . . . . . .          570        1,807

                   AMLI RESIDENTIAL PROPERTIES TRUST

                                                 Periods Ended
                                               September 30, 2002
                                             ----------------------
                                               Three        Nine
                                               Months       Months
                                              --------     --------

     Property management fees . . . . . .        2,972        8,109
     Corporate homes' gross profit. . . .          522        1,267
     Loss on land sales and other
       income . . . . . . . . . . . . . .         (285)         282
                                              --------     --------
     Total income . . . . . . . . . . . .        3,779       11,465

     Total expenses . . . . . . . . . . .        4,053       12,468
                                              --------     --------

     Loss . . . . . . . . . . . . . . . .         (274)      (1,003)
     Intercompany interest expensed . . .          343          916
     Intercompany eliminations. . . . . .           11          (87)
                                              --------     --------
     Interest and share of income (loss)
       from the Service Companies . . . .     $     80         (174)
                                              ========     ========


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ACCOUNTING FOR COMMUNITY ACQUISITIONS

     Pursuant to SFAS 141 AMLI allocates a portion of the total acquisition cost of communities acquired to leases in existence as of the date of acquisition. This allocated cost of $4,727 is included in Depreciable property in the accompanying Consolidated Balance Sheet as of September 30, 2003 but is depreciated over the remaining terms of the leases, which is considerably less than the depreciable lives associated with all other acquisition costs. Total depreciation of $908 for this allocated cost was included in the accompanying Statements of Operations for the three and nine months ended September 30, 2003.

     DISCONTINUED OPERATIONS

     The Company reports in discontinued operations the operating results of wholly-owned communities sold or held for sale. There were no wholly-owned communities sold or held for sale during the nine months ended September 30, 2003. Communities held for sale by co-investment partnerships accounted for using the equity method of accounting are not "discontinued operations" under the provisions of SFAS 144. No interest expense has been allocated to discontinued operations. Two rental communities were sold in 2002; condensed financial information of the results of operations for these communities for the periods indicated is as follows.

                   AMLI RESIDENTIAL PROPERTIES TRUST

                                                 Periods Ended
                                               September 30, 2002
                                             ----------------------
                                               Three        Nine
                                               Months       Months
                                              --------     --------

     Rental income. . . . . . . . . . . .     $  1,360        5,356
     Other income . . . . . . . . . . . .           92          334
                                              --------     --------
     Total community revenue. . . . . . .        1,452        5,690

     Community operating expenses . . . .          650        2,378
                                              --------     --------
     Net operating income . . . . . . . .          802        3,312

     Depreciation expense . . . . . . . .          140          723
                                              --------     --------

     Income from discontinued operations
       before minority interest . . . . .          662        2,589

     Minority interest. . . . . . . . . .          112          438
                                              --------     --------

     Income from discontinued operations,
       net of minority interest . . . . .          550        2,151
                                              --------     --------
     Gain on disposition of a rental
       community held for sale. . . . . .       14,247       14,247
     Minority interest. . . . . . . . . .        2,420        2,420
                                              --------     --------
     Gain on disposition of a rental
       community held for sale,
       net of minority interest . . . . .       11,827       11,827
                                              --------     --------
        Income from discontinued
          operations. . . . . . . . . . .     $ 12,377       13,978
                                              ========     ========

     GOODWILL AND DEFERRED ACQUISITION COSTS

     Unamortized goodwill of $668 on the Service Company's books has been tested and no impairment existed as of September 30, 2003. No goodwill amortization has been charged to expense subsequent to December 31, 2001. In addition, as of December 31, 2002, the Company allocated $434 (of the acquisition cost of the Service Company subsidiaries' controlling interests not already owned) to the cost of property management contracts, which the Company is amortizing over a five-year period.

     DERIVATIVES AND HEDGING FINANCIAL INSTRUMENTS

     In the normal course of business, the Company uses a variety of derivative financial instruments to reduce its exposure to changes in interest rates. The Company limits these risks by following established risk management policies and procedures. The Company does not enter into derivative contracts for trading or speculative purposes. Furthermore, the Company has a policy of entering into contracts only with major financial institutions based upon their credit rating and other factors.

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

     The following table summarizes the notional amounts and approximate fair value of the Company's liability under existing interest rate cap and swap contracts. The notional amounts at September 30, 2003 provide an indication of the extent of the Company's involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.

                                                   Cumula-
                                                    tive   Approxi-
                        Fixed                       Cash    mate
     Type of   Notional Rate    Term of  Contract   Paid,   Fair
     Contract    Amount  (1)    Contract Maturity    Net    Value
     --------  -------- ------  -------- --------  ------  --------
     Swap       $15,000 6.405%   5 years  9/20/04  $1,653     (771)
     Swap        10,000 6.438%   5 years  10/4/04   1,079     (537)
     Swap        15,000 4.378%   5 years   4/1/09    --       (590)
     Swap        30,000 4.510%   5 years   4/1/09    --     (1,366)
     Cap         15,000 4.000%   5 years   4/1/09     927      597
                -------                            ------   ------
                $85,000
                =======
                    At September 30, 2003          $3,659   (2,667)(2)
                   At December 31, 2002            ======   (2,379)(2)
                                                            ------
                    Net change                              $ (288)
                                                            ======

     (1) The fixed rate for the swaps includes the swap spread (the risk component added to the Treasury yield to determine a fixed rate) and excludes lender's spread.

     (2) Represents the approximate amount which the Company would have paid or received as of September 30, 2003 and December 31, 2002, respectively, if these contracts were terminated. The net amount was recorded as liability in the accompanying Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002.


     On September 30, 2003, all of the Company's derivative instruments were reported as Other liabilities at their fair value and the offsetting adjustments were reported as losses in Accumulated other comprehensive loss as follows:

                   AMLI RESIDENTIAL PROPERTIES TRUST

                              At               At
                          September 30,   December 31,
                             2003             2002       Change
                          -------------   ------------   ------
     Company's derivative
      contracts:
       Interest rate swaps
         (1)(4) . . . . . . . .$ (3,251)       (2,299)     (952)
       Interest rate cap. . . .     597         --          597
       Treasury lock (2). . . .     393           507      (114) (3)
                               --------      --------    ------
                                 (2,261)       (1,792)     (469)
                               --------      --------    ------
     Share of partnerships'
      derivative contracts:
       AMLI at Osprey Lake
         (2). . . . . . . . . .  (1,137)       (1,253)      116  (3)
       AMLI at Seven Bridges
         (4). . . . . . . . . .     (71)         (238)      167  (3)
                               --------      --------    ------
                                 (1,208)       (1,491)      283
                               --------      --------    ------
     Total. . . . . . . . . . .$ (3,469)       (3,283)     (186)
                               ========      ========    ======

     (1) Adjustments to earnings of $67 and $48 due to an ineffective-ness on the interest rate swap contracts were recorded for the nine months ended September 30, 2003 and 2002, respectively.

     (2) The Company cash-settled the Treasury lock and the AMLI at Osprey Lake hedge prior to 2002.

     (3) This change is reflected in earnings for the nine months ended September 30, 2003.

     (4) The AMLI at Seven Bridges hedge and the Company's interest rate swaps are being settled by the Company making monthly payments through December 2003 and April 2009, respectively.


     PER SHARE DATA

     The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated.

                         Three Months Ended     Nine Months Ended
                            September 30,          September 30,
                      ---------------------- ----------------------
                          2003       2002       2003        2002
                       ---------- ---------- ----------  ----------
     Income from
       continuing
       operations . .  $    5,935      5,275     12,571      17,625

     Income from
       discontinued
       operations . .       --        12,377      --         13,978
                       ---------- ---------- ----------  ----------

     Net income . . .       5,935     17,652     12,571      31,603

                   AMLI RESIDENTIAL PROPERTIES TRUST

                         Three Months Ended     Nine Months Ended
                            September 30,          September 30,
                      ---------------------- ----------------------
                          2003       2002       2003        2002
                       ---------- ---------- ----------  ----------
     Less net income
       attributable
       to preferred
       shares . . . .      (1,981)    (1,980)    (5,942)     (6,008)
                       ---------- ---------- ----------  ----------
     Net income
       attributable
       to common
       shares - Basic  $    3,954     15,672      6,629      25,595
                       ========== ========== ==========  ==========
     Net income -
       Diluted (1). .  $    3,954     15,672      6,629      25,595
                       ========== ========== ==========  ==========
     Weighted average
       common shares
       - Basic. . . .  18,214,998 17,863,593 17,263,803  17,981,811
                       ========== ========== ==========  ==========
     Dilutive Options
       and Other Plan
       shares . . . .     211,562    139,808    118,243     264,456
     Convertible pre-
       ferred shares
       (1). . . . . .       --         --         --          --
                       ---------- ---------- ----------  ----------
     Weighted average
       common shares -
       Dilutive . . .  18,426,560 18,003,401 17,382,046  18,246,267
                       ========== ========== ==========  ==========

     Net income per
      share:
       Basic. . . . .  $     0.22       0.88       0.38        1.42
       Diluted. . . .  $     0.21       0.87       0.38        1.40
                       ========== ========== ==========  ==========

       (1)  Preferred shares are non-dilutive.


     SHARE OPTIONS

     The Company commenced reporting the value of awarded share options as a charge against earnings for options awarded subsequent to January 1, 2002. The Company awarded a total of 380,750 options, net of cancellations, to employees since January 1, 2002 and is recording the associated $293 in expense ratably over the five years ended December 31, 2007.

                   AMLI RESIDENTIAL PROPERTIES TRUST

     If the Company had commenced recording option expense as of the January 1, 1996 effective date of Statement of Financial Standards No. 123, pro forma net income, including option expense, and earnings per share would have been as follows:

                         Three Months Ended     Nine Months Ended
                            September 30,          September 30,
                      ---------------------- ----------------------
                          2003       2002       2003        2002
                       ---------- ---------- ----------  ----------
     Net income,
      as reported:
       Net income . .  $    5,935     17,652     12,571      31,603
       Net income attri-
        butable to
        Preferred
        shares. . . .       1,981      1,980      5,942       6,008
                       ---------- ---------- ----------  ----------
     Net income
      attributable
      to Common shares      3,954     15,672      6,629      25,595
     Stock-based compen-
      sation expense
      included in
      reported net
      income, net of
      related tax
      effects . . . .          15      --            44       --
     Total stock-based
       employee compen-
       sation expense
       determined under
       fair value based
       method for all
       awards, net of
       related tax
       effects. . . .         (89)       (95)      (216)       (283)
                       ---------- ---------- ----------  ----------
     Pro forma net
      income - Basic.  $    3,880     15,577      6,457      25,312
                       ========== ========== ==========  ==========
     Pro forma net
      income - Diluted $    3,880     15,577      6,457      25,312
                       ========== ========== ==========  ==========
     Earnings per
      share:
       Basic -
        as reported .  $     0.22       0.88       0.38        1.42
       Basic -
        pro forma . .  $     0.21       0.87       0.37        1.41

       Diluted -
        as reported .  $     0.21       0.87       0.38        1.40
       Diluted -
        pro forma . .  $     0.21       0.87       0.37        1.39

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

     No new or modified guarantees were entered into during the nine months ended September 30, 2003, except that in connection with the formation of AMLI at Museum Gardens in June 2003 the Company became contingently liable on its $2,053 share of a letter of credit issued to secure this partnership's obligation to complete certain improvements. The Company has valued this contingent liability at $10 and has included this amount in Other assets and Other liabilities in the accompanying Consolidated Balance Sheet at September 30, 2003. The Company anticipates that this contingent liability will terminate in 2005 following completion of these certain improvements.

     CONSOLIDATION OF VARIABLE INTEREST ENTITIES

     AMLI conducts a portion of its multifamily investment activities through joint ventures. Since its Initial Offering and through September 30, 2003, AMLI has formed 54 joint ventures with sixteen investors in which AMLI's ownership has ranged from 10% to 75%. AMLI has preliminarily concluded that, with the possible exception of its interest in AMLI on Timberglen, L.P., none of its interests in unconsolidated partnerships qualifies for consolidation under FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," governing the accounting for interests in variable interest entities; AMLI intends to complete its analysis later in 2003 prior to the December 31, 2003 effective date of Interpretation No. 46.

     CONVERTIBLE PREFERRED SHARES

     AMLI's Series B and Series D convertible preferred shares are, under certain circumstances, subject to mandatory redemption, and are also convertible, at the option of the holder, into common shares of beneficial interest.

     Although SFAS No. 150 generally requires that preferred shares with a mandatory redemption feature be recorded as liabilities reported at fair value, this statement will not affect the accounting for AMLI's preferred shares because of the conversion feature.

     RECLASSIFICATIONS

     Certain amounts in the consolidated 2002 financial statements of the Company have been reclassified to conform with the current presentation.

                   AMLI RESIDENTIAL PROPERTIES TRUST

3.   INVESTMENTS IN PARTNERSHIPS

     At September 30, 2003, the Operating Partnership was a general part ner or a managing member in various partnerships or limited liability companies ("Partnerships"). Under the terms of each Partnership, the Company is entitled to receive its proportionate share of distribu tions from operations, sales or refinancings. In addition, the Operating Partnership and the Service Companies receive various fees for services provided to these Partnerships including development fees, construction fees, acquisition fees, property management fees, asset management fees, financing fees, administrative fees, disposition fees and promoted interests (additional share of operating cash flows or liquidation proceeds in excess of its stated ownership percentages based, in part, on the Partnerships generating cumulative returns to its partners in excess of specified rates).

     The Company's investments in partnerships differ from the Company's shares of partnerships' equity primarily due to capitalized interest on its investments in communities under development, purchase/sale price basis differences and the elimination of the Company's share of its acquisition, financing and development fee income. Such differences are amortized using the straight-line method over 40 years. Investments in partnerships at September 30, 2003 and the Company's 2003 share of income or loss for the nine months then ended from each are summarized as follows:

                                      AMLI RESIDENTIAL PROPERTIES TRUST
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



                                                 Equity                      Total    Company's  Company's
                    Company's              ------------------                 Net      Share of  Share of
                    Percentage   Total              Company's   Company's    Income  Net Income  Deprecia-
Community           Ownership    Assets     Total    Share      Investment   (Loss)  (Loss) (1)    tion
---------           ---------- ----------   ------  ---------   ----------   ------  ----------  ---------

AMLI:
 at Barrett Lakes      35%       $ 22,717    6,571     2,300        2,250       596         252       192
 at Fox Valley         25%         20,926   20,385     5,096        5,216       903         227       108
 at Fossil Creek (2)   25%         18,707   17,902     4,475        4,421     1,034         259       103
 at Danada Farms (3)   10%         42,214   17,372     1,737        1,729     1,057         106        95
 at Northwinds         35%         47,642   13,446     4,706        4,305       890         570       435
 at Wells Branch       25%         28,866   27,878     6,970        6,286       929         232       206
 on the Parkway        25%         13,320    3,043       758          428       (92)        (23)      108
 at Lake Clearwater    25%         14,513   14,020     3,505        3,495       629         157       102
 at Deerfield          25%         15,170    2,669       664          469      (219)        (55)      116
 at Wynnewood Farms    25%         16,846   16,543     4,136        4,115       632         158       113
 at Monterey Oaks      25%         27,037   26,345     6,586        6,519     1,079         270       179
 at St. Charles        25%         39,237   38,542     9,635        9,618     1,494         373       245
 at Park Bridge        25%         22,788   22,397     5,599        5,525       992         248       144
 at Mill Creek         25%         24,716    6,513     1,628        1,740       430         107       148
 at Lost Mountain      75%         10,671       99        74          137      (224)       (166)      187
 at Prestonwood
    Hills              45%         16,586    4,984     2,269        2,264        81          71       176
 at Windward Park      45%         25,805    7,960     3,639        3,631      (102)      --          267
 at Summit Ridge       25%         26,090    6,085     1,521        1,125        73          18       176
 at Oak Bend           40%         23,724    4,798     1,954        1,954      (117)          7       219
 Midtown               45%         31,639    9,534     4,349        4,332       249         181       317
 on Frankford          45%         37,576   11,205     5,109        5,093       167         158       382
 at Peachtree City     20%         27,215   26,856     5,371        3,432       797         159       111
 at Kedron Village     20%         18,666   18,424     3,684        3,614       751         145        96
 at Scofield Ridge     45%         35,911   11,102     5,077        5,060      (240)        (48)      348
 at Breckinridge
    Point              45%         32,239    9,820     4,475        4,458        45          82       312
 at Cambridge Square   30%         31,283   30,883     9,265        9,905     1,018         305       213




                                      AMLI RESIDENTIAL PROPERTIES TRUST
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                 Equity                      Total    Company's  Company's
                    Company's              ------------------                 Net      Share of  Share of
                    Percentage   Total              Company's   Company's    Income  Net Income  Deprecia-
Community           Ownership    Assets     Total    Share      Investment   (Loss)  (Loss) (1)    tion
---------           ---------- ----------   ------  ---------   ----------   ------  ----------  ---------
 Towne Square          45%         31,680    9,919     4,499        4,447       139         122       307
 at Lowry Estates      50%         48,951   15,334     7,690        7,546      (454)       (156)      525
 at King's Harbor      25%         18,512   17,983     4,496        4,687       452         113       129
 at Milton Park        25%         34,093   31,943     7,986        8,640       654         163       163
 at Osprey Lake        69%         50,295   14,564    11,188        9,870      (752)       (474)      739
 at Seven Bridges      20%         78,853   22,684     4,608        5,673    (1,966)       (393)      177
 at Barrett Walk       25%         21,315   20,667     4,436        4,556       187          47       107
 at Park Meadows       25%         56,259   26,836     6,722        6,652       (84)        114       286
 at Bryan Place        48%         39,355   12,714     6,103        5,991       143         135       383
 Downtown              30%         25,530   18,559     5,568        6,032       (29)         (9)    --
 at Museum Gardens     25%         14,509   12,559     3,140        3,898        (5)         (1)    --
                               ----------  -------  --------      -------   -------      ------    ------
                                1,091,456  579,138   171,018      169,113    11,137       3,454     7,914
   Other (4)                        1,326      889       284          250     3,377       1,063       629
                               ----------  -------  --------      -------   -------      ------    ------
                                1,092,782  580,027   171,302      169,363    14,514       4,517     8,543
                               ----------  -------  --------      -------   -------      ------    ------
AMLI:
 at Windbrooke (5)     15%         15,372   (5,870)     (972)        (972)     (109)        (35)       53
 at Chevy Chase (5)    33%         39,911   (9,350)   (3,877)      (3,877)     (465)       (186)      305
 at River Park (5)     40%         12,519   (2,119)     (848)        (965)       85          59       109
 on Timberglen (6)     40%          9,025    2,523     1,040         (361)     (126)       (120)      158
                               ----------  -------  --------      -------   -------      ------    ------
                                   76,827  (14,816)   (4,657)      (6,175)     (615)       (282)      625
                               ----------  -------  --------      -------   -------      ------    ------
   Total as of
     September 30, 2003        $1,169,609  565,211   166,645      163,188    13,899       4,235     9,168
                               ==========  =======  ========      =======   =======      ======    ======
   Total as of
     September 30, 2002        $1,284,204  656,723   189,426      192,734    17,816       5,853     8,902
                               ==========  =======  ========      =======   =======      ======    ======





(1)  The Operating Partnership received cash flow and recorded operating income of $1,807 and $2,257 in excess of its ownership percentages for the nine months ended September 30, 2003 and 2002, respectively.

(2)  AMLI at Fossil Creek sold its real property for $27,500 in October 2003 and distributed the net proceeds from sale to its partners.

(3)  AMLI acquired its partner's interest in this partnership subsequent to September 30, 2003 (see note 12).

(4)  Includes income from partnerships terminated in August 2003 upon AMLI's acquisition of its partners'
     interests.

(5)  The partners of these partnerships have received a return of their original capital; it resulted in the negative investment balances that are included in Distributions in excess of investments in and earnings from partnerships in the accompanying Consolidated Balance Sheets as of September 30, 2003 and December 31,
     2002.

(6)  The purchase/sale price basis difference in this partnership resulted in a negative investment balance which is included in Other liabilities in the accompanying Consolidated Balance Sheets as of September 30, 2003
     and December 31, 2002.





                   AMLI RESIDENTIAL PROPERTIES TRUST

     All but two of the Company's debt financings have been obtained at fixed rates from various financial institutions on behalf of these partnerships. All of these fixed-rate first mortgages are non recourse debt secured by mortgage notes on the respective communities. At September 30, 2003, partnership debt was as follows:

                     Total     Outstand-
                   Commitment   ing at   Company's Interest
Community             (1)       9/30/03  Share (2)   Rate    Maturity
---------          ----------  --------- --------- --------  ---------
AMLI:
 on Timberglen (3)  $  6,770       6,192    2,477     7.70%  June 2004
 at Seven Bridges (4) 50,000      50,000   10,000   L+1.80%  Jan. 2005
 Downtown             30,920       6,074    1,822   L+2.00%  June 2006
 at Prestonwood Hills 11,649      11,137    5,044     7.17%  Aug. 2006
 at Windward Park     18,183      17,398    7,887     7.27%  Aug. 2006
 at Oak Bend          18,834      18,150    7,260     7.81%  Dec. 2006
 Midtown              21,945      21,124    9,578     7.52%  Dec. 2006
 at Deerfield         12,600      12,132    3,033     7.56%  Dec. 2006
 at Danada Farms      24,500      23,301    2,330     7.33%  Mar. 2007
 on Frankford         25,710      25,005   11,340     8.25%  June 2007
 at Scofield Ridge    24,618      23,907   10,842     7.70%  Aug. 2007
 at Breckinridge Point22,110      21,456    9,729     7.57%  Sep. 2007
 Towne Square         21,450      20,854    9,456     6.70%  Jan. 2008
 at Lowry Estates     33,900      33,040   16,520     7.12%  Jan. 2008
 at Summit Ridge      20,000      19,497    4,874     7.27%  Feb. 2008
 at River Park        15,100      14,325    5,730  6.86%(5)  June 2008
 on the Parkway       10,800       9,889    2,472     6.75%  Jan. 2009
 at Mill Creek        18,000      17,728    4,432     6.40%  May  2009
 at Chevy Chase       48,000      47,340   15,622     7.11%  June 2009
 at Park Meadows (6)  28,500      28,500    7,125     6.25%  July 2009
 at Bryan Place (6)   26,200      26,200   12,576     5.81%  Aug. 2009
 at Barrett Lakes     16,680      15,551    5,443     8.50%  Dec. 2009
 at Northwinds        33,800      32,951   11,533     8.25%  Oct. 2010
 at Osprey Lake       35,320      34,377   23,635     7.02%  Mar. 2011
 at Windbrooke        20,800      20,446    3,067     6.43%  Mar. 2012
 at Lost Mountain     10,252      10,114    7,585     6.84%  Nov. 2040
                    --------    --------  -------
                    $606,641     566,688  211,412
                    ========    ========  =======

(1) In general, these loans provide for monthly payments of principal and interest based on 25 or 30 year amortization schedules and a balloon payment at maturity. Some loans provide for payments of interest only.

(2) Based upon percentage ownership of debt outstanding at September 30, 2003.

(3) AMLI intends to prepay this loan without penalty on February 1, 2004, following acquisition of 100% ownership of this property in January 2004.

(4) AMLI has guaranteed repayment of up to $4,000 of this construction loan and the Company's partner has guaranteed repayment of up to $16,000. The partnership has obtained a $51,000 7.25% fixed-rate mortgage loan commitment from a third-party lender and anticipates repaying its construction loan in December 2003 from a funding of this seven-year loan.

(5)  $9,100 at 7.75% and $6,000 at 5.50%.

(6)  These loans provide for payment of interest only through maturity.

                   AMLI RESIDENTIAL PROPERTIES TRUST

4.   OTHER ASSETS

     Other assets reported in the accompanying Consolidated Balance Sheets are as follows.

                                         September 30,  December 31,
                                            2003            2002
                                         -------------  ------------

     Short-term working capital assets:
       Advances to affiliates . . . . . .     $    928        2,381
       Accounts receivable. . . . . . . .        --             794
       Development fees receivable. . . .          222          649
       Prepaid expenses . . . . . . . . .          839        1,868
                                              --------     --------
                                                 1,989        5,692
                                              --------     --------

     Other:
       Deferred development costs . . . .        4,053        4,557
       Notes receivable . . . . . . . . .        1,874        2,179
       Deposits . . . . . . . . . . . . .        2,279        2,516
       Restricted cash. . . . . . . . . .          141          500
       Other. . . . . . . . . . . . . . .          392          722
                                              --------     --------
                                                 8,739       10,474
                                              --------     --------
     Total. . . . . . . . . . . . . . . .     $ 10,728       16,166
                                              ========     ========

                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


5.   DEBT

     The table below presents certain information relating to the indebtedness of the Company.
                                                       Balance                                Balance
                                           Original      at          Interest     Maturity       at
                                            Amount     9/30/03         Rate         Date      12/31/02
                                           --------    -------      -----------   --------    --------
SECURED BOND FINANCINGS (1):
                                                                     Tax-Exempt
AMLI at Spring Creek                       $ 40,750     40,750       Rate+1.43%    10/1/24     40,750
                                                                     Tax-Exempt
AMLI at Poplar Creek                          9,500      9,500       Rate+1.26%     2/1/24      9,500
                                           --------    -------                                -------
    Total Bonds                              50,250     50,250                                 50,250
                                           --------    -------                                -------

MORTGAGE NOTES PAYABLE TO
  FINANCIAL INSTITUTIONS:
AMLI at Regents Crest (2)                    16,500     14,576        7.50%       12/15/03      --
AMLI at Verandah (3)                         16,940     15,739        7.55%         4/1/04      --
AMLI at Nantucket (3)                         7,735      7,075        7.70%         6/1/04      7,186
AMLI at Bishop's Gate                        15,380     13,689        7.25% (4)     8/1/05     13,925
AMLI at Regents Center                       20,100     18,599 (5)    8.90% (6)     9/1/05     18,795
AMLI on the Green/AMLI of North Dallas (7)   43,234     38,087        7.79%         5/1/06     38,772
AMLI at Valley Ranch                         18,800     18,800        6.68%        5/10/07     18,800
AMLI at Conner Farms                         14,900     14,900        6.68%        5/10/07     14,900
AMLI at Clairmont                            12,880     12,255        6.95%        1/15/08     12,396
AMLI - various (8)                          140,000    136,515        6.56%         7/1/11    137,778
AMLI at Park Creek                           10,322     10,087        7.88%        12/1/38     10,127
                                           --------    -------                                -------
  Total Mortgage Notes Payable              316,791    300,322                                272,679
                                           --------    -------                                -------

OTHER NOTES PAYABLE:

Unsecured line of credit (9) (10)           211,000    164,000        L+1.00%      5/19/06     92,000
Other (11)                                    6,625      8,100        L+0.675%   on demand      6,625
                                           --------    -------                                -------
                                            217,625    172,100                                 98,625
                                           --------    -------                                -------
  Total                                    $584,666    522,672                                421,554
                                           ========    =======                                =======




                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1)  The terms of these tax-exempt bonds require that a portion of the apartment homes be leased to individuals who qualify based on income levels specified by the U.S. Government.  The bonds bear interest at a variable rate that is adjusted weekly based upon the remarketing rate for these bonds (1.00% for AMLI at Spring Creek and 0.95% for AMLI at Poplar Creek at October 22, 2003).  The credit enhancement for the AMLI at Spring
     Creek bonds was provided by a $41,297 letter of credit from a financial institution that expires on
     October 15, 2004 and the credit enhancement for the AMLI at Poplar Creek bonds was provided by a $9,617 letter of credit from a financial institution that expires December 18, 2004.

(2)  Represents debt assumed by AMLI as a result of the acquisition of the 75% interest in the community that the
     Company did not already own.

(3)  The Verandah debt was assumed by AMLI upon the acquisition of the 65% interest in the community that AMLI did not already own.  AMLI intends to prepay the Verandah loan without penalty on December 31, 2003, and intends to prepay the Nantucket loan without penalty on February 1, 2004.

(4)  This original $14,000 mortgage note bears interest at 9.1%.  For financial reporting purposes, this mortgage note was valued at $15,380 to reflect a 7.25% market rate of interest when assumed in connection with the acquisition of AMLI at Bishop's Gate on October 17, 1997.  The unamortized premium at September 30, 2003 was
     $388.

(5)  This loan provides for partial recourse to the partners of the Operating Partnership.

(6)  $13,800 at 8.73% and $6,300 at 9.23%.

(7)  These two properties secure a loan that was sold at a discount of $673.  At September 30, 2003, the unamortized discount was $173.

(8)  This loan is secured by seven previously unencumbered communities (AMLI at Bent Tree, AMLI at Lantana Ridge,
     AMLI at StoneHollow, AMLI at Western Ridge, AMLI at Killian Creek, AMLI at Eagle Creek and AMLI at Gateway
     Park).  On December 20, 2002, AMLI at Western Ridge was sold.  In connection with the sale, AMLI obtained a release of the mortgage on AMLI at Western Ridge by substituting another wholly-owned community, AMLI at the
     Medical Center.

(9)  The Company has used interest rate swaps on $25,000 of the outstanding amount to fix its base interest rate
     (before current lender's spread) at an average of 6.42% through September 2004.  In addition, in the third quarter 2003 the Company entered into $45,000 of forward-starting swaps fixing the base interest rate at an average of 4.47%, and entered into a $15,000 forward-starting cap limiting the base rate to 4.0%, all for the five-year period beginning April 1, 2004.






                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(10) The Company's $200,000 unsecured line of credit has been provided by a group of seven banks.  In May 2003, the Company replaced an existing line of credit, scheduled to mature in November 2003, with a new line of credit which will mature in May 2006.  The Company has an option to extend the maturity by one year.  The new line carries an interest rate of LIBOR plus 1.00% (.05% less than the rate on the previous line of credit) and provides for an annual facility fee of 20 basis points.  The Company uses the unsecured line of credit for acquisition and development activities and working capital needs.  This unsecured line of credit requires that the Company meet various covenants typical of such an arrangement, including minimum net worth, minimum debt service coverage and maximum debt to equity percentage.  An $11,000 unsecured line of credit with one of the lenders, pursuant to which the Company may issue letters of credit, is anticipated to be increased to $16,000 in November 2003, with new terms and conditions substantially the same as exists under the Company's primary unsecured line of credit.

(11) Starting in December 2002, AMLI has initiated a short-term investment program with several of its co investment partnerships.  As a result, short-term cash balances are invested by each partnership with AMLI.
     Each partnership withdraws funds from this investment account on an "as needed basis" to fund its disbursements, which could be daily.  The investment earns interest at a rate (2.03% average rate for the nine months ended September 30, 2003) based on the formula relating to AMLI's borrowing rate.






                   AMLI RESIDENTIAL PROPERTIES TRUST

     As of September 30, 2003, the scheduled maturities of the Company's debt are as follows:

                        Fixed Rate                Notes
                         Mortgage                Payable
                       Notes Payable  Unsecured    to
               Bond    to Financial     Lines     Joint
            Financings Institutions   of Credit  Ventures    Total
            ---------- -------------  ---------  --------   -------

2003. . . . . $  --          15,580       --       8,100     23,680
2004. . . . .    --          26,404       --        --       26,404
2005. . . . .    --          35,021       --        --       35,021
2006. . . . .    --          38,502    164,000      --      202,502
2007. . . . .    --          35,642       --        --       35,642
Thereafter. .  50,250       149,173       --        --      199,423
              -------       -------    -------    ------    -------
              $50,250       300,322    164,000     8,100    522,672
              =======       =======    =======    ======    =======

     At September 30, 2003, 17 of the Company's 37 wholly-owned stabilized communities are unencumbered.


6.   OTHER LIABILITIES

     Other liabilities reported in the accompanying Consolidated Balance Sheets are as follows:

                                         September 30,  December 31,
                                            2003            2002
                                         -------------  ------------
     Short-term working capital
      liabilities:
       Accrued interest payable . . . . .     $  1,917        1,670
       Accrued real estate taxes payable.       14,159       12,430
       Accrued general and administra-
         tive expenses. . . . . . . . . .        1,704        1,790
       Accrued community rental expenses.        6,184        5,090
                                              --------     --------
                                                23,964       20,980
                                              --------     --------
     Other:
       Construction costs payable . . . .        4,021        3,652
       Security deposits and
         prepaid rents. . . . . . . . . .        3,722        3,058
       Interest rate swap liability . . .        2,667        2,379
       Accrued employee benefits. . . . .        3,188        2,914
       Other. . . . . . . . . . . . . . .          507          408
                                              --------     --------
                                                14,105       12,411
                                              --------     --------
         Total. . . . . . . . . . . . . .     $ 38,069       33,391
                                              ========     ========

                   AMLI RESIDENTIAL PROPERTIES TRUST

7.   INCOME TAXES

     The Company qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to Federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. The Company's current dividend payment level equals an annual rate of $1.92 per common share. The Company anticipates that all dividends paid in 2003 will be fully taxable and it will distribute at least 100% of the taxable income. The Company anticipates that approximately 25% or more of total dividends paid during 2003 will be characterized as income taxable at capital gains rates for Federal income tax purposes.

8.   RENTAL EXPENSES

     Rental expenses reported in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002, respectively, are as follows.

                             Three Months Ended   Nine Months Ended
                                September 30,       September 30,
                             ------------------- ------------------
                                2003      2002      2003     2002
                              --------  --------  -------- --------

     Personnel. . . . . . . . $  3,390     2,623     9,193    7,857
     Advertising and
       promotion. . . . . . .      804       757     2,017    1,912
     Utilities. . . . . . . .    1,175       874     2,823    2,187
     Building repairs
       and maintenance. . . .    2,295     1,825     4,958    4,089
     Landscaping and
       grounds
       maintenance. . . . . .      670       598     1,850    1,701
     Real estate taxes. . . .    3,733     3,431    11,221   10,292
     Insurance. . . . . . . .      594       481     1,638    1,410
     Property management
       fees . . . . . . . . .      932       796     2,612    2,392
     Other rental
       expenses . . . . . . .      244       287       820      830
                              --------  --------  -------- --------
     Total. . . . . . . . . . $ 13,837    11,672    37,132   32,670
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

                   AMLI RESIDENTIAL PROPERTIES TRUST

     The revenue, net operating income ("NOI"), funds from operations ("FFO") and assets for the Company's reportable segments are summarized as follows:

                             Three Months Ended   Nine Months Ended
                                September 30,       September 30,
                             ------------------- ------------------
                                2003      2002      2003     2002
                              --------  --------  -------- --------
     Segment revenue:
      Multifamily rental
       operations:
        Wholly owned
          communities . . . . $ 30,293    26,498    84,857   79,700
        Partnership
          communities
          at 100% . . . . . .   41,602    42,807   125,626  124,990
                              --------  --------  -------- --------
                                71,895    69,305   210,483  204,690
      Service Companies'
       Operations . . . . . .   24,801    34,283    75,523   85,535
                              --------  --------  -------- --------
        Total segment
          revenue . . . . . .   96,696   103,588   286,006  290,225
      Discontinued
       operations . . . . . .    --        1,452     --       5,690
                              --------  --------  -------- --------
        Total revenue . . . . $ 96,696   105,040   286,006  295,915
                              ========  ========  ======== ========

     NOI:
      Multifamily rental
       operations:
        Wholly owned
         communities. . . . . $ 16,456    14,826    47,725   47,030
        Partnership
         communities
         at 100%. . . . . . .   23,855    24,812    72,987   74,330
                              --------  --------  -------- --------
                                40,311    39,638   120,712  121,360
      Service Companies . . .    1,719       710     2,510    1,780
                              --------  --------  -------- --------
        Total segment NOI . .   42,030    40,348   123,222  123,140
      Discontinued
        operations. . . . . .    --          802     --       3,312
                              --------  --------  -------- --------
        Total NOI . . . . . .   42,030    41,150   123,222  126,452

                   AMLI RESIDENTIAL PROPERTIES TRUST

                             Three Months Ended   Nine Months Ended
                                September 30,       September 30,
                             ------------------- ------------------
                                2003      2002      2003     2002
                              --------  --------  -------- --------
      Reconciling items
       to FFO:
        Reduce co-investment
          NOI to Company's
          share (1) . . . . .  (19,614)  (20,177)  (59,584) (59,575)
        Other income. . . . .      193       242       577      689
        Co-investment fee
          income. . . . . . .    1,207     1,094     2,175    2,941
        General and admin-
          istrative
          expenses. . . . . .   (1,605)   (1,138)   (4,655)  (3,891)
        Interest expense
          and loan cost
          amortization. . . .   (6,537)   (6,370)  (19,282) (18,858)
        Depreciation -
          non-real estate
          - Service
          Companies . . . . .     (778)     (663)   (2,318)  (2,133)
        Income taxes -
          Service
          Companies . . . . .     (212)      168       246      614
        Impairment of an
          investment in
          a partnership . . .    --        --       (1,191)   --
                              --------  --------  -------- --------
      Consolidated FFO
        before minority
        interest. . . . . . .   14,684    14,306    39,190   46,239

      Reconciling items to
       net income:
        Depreciation -
          wholly-owned
          communities . . . .   (7,012)   (5,307)  (18,076) (16,040)
        Depreciation -
          share of
          co-investment
          communities . . . .   (2,932)   (3,066)   (9,168)  (8,902)
        Gains on sales
          of rental
          communities . . . .    1,959    14,925     1,959   15,530
                              --------  --------  -------- --------
     Income before
       minority interest. . .    6,699    20,858    13,905   36,827
     Minority interest. . . .      764     3,206     1,334    5,224
                              --------  --------  -------- --------
     Net income . . . . . . . $  5,935    17,652    12,571   31,603
                              ========  ========  ======== ========

                   AMLI RESIDENTIAL PROPERTIES TRUST

                                           September 30, December 31,
                                              2003           2002
                                           ------------- ------------
     Segment assets:
       Multifamily rental communities:
         Total wholly-owned . . . . . . . . . $  948,532      768,281
         Total partnerships . . . . . . . . .  1,261,493    1,402,502
                                              ----------   ----------
           Total multifamily. . . . . . . . .  2,210,025    2,170,783

       Service Companies' assets. . . . . . .     66,930       49,158
       Non-segment assets . . . . . . . . . .     22,705       26,166
                                              ----------   ----------
           Total. . . . . . . . . . . . . . .  2,299,660    2,246,107

     Reconciling items to total assets:
       Reduce partnership communities
         to Company's share (1) . . . . . . . (1,092,130)  (1,204,985)
       Accumulated depreciation
         - wholly-owned . . . . . . . . . . .   (138,343)    (120,268)
                                              ----------   ----------
           Total assets . . . . . . . . . . . $1,069,187      920,854
                                              ==========   ==========

      (1) Represents amount required to reduce partnership communities to the Company's share from partnerships.


     The Company does not derive any of its consolidated revenue from foreign countries and does not have any major customers that individually account for 10% or more of the Company's consolidated revenue.


10.  RELATED PARTY TRANSACTIONS

     During the nine months ended September 30, 2003, the Company accrued or paid to partnerships $125 interest on short-term investments made by the partnerships. During the nine months ended September 30, 2002, the Company accrued or paid to the Service Companies other costs and expenses as follows:

     Management fees (including discontinued operations)   $2,562
     General contractor fees. . . . . . . . . . . . . .       146
                                                           ======

     During the nine months ended September 30, 2003, the Company and the Service Companies earned and received from partnerships other income as follows:

     Development fees . . . . . . . . . . . . . . . . .    $1,140
     Management fees. . . . . . . . . . . . . . . . . .     5,199
     Disposition fees . . . . . . . . . . . . . . . . .       325
     Asset management fees. . . . . . . . . . . . . . .       581
     General contractor fees. . . . . . . . . . . . . .       917
     Promoted interest. . . . . . . . . . . . . . . . .       773
     Interest on notes and advances to affiliates . . .       157
                                                           ======

                   AMLI RESIDENTIAL PROPERTIES TRUST

     In addition, during the nine months ended September 30, 2003, total revenue of $3,068 was generated from leases of apartment homes of partnership communities through ACH.

     During the nine months ended September 30, 2002, the Company earned or received from partnerships and the Service Companies other income as follows:

     Development fees . . . . . . . . . . . . . . . . .    $1,539
     Acquisition and disposition fees . . . . . . . . .     1,043
     Asset management fees. . . . . . . . . . . . . . .       359
     Promoted interest. . . . . . . . . . . . . . . . .       461
     Interest on notes and advances to affiliates . . .       916
                                                           ======

     In addition, during the nine months ended September 30, 2002, total revenue of $1,219 was generated from leases of apartment homes of wholly-owned communities through ACH.

     In September 2002, the Company entered into an agreement with an affiliate of one of the Company's Executive Vice Presidents to test and possibly implement a software application developed by this entity, in which the Company has no ownership interest. The Company's maximum commitment under this agreement is $300. The Company is entitled to share in any proceeds from the successful marketing and sale of this software application to third parties. On July 10, 2003, the Company was named as beneficiary to a software sales agreement, pursuant to which AMC will receive a minimum of $1,000 and a maximum of $1,500 in royalties over the five-year period ending December 31, 2007, less its $150 share of costs. Through September 30, 2003 no income or loss has been recognized as a result of this agreement. AMC will recognize royalty income as it is earned over the remaining 4.5-year term of the agreement.

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

     The Company is selling its interest in the split-dollar policies to avoid any possibility that continued payments of premiums on these policies might be considered a violation of the Sarbanes-Oxley Act. These are the only split-dollar life insurance policies in which the Company has an interest. The $180 which was paid to the two Co-Chief Executive Officers was charged to expense in the third quarter 2003.

     Through September 30, 2003, the Company has continued to provide for its liability under the Performance Incentive Plan ("PIP") assuming that the targeted growth will eventually be achieved over the maximum ten-year measurement periods which expire December 31, 2007 through December 31, 2011. This liability of approximately $1,700 at September 30, 2003 is anticipated to grow to approximately $1,900 by December 31, 2003. By redeeming for cash the interests of the 43 employees who are not the five most senior officers, the Company will improve the transparency of its compensation plans, will reduce the exposure to earnings and liability volatility that results from the "mark-to-market" accounting used to account for benefits payable under the PIP, and will reward key employees for their performance in a difficult operating environment.

                   AMLI RESIDENTIAL PROPERTIES TRUST

11.  COMMITMENTS AND CONTINGENCIES

     The limited partnership agreement of AMLI on Timberglen L.P. provides for the redemption (at an amount determined by formula) by the partnership of the limited partner's entire interest, in the limited partner's sole discretion, at any time after December 16, 2003 or at any time that there is a designated event of default on related indebtedness of the partnership, which event of default remains uncured and unwaived to the time of notice of redemption election. The redemption amount may be paid in cash or the Company common shares of beneficial interest, or any combination thereof, in the sole discretion of AMLI. AMLI is of the opinion that the fair value of this property exceeds the value which would be the basis for determining the redemption price and the fair value of this purchase obligation is nominal. AMLI anticipates effecting the redemption of its partner's interest for a cash payment of approximately $2,400 in January 2004.

     At September 30, 2003, the Company is contingently liable with respect to $8,682 in bank letters of credit issued to secure commitments made in the ordinary course of business by the Company and its partnerships and with respect to its guarantee of $4,000 of the construction loan for the AMLI at Seven Bridges community. Of these amounts, the Company anticipates that its contingent liabilities under all but approximately $4,000 of the bank letters of credit and under the $4,000 construction loan guarantee will expire later in 2003 as criteria are achieved and the construction loan is repaid (see note 5).

12.  SUBSEQUENT EVENTS

     As of October 1, 2003 three wholly-owned rental communities containing 864 apartment homes and three co-investment rental communities containing 1,312 apartment homes are held for sale.

     On October 15, 2003 a co-investment partnership sold AMLI at Fossil Creek for $27,500 in cash and distributed the proceeds to its partners.

     On October 20, 2003 AMLI at Cambridge Square and AMLI at Barrett Walk funded a total of $32,900 in new seven-year 5.18% fixed-rate loans and distributed the proceeds to its partners.

     On October 31, 2003 AMLI acquired its partner's 90% equity interest in AMLI at Danada Farms for approximately $43,000 in cash and will include the accounts of this property in its consolidated financial statements following this transaction.

     On November 3, 2003 AMLI obtained a $40,000 increase (to $240,000) in its primary unsecured line of credit.

     Subsequent to September 30, 2003 an affiliate of AMLI's former original sponsor converted 1,722,086 OP units (approximately 50% of the OP units comprising the minority interest in the accompanying Consolidated Balance Sheets) to AMLI common shares and sold the shares in privately-negotiated transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS,
         EXCEPT SHARE DATA)

     The following discussion is based primarily on the Consolidated Financial Statements of Amli Residential Properties Trust (the "Company" or "AMLI") as of September 30, 2003 and December 31, 2002 and for the three and nine months ended September 30, 2003 and 2002. The terms "we", "us" or "our" when used in this discussion and analysis mean AMLI Residential Properties Trust.

     This information should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

     As of September 30, 2003, the Company owned an approximate 87% general partnership interest in AMLI Residential Properties, L.P. (the "Operating Partnership" or "OP"), which holds the operating assets of the Company. The 13% not owned by the Company is owned by the limited partners that hold Operating Partnership units ("OP Units") which are convertible into common shares of the Company on a one-for-one basis, subject to certain limitations. At September 30, 2003, the Company owned 23,528,207 OP Units (including 4,025,000 Preferred OP Units) and the limited partners owned 3,473,482 OP Units. Subsequent to September 30, 2003 approximately 50% of the OP Units owned by the limited partners were converted to AMLI common shares. The Company has qualified, and anticipates continuing to qualify, as a real estate investment trust ("REIT") for Federal income tax purposes.

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

CO-INVESTMENT

     Because the Company has differentiated itself from other publicly-owned multifamily residential REIT's in the manner and to the extent it conducts its business through partnerships with institutional investors, the following condensed combined financial information for the Company and its partnerships at September 30, 2003, as shown below, is presented as supplementary information intended to provide a better understanding of the Company's financial position.

     The information presented in the following table includes the unconsolidated partnerships at 100%.

                                                        Company and
                           Consolidated Unconsolidated Unconsolidated
                             Company     Partnerships   Partnerships
                             ("GAAP")      at 100%      (Combined)
                           ------------ -------------- --------------
Rental communities. . . . . $  935,888      1,109,062      2,044,950
Accumulated depreciation. .   (138,343)      (125,429)      (263,772)
                            ----------     ----------     ----------
                               797,545        983,633      1,781,178

                                                        Company and
                           Consolidated Unconsolidated Unconsolidated
                             Company     Partnerships   Partnerships
                             ("GAAP")      at 100%      (Combined)
                           ------------ -------------- --------------
Land and rental communities
  under development . . . .     12,644        152,431        165,075
Investments in partnerships    169,363       (169,363)         --
Other, net. . . . . . . . .     45,391         (4,165)        41,226
                            ----------     ----------     ----------
                             1,024,943        962,536      1,987,479

Debt - Company's share. . .   (522,672)      (208,438)      (731,110)
Debt - partners' share. . .      --          (350,150)      (350,150)
                            ----------     ----------     ----------
Total net assets. . . . . .    502,271        403,948        906,219
Partners' share of net
  assets. . . . . . . . . .      --          (403,948)      (403,948)
                            ----------     ----------     ----------
Company's share of
  net assets. . . . . . . . $  502,271          --           502,271
                            ==========     ==========     ==========


     The information presented in the following table includes AMLI's proportionate share of unconsolidated partnerships.

                                                         Company and
                            Consolidated                  Share of
                              Company       Share of     Partnerships
                              ("GAAP")     Partnerships  (Combined)
                            ------------  ------------- -------------

Rental communities. . . . . .$  935,888        383,290     1,319,178
Accumulated depreciation. . .  (138,343)       (40,477)     (178,820)
                             ----------     ----------    ----------
                                797,545        342,813     1,140,358

Land and rental communities
  under development . . . . .    12,644         35,421        48,065
Investments in partnerships .   169,363       (169,363)        --
Other, net. . . . . . . . . .    45,391           (433)       44,958
                             ----------     ----------    ----------

                              1,024,943        208,438     1,233,381

Debt - Company's share. . . .  (522,672)      (208,438)     (731,110)
                             ----------     ----------    ----------
Company's share of net
  assets. . . . . . . . . . .$  502,271          --          502,271
                             ==========     ==========    ==========

     Details of the differences between the Company's aggregate investment in partnerships and its aggregate share of equity as recorded on the books of these partnerships, net of accumulated amortization, are as follows at September 30, 2003:

           AMLI's share of equity in
             partnerships . . . . . . . . . . . .    $166,645
           Negative investment balances
             presented in other liabilities . . .       6,175
           Capitalized interest . . . . . . . . .       4,429
           Eliminated fees. . . . . . . . . . . .      (5,795)
           Eliminated construction profits. . . .      (2,156)
           Other comprehensive loss . . . . . . .      (1,208)
           Other, net . . . . . . . . . . . . . .       1,273
                                                     --------
           Total investments in partnerships. . .    $169,363
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

     The table below summarizes the communities acquired during 2003 and 2002:

                                          Number      Year
                                           of         Com-      Date      Purchase             Total
Community               Location          Units      pleted    Acquired    Price      Debt     Equity
---------               --------         --------   --------   --------   --------   ------   --------
WHOLLY-OWNED:
AMLI:
 Upper West Side. . . . Ft. Worth, TX         194       2001     5/1/02   $ 13,600     --       13,600
 7th Street Station . . Ft. Worth, TX         189       2000   10/17/02     13,700     --       13,700
 at Verandah (a). . . . Arlington, TX         538    1986/91     1/2/03     26,023   15,972     10,051
 at Castle Creek (a). . Indianapolis, IN      276       2000    8/14/03     23,850     --       23,850
 Creekside (a). . . . . Overland Park, KS     224       2000    8/14/03     18,500     --       18,500
 at Regents Crest (a) . Overland Park, KS     476    1991/95
                                                         /97    8/14/03     38,650   14,632     24,018
 on Spring Mill (a) . . Carmel, IN            400       1999    8/25/03     30,000     --       30,000
 at Oakhurst North
  (a) . . . . . . . . . Aurora, IL            464       2000    8/25/03     50,000     --       50,000
                                           ------                         --------   ------    -------
   Total
     wholly-owned . . .                     2,761                          214,323   30,604    183,719
                                           ------                         --------   ------    -------
PARTNERSHIPS:
(Company ownership
percentage):
AMLI:
 at Park Meadows
  (25%) . . . . . . . . Littleton, CO         518       2001    4/24/02     56,500   28,500     28,000
 at Bryan Place
  (48%) . . . . . . . . Dallas, TX            420       1999    6/28/02     39,600   26,200     13,400
                                           ------                         --------  -------    -------
   Total partnerships .                       938                           96,100   54,700     41,400
                                           ------                         --------  -------    -------
   Total. . . . . . . .                     3,699                         $310,423   85,304    225,119
                                           ======                         ========  =======    =======

  (a)  The Company acquired the partnership interest it did not already own in these rental communities.
       Purchase price is stated at 100%.


COMMUNITIES UNDER DEVELOPMENT OR IN LEASE-UP AND LAND HELD FOR DEVELOPMENT OR SALE

     COMMUNITIES UNDER DEVELOPMENT OR IN LEASE-UP

     At September 30, 2003, the Company had interests in seven communities under development or in lease-up including four owned in partnerships, as follows:

                                                                                 TOTAL
                                                                                EXPENDED         TOTAL
                                                         NUMBER      NUMBER     THROUGH        ESTIMATED
                                                           OF          OF       SEPT. 30,      COSTS UPON
COMMUNITY                         LOCATION               ACRES       UNITS        2003         COMPLETION
---------                         --------               ------      ------     ---------      ----------
Wholly-owned (in lease-up):
 AMLI at Carmel Center            Carmel, IN                15         322       $ 27,519        28,400
                                                           ---       -----       --------      --------
Partnerships:
(Company ownership percentage):
 AMLI:
  at Milton Park (25%)            Alpharetta, GA            21         461         34,435        35,000
  at Seven Bridges (20%)          Woodridge, IL             13         520         78,756        82,200
  Downtown (30%)                  Austin, TX                 2         220         25,013        50,920
  Museum Gardens (25%)            Vernon Hills, IL          17         294         14,227        60,100
                                                           ---       -----       --------      --------
        Total partnerships                                  53       1,495        152,431       228,220
                                                           ---       -----       --------      --------
Service Companies (being
 developed for sale):
  Walnut Creek (100%)             Austin, TX                28         460         25,358        31,370
  Old Town Carmel (100%)          Carmel, IN                 5          91          4,262        11,400
                                                           ---       -----       --------       -------
        Total Service Companies                             33         551         29,620(1)     42,770
                                                           ---       -----       --------       -------
        Total                                              101       2,368        209,570       299,390(2)
                                                           ===       =====       ========       =======

     (1)   Reported in Service Companies' assets in the Consolidated Balance Sheet as of September 30, 2003.

     (2)   Of AMLI's share of completion costs (excluding the Service Companies), $28,726 is anticipated to be funded from existing loan commitments and $5,664 is expected to be paid in cash during 2003 and 2004.



     LAND HELD FOR DEVELOPMENT OR SALE

     At September 30, 2003, the Company's land held for future development or sale is as follows:

                                                                                                CARRYING
                                                                                                 VALUE
                                                                                 TOTAL COSTS     NET OF
                                                                                 CAPITALIZED   ALLOWANCE
                                                          NUMBER    POTENTIAL     THROUGH     FOR LOSS AT
                                                            OF      NUMBER OF     SEPT. 30,     SEPT. 30,
COMMUNITY                             LOCATION            ACRES      UNITS        2003 (1)      2003 (2)
---------                             --------            ------    ---------    -----------  ------------
Land held for development
  or sale                             Texas and
                                      Kansas                117        1,800         $13,865       12,644

Service Companies' land held
  for sale (3)                        Carmel, IN and
                                      Ft. Worth, TX         154          --           13,519       12,822
                                                            ---        -----         -------       ------
    Total                                                   271        1,800         $27,384       25,466
                                                            ===        =====         =======       ======

     (1)     The Company has expensed interest carry on these land parcels in 2003 and 2002.

     (2)     Amounts are shown net of an allowance for loss totaling $1,918 on land parcels in Texas.

     (3)     Included in Service Companies' assets in the accompanying Consolidated Balance Sheet at
             September 30, 2003.












     At September 30, 2003, the Company has substantially completed the $28,400 development of AMLI Carmel Center. The community is currently under lease-up and at September 30, 2003 it was 73% leased.

     At September 30, 2003, the Company has made capital contributions totaling $22,307 to co-investment partnerships currently having development of communities underway, and anticipates funding substantially all of its remaining commitment (net of its share of co-investment debt) of $4,783 during 2003 to complete the 1,495 apartment homes being developed by co-investment partnerships.

     The Service Companies currently have two communities under development with an estimated total development cost of $42,770 which the Company is funding from its cash flow or line of credit borrowings. These properties are anticipated to be substantially completed by June 30, 2004. The Service Companies intend to sell these two communities containing a total of 551 apartment homes. In addition, the Service Companies have a 50% interest in a partnership which owns a 248-unit community currently in lease-up and held for sale. The development of this community has been financed primarily with a non-recourse first mortgage loan in the amount of $15,954. This loan bears interest at 7.1% and is payable in monthly installments through August 2043.

     The Company's pipeline of new developments is continuing to decrease; one development commenced in June 2003 immediately after the closing of the partnership. The Company has postponed active development planning for its other land parcels until conditions in those particular submarkets are more favorable for development. The Company expensed costs associated with carrying these land parcels for the nine months ended September 30, 2003 and 2002.

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



     The table below summarizes the rental communities sold during 2003 and 2002:

                                                                 Costs
                                          Year                   Before
                              Number    Acquired/     Date       Depre-      Sale        Net
Community     Location       of Units   Developed     Sold       ciation     Price     Proceeds   Gain (1)
---------     --------       --------   ---------   --------     --------   --------   --------   --------
WHOLLY-OWNED:
AMLI at:
 Gleneagles   Dallas, TX          590     88/97      8/14/02     $ 27,613     35,675     34,720     14,247
 Western
  Ridge       Houston, TX         318      2000     12/20/02       20,317     24,600     23,998      4,659
                                -----                            --------    -------    -------    -------
    Total wholly-owned            908                              47,930     60,275     58,718     18,906
                                -----                            --------    -------    -------    -------

PARTNERSHIPS
(Company owner-
ship percentage):
AMLI at:
 Champions
  Park (15%)  Houston, TX         246      1994      4/18/02       13,723     13,145     12,783      1,799
 Champions
  Centre (15%)Houston, TX         192      1994      4/18/02       10,205     10,755     10,458      2,232
 Greenwood
  Forest (15%)Houston, TX         316      1995       8/1/02       18,202     20,150     19,407      4,524
 Willeo Creek
  (30%)       Roswell, GA         242      1995      8/21/03       16,174     19,500     18,965      5,950
                                -----                            --------    -------    -------    -------
    Total partnerships            996                              58,304     63,550     61,613     14,505
                                -----                            --------    -------    -------    -------
    Total                       1,904                            $106,234    123,825    120,331     33,411
                                =====                            ========    =======    =======    =======

    (1)   Gains on sales of partnership communities are shown net of disposition fees and promoted interests paid to the Company by such partnerships.


RESULTS OF COMMUNITY OPERATIONS

GENERAL

     At September 30, 2003, AMLI owned interest in 79 communities containing 30,106 apartment homes, of which seventy-four containing 28,289 apartment homes were stabilized and five containing 1,817 apartment homes were under development or in lease-up. Stabilized communities are communities that are fully completed and have, in the opinion of management, completed their initial lease-up. Thirty-eight of the communities are wholly-owned and their operating results are reflected in the Company's Consolidated Statements of Operations under Rental Operations as well as under Income from discontinued operations. Forty-one are owned in partnerships, and the Company's share of operating results are included in Income from partnerships.

     The Company distinguishes between stabilized communities (which include Same Store communities, communities Acquired from/contributed to partnerships, New communities and Acquisition communities) from Development and lease-up communities and Communities sold, each of which are defined as follows:

     . Same Store communities - communities that have had stabilized operations and were owned by the Company as of January 1, 2002.

     . Acquired from/contributed to partnerships - reflects operations through the date a community was acquired from or contributed to a venture.

     . New communities - communities that were developed by the Company and began stabilized operations after January 1, 2002.

     . Acquisition communities - communities having stabilized operations that were acquired by the Company after January 1, 2002.

     . Development and lease-up communities - communities being developed by the Company that are not yet stabilized.

     . Communities sold - reflects operations through the date a community was sold.

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

WHOLLY-OWNED COMMUNITIES

     For the nine months ended September 30, 2003, NOI from wholly-owned communities decreased by 5.2% from the same period a year ago, which was primarily attributable to a 5.9% increase in rental expenses. NOI generated by acquisition, including acquisition from partnerships, and development activity exceeded NOI lost from sold communities by $1,795, or 54%. However, NOI from Same Store communities decreased by $4,412, or 9.4%.

     Revenue, rental expenses and NOI from wholly-owned communities for the nine months ended September 30, 2003 and 2002 are summarized as follows:
                                    Nine Months Ended
                                      September 30,
                                 ----------------------    Increase
                                    2003         2002     (Decrease)
                                  --------      -------   ---------
Total Wholly-Owned
Community Revenue
------------------
 Same Store communities . . . .   $ 75,007       78,807      (3,800)
 Acquired from/contributed to
   partnerships . . . . . . . .      5,418        --          5,418
 Development and lease-up
   communities. . . . . . . . .      1,213           56       1,157
 Acquisition communities. . . .      3,219          837       2,382
 Communities sold . . . . . . .      --           5,690      (5,690)
                                  --------      -------     -------
    Total . . . . . . . . . . .   $ 84,857       85,390        (533)
                                  ========      =======     =======

    Continuing operations . . .   $ 84,857       79,700       5,157

    Discontinued operations . .      --           5,690      (5,690)
                                  ========      =======     =======

Total Wholly-Owned
Community Rental Expenses
-------------------------
 Same Store communities . . . .   $ 32,673       32,061         612
 Acquired from/contributed to
   partnerships . . . . . . . .      2,281        --          2,281
 Development and lease-up
   communities. . . . . . . . .        657          189         468
 Acquisition communities. . . .      1,521          420       1,101
 Communities sold . . . . . . .      --           2,378      (2,378)
                                  --------      -------     -------
    Total . . . . . . . . . . .   $ 37,132       35,048       2,084
                                  ========      =======     =======

    Continuing operations . . .   $ 37,132       32,670       4,462

    Discontinued operations . .      --           2,378      (2,378)
                                  ========      =======     =======

Total Wholly-Owned
Community NOI
-------------------
 Same Store communities . . . .   $ 42,334       46,746      (4,412)
 Acquired from/contributed to
   partnerships . . . . . . . .      3,137        --          3,137
 Development and lease-up
   communities. . . . . . . . .        556         (133)        689
 Acquisition communities. . . .      1,698          417       1,281
 Communities sold . . . . . . .      --           3,312      (3,312)
                                  --------      -------     -------
    Total . . . . . . . . . . .   $ 47,725       50,342      (2,617)
                                  ========      =======     =======

                                    Nine Months Ended
                                      September 30,
                                 ----------------------
                                    2003         2002      (Change)
                                  --------      -------    --------

    Continuing operations . . .   $ 47,725       47,030         695

    Discontinued operations . .      --           3,312      (3,312)
                                  ========      =======     =======

Reconciliation of Income
from Rental Operations
------------------------
  Community rental revenue
    (1) . . . . . . . . . . . .   $ 84,857       85,390        (533)
  Community rental expenses
    (1) . . . . . . . . . . . .    (37,132)     (35,048)     (2,084)
                                  --------      -------     -------
  Community NOI (1) . . . . . .     47,725       50,342      (2,617)

  Income from partnerships. . .      4,235        5,853      (1,618)
  Interest expense and
    amortization. . . . . . . .    (19,282)     (18,423)       (859)
  Depreciation. . . . . . . . .    (18,076)     (15,317)     (2,759)
  Income from discontinued
    operations. . . . . . . . .      --          (3,312)      3,312
                                  --------      -------     -------
  Income from rental operations
    (excluding discontinued
    operations) . . . . . . . .   $ 14,602       19,143      (4,541)
                                  ========      =======     =======

  (1)  Including discontinued operations.


PARTNERSHIP COMMUNITIES

     For the nine months ended September 30, 2003, NOI from partnership communities decreased from the same period a year ago. The increase in rental expenses exceeded the net increase in total revenue. Revenue from investing activities exceeded the decrease in revenue from disposition activities and from Same Store portfolio. However, rental expenses of acquisition and development communities were higher than the revenue increase.

     Rental revenue, rental expenses and NOI from partnership communities, at 100%, for the nine months ended September 30, 2003 and 2002 are summarized as follows:

                                    Nine Months Ended
                                      September 30,
                                 ----------------------    Increase
                                    2003         2002     (Decrease)
                                  --------      -------   ---------
Total Partnership
Community Revenue
-------------------
 Same Store communities . . . .   $ 90,835       93,378      (2,543)
 Acquired from/contributed to
   partnerships . . . . . . . .     11,427       16,740      (5,313)
 New communities. . . . . . . .      6,788        5,306       1,482
 Development and lease-up
   communities. . . . . . . . .      7,921        1,436       6,485
 Acquisition communities. . . .      7,129        3,491       3,638
 Communities sold . . . . . . .      1,526        4,639      (3,113)
                                  --------      -------     -------
    Total . . . . . . . . . . .   $125,626      124,990         636
                                  ========      =======     =======

                                    Nine Months Ended
                                      September 30,
                                 ----------------------    Increase
                                    2003         2002     (Decrease)
                                  --------      -------   ---------
Total Partnership Community
Rental Expenses
---------------------------
 Same Store communities . . . .   $ 36,999       36,543         456
 Acquired from/contributed to
   partnerships . . . . . . . .      4,994        7,054      (2,060)
 New communities. . . . . . . .      2,678        2,561         117
 Development and lease-up
   communities. . . . . . . . .      4,108        1,226       2,882
 Acquisition communities. . . .      2,585        1,215       1,370
 Communities sold . . . . . . .        780        2,061      (1,281)
                                  --------      -------     -------
    Total . . . . . . . . . . .   $ 52,144       50,660       1,484
                                  ========      =======     =======

Total Partnership
Community NOI
-----------------
 Same Store communities . . . .   $ 53,836       56,835      (2,999)
 Acquired from/contributed to
   partnerships . . . . . . . .      6,433        9,686      (3,253)
 New communities. . . . . . . .      4,110        2,745       1,365
 Development and lease-up
   communities. . . . . . . . .      3,813          210       3,603
 Acquisition communities. . . .      4,544        2,276       2,268
 Communities sold . . . . . . .        746        2,578      (1,832)
                                  --------      -------     -------
    Total . . . . . . . . . . .   $ 73,482       74,330        (848)
                                  ========      =======     =======
 Company's share of partnership
   community NOI and cash
   flows in excess of ownership
   interest . . . . . . . . . .   $ 25,152       25,771        (619)
                                  ========      =======     =======

Reconciliation of
Share of Income from
Partnerships
--------------------
  Community rental revenue. . .   $125,626      124,990         636
  Community rental expenses . .    (52,144)     (50,660)     (1,484)
                                  --------      -------     -------
  Community NOI . . . . . . . .     73,482       74,330        (848)

  Sale of rental communities. .     19,500       44,050     (24,550)
  Cost of rental communities
    sold. . . . . . . . . . . .    (13,175)     (35,495)     22,320
  Other income. . . . . . . . .        143          236         (93)
  Other expenses. . . . . . . .     (1,163)      (1,265)        102
  Interest expense and
    amortization. . . . . . . .    (30,399)     (28,288)     (2,111)
  Depreciation. . . . . . . . .    (28,164)     (27,197)       (967)
                                  --------      -------     -------
  Net income. . . . . . . . . .     20,224       26,371      (6,147)

  Co-investment partners' share     15,989       20,518      (4,529)
                                  --------      -------     -------
  Share of income from
    partnerships. . . . . . . .   $  4,235        5,853      (1,618)
                                  ========      =======     =======

SAME STORE COMMUNITIES

     As of September 30, 2003, 22,976 apartment homes, or 81.2% of total apartment homes in the Company's stabilized communities, were categorized as Same Store communities, of which 11,339 were wholly-owned and 11,637 were owned in partnerships. The following commentary is based primarily on an analysis of the AMLI's Same Store portfolio since the operating results of stabilized communities owned over comparable periods generally provide a better perspective of market conditions affecting the Company's portfolio. For purposes of this discussion and analysis, 100% of the results of operations of the Company's partnership communities is combined with the Company's wholly-owned communities.

RENTAL REVENUE

     For the third quarter 2003 compared to the same quarter a year ago, rental revenue declined 2.4%. The change was attributable to a 4.6% decline in collected rent per occupied unit, which was somewhat offset by a 2.1% increase in occupancy. Portfolio-wide rental revenue increased by 0.7% over the previous quarter, the second consecutive quarter in which this has occurred, after declining for the six previous quarters.
Collected rent per occupied unit was down from last quarter by 1.5%; however, occupancy continues to increase and was up 2.2%.

OCCUPANCY

     The following chart shows weighted average physical occupancy, calculated on a daily basis, for all Same Store communities for each of AMLI's markets and for the AMLI portfolio in total:

             DAILY WEIGHTED AVERAGE OF PHYSICAL OCCUPANCY
                        SAME STORE COMMUNITIES

                                        Quarter Ended
                         ------------------------------------------
                                    2003                  2002
                          ------------------------  ---------------
                           Sep 30   Jun 30  Mar 31   Dec 31  Sep 30
                           ------   ------  ------   ------  ------
Dallas. . . . . . . . . .   92.6%    91.5%   88.5%    88.5%   90.7%
Atlanta . . . . . . . . .   94.0%    90.7%   90.3%    90.6%   89.9%
Austin. . . . . . . . . .   93.4%    91.4%   90.7%    92.1%   92.9%
Houston . . . . . . . . .   94.6%    91.0%   89.0%    91.1%   93.2%
Indianapolis. . . . . . .   94.0%    91.2%   89.4%    91.0%   92.6%
Kansas City . . . . . . .   93.3%    90.7%   89.5%    91.1%   92.2%
Chicago . . . . . . . . .   94.0%    92.1%   88.6%    88.4%   92.0%
Denver. . . . . . . . . .   91.9%    88.5%   86.8%    89.4%   86.8%
                           ------   ------  ------   ------  ------
Total Portfolio (a) . . .   93.4%    91.2%   89.3%    90.0%   91.3%
                           ======   ======  ======   ======  ======

     (a) Occupied apartments exclude community models and apartments not in service due to fire, flood or otherwise.


     In addition to physical occupancy as an indicator of market conditions, some in the apartment industry measure economic occupancy as well. Because the calculation of economic occupancy typically adjusts the value of vacancies and concessions (among other items) from quoted market rents, many believe that it is a better indicator of market fundamentals. Since there is no consistent industry measurement of economic occupancy and the calculation is derived from many variable data, AMLI prefers to measure total revenue earned per each occupied apartment home. As the Company's policy is to reserve as a bad debt any rent or other payments due from a resident that is more than 30 days delinquent, revenue earned for purposes of this analysis is essentially equal to collected revenue per unit, another metric used by some in the apartment industry.

     The following chart shows weighed average total revenue per occupied apartment home for the Company's Same Store communities for each of its markets and for the portfolio in total:

                 WEIGHTED AVERAGE TOTAL REVENUE EARNED
                      PER OCCUPIED APARTMENT HOME
                        SAME STORE COMMUNITIES

                                        Quarter Ended
                         ------------------------------------------
                                    2003                  2002
                          ------------------------  ---------------
                           Sep 30   Jun 30  Mar 31   Dec 31  Sep 30
                           ------   ------  ------   ------  ------

Dallas. . . . . . . . . .  $  799      811     824      817     836
Atlanta . . . . . . . . .     848      862     860      864     886
Austin. . . . . . . . . .     792      817     819      826     857
Houston . . . . . . . . .   1,053    1,063   1,068    1,077   1,092
Indianapolis. . . . . . .     815      816     816      802     809
Kansas City . . . . . . .     838      844     835      835     845
Chicago . . . . . . . . .   1,079    1,100   1,112    1,111   1,130
Denver. . . . . . . . . .     976    1,021   1,035    1,024   1,072
                           ------   ------  ------   ------  ------
Total Portfolio (a) . . .  $  867      880     885      883     903
                           ======   ======  ======   ======  ======

     (a) Calculated by taking the simple average of each of the three months in the quarter. Each month's calculation is made by dividing that month's accrual basis rental and other income (total community revenue) by the weighted average number of apartments occupied during the month.


MARKETS

     The following provides commentary about each of AMLI's markets. Statistical information relates to Same Store communities, including wholly-owned and partnership communities at 100%, for the third quarter of 2003, compared to the third quarter of 2002 and the second quarter of 2003.

     DALLAS rental revenue declined by 3.1% compared to third quarter
2002, as collected rent per occupied unit fell by 5.0%. The decline in rents was slightly offset by an increase in occupancy of 1.9%. On a sequential basis, rental revenue decreased by 0.1% despite a 1.1% increase in occupancy over last quarter. Collected rents per occupied unit continued to trend downward albeit at a slower pace than the previous quarter, falling by 1.5% this quarter compared to a 2.2% sequential drop last quarter. Dallas/Fort Worth employers shed 25,000 jobs in the trailing 12 months ended August 2003, due to continued weakness in the transportation, information-telecommunication, and manufacturing industries. On the supply side, permit activity remains fairly strong with 12,353 new units authorized for the year ending August 2003.

     ATLANTA rental revenue declined 0.9% compared to third quarter 2002, driven by a 5.0% decline in collected rent per occupied unit and a strong 4.1% increase in occupancy. On a sequential basis, rental revenue increased by 1.8% compared to the second quarter on the strength of the occupancy gain, which was up 3.3%. The increase was limited by a decrease in collected rent per occupied unit of 1.8%. The challenge in Atlanta remains absorption of new supply, with 11,536 units permitted for the year ending August 2003, which represents a 3.2% increase to the existing apartment stock. Good news in Atlanta is that annualized permits have fallen by 20.3% versus the same period of a year ago, and job growth has turned positive. Annual job growth as of August 2003 was 42,600 compared to 21,700 lost jobs in for the same period a year ago.

     AUSTIN rental revenue declined 7.2% compared to the third quarter of 2002 due to a decrease in collected rent per occupied unit of 7.6%, as occupancy increased slightly year over year, by 0.5%. On a sequential basis compared to the second quarter, rental revenue fell by 1.0% despite an increase in occupancy of 2.0% as collected rent per occupied unit continued to fall, decreasing by 3.2%. Austin continues to struggle with absorption as approximately 10,000 new units have been completed in the past twelve months. Fortunately, permit activity continues to trend down as 2,291 permits were issued for the year ending August 2003, a decrease of 62% from the same period a year ago. Sustainable job growth continues in the region as 6,400 jobs were added in the previous twelve months as of August 2003.

     HOUSTON rental revenue declined by 2.7% in the third quarter of 2003 compared to the third quarter of 2002. Collected rent per occupied unit fell 4.1% from the same period a year earlier, which was partially offset by an increase in occupancy of 1.4%. On a sequential basis, rental revenue increased by 2.4% over the previous quarter mainly due to a 3.6% increase in occupancy. Offsetting the increase in occupancy, however, was a 1.4% decrease in collected rent per occupied unit from the second quarter of 2003. Houston continues to be faced with challenging supply and demand fundamentals in the near term. Permit activity has increased dramatically as 14,932 permits (3.3% of existing stock) were issued for the 12 months ended August 2003, an increase of 67% over last August. On the demand side, Houston has lost 8,200 jobs for the twelve months ended August 2003.

     INDIANAPOLIS rental revenue for the third quarter of 2003 grew by 0.6% compared to the same quarter a year ago as a result of an increase in occupancy. Occupancy increased by 1.4% to 94.0%, and collected rents per occupied unit were down slightly by 0.9%. Sequentially, rental revenue grew 2.2% from the previous period on the strength of stable rents and improving occupancy, both of which increased by 2.8% from the second quarter. Demand and supply fundamentals in Indianapolis continue to be a concern. The BLS reported a loss of 19,600 jobs, or a negative 2.2% growth rate for the twelve months ended August 2003. In addition, 2,678 multifamily permits have been authorized over the past 12 months, a 12.9% decrease from the same period a year ago, but a 2.2% increase to the existing apartment stock.

     KANSAS CITY rental revenue declined 0.8% compared to the same period of a year ago due to a decrease of 1.9% collected rent per occupied unit. This decrease was offset by an increase in occupancy of 1.1%.
Sequentially, rental revenue increased 1.4%, driven by improving occupancy that was up 2.6% compared to the second quarter, while collected rent per occupied unit fell by 1.4%. Demand fundamentals in Kansas City continue to challenge property operations, as exhibited by job growth figures - for the year ending August 2003, the Kansas City metro area lost 4,400 jobs, a negative 0.5% rate, following a loss of 23,800 jobs for the same period a year ago. In addition, multifamily permits have trended up over the past year. For the twelve months ended August 2003 authorized permits totaled 2,453 units, a 28.9% increase over the same period a year ago, and representing a 2.0% increase to the existing apartment stock.

     CHICAGO rental revenue declined 2.1% compared to the same quarter a year ago, driven entirely by a 4.1% decrease in collected rent per occupied unit and an increase in occupancy of 2.0% to 94.0%. Sequentially rental revenue was down slightly, 0.1% compared to the second quarter. Occupancy again improved for the second consecutive quarter, up 1.8%. While occupancy was increasing, collected rent per occupied unit continued to trend downward, dropping 2.1% in the third quarter compared to last quarter. The continued loss of employment in this market as noted above continues to depress apartment demand and put downward pressure on rental rates. On the supply side, the Chicago metro issued permits for 9,550 new multifamily units (virtually all of which are "for sale" housing), representing 1.4% of existing apartment stock for the twelve months ended August 2003, an 8% decrease from the same period a year ago.

     DENVER rental revenue on a year over year basis fell 4.6% due to continued weakness in the market, which pushed collected rent per occupied unit down 8.3% over the same period last year. Occupancy, however, improved by 5.1%, which helped limit the decline in rental revenue. On a sequential basis, rental revenue declined 0.5% from the second quarter due to further deterioration of collected rents per occupied unit, which fell 4.1%. The decline in rental revenue was limited by a 3.4% improvement in occupancy during the period. The Denver/Boulder metro continues to display weak demand/supply fundamentals driven by negative job growth and delivery of significant new supply. For the 12 months ended August 2003, the metro experienced a loss of 23,600 jobs, a negative 1.8% growth rate. On a positive note, for the 12 months ended August 2003, authorized permits totaled 5,461 units, a 30.9% decrease over the same period a year ago.


OTHER COMMUNITY REVENUE

     Includes non-rental income items such as revenue from parking garages and carports, laundry facilities, washer/dryer rentals, phone and cable, vending, application fees, late fees, termination fees, month-to-month fees, pet charges and other such items.


TOTAL RENTAL COSTS PER SAME STORE APARTMENT HOME

     The following summarizes the combined cost of rental expenses and capital expenditures (excluding acquisition capital expenditures, as described below) per apartment home for the Company's Same Store wholly-owned and partnership communities, at 100% (excluding Communities acquired/contributed to partnerships), for the nine months ended September 30, 2003 and 2002:

                          Nine Months Ended September 30, 2003
                  ---------------------------------------------------
                     Wholly-owned  Partnership             Per Unit
                      Communities  Communities   Total   (annualized)
                     ------------  ----------- --------- ------------
Community rental
  expenses. . . . . .   $ 32,674       36,999     69,673       4,043
Capital expenditures.      2,735        2,406      5,141         298
                        ========     ========   ========    ========
Number of Same Store
  apartment homes . .     11,339       11,637     22,976
                        ========     ========   ========
Number of Same Store
  communities . . . .         29           30         59
                        ========     ========   ========

                          Nine Months Ended September 30, 2002
                  ---------------------------------------------------
                     Wholly-owned  Partnership             Per Unit
                      Communities  Communities   Total   (annualized)
                     ------------  ----------- --------- ------------
Community rental
  expenses. . . . . .   $ 32,061       36,543     68,604       3,981
Capital expenditures.      3,006        1,870      4,876         283
                        ========     ========   ========    ========
Number of Same Store
  apartment homes . .     11,339       11,637     22,976
                        ========     ========   ========
Number of Same Store
  communities . . . .         29           30         59
                        ========     ========   ========

SAME STORE RENTAL EXPENSES

     The following shows detail of rental expenses for the Company's Same Store wholly-owned and partnership communities, at 100%, for the nine months ended September 30, 2003 and 2002:
                                                        Per Unit
                               Nine Months Ended      (annualized)
                              ------------------- -------------------
                                 2003      2002      2003      2002
                               --------  --------  --------  --------
RENTAL EXPENSES
 Personnel. . . . . . . . . .  $ 16,489    15,746       957       914
 Advertising and promotion. .     3,406     3,488       198       202
 Utilities. . . . . . . . . .     5,104     4,701       296       273
 Building repairs and
  maintenance and contract
  services. . . . . . . . . .     8,545     7,674       496       445
 Landscaping and grounds
  maintenance . . . . . . . .     3,408     3,338       198       194
 Real estate taxes. . . . . .    22,100    23,070     1,282     1,339
 Insurance. . . . . . . . . .     2,947     2,764       171       160
 Property management fees . .     5,992     6,033       348       350
 Other rental expenses. . . .     1,682     1,790        97       104
                               --------  --------   -------   -------
    Total . . . . . . . . . .  $ 69,673    68,604     4,043     3,981
                               ========  ========   =======   =======

     The following provides additional detail for certain of the above expenditures for the nine months ended September 30, 2003 and 2002. Note that actual expenses in some categories for the full year ended
December 31, 2003 and 2002 will be different than the annualized per unit amounts shown due to seasonal effects.
                                                        Per Unit
                               Nine Months Ended      (annualized)
                              ------------------- -------------------
                                 2003      2002      2003      2002
                               --------  --------  --------  --------
BUILDING REPAIRS AND MAINTENANCE
 Painting . . . . . . . . . .  $  2,301     2,133       133       124
 Carpet, vinyl, wallpaper
  and mini-blinds . . . . . .     1,321     1,275        77        74
 Carpentry, glass and
  hardware. . . . . . . . . .       510       417        30        24
 HVAC, plumbing and
  electrical. . . . . . . . .       766       684        44        40
 Appliances . . . . . . . . .       226       166        13         9
 Parking lots and amenity
  areas . . . . . . . . . . .       786       570        46        33
 Other repairs and
  maintenance . . . . . . . .       955       754        55        44
                               --------  --------  --------  --------
   Total. . . . . . . . . . .     6,865     5,999       398       348
                               --------  --------  --------  --------

CONTRACT SERVICES
 Property monitoring services       510       458        30        26
 Rubbish collection and
  cleaning services . . . . .       779       848        45        49
 Snow removal . . . . . . . .       165       114        10         7
 Pest control and other
  services. . . . . . . . . .       226       255        13        15
                               --------  --------  --------  --------
   Total. . . . . . . . . . .     1,680     1,675        98        97
                               --------  --------  --------  --------
   Total building repairs
     and maintenance and
     services . . . . . . . .  $  8,545     7,674       496       445
                               ========  ========  ========  ========

                                                        Per Unit
                               Nine Months Ended      (annualized)
                              ------------------- -------------------
                                 2003      2002      2003      2002
                               --------  --------  --------  --------
LANDSCAPING AND
 GROUND MAINTENANCE
 Lawn maintenance . . . . . .  $  2,666     2,729       155       159
 All other. . . . . . . . . .       742       609        43        35
                               --------  --------  --------  --------
    Total . . . . . . . . . .  $  3,408     3,338       198       194
                               ========  ========  ========  ========


CAPITAL EXPENDITURES

Operating Capital Expenditures

     Capital expenditures are those made for assets having a useful life in excess of one year and include replacements, including carpeting and appliances, and betterments, such as unit upgrades, enclosed parking facilities and similar items.

     In general, the Company expenses any expenditure less than $2.5. The following summarizes capital expenditures incurred in connection with the Company's portfolio of Same Store wholly-owned and partnership communities, at 100% (excluding Communities acquired/contributed to partnerships), for the nine months ended September 30, 2003 and 2002.

                         Nine Months Ended September 30, 2003
                  ---------------------------------------------------
                     Wholly-owned Partnership              Per Unit
                      Communities Communities    Total   (annualized)
                     ------------------------- ----------------------
CAPITAL EXPENDITURES
 Carpet . . . . . . .    $ 1,525        1,246      2,771         161
 Land and building
  improvements. . . .        581          488      1,069          62
 HVAC and maintenance
  equipment . . . . .        304          272        576          33
 Major appliances
  and furniture,
  fixtures and
  equipment . . . . .        232          102        334          19
 Other. . . . . . . .         93          298        391          23
                        --------     --------   --------     -------
    Total . . . . . .   $  2,735        2,406      5,141         298
                        ========     ========   ========     =======

                         Nine Months Ended September 30, 2002
                  ---------------------------------------------------
                     Wholly-owned Partnership              Per Unit
                      Communities Communities    Total   (annualized)
                     ------------------------- ----------------------
CAPITAL EXPENDITURES
 Carpet . . . . . . .   $  1,522        1,313      2,835         165
 Land and building
  improvements. . . .        909          193      1,102          64
 HVAC and maintenance
  equipment . . . . .        259          162        421          24
 Major appliances
  and furniture,
  fixtures and
  equipment . . . . .        218          106        324          19
 Other. . . . . . . .         98           96        194          11
                        --------     --------   --------     -------
    Total . . . . . .   $  3,006        1,870      4,876         283
                        ========     ========   ========     =======


Acquisition Capital Expenditures

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

     The following summarizes capital expenditures incurred in connection with upgrading or improving newly acquired wholly-owned and partnership communities, at 100%, for the nine months ended September 30, 2003 and 2002:
                               Nine Months Ended September 30, 2003
                             ----------------------------------------
                                Wholly-owned  Partnership
                                 Communities  Communities    Total
                                ------------  -----------  ----------

Land and building improve-
 ments. . . . . . . . . . . .      $     87          203         290
HVAC and maintenance equipment           32           15          47
Other . . . . . . . . . . . .            40          100         140
                                   --------     --------    --------
                                   $    159          318         477
                                   ========     ========    ========

                               Nine Months Ended September 30, 2002
                             ----------------------------------------
                                Wholly-owned  Partnership
                                 Communities  Communities    Total
                                ------------  -----------  ---------

Land and building improvements     $    240           57         297
HVAC and maintenance equipment           48            4          52
Other . . . . . . . . . . . .            90           80         170
                                   --------     --------    --------
                                   $    378          141         519
                                   ========     ========    ========

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2003 TO THREE MONTHS ENDED SEPTEMBER 30, 2002.

     Income from continuing operations before share of gains on sales of rental communities, impairment of an investment in a partnership and minority interest decreased to $4,740 for the three months ended September 30, 2003 from $5,271 for the three months ended September 30, 2002. This decrease in income was primarily attributable to higher rental expenses and depreciation which was offset substantially by higher total revenue.

     The following table shows comparative condensed results of operations for the three months ended September 30, 2003 and 2002:

                                   Three Months Ended
                                      September 30,
                                  ---------------------    Increase
                                     2003        2002     (Decrease)
                                   --------    --------   ---------

Community revenue . . . . . . . .  $ 30,293      26,498       3,795
Other income. . . . . . . . . . .     3,438       2,985         453
                                   --------    --------     -------
    Total revenue . . . . . . . .    33,731      29,483       4,248
                                   --------    --------     -------

Community rental expenses . . . .    13,837      11,672       2,165
Interest expense and amortiza-
  tion of financing costs . . . .     6,537       6,235         302
Depreciation. . . . . . . . . . .     7,012       5,167       1,845
General and administrative. . . .     1,605       1,138         467
                                   --------    --------     -------
    Total expenses. . . . . . . .    28,991      24,212       4,779
                                   --------    --------     -------
Income from continuing operations
  before share of gains on sales
  of a partnership's rental
  communities . . . . . . . . . .     4,740       5,271        (531)
Gains on sales of rental
  communities . . . . . . . . . .     1,959         678       1,281
                                    -------    --------     -------
Income from continuing operations
  before of minority interest . .     6,699       5,949         750
Minority interest . . . . . . . .       764         674          90
                                    -------    --------     -------
Income from continuing
  operations. . . . . . . . . . .     5,935       5,275         660
                                    -------    --------     -------

Income from discontinued
  operations, net of minority
  interest. . . . . . . . . . . .     --            550        (550)
Gain on sale of discontinued
  operations, net of minority
  interest. . . . . . . . . . . .     --         11,827     (11,827)
                                    -------    --------     -------
Income from discontinued
  operations, net of minority
  interest. . . . . . . . . . . .     --         12,377     (12,377)
                                    -------    --------     -------
Net income. . . . . . . . . . . .   $ 5,935      17,652     (11,717)
                                    =======    ========     =======

     Total community revenue increased by $3,795, or 14.3%. This increase was primarily from the two communities acquired during 2002 and six communities acquired by purchase of our partners' interests in 2003. On a same community basis, total community revenue decreased by $575, or 2.2% and NOI decreased by $1,071, or 7.3%. A combination of an over-supply of rental apartments in the Company's markets, coupled with a general business slow-down has contributed to overall decline in same store collected revenue.

     Other income increased by $453, or 15.2%, primarily due to higher income from the Service Companies, offset in part by lower share of income from partnerships. Income from the Service Companies increased by $649, or 811.3%, primarily due to a $1,913 gain on sale of a rental community built for sale. The increase was offset by lower general contractor revenue. Income from partnerships decreased by $260, or 16.6%, partially as a result of the sale to AMLI of co-investment partners' equity interests in six communities. On a same community basis, total community revenue decreased by $427, or 1.4%, and NOI decreased by $412, or 2.2%.

     Community rental expenses increased by $2,165, or 18.5%. This increase was principally due to increases in exterior painting, personnel costs, property insurance and real estate tax expense as a result of the purchase of our partners' interests in six partnerships in 2003. On a same community basis, community rental expenses increased by $496, or 4.4%.

     Interest expense, including amortization of financing costs, net of the amounts capitalized, increased to $6,537 from $6,235, or 4.8%. The increase was primarily due to the loans assumed by AMLI upon purchase of our partners' interests in AMLI at Verandah and AMLI at Regents Crest. In addition, borrowings from our line of credit increased to fund our acquisition activities.

     General and administrative expenses increased by $467, or 41%. The increase was due primarily to higher compensation costs, increased accounting fees and public company costs.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2003 TO NINE MONTHS ENDED SEPTEMBER 30, 2002.

     Income from continuing operations before share of gains on sales of rental communities, impairment of an investment in a partnership and minority interest decreased to $13,137 for the nine months ended September 30, 2003 from $18,708 for the nine months ended September 30, 2002 which was primarily attributable to higher rental expenses and depreciation. Depreciation increased substantially as a result of an allocation of acquisition costs to existing leases which is depreciated over a shorter period of time. The increase in rental expenses was offset in part by an increase in total revenue.

     The following table shows comparative condensed results of rental operations for the nine months ended September 30, 2003 and 2002:

                                     Nine Months Ended
                                       September 30,
                                  ---------------------    Increase
                                     2003        2002     (Decrease)
                                   --------    --------   ---------
Community revenue . . . . . . . .  $ 84,857      79,700       5,157
Other income. . . . . . . . . . .     7,425       9,309      (1,884)
                                   --------    --------     -------
    Total revenue . . . . . . . .    92,282      89,009       3,273
                                   --------    --------     -------
Community rental expenses . . . .    37,132      32,670       4,462
Interest expense and amortiza-
  tion of financing costs . . . .    19,282      18,423         859
Depreciation. . . . . . . . . . .    18,076      15,317       2,759
General and administrative. . . .     4,655       3,891         764
                                   --------    --------     -------
    Total expenses. . . . . . . .    79,145      70,301       8,844
                                   --------    --------     -------

                                     Nine Months Ended
                                       September 30,
                                  ---------------------    Increase
                                     2003        2002     (Decrease)
                                   --------    --------   ---------
Income from continuing operations
  before share of gains on sales
  of rental communities . . . . .    13,137      18,708      (5,571)
Gains on sales of a partnership's
  rental communities. . . . . . .     1,959       1,283         676
Impairment of an investment in
  a partnership . . . . . . . . .    (1,191)      --         (1,191)
                                    -------    --------     -------
Income from continuing
  operations before minority
  interest. . . . . . . . . . . .    13,905      19,991      (6,086)
Minority interest . . . . . . . .     1,334       2,366      (1,032)
                                    -------    --------     -------
Income from continuing
  operations. . . . . . . . . . .    12,571      17,625      (5,054)
                                    -------    --------     -------
Income from discontinued
  operations, net of minority
  interest. . . . . . . . . . . .     --          2,151      (2,151)
Gain on sale of discontinued
  operations, net of minority
  interest. . . . . . . . . . . .     --         11,827     (11,827)
                                    -------    --------     -------
Income from discontinued
  operations, net of minority
  interest. . . . . . . . . . . .     --         13,978     (13,978)
                                    -------    --------     -------
Net income. . . . . . . . . . . .   $12,571      31,603     (19,032)
                                    =======    ========     =======

     Total community revenue increased by $5,157, or 6.5%. This increase was primarily from the two communities acquired during 2002 and six communities acquired by purchase of our partners' interests in 2003. In addition, leasing commenced on 322 apartment homes developed by the Company, which is substantially completed as of September 30, 2003. On a same community basis, total community revenue decreased by $3,800, or 4.8%, and NOI decreased by $4,412, or 9.4%. A combination of an over-supply of rental apartments in the Company's markets, particularly in Texas, coupled with a general business slow-down has contributed to overall decline in same store collected revenue.

     Other income decreased by $1,884, or 20.2%, primarily due to lower income from partnerships, lower development fees earned from partnerships offset in part by higher income from the Service Companies. Income from partnerships decreased by $1,618, or 27.6%. This decrease was a result of the sales of six communities to AMLI and another community to a third party during 2003 and three communities to third parties in 2002 and the decline in general economic conditions. The decrease in income was offset in part by the acquisition of two stabilized communities through two new co-investment partnerships and stabilization of 1,614 units in five communities under development in 2003 and 2002. On a same community basis, total community revenue decreased by $2,543, or 2.7%, and NOI decreased by $2,999, or 5.3%.

     Community rental expenses increased by $4,462, or 13.7%. This increase was principally due to increases in painting, carpet repairs, snow removal, safety services, apartment cleaning, personnel expenses, real estate tax and property insurance expenses. These increases were a result of the acquisition of two communities in 2002 and the purchase of our partners' interests in six partnerships in 2003. On a same community basis, community rental expenses increased by $612, or 1.9%.

     Interest expense, including amortization of financing costs, net of the amounts capitalized, increased to $19,282 from $18,423, or 4.7%. The increase was primarily due to increased borrowings from the unsecured line of credit to fund AMLI's acquistion activies and a Service Company's wholly-owned development costs. In addition, AMLI assumed two loans upon purchase of our partners' interests in AMLI at Verandah and AMLI at Regents Crest.

     General and administrative expenses increased by $764, or 19.6%. The increase was due primarily to higher compensation costs and increased accounting fees.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2003, the Company had $6,090 in cash and cash equivalents and $36,000 in availability under its $200,000 unsecured line of credit. This line of credit was expanded by $40,000 to $240,000 on November 3, 2003. Borrowings under the line of credit bear interest at a rate of LIBOR plus 1.00%. The Company has fixed the base rate on up to $45,000 of borrowings on its line of credit at an average rate of 4.47% plus 1.00% under interest rate swap contracts expiring in April 2009, and has paid $927 to limit the base rate of an additional $15,000 of borrowings to 4.0%. Interest rate swaps that fixed the interest rate on an additional $25,000 at 6.42% expire in September and October 2004.

     At September 30, 2003, seventeen of the Company's wholly-owned stabilized communities are unencumbered.

     Net cash flows provided by operating activities for the nine months ended September 30, 2003 were $47,255 compared to $46,359 for the nine months ended September 30, 2002. The increase was primarily due to an increase in rental revenue offset in part by increase in rental expenses and lower income from partnerships.

     Cash flows used in investing activities for the nine months ended September 30, 2003 increased to $142,651 from $7,676 for the nine months ended September 30, 2002. The increase is primarily due to the acquisition of our partners' interests in six co-investment partnerships that AMLI did not already own.

     Net cash flows provided by financing activities for the nine months ended September 30, 2003 was $95,448 compared to $40,936 cash flows used for the nine months ended September 30, 2002. This change resulted from the Company's higher borrowings in 2003 to fund acquisitions compared to 2002. In addition, during the third quarter of 2003, the Company closed on an equity offering of 2,415,000 shares of its common stock issued to the public at $24.40 per share. Net proceeds from the offering were approximately $58,000.

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

FUNDS FROM OPERATIONS

     Funds from operations ("FFO") is defined as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciable operating properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships, joint ventures and other affiliates. Adjustments for unconsolidated partnerships, joint ventures and other affiliates are calculated to reflect FFO on the same basis. FFO does not represent cash flows from operations, as defined by GAAP; is not indicative that cash flows are adequate to fund all cash needs; and is not to be considered an alternative to net income or any other GAAP measure as a measurement of the results of the Company's operations or the Company's cash flows or liquidity as defined by GAAP.

     FFO is widely accepted in measuring the performance of equity REITs. An understanding of the Company's FFO will enhance the reader's comprehension of the Company's results of operations and cash flows as presented in the financial statements and data included elsewhere herein.

     FFO for the nine months ended September 30, 2003 and 2002 is summarized as follows:

                                                    September 30,
                                             ------------------------
                                                 2003         2002
                                              ----------   ----------
     Net income . . . . . . . . . . . . . . . $   12,571       31,603
     Income from discontinued operations,
       net of minority interest . . . . . . .      --          (2,151)
     Gain on disposition of discontinued
       operations, net of minority interest .      --         (11,827)
     Minority interest. . . . . . . . . . . .      1,334        2,366
                                              ----------   ----------

                                                    September 30,
                                             ------------------------
                                                 2003         2002
                                              ----------   ----------
     Income from continuing operations
       before minority interest . . . . . . .     13,905       19,991
     Income from discontinued operations
       before minority interest . . . . . . .      --           2,589
     Depreciation (1) . . . . . . . . . . . .     18,076       16,040
     Share of partnerships' depreciation. . .      9,168        8,902
     Share of gains on sales of partnership
       communities. . . . . . . . . . . . . .     (1,959)      (1,283)
                                              ----------   ----------
     FFO (2). . . . . . . . . . . . . . . . . $   39,190       46,239
                                              ==========   ==========
     Weighted average shares and units
       including dilutive shares. . . . . . . 24,963,086   25,920,811
                                              ==========   ==========

     (1) Includes discontinued operations of $723 for the nine months ended September 30, 2002.

     (2) Non-cash impairment loss of $1,191 recorded as a charge against net income in the six month period ended June 30, 2003 had previously not been recorded as a charge against FFO. As a result of recent guidance from the Securities and Exchange Commission, FFO for the nine months ended September 30, 2003 has been revised to include this charge.

     The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities and repayment of loans for construction, development and acquisition activities through the issuance of long-term secured and unsecured debt and additional equity securities of the Company or OP Units or through sales of assets.

COMPANY INDEBTEDNESS

     The Company's debt as of September 30, 2003 includes $300,322 which is secured by first mortgages on eighteen of the wholly-owned communities and is summarized as follows:
                          SUMMARY DEBT TABLE
                          ------------------

Type of              Weighted Average         Outstanding   Percent
Indebtedness           Interest Rate            Balance     of Total
------------         ----------------         -----------   --------
Fixed-Rate
Mortgages                  7.1%                 $300,322      57.5%

Tax-Exempt        Tax-Exempt Rate + 1.43%         50,250       9.6%
Bonds (1)         Tax-Exempt Rate + 1.26%

Lines of
Credit (2)             LIBOR + 1.00%             164,000      31.4%

Other (3)                  2.1%                    8,100       1.5%
                                                --------     ------
     Total                                      $522,672     100.0%
                                                ========     ======
--------------------

(1) The tax-exempt bonds bear interest at a variable tax-exempt rate that is adjusted weekly based on the re-marketing of these bonds (1.00% for AMLI at Spring Creek and for 0.95% AMLI at Poplar Creek at October 22, 2003). The AMLI at Spring Creek bonds mature on
     October 1, 2024 and the related credit enhancement expires on October 15, 2004. The AMLI at Poplar Creek bonds mature on
     February 1, 2024 and the related credit enhancement expires on December 18, 2004.

(2) Amounts borrowed under lines of credit are due in 2006. The interest rate on $85,000 has been fixed or limited pursuant to interest rate swap and cap contracts.

(3) Excess cash balances of the partnerships invested with AMLI at AMLI's borrowing rate under its unsecured line of credit, less 37.5 basis points to cover costs of administration. The average interest rate for the nine months ended September 30, 2003 was 2.03%.


INFLATION

     Inflation has been low for the past several years. Virtually all apartment leases at the wholly-owned and partnership communities are for six or twelve months' duration. Absent other market influences, this enables the Company to pass along inflationary increases in its rental expenses on a timely basis. Because the Company's community rental expenses (exclusive of depreciation and amortization) are approximately 43.8% of rental and other revenue for the nine months ended September 30, 2003, increased inflation typically results in comparable increases in income before interest and general and administrative expenses. However, since 2002, the increases in costs and expenses combined with decreases in income resulted in decreased income before interest and general and administrative expenses. It appears likely that this trend will continue through 2003.

     An increase in general price levels may be accompanied by an increase in interest rates. Most recently, although short-term rates have remained low, the ten-year Treasury rate has increased to approximately 4.4% from its recent low of 3.1% on June 13, 2003. At September 30, 2003, the Company's exposure to rising interest rates (including the Company's proportionate share of its partnerships' interest expense) was mitigated by the existing debt level of approximately 42.5% of the Company's total market capitalization (50.9% including the Company's share of partnerships' debt), the high percentage of intermediate-term fixed-rate debt (57.5% of total debt), and the use of interest rate swaps and caps to effectively fix or limit the interest rate on $15,000 of floating-rate borrowings through September 2004, on $10,000 through October 2004 and $60,000 through April 2009 (16.9% of total debt).

DISCONTINUED OPERATIONS

     There was no community sold or held for sale during the nine months ended September 30, 2003. Two rental communities were sold in 2002 (no interest expense has been allocated to discontinued operations); condensed financial information of the results of operations for these communities for the nine months ended September 30, 2002 is as follows:

Total community revenue . . . . . . . . . . . . . .  $ 5,690
                                                     -------
Community operating expenses. . . . . . . . . . . .    2,378
Depreciation expense. . . . . . . . . . . . . . . .      723
                                                     -------
Total expenses. . . . . . . . . . . . . . . . . . .    3,101
                                                     -------

Income from discontinued operations before
  minority interest . . . . . . . . . . . . . . . .    2,589

Minority interest . . . . . . . . . . . . . . . . .      438
                                                     -------
Income from discontinued operations,
  net of minority interest. . . . . . . . . . . . .    2,151

Gain on disposition of a rental community held
  for sale, net of minority interest. . . . . . . .   11,827
                                                     -------

Income from discontinued operations . . . . . . . .  $13,978
                                                     =======


OTHER MATTERS

     Derivative instruments reported as liabilities on the Consolidated Balance Sheets totaled $2,667 and $2,379 as of September 30, 2003 and December 31, 2002, respectively, a $288 increase. The derivative instruments reported on the Consolidated Balance Sheets as Accumulated other comprehensive income (loss), which are gains and losses not affecting retained earnings in the Consolidated Statement of Shareholders' Equity, totaled $3,469 and $3,283 as of September 30, 2003 and December 31, 2002, respectively, a $186 increase. The adjustments to the Shareholders' equity include $1,208 and $1,491 of the Company's share of Other comprehensive loss of two co-investment partnerships as of September 30, 2003 and December 31, 2002, respectively. In addition, the unamortized deferred gain of $393 and $507 from a Treasury lock contract was included in Other comprehensive income adjustments as of September 30, 2003 and December 31, 2002, respectively.

     As of September 30, 2003, $668 of unamortized goodwill (of $3,300 total incurred upon completion of a 1997 acquisition) is included in the accounts of the Service Company's consolidated subsidiary. The Company has tested this goodwill and no impairment existed at September 30, 2003. In addition, as of December 31, 2002, the Company allocated $434 (of the acquisition cost of the Service Company subsidiaries' controlling interests not already owned) to the cost of property management contracts, which the Company is amortizing over a five-year period.

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

     AMLI acquires and develops multifamily communities in co-investment joint ventures with partners, primarily institutional investors such as insurance companies, endowments, foundations, and public and corporate pension funds. AMLI's ownership interests in these unconsolidated partnerships range from 10% to 75%. As of December 31, 2002, 53 partnerships have been formed and one was entered into by the Company during the nine months ended September 30, 2003. Through September 30, 2003 seven partnerships have been terminated as a result of asset dispositions.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to interest rate changes primarily because of its floating-rate line of credit, which is used to maintain liquidity and fund capital expenditures and expansion of the Company's real estate investment portfolio and operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and Treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes. Since December 31, 2000, the Company has reduced its exposure to risks associated with interest rate changes and has significantly extended the average maturities of its fixed-rate debt portfolio by refinancing $140,000 in borrowings under its floating-rate line of credit with a ten-year secured 6.56% fixed interest rate loan.

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

                                                  OCCUPANCY

     The following is a listing of approximate physical occupancy levels at the end of each quarter for the
Company's wholly-owned and partnership communities:

                                                             2003                      2002
Location/Community           Company's   Number   ----------------------------------------------------
------------------          Percentage     of        at    at     at     at    at     at    at     at
Wholly-owned Communities     Ownership    Units    12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
------------------------    ----------   -------   ----- -----  -----  ----- -----  ----------- ------

Dallas/Ft. Worth, TX
 AMLI:
   at Bent Tree . . . . . . .  100%        500             91%    94%    88%   88%    87%   93%    94%
   at Bishop's Gate . . . . .  100%        266             94%    93%    88%   89%    91%   93%    95%
   at Chase Oaks. . . . . . .  100%        250             90%    95%    93%   85%    88%   87%    97%
   at Gleneagles. . . . . . .   N/A        N/A             N/A    N/A    N/A   N/A    N/A   90%    92%
   on the Green . . . . . . .  100%        424             93%    94%    90%   90%    95%   90%    90%
   at Nantucket . . . . . . .  100%        312             91%    87%    94%   91%    85%   93%    94%
   of North Dallas. . . . . .  100%      1,032             92%    94%    88%   85%    87%   91%    92%
   at Stonebridge Ranch . . .  100%        250             94%    90%    88%   72%    80%   88%    90%
   at Shadow Ridge. . . . . .  100%        222             95%    86%    83%   82%    93%   87%    89%
   at Valley Ranch. . . . . .  100%        460             93%    94%    90%   89%    90%   84%    89%
   Upper West Side. . . . . .  100%        194             96%    91%    94%   95%    96%   94%    N/A
   7th Street Station . . . .  100%        189             92%    93%    87%   92%    N/A   N/A    N/A
   at Verandah. . . . . . . .  100%        538             94%    94%    92%   N/A    N/A   N/A    N/A
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         4,637             93%    93%    89%   87%    90%   90%    92%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----

Austin, TX
 AMLI:
   in Great Hills . . . . . .  100%        344             95%    94%    90%   90%    92%   91%    89%
   at Lantana Ridge . . . . .  100%        354             97%    92%    88%   89%    91%   93%    90%
   at StoneHollow . . . . . .  100%        606             93%    94%    93%   93%    95%   94%    93%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,304             94%    93%    91%   91%    93%   93%    91%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----

Houston, TX
 AMLI:
   at the Medical Center. . .  100%        334             95%    90%    86%   88%    94%   97%    94%
   at Western Ridge . . . . .   N/A        N/A             N/A    N/A    N/A   N/A    92%   94%    94%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                           334             95%    90%    86%   88%    93%   95%    94%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----




                                                             2003                      2002
                          Company's     Number    ----------------------------------------------------
                         Percentage         of       at    at     at     at    at     at    at     at
Location/Community        Ownership      Units     12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
------------------       ----------    -------     ----- -----  -----  ----- -----  ----------- ------

Atlanta, GA
 AMLI:
   at Clairmont . . . . . . .  100%        288             96%    93%    92%   89%    92%   89%    94%
   at Killian Creek . . . . .  100%        256             97%    95%    89%   91%    92%   93%    95%
   at Park Creek. . . . . . .  100%        200             97%    94%    87%   90%    91%   95%    83%
   at Towne Creek . . . . . .  100%        150             97%    95%    86%   86%    81%   90%    93%
   on Spring Creek. . . . . .  100%      1,180             92%    90%    86%   90%    88%   87%    90%
   at Vinings . . . . . . . .  100%        360             93%    88%    89%   89%    91%   93%    93%
   at West Paces. . . . . . .   100%       337             96%    89%    94%   94%    95%   88%    91%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         2,771             94%    91%    88%   90%    90%   89%    91%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----

Kansas City, KS
 AMLI:
   at Centennial Park . . . .  100%        170             92%    93%    91%   87%    91%   92%    89%
   at Lexington Farms . . . .  100%        404             93%    92%    91%   92%    91%   93%    92%
   at Regents Center. . . . .  100%        424             93%    95%    90%   91%    91%   94%    89%
   at Town Center . . . . . .  100%        156             93%    91%    87%   94%    91%   92%    94%
   at Regents Crest . . . . .  100%        476             91%    N/A    N/A   N/A    N/A   N/A    N/A
   Creekside. . . . . . . . .  100%        224             95%    N/A    N/A   N/A    N/A   N/A    N/A
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,854             93%    93%    90%   91%    91%   93%    91%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----

Indianapolis, IN
 AMLI:
   at Conner Farms. . . . . .  100%        300             91%    91%    87%   87%    88%   92%    90%
   at Eagle Creek . . . . . .  100%        240             93%    94%    88%   90%    96%   93%    93%
   at Riverbend . . . . . . .  100%        996             96%    93%    88%   91%    93%   94%    94%
   on Spring Mill . . . . . .  100%        400             87%    N/A    N/A   N/A    N/A   N/A    N/A
   at Castle Creek. . . . . .  100%        276             95%    N/A    N/A   N/A    N/A   N/A    N/A
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         2,212             93%    93%    88%   90%    92%   93%    93%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----

Chicago, IL
 AMLI:
   at Poplar Creek. . . . . .  100%        196             87%    92%    95%   88%    91%   95%    94%
   at Oakhurst North. . . . .  100%        464             97%    N/A    N/A   N/A    N/A   N/A    N/A
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                           660             94%    92%    95%   88%    91%   95%    94%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----




                                                             2003                      2002
                          Company's     Number    ----------------------------------------------------
                         Percentage         of       at    at     at     at    at     at    at     at
Location/Community        Ownership      Units     12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
------------------       ----------    -------     ----- -----  -----  ----- -----  ----------- ------

Denver, CO
 AMLI:
   at Gateway Park. . . . . .  100%        328             94%    88%    88%   92%    92%   90%    89%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----

Total wholly-owned
  communities . . . . . . . .           14,100           93.3%  92.1%  89.1% 89.1%  90.7% 91.2%  91.8%
                                        ======     ===== =====  =====  ===== =====  ===== =====  =====






                                                             2003                      2002
                             Company's   Number   ----------------------------------------------------
                            Percentage     of        at    at     at     at    at     at    at     at
Location/Community           Ownership    Units    12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
------------------          ----------   -------   ----- -----  -----  ----- -----  ----------- ------

Partnership Communities:
-----------------------

Dallas, TX
 AMLI:
   at Deerfield . . . . . . .   25%        240             96%    93%    89%   85%    91%   89%    93%
   at Fossil Creek. . . . . .   25%        384             92%    88%    91%   92%    94%   92%    91%
   at Oak Bend. . . . . . . .   40%        426             91%    84%    92%   88%    91%   91%    92%
   on the Parkway . . . . . .   25%        240             89%    94%    92%   87%    87%   88%    92%
   at Prestonwood Hills . . .   45%        272             92%    93%    92%   89%    94%   92%    93%
   on Timberglen. . . . . . .   40%        260             95%    87%    96%   84%    89%   92%    94%
   at Verandah. . . . . . . .   N/A        N/A             N/A    N/A    N/A   90%    93%   93%    92%
   on Frankford . . . . . . .   45%        582             92%    93%    94%   91%    91%   96%    94%
   at Breckinridge Point. . .   45%        440             94%    92%    92%   92%    91%   94%    90%
   at Bryan Place . . . . . .   48%        420             95%    91%    85%   80%    86%   90%    N/A
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                         3,264             93%    91%    91%   88%    91%   92%    92%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Austin, TX
 AMLI:
   at Wells Branch. . . . . .   25%        576             92%    90%    89%   87%    91%   92%    92%
   at Scofield Ridge. . . . .   45%        487             91%    89%    89%   92%    91%   89%    88%
   at Monterey Oaks . . . . .   25%        430             96%    92%    90%   94%    95%   92%    92%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,493             93%    91%    89%   91%    92%   91%    91%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Houston, TX
 AMLI:
   at Champions Centre. . . .   N/A        N/A             N/A    N/A    N/A   N/A    N/A   N/A    98%
   at Champions Park. . . . .   N/A        N/A             N/A    N/A    N/A   N/A    N/A   N/A    91%
   at Greenwood Forest. . . .   N/A        N/A             N/A    N/A    N/A   N/A    N/A   92%    92%
   Midtown. . . . . . . . . .   45%        419             94%    96%    93%   88%    90%   93%    91%
   Towne Square . . . . . . .   45%        380             93%    94%    91%   89%    89%   95%    90%
                                                                             lease  lease lease  lease
   at Kings Harbor. . . . . .   25%        300             93%    91%    84%   up     up    up     up
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,099             93%    94%    90%   88%    90%   94%    92%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----




                                                             2003                      2002
                             Company's   Number   ----------------------------------------------------
                            Percentage     of        at    at     at     at    at     at    at     at
Location/Community           Ownership    Units    12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
------------------          ----------   -------   ----- -----  -----  ----- -----  ----------- ------

Atlanta, GA
 AMLI:
   at Barrett Lakes . . . . .   35%        446             97%    98%    94%   94%    94%   93%    91%
   at Northwinds. . . . . . .   35%        800             95%    92%    92%   90%    91%   92%    93%
   at River Park. . . . . . .   40%        222             96%    94%    93%   93%    95%   90%    95%
   at Willeo Creek. . . . . .   N/A        N/A             N/A    94%    95%   86%    88%   91%    88%
   at Windward Park . . . . .   45%        328             96%    95%    92%   96%    93%   91%    91%
   at Peachtree City. . . . .   20%        312             93%    92%    95%   90%    89%   86%    86%
   at Lost Mountain . . . . .   75%        164             91%    96%    94%   87%    92%   91%    95%
   at Park Bridge . . . . . .   25%        352             96%    94%    89%   89%    94%   94%    92%
                                                                                                 lease
   at Mill Creek. . . . . . .   25%        400             97%    95%    94%   95%    90%   94%    up
                                                                                    lease lease  lease
   at Kedron Village. . . . .   20%        216             92%    91%    91%   92%    up    up     up
                                                                       lease lease  lease
   at Barrett Walk. . . . . .   25%        290             99%    97%    up    up     up    N/A    N/A
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----
                                         3,530             96%    94%    93%   91%    92%   92%    91%
                                        ------     ----- -----  -----  ----- -----  ----- -----  -----

Kansas City, KS
 AMLI:
   at Regents Crest . . . . .   N/A        N/A             N/A    95%    87%   88%    92%   95%    90%
   Creekside. . . . . . . . .   N/A        N/A             N/A    94%    88%   92%    90%   96%    94%
   at Wynnewood Farms . . . .   25%        232             93%    91%    90%   89%    89%   91%    91%
   at Summit Ridge. . . . . .   25%        432             94%    94%    86%   90%    93%   94%    90%
                                                                       lease lease  lease lease  lease
   at Cambridge Square. . . .   30%        408             93%    92%    up    up     up    up     up
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                         1,072             93%    94%    88%   89%    92%   94%    91%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Indianapolis, IN
 AMLI:
   on Spring Mill . . . . . .   N/A        N/A             N/A    90%    91%   90%    89%   87%    84%
   at Lake Clearwater . . . .   25%        216             90%    90%    91%   88%    91%   91%    92%
   at Castle Creek. . . . . .   N/A        N/A             N/A    91%    84%   89%    92%   95%    89%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                           216             90%    90%    89%   89%    91%   90%    87%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----





                                                             2003                      2002
                             Company's   Number   ----------------------------------------------------
                            Percentage     of        at    at     at     at    at     at    at     at
Location/Community           Ownership    Units    12/31  9/30   6/30   3/31 12/31   9/30  6/30   3/31
------------------          ----------   -------   ----- -----  -----  ----- -----  ----------- ------

Chicago, IL
 AMLI:
   at Chevy Chase . . . . . .   33%        592             93%    92%    90%   91%    93%   94%    93%
   at Danada Farms. . . . . .   10%        600             93%    92%    90%   89%    90%   93%    93%
   at Fox Valley. . . . . . .   25%        272             94%    93%    91%   83%    97%   93%    85%
   at Windbrooke. . . . . . .   15%        236             98%    98%    91%   88%    90%   95%    98%
   at Oakhurst North. . . . .   N/A        N/A             N/A    94%    91%   86%    89%   93%    86%
   at St. Charles . . . . . .   25%        400             95%    93%    88%   87%    89%   89%    88%
   at Osprey Lake . . . . . .   69%        483             89%    91%    88%   81%    86%   90%    93%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                         2,583             93%    93%    89%   87%    90%   92%    91%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Denver, CO
 AMLI:
   at Lowry Estates . . . . .   50%        414             91%    90%    88%   86%    89%   88%    87%
   at Park Meadows. . . . . .   25%        518             91%    89%    73%   76%    80%   81%    N/A
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----
                                           932             91%    90%    79%   80%    84%   84%    87%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Total partnership
  communities . . . . . . . .           14,189           93.4%  92.3%  88.4% 88.5%  90.6% 91.7%  90.9%
                                       -------     ----- -----  -----  ----- -----  ----- -----  -----

Total . . . . . . . . . . . .           28,289           93.4%  92.2%  89.5% 88.7%  90.6% 91.5%  91.3%
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

             99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)   Reports on Form 8-K.

           Current Report on Form 8-K filed on July 29, 2003, to furnish the following as exhibits:

                 1. The Company's press release dated July 29, 2003, announcing the second quarter 2003 operating results and a dividend declaration.

                 2. The Company's second quarter 2003 Supplemental Operating and Financial Data.


           Current Report on Form 8-K filed on August 7, 2003, to file the following as exhibits:

           . Underwriting Agreement dated August 7, 2003 relating to the sale of 2,415,000 of the Company's common shares of beneficial interest

           . First Amendment to the Amended and Restated Bylaws of AMLI Residential Properties Trust

           . $200,000,000 Credit Agreement dated as of May 19, 2003 among AMLI Residential Properties, L.P., as Borrower, AMLI Residential Properties Trust as General Partner, the Lenders, Bank One, NA, as Administrative Agent, Commerzbank AG New York and Grand Cayman Branches, as Co Documentation Agent, Harris Trust and Savings Bank, as Co-Documentation Agent, PNC Bank, National Association, as Co-Documentation Agent and Banc One Capital Markets, Inc., as Lead Arranger and Sole Book Runner.

           .     Fifth Amendment to AMLI Residential Properties Option
                 Plan

           . AMLI Residential Properties Amended Senior Officer Share Acquisition Plan (Incorporated by reference to Exhibit A to the Registrants Definitive Proxy Statement concerning the Registrant's April 28, 2003 Annual Meeting of Shareholders filed on March 21, 2003)

           . AMLI Residential Properties Trust Executive Share Purchase Plan, as amended and restated

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            AMLI RESIDENTIAL PROPERTIES TRUST




Date:  November 13, 2003    By:   /s/ CHARLES C. KRAFT
                                  -----------------------------------
                                  Charles C. Kraft
                                  Principal Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Date:  November 13, 2003    By:   /s/ ALLAN J. SWEET
                                  -----------------------------------
                                  Allan J. Sweet
                                  President and Trustee




Date:  November 13, 2003    By:   /s/ PHILIP N. TAGUE
                                  -----------------------------------
                                  Philip N. Tague
                                  Executive Vice President
                                  and Trustee




Date:  November 13, 2003    By:   /s/ ROBERT J. CHAPMAN
                                  -----------------------------------
                                  Robert J. Chapman
                                  Principal Financial Officer




Date:  November 13, 2003    By:   /s/ CHARLES C. KRAFT
                                  -----------------------------------
                                  Charles C. Kraft
                                  Principal Accounting Officer

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



Date:November 13, 2003            /s/  ALLAN J. SWEET
                                  ------------------------
                                  Allan J. Sweet
                                  President and Trustee

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



Date:November 13, 2003            /s/  PHILIP N. TAGUE
                                  ------------------------
                                  Philip N. Tague
                                  Executive Vice President
                                  and Trustee

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



Date:November 13, 2003            /s/  ROBERT J. CHAPMAN
                                  ---------------------------
                                  Robert J. Chapman
                                  Principal Financial Officer