Form 10-K
period 2003-12-31
AMLI RESIDENTIAL PROPERTIES TRUST
filed 2004-03-10
CIK 914724

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                  FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934


For the fiscal year ended
December 31, 2003                     Commission File Number 1-12784

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

The aggregate market value of the registrant's common shares held by non-affiliates was approximately $355,590,634 based on the closing price ($23.55) on the New York Stock Exchange on June 30, 2003.

The number of the Registrant's Common Shares of Beneficial Interest, $.01 par value, outstanding as of March 1, 2004 was 21,763,076.


                     Documents Incorporated By Reference

Portions of the Registrant's Proxy Statement for the annual shareholders' meeting to be held on April 26, 2004 are incorporated by reference into
Part III.

                              TABLE OF CONTENTS



                                                             Page
                                                             ----
PART I

Item 1.       Business. . . . . . . . . . . . . . . . . . . .   1

Item 2.       Communities . . . . . . . . . . . . . . . . . .   9

Item 3.       Legal Proceedings . . . . . . . . . . . . . . .  26

Item 4.       Submission of Matters to a Vote
              of Security Holders . . . . . . . . . . . . . .  26


PART II

Item 5.       Market for the Registrant's Common Equity
              and Related Shareholder Matters . . . . . . . .  27

Item 6.       Selected Financial Data . . . . . . . . . . . .  29

Item 7.       Management's Discussion and
              Analysis of Financial Condition
              and Results of Operations . . . . . . . . . . .  31

Item 7A.      Quantitative and Qualitative Disclosures
              About Market Risk . . . . . . . . . . . . . . .  66

Item 8.       Financial Statements and
              Supplementary Data. . . . . . . . . . . . . . .  67

Item 9.       Changes in and Disagreements
              with Accountants on Accounting and
              Financial Disclosure. . . . . . . . . . . . . . 129

Item 9A.      Controls and Procedures . . . . . . . . . . . . 129


PART III

Item 10.      Trustees and Executive Officers
              of the Registrant . . . . . . . . . . . . . . . 129

Item 11.      Executive Compensation. . . . . . . . . . . . . 130

Item 12.      Security Ownership of Certain
              Beneficial Owners and Management and
              Related Shareholder Matters . . . . . . . . . . 130

Item 13.      Certain Relationships and
              Related Transactions. . . . . . . . . . . . . . 130

Item 14.      Principal Auditor Fees and Services . . . . . . 130


PART IV

Item 15.      Exhibits, Financial Statement Schedule,
              and Reports on Form 8-K . . . . . . . . . . . . 131


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . . . 137

FORWARD-LOOKING STATEMENTS

      Certain statements made in this report, and other written or oral statements made by or on behalf of AMLI, may constitute "forward-looking statements" within the meaning of the Federal securities laws. Statements regarding future events and developments and AMLI's future performance, as well as management's expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements can be identified by AMLI's use of the words "project," "believe," "expect," "anticipate," "intend," "estimate," "assume," and other similar expressions that predict or indicate future events, achievements or trends or that do not relate to historical matters. Although AMLI believes expectations reflected in such forward-looking statements are based upon reasonable assumptions, the actual results may differ materially from that set forth in the forward-looking statements. Consequently, such forward-looking statements should be regarded solely as reflections of AMLI's current operating and development plans and estimates. These plans and estimates are subject to revision from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statements. AMLI undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risk or uncertainties listed above, and other factors that you may wish to consider, is contained elsewhere in AMLI's filings with the Securities and Exchange Commission.

      Some of the factors that could cause AMLI's actual results to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following:

      . future local and national economic conditions, including changes in job growth, interest rates, the availability of financing and other factors;

      . demand for apartments in AMLI's markets and the effect on occupancy and rental rates;

      . AMLI's ability to obtain financing or self-fund the development of additional apartment communities;

      . the uncertainties associated with AMLI's current real estate development, including actual costs exceeding
            AMLI's budgets, or development periods exceeding expectations;

      . conditions affecting ownership of residential real estate and general conditions of the multifamily residential real estate market;

      . the effects of change in accounting policies and other regulatory matters detailed in AMLI's filings with the Securities and Exchange Commission and uncertainties of litigation; and

      . AMLI's ability to continue to qualify as a real estate investment trust under the Internal Revenue Code.

                                   PART I


ITEM 1.  BUSINESS

THE COMPANY

      AMLI Residential Properties Trust ("AMLI" or the "Company") is a self-administered and self-managed real estate investment trust ("REIT") engaged in the management, acquisition, development and co-investment of upscale, institutional quality multifamily apartment communities in eight major metropolitan markets in the Southeast, Southwest, Midwest and Mountain regions of the United States. AMLI was formed as the successor to AMLI Realty Co. ("ARC"), which was founded in 1980 by Gregory T. Mutz and John E. Allen, the Chairman and Vice-Chairman of AMLI, respectively, and became a publicly traded company through an initial public offering ("Initial Offering") in February 1994. AMLI is listed on the New York Stock Exchange ("NYSE") under the symbol "AML."

      AMLI seeks to maximize long-term total shareholder returns on a risk-adjusted basis. AMLI seeks to increase its operating earnings by
(i) actively managing its communities to maximize their net operating income; (ii) selectively acquiring, developing and selling communities to maintain or enhance the quality and income-generating capability of AMLI's portfolio; and (iii) increasing the return on its invested capital through its co-investment activities. AMLI seeks to accomplish its financial objectives while maintaining a conservative capital structure, primarily through the use of modest levels of leverage employing a bias to longer-term fixed-rate debt.

      AMLI is structured as an "Umbrella Partnership REIT" or "UPREIT." AMLI is the sole general partner of, and owns a majority of the partnership interests in, AMLI Residential Properties, L.P., a Delaware limited partnership (the "Operating Partnership"). As of December 31, 2003, AMLI owned approximately 94% of the outstanding partnership interests ("OP Units") in the Operating Partnership. OP Units are convertible into AMLI's common shares of beneficial interest on a one-for-one basis and are entitled to distributions equal to distributions paid on common shares. AMLI conducts all its business through the Operating Partnership and its subsidiaries and affiliates. As the general partner of the Operating Partnership, AMLI has the exclusive power under the partnership agreement of the Operating Partnership to manage and conduct its business. The Board of Trustees of AMLI manages the affairs of AMLI by directing the affairs of the Operating Partnership. As of December 31, 2003, AMLI's equity market capitalization was $573 million, based on the number of common shares outstanding at the closing share price on that date, and AMLI's implied equity market capitalization, which includes the value of other OP Units and the Company's convertible preferred shares, was $728 million.

      As of December 31, 2003, AMLI owned interests in 76 multifamily apartment communities (the "Communities") comprised of 29,224 apartment homes. Seventy-one of these Communities containing 27,407 apartment homes were stabilized and five communities containing 1,817 apartment homes were under development or in lease-up at that date. The average age of AMLI's stabilized Communities was 7.6 years, one of the youngest of any public REIT portfolio in the United States. In addition, AMLI owns land for the future development of additional communities.

      More information regarding AMLI and its Communities is available at AMLI's website at www.amli.com. Information on AMLI's website is not a part of, nor incorporating it by reference into, this annual report on Form 10-K. AMLI's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are made available to the public at no charge, other than an investor's own internet access charges, at www.amli.com. AMLI makes such material available on its website as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

      AMLI's headquarter offices are located at 125 S. Wacker Drive, Suite 3100, Chicago, Illinois 60606, and its telephone number is (312) 443-1477. In addition, AMLI maintains regional offices in Atlanta, Dallas, Indianapolis and Kansas City.

GROWTH STRATEGIES

      AMLI employs four growth strategies. They are (i) brand and market share, (ii) development, (iii) acquisition, and (iv) co-investment. The concept of brand and market share serves as the foundation for AMLI's internal growth strategy and underscores AMLI's operating philosophy in its community operations. Development and acquisition are traditional external growth strategies in the real estate business, but not all apartment REITs have both capabilities. AMLI believes that having both gives it a competitive advantage through different market cycles. AMLI pursues its co-investment strategy through joint ventures with institutional partners primarily as a way to increase the financial returns on its invested capital. Although joint venture activity is relatively commonplace in the real estate industry, the business approach that AMLI has taken makes it a differentiating external growth strategy.

      BRAND AND MARKET SHARE

      The Company brands all of its communities under the AMLI<registered trademark> registered servicemark, and believes in branding as a way to (i) create a positive image and awareness of AMLI; (ii) focus on resident satisfaction to increase rental revenue; (iii) foster employee pride to reduce community operating expenses; and (iv) increase community net operating income. The AMLI <registered trademark> brand drives AMLI's commitment to deliver high quality apartment living, exceptional customer service and superior value for both current and prospective residents. To maximize the effectiveness of the AMLI<registered trademark> brand name, AMLI has a wide range of programs, practices and services, such as pet care or plant watering for out-of-town residents; on-site overnight delivery; drop-off boxes; on-site pick-up of dry cleaning or other items; occasional social events for residents designed to provide a sense of community; frequent maintenance programs; and a policy of guaranteeing attention to any maintenance or repair request from a resident within 48 hours.

      AMLI's customer is the more upscale "renter by choice," as distinguished from a "renter by necessity." The "renter by choice" has, and can typically afford, other living options, but chooses to rent. The upscale apartment market is very competitive and AMLI believes that focusing on brand as a way to distinguish itself from its competitors is important. The characteristics of the AMLI<registered trademark> brand drive AMLI's focus on customer satisfaction and location and design of its Communities.

      AMLI seeks to increase cash flow at the Communities by maximizing rental and other community income and through aggressive management of its operating expenses. By establishing critical mass in each of its markets, AMLI expects to achieve economies of scale in its operations, resulting in reduced operating and administrative expenses without reductions in service. AMLI attempts to maximize rental income through a revenue management process that seeks the proper balance between occupancy and rental rate. AMLI attempts to maximize other community income by having a dedicated team whose function is to evaluate new or enhanced products, features or services that might be incorporated in either the apartment homes or the Communities to produce complementary income from community operations and maximize customer/resident satisfaction within the Communities. Some of the products, features and services in existence include carports and garages, secured entry gates, private phone and cable systems, high-speed internet connection services, custom rental insurance, energy efficient lighting programs, bulk purchases of utilities and card key systems for laundry facilities.

      DEVELOPMENT

      AMLI has extensive experience in the development of upscale multifamily communities. AMLI applies a long-term ownership perspective to the development process, utilizing high-quality building materials with designs that satisfy the current needs of residents while anticipating their future needs. AMLI believes that over time these communities will realize total returns on invested capital that are commensurate with the increased risk over comparable acquisitions.

      Through December 31, 2003, excluding three communities developed for sale by a taxable REIT Subsidiary, AMLI has developed or has under development 39 communities containing 12,507 apartment homes in seven of its eight markets, most of which have been in Atlanta (40%) followed by Dallas (15%), Chicago (13%), Kansas (13%), Austin (10%), Indianapolis (7%), and Houston (2%). During 2003 AMLI started one new development, a $60.4 million mid-rise community called AMLI at Museum Gardens located in a northern suburb of Chicago.

      As of December 31, 2003, AMLI had five communities under construction and/or in lease-up, three of which are expected to be completed and stabilized during 2004. AMLI had not announced any new development starts for 2004, but has been considering the possibility of commencing a limited number. AMLI's historical development activities are summarized in a chart in Part I "Development Activities."

      ACQUISITIONS

      AMLI has extensive experience in the acquisition of upscale multifamily communities. AMLI views its acquisition activities as a complement to its development activities. Often when it is a good time to develop, it is not a good time to buy and visa versa. AMLI applies the same long-term ownership perspective to its acquisition activities as it does to its development process. AMLI seeks to acquire apartment communities that which are built in locations and to the standards that AMLI would otherwise employ in its own developments.

      Through December 31, 2003, AMLI had acquired 55 communities containing 18,374 apartment homes in all eight of its markets, most of which have been in Dallas (26%), followed by Chicago (16%), Kansas (13%), Houston (12%), Austin (11%), Atlanta (8%), Denver (7%) and Indianapolis (7%). In general, AMLI will seek to acquire in a new market before it develops. During 2003 AMLI acquired one community and the interests of its partners in eight existing co-investment communities. AMLI's historical acquisition activities are summarized in a chart in Part I, "Acquisition Activities."

      CO-INVESTMENT

      AMLI engages in an active joint venture business, in which it acquires and develops multifamily communities in partnerships, primarily with institutional investors such as insurance companies, endowments, foundations, and public and corporate pension funds. AMLI refers to this business as "Co-investment," because AMLI invests a substantial amount of equity in each joint venture on an equal basis with its partner. Co-investing creates an alignment of interest with a private source of capital for the benefit of AMLI shareholders, by leveraging AMLI's acquisition, development and management expertise in order to achieve the following four primary objectives, which are to (i) increase the return on invested capital; (ii) diversify AMLI's access to equity capital; (iii) "leverage" invested capital to promote the AMLI<registered trademark> brand and increase market share; and (iv) obtain the participation of sophisticated partners in its real estate decisions.

      The increase in the financial returns on AMLI's invested capital is achieved because AMLI earns various forms of compensation from its partners or the partnerships in addition to those returns it would otherwise receive from its investment in the real estate. AMLI categorizes its co-investment compensation into three types. The first are one-time fees, paid upfront or upon sale of the partnership's assets, such as acquisition, disposition, development and construction fees. The second are recurring fees, such as asset management fees, priority cash flow distributions to AMLI and reimbursements for partnerships' costs. The third are promoted interests, which are additional distributions to AMLI of operating cash flow, sale or refinancing proceeds once a stated rate of return on the partners' initial capital investment is achieved.

      While each co-investment partnership agreement is structured individually, in a typical joint venture AMLI (i) acts as the general partner or managing member of the venture; (ii) handles the administration of the venture; (iii) manages the day-to-day operations of the community owned by the venture; (iv) oversees construction and development in the case of a venture with a community under development; and (v) recommends the sale or refinancing of the community. Major decisions require the approval of both AMLI and AMLI's partner. Unresolved disputes of a material nature over major decisions would generally be resolved through the exercise of a buy-sell provision in the partnership agreement.

      As of December 31, 2003, AMLI had interests in 37 co-investment partnerships, all of which were recorded "off balance sheet" using the equity method of accounting, as required by generally accepted accounting principles. Notwithstanding the accounting limitations, AMLI views its co-investment activities as extensions of its core competencies. All of the co-investment communities are similar in quality and location and are managed under the AMLI<registered trademark> brand, employing the same systems, professional people and sources that are typical of AMLI's wholly-owned communities. Only the ownership capital structures are different. AMLI's historical co-investment activities are summarized in charts in
Part I, "Co-investment Activities."


CAPITAL STRATEGIES

      Real estate investment is a capital-intensive business, and AMLI seeks to maximize its ability to attract efficiently priced debt and equity in order to fund its investment activities over time. AMLI seeks to maintain reasonable operating and financial ratios consistent with maintaining a relatively conservative capital structure. As an example, AMLI seeks to keep its corporate leverage ratio in the range of approximately 50%, measuring its share of debt to the total cost basis of its assets and to AMLI's total market capitalization, because AMLI believes that operating within these parameters is prudent and will allow AMLI to appeal to the largest pool of potential global equity investors.

      DEBT

      Both unsecured and secured debt structures are available to AMLI.
The secured debt market is currently very large and liquid, and it is relatively easy for AMLI to find secured lenders willing to finance AMLI's Communities on favorable terms and conditions. AMLI has an investment grade rating from one recognized rating agency that allows AMLI to access the unsecured debt market, but only on a limited basis. Historically AMLI's primary unsecured debt arrangements have been through its lines of credit. AMLI has no unsecured bonds outstanding in either the public or private markets. Although AMLI contemplates obtaining a second investment grade rating that would enhance its flexibility in the capital markets, AMLI currently believes that its access to debt capital is more than sufficient to finance its investment activities.

      EQUITY

      As a publicly-traded company, AMLI has the ability to raise equity capital in both the public and private markets when investor interest in AMLI is strong and when AMLI believes that it has a good use for the funds. Historically AMLI has issued publicly-traded common shares and privately-placed convertible shares, and the Operating Partnership has issued OP Units in exchange for real estate assets. Additionally AMLI has expanded its access to private equity capital by actively engaging in co-investment with institutional investors.

      FINANCING ACTIVITIES

      During 2003, AMLI raised approximately $58 million by selling 2,415,000 shares at a price per share of $24.10, net of selling costs, which AMLI used to partially fund its investment activity during the year. In addition, AMLI refinanced its two maturing corporate revolving lines of credit in 2003. AMLI's primary $200 million line of credit, which was maturing in November 2003, was initially replaced by a new three-year facility in the same amount in June 2003. In November the facility was increased to $240 million. AMLI's secondary line of credit, in the amount of $11 million, was replaced with a new $16 million facility, on terms substantially identical to the primary line of credit. The aggregate outstanding borrowings on AMLI's lines of credit at December 31, 2003 was $218 million. During 2003 AMLI placed $147.4 million of new secured permanent mortgage financing, and it paid off $39.1 million of maturing mortgage debt. AMLI's share of each was $51.2 million and $32.9 million, respectively.

      DISPOSITIONS

      AMLI also raises capital through the sale of its interests in its Communities. One of AMLI's core strategies is to maintain a "young" and attractive portfolio of upscale communities. As such, AMLI will typically dispose of a community between five and ten years after it has been acquired or built. Proceeds from sales are generally reinvested in new acquisition or development opportunities, but they may be used for other corporate purposes including paying down debt, particularly in the short term. AMLI views its ability to monetize its investment profit and recycle capital as one of its core competencies. During 2003 AMLI sold three wholly-owned communities and three co-investment communities.

THE SERVICE COMPANIES

      The property management, institutional advisory and construction management aspects of AMLI's business are conducted through AMLI Management Company ("AMC"), AMLI Institutional Advisors, Inc. ("AIA") and AMLI Residential Construction LLC ("Amrescon"), respectively (collectively the "Service Companies"). Among other things, the third-party income from their respective businesses might jeopardize AMLI's REIT status under Sections 856 through 860 of the Internal Revenue Code if such operations were carried on directly by the Operating Partnership. Following enactment of legislation to broaden a REIT's ability to provide additional services to its residents, AMC and AIA have elected to become taxable REIT subsidiaries ("TRS") as of January 1, 2001. Amrescon is a wholly-owned subsidiary of AMC and has also elected to be a TRS.

      The Operating Partnership owns more than 99% of the ownership interests and voting control of the Service Companies. However, prior to December 31, 2002, the Operating Partnership held 100% of the non-voting preferred stock of each of AMC and AIA, which were entitled to dividends equal to 95% of all distributions of AMC and AIA; and ARC, AMLI's predecessor, held 95% of the voting common stock of each of AMC and AIA which, in each case, was generally entitled to dividends equal to 4.75% of all distributions. The Operating Partnership owned the remaining 5% of the voting common stock of each of AMC and AIA, which was entitled to 0.25% of all distributions. As of December 31, 2002, AMLI acquired from ARC its 95% voting control and an approximate 5% economic interest in the Service Companies for a purchase price of $0.7 million.


THE BUSINESS OF AMC

      AMC provides property management and leasing services to each of the Communities in which the Operating Partnership presently has, or expects to have, an interest and AMC also receives fees for providing similar services to a limited number of communities owned by third parties. Management and leasing services are provided to the Communities pursuant to the terms of a management contract, which AMC has agreed not to terminate so long as the Operating Partnership is not in material breach. Residential property management and leasing services provided by AMC are at market rates (3% of gross revenue in the case of communities owned directly by the Operating Partnership). AMLI Corporate Homes ("ACH"), a division of AMC, leases apartment homes for the Communities to residents having shorter term housing needs. ACH leases are at market rates.


THE BUSINESS OF AIA

      AIA was formed to render investment advice to institutional capital sources. AIA's operations are no longer significant to the business of AMLI as a whole.


THE BUSINESS OF AMRESCON

      Amrescon, a wholly-owned subsidiary of AMC, provides general contracting, construction management and landscaping services to the Communities. Amrescon is based in Atlanta, has regional offices in Chicago, Dallas, Indianapolis and Kansas City.

LEASES

      AMC uses a standard AMLI lease modified at each community to the extent necessary to comply with state and local law or custom. The term of a lease varies with local market conditions; however, six-month and one-year leases are most common. Generally, the leases provide that unless the parties agree in writing to a renewal, the tenancy will convert at the end of the lease term to a month-to-month tenancy, subject to the terms and conditions of the lease, unless either party gives the other at least 60 days notice prior to termination. All leases are terminable by the lessor for non-payment of rent, violation of community rules and regulations, or other specified defaults.


LEASING

      Employees of AMC are responsible for leasing activities at the Communities. Leasing consultants meet with prospective residents and show models and vacant units. The leasing consultants maintain contact with existing residents to determine the residents' level of satisfaction with their community. All leasing consultants participate in a comprehensive formal training program administered by AMC. AMLI expanded its continuing education program to include online learning, offering a blended learning environment where employees have an opportunity to expand their skills by taking AMLI web-based courses. This additional learning resource complements the traditional classroom training, one-on-one mentoring program and resource materials that AMLI has offered its employees for many years. AMC, as it deems necessary, may employ the services of, and pay customary fees to, unaffiliated real estate brokers, apartment locator services and existing residents for locating prospective residents.


COMPETITION

      All of the Communities are located in developed areas that include other upscale apartment communities. The number of competitive upscale apartment communities in a particular area could have a material effect on AMC's ability to lease apartment units and on the rent charged at the Communities. Other forms of multifamily residential communities, and "for sale" housing, provide housing alternatives to potential residents of the Communities.


INSURANCE

      AMLI believes that each of the Communities is covered by adequate fire, flood and property insurance provided by reputable companies and with commercially reasonable deductibles and limits. AMLI maintains comprehensive liability and all-risk property insurance coverage (currently including mold and terrorism coverage) with respect to the Communities and with policy specifications, limits and deductibles customarily carried for similar communities. AMLI has obtained title insurance insuring fee title to the Communities in an aggregate amount which AMLI believes to be adequate.

AMERICANS WITH DISABILITIES ACT

      AMLI is subject to Title III of the Americans with Disabilities Act (the "ADA") to the extent that such communities are public accommodations and/or commercial facilities as defined by the ADA. Compliance with the ADA requirements could require removal of structural barriers to handicapped access in certain public areas of the Communities where such removal is readily achievable. The ADA does not, however, consider residential properties, such as apartment communities, to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as the leasing office, are open to the public. AMLI believes that its Communities comply with all present requirements under the ADA and applicable state laws and performs modifications as necessary. Noncompliance could result in imposition of fines or an award of damages to private litigants. If required to make material additional changes, AMLI's results of operations could be adversely affected.


ENVIRONMENTAL MATTERS

      Many jurisdictions have adopted laws and regulations relating to environmental controls and the development of real estate. Such laws and regulations could affect the Communities and any additional communities acquired or developed by AMLI in the future, and/or reduce the number and attractiveness of investment opportunities available to AMLI. The effect upon AMLI of the application of such laws and regulations cannot be predicted. Such laws and regulations have not had a material effect on AMLI's financial condition and results of operations to date. AMLI is not aware of any environmental condition on any of the Communities, or the communities planned to be developed by AMLI, which is likely to have a material adverse effect on AMLI's financial condition and results of operations.


EMPLOYEES

      AMLI, the Operating Partnership and the Service Companies employ a total of approximately 850 persons. AMC employs substantially all of the professional employees that are currently engaged in the property management and leasing business on behalf of AMLI. Information regarding our executive officers is set forth under "Trustees and Executive Officers" in the Proxy Statement, which information is incorporated herein for reference.

ITEM 2.  COMMUNITIES

      AMLI owns interests in a portfolio of upscale income producing apartment communities that it has either acquired or developed. The communities are primarily oriented to residents demanding high levels of services and contain numerous resident amenities, such as business centers, fitness centers, swimming pools, tennis courts, basketball and volleyball courts, miles of jogging trails and nature walks. Most of the apartment homes have a patio, balcony or sunroom, and many offer one or more additional features such as vaulted ceilings, microwave ovens, Palladian windows, fireplaces and washers and dryers or washer/dryer connections. A number of the communities developed by AMLI have won awards for design, landscaping and architecture.

      Communities that are fully completed and have, in the opinion of management, completed their initial lease-ups, are designated in AMLI's financial statements as "Rental communities." AMLI also sometimes refers to these communities as "Stabilized communities." Communities not meeting these criteria are designated in AMLI's financial statements as "Rental communities under development."

      AMLI's ownership interest in its communities varies. Those that are wholly-owned ("Wholly-Owned Communities") are reflected directly in AMLI's balance sheet. Those in which AMLI has a partnership interest ("Co-investment Communities") are typically accounted for using the equity method and are reflected in Investments in partnerships in AMLI's balance sheet.

      AMLI may develop a community with the intent of selling it upon completion and stabilization. If so, this "merchant building activity" would typically be conducted in a subsidiary and AMLI's interests in these communities would be reflected in Service Companies assets in AMLI's balance sheet.

      The following tables provide summary information on AMLI's communities as of December 31, 2003:

      STABILIZED RENTAL COMMUNITIES

                               Total         Wholly-Owned    Co-investment
                             Communities     Communities     Communities
                           ---------------  --------------  --------------
Market                     Number    Units  Number   Units  Number   Units
------                     ------    -----  ------   -----  ------   -----

Dallas/Ft. Worth,
  Texas . . . . . . . . .      21    7,697      14   5,243       7   2,454
Atlanta, Georgia. . . . .      16    5,949       7   2,771       9   3,178
Chicago, Illinois . . . .       8    3,243       3   1,260       5   1,983
Austin, Texas . . . . . .       6    2,797       3   1,304       3   1,493
Indianapolis, Indiana . .       6    2,428       5   2,212       1     216
Kansas City, Kansas . . .       7    2,600       4   1,528       3   1,072
Houston, Texas. . . . . .       4    1,433       1     334       3   1,099
Denver, Colorado. . . . .       3    1,260       1     328       2     932
                              ---   ------     ---  ------     ---  ------
    Total . . . . . . . .      71   27,407      38  14,980      33  12,427
                              ===   ======     ===  ======     ===  ======

      RENTAL COMMUNITIES UNDER DEVELOPMENT

                                             Wholly-Owned    Co-investment
                               Total         Development     Development
                             Communities     Communities     Communities
                           ---------------  --------------  --------------
Market                     Number    Units  Number   Units  Number   Units
------                     ------    -----  ------   -----  ------   -----

Atlanta, Georgia. . . . .       1      461      --     --        1     461
Austin, Texas . . . . . .       1      220      --     --        1     220
Indianapolis, Indiana . .       1      322       1     322      --    --
Chicago, Illinois . . . .       2      814      --     --        2     814
                              ---    -----     ---   -----     ---   -----
    Total . . . . . . . .       5    1,817       1     322       4   1,495
                              ===    =====     ===  ======     ===   =====


      STABILIZED COMMUNITIES

      The following table shows AMLI's history of acquiring and developing apartment communities:

                                  STABILIZED COMMUNITIES AT DECEMBER 31,
                                ------------------------------------------

                                 1999     2000     2001     2002     2003
                                ------   ------   ------   ------   ------
Wholly-owned:
 Units at beginning of year .   12,792   12,515   12,191   12,247   11,722
 Units acquired . . . . . . .     --      1,074    1,134      383    3,584
 Units sold/contributed
  to co-investments . . . . .     (773)  (1,598)  (1,078)    (908)    (326)
 Units developed (1). . . . .      496      200    --       --       --
                                ------   ------   ------   ------   ------
  Total wholly-owned
   units at end of year . . .   12,515   12,191   12,247   11,722   14,980
                                ------   ------   ------   ------   ------
Co-investments:
 Units at beginning
  of year . . . . . . . . . .    6,767    8,936   13,956   15,011   15,811
 Units acquired/
  contributed to
  co-investments. . . . . . .    1,026    3,034      483      938    --
 Units sold . . . . . . . . .     (713)    (652)    (488)    (754)  (4,382)
 Units developed (1). . . . .    1,856    2,638    1,060      616      998
                                ------   ------   ------   ------   ------
  Total co-investment
   units at end of year . . .    8,936   13,956   15,011   15,811   12,427
                                ------   ------   ------   ------   ------
  Total stabilized units. . .   21,451   26,147   27,258   27,533   27,407
                                ======   ======   ======   ======   ======

      (1) Units are included on this line when community reaches stabilization.


      The table below summarizes certain information related to the stabilized Wholly-Owned Communities and the stabilized Co-Investment Communities.

                                                                                             2003
                                                                                            Average
                                                                                            Monthly     Physical
                      AMLI's                                                               Collected    Occupancy
                      Ownership                                                Average     Rent Per     at Decem-
                      Percentage                       Year      Number       Unit Size    Occupied      ber 31,
Communities           (1)           Location         Completed   of Units   (Square Feet)    Unit         2003
-----------           ----------    --------         ---------   --------   -------------  ---------   ----------
Dallas/Ft. Worth, TX
AMLI:
 at Bent Tree          100%         Dallas            1996/00         500             963    $   855          93%
 at Bishop's Gate      100%         West Plano         1997           266           1,098      1,048          91%
 at Breckinridge
   Point                45%         Richardson         1999           440           1,063        918          94%
 at Bryan Place         48%         Dallas             1999           420             890        948          96%
 at Chase Oaks         100%         Plano              1986           250             775        712          94%
 at Deerfield           25%         Plano              2000           240             996        885          91%
 on Frankford           45%         Dallas             1998           582             889        901          94%
 at Nantucket          100%         Dallas             1986           312             712        602          90%
 of North
   Dallas              100%         Dallas            1985/86       1,032             879        711          93%
 at Oak Bend           100%         Lewisville         1997           426             898        791          93%
 on the Green          100%         Ft. Worth         1990/93         424             846        735          94%
 on the Parkway         25%         Dallas             1999           240             939        864          93%
 at Prestonwood
   Hills                45%         Dallas             1997           272             903        884          91%
 7th Street
   Station             100%         Ft. Worth          2000           189           1,060      1,014          92%
 at Shadow Ridge       100%         Flower Mound       2000           222             983      1,004          93%
 at Stonebridge
   Ranch               100%         McKinney           2001           250             857        788          94%
 on Timberglen          40%         Dallas             1985           260             774        636          95%
 Upper West Side       100%         Ft. Worth          2001           194             907        974          91%
 at Valley Ranch       100%         Irving             1985           460             848        794          92%
 at Verandah           100%         Arlington         1986/91         538             733        724          94%
 Knox-Henderson        100%         Dallas             1994           180             875        945          90%
                                                                   ------          ------     ------        -----
                                                                    7,697             891        821          93%
                                                                   ------          ------     ------        -----




                                                                                             2003
                                                                                            Average
                                                                                            Monthly     Physical
                      AMLI's                                                               Collected    Occupancy
                      Ownership                                                Average     Rent Per     at Decem-
                      Percentage                       Year      Number       Unit Size    Occupied      ber 31,
Communities           (1)           Location         Completed   of Units   (Square Feet)    Unit         2003
-----------           ----------    --------         ---------   --------   -------------  ---------   ----------
Austin, TX
AMLI:
 in Great Hills        100%         Austin             1985           344             750        670          90%
 at Lantana Ridge      100%         Austin             1997           354             881        844          89%
 at Monterey Oaks       25%         Austin             2000           430             960        878          92%
 at Scofield Ridge      45%         Austin             2000           487             889        817          92%
 at StoneHollow        100%         Austin             1997           606             866        789          89%
 at Wells Branch        25%         Austin             1999           576             963        788          88%
                                                                   ------          ------     ------        -----
                                                                    2,797             892        799          90%
                                                                   ------          ------     ------        -----
Houston, TX
AMLI:
 at the Medical
   Center              100%         Houston            2000           334             962      1,026          93%
 Midtown                45%         Houston            1998           419             880      1,087          94%
 Towne Square           45%         Houston            1999           380             827      1,033          93%
 at King's Harbor       25%         Houston            2001           300             953        883          93%
                                                                   ------          ------     ------        -----
                                                                    1,433             901      1,016          93%
                                                                   ------          ------     ------        -----
Atlanta, GA
AMLI:
 at Barrett Lakes       35%         Kennesaw           1997           446           1,037        889          96%
 at Clairmont          100%         Atlanta            1988           288             796        820          93%
 at Kedron Village      20%         Peachtree City     2002           216           1,177      1,036          94%
 at Killian Creek      100%         Snellville         1999           256           1,027        848          94%
 at Lost Mountain       75%         Paulding County    2000           164             958        789          92%
 at Mill Creek          25%         Gwinnett County    2001           400           1,015        836          94%
 at Northwinds          35%         Alpharetta         1999           800           1,023        947          93%
 at Park Creek         100%         Gainesville        1998           200             976        779          93%
 at Peachtree City      20%         Peachtree City     1998           312             980        881          91%
 at River Park          40%         Norcross           1997           222           1,021        932          95%
 at Spring Creek       100%         Dunwoody         1985/86/
                                                       87/89        1,180             916        751          92%
 at Towne Creek        100%         Gainesville        1989           150             811        636          95%
 at Vinings            100%         Atlanta            1985           360           1,040        851          89%
 at West Paces         100%         Atlanta            1992           337           1,050        927          95%
 at Windward Park       45%         Alpharetta         1999           328           1,082        893          96%
 at Barrett Walk        25%         Kennesaw           2002           290             938        806          96%
                                                                   ------          ------     ------        -----
                                                                    5,949             988        851          93%
                                                                   ------          ------     ------        -----




                                                                                             2003
                                                                                            Average
                                                                                            Monthly     Physical
                      AMLI's                                                               Collected    Occupancy
                      Ownership                                                Average     Rent Per     at Decem-
                      Percentage                       Year      Number       Unit Size    Occupied      ber 31,
Communities           (1)           Location         Completed   of Units   (Square Feet)    Unit         2003
-----------           ----------    --------         ---------   --------   -------------  ---------   ----------
Kansas City, KS
AMLI:
 Creekside             100%         Overland Park      2000           224             813        769          90%
 at Lexington Farms    100%         Overland Park      1998           404             972        795          92%
 at Regents Center     100%         Overland Park   1991/95/97        424             940        774          90%
 at Regents Crest      100%         Overland Park     1997/00         476             948        753          93%
 at Summit Ridge        25%         Lee's Summit       2001           432             952        838          95%
 at Wynnewood
   Farms                25%         Overland Park      2000           232           1,017        916          95%
 at Cambridge
   Square               30%         Overland Park      2002           408             941        905          91%
                                                                   ------          ------     ------        -----
                                                                    2,600             945        813          92%
                                                                   ------          ------     ------        -----
Indianapolis, IN
AMLI:
 at Castle Creek       100%         Indianapolis       2000           276             978        898          96%
 at Conner Farms       100%         Indianapolis       1993           300           1,091        874          90%
 at Eagle Creek        100%         Indianapolis       1998           240             973        863          90%
 at Lake Clear-
   water                25%         Indianapolis       1999           216           1,009        951          91%
 at Riverbend          100%         Indianapolis      1983/85         996             824        685          97%
 on Spring Mill        100%         Carmel             1999           400           1,017        849          80%
                                                                   ------          ------     ------        -----
                                                                    2,428             937        801          92%
                                                                   ------          ------     ------        -----
Chicago, IL
AMLI:
 at Chevy Chase         33%         Buffalo Grove      1988           592             812      1,076          92%
 at Danada Farms       100%         Wheaton           1989/91         600             869      1,075          91%
 at Fox Valley          25%         Aurora             1998           272             990      1,060          95%
 at Oakhurst North     100%         Aurora             2000           464           1,013      1,042          93%
 at Osprey Lake         69%         Gurnee            1997/99         483             938      1,087          92%
 at Poplar Creek       100%         Schaumburg         1985           196             906      1,095          93%
 at St. Charles         25%         St. Charles        2000           400             990      1,160          94%
 at Windbrooke          15%         Buffalo Grove      1987           236             903      1,121          95%
                                                                   ------          ------     ------        -----
                                                                    3,243             919      1,086          93%
                                                                   ------          ------     ------        -----




                                                                                             2003
                                                                                            Average
                                                                                            Monthly     Physical
                      AMLI's                                                               Collected    Occupancy
                      Ownership                                                Average     Rent Per     at Decem-
                      Percentage                       Year      Number       Unit Size    Occupied      ber 31,
Communities           (1)           Location         Completed   of Units   (Square Feet)    Unit         2003
-----------           ----------    --------         ---------   --------   -------------  ---------   ----------
Denver, CO
AMLI:
 at Gateway Park       100%         Denver             2000           328             899        911          90%
 at Lowry Estates       50%         Denver             2000           414             947      1,063          88%
 at Park Meadows        25%         Littleton          2001           518           1,029      1,001          92%
                                                                   ------          ------     ------        -----
                                                                    1,260             968        998          90%
                                                                   ------          ------     ------        -----
  Total at
    December 31, 2003                                              27,407             929     $  873        92.4%
                                                                   ======          ======     ======        =====

           (1)  AMLI generally has the potential to receive cash distributions in excess of its percentage ownership (a promoted interest), subject to a given co-investment community exceeding specified financial returns.


RISK FACTORS

      The following factors, as well as other variables might affect our operating results; therefore, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. If any of the following risks occur, our business, financial conditions or results of operations would likely suffer. In that case, the trading price of our securities could fall, and you may lose all or part of the money you paid to buy our securities.

      WE MAY NOT BE ABLE TO MAINTAIN OUR SHAREHOLDER DISTRIBUTIONS AT THEIR CURRENT LEVEL.

      We base the level of our cash distributions to shareholders on numerous assumptions and projections that we make regarding our future performance, any of which may prove to be incorrect, and our own decisions to reinvest rather than distribute available cash. Our assumptions and projections relate, among other things, to:

      .     community occupancy;

      . the amount of future capital expenditures and expenses relating to our communities;

      . the level of leasing activity and future rental rates at our communities;

      . the strength of the real estate market in the areas in which we own communities;

      .     competition in the markets in which we own communities; and

      .     interest rates

      While we expect to maintain or increase our current level of distributions over time, we cannot guarantee that we will be able to do so.

      WE WOULD INCUR ADVERSE TAX CONSEQUENCES IF WE FAIL TO QUALIFY AS A
REIT.

      If we fail to qualify as a REIT we will incur substantial additional tax liabilities. We intend to operate so as to qualify as a REIT for Federal income tax purposes, but we do not intend to request a ruling from the Internal Revenue Service that we do in fact qualify as a REIT. We have received an opinion from our legal counsel that we are organized in conformity with the requirements for qualification as a REIT beginning with our taxable year ended December 31, 1994 and that our actual and proposed method of operation that we have described to our counsel will enable us to continue to satisfy the requirements for REIT qualification. Our counsel's opinion, however, is not binding on the Internal Revenue Service and is based on our representations as to factual matters and on our counsel's review and analysis of existing law, which includes no controlling precedent.

      If we were to fail to qualify as a REIT for any taxable year, we would not be permitted to deduct the amount we distribute to shareholders from our taxable income and we would be subject to Federal income tax, including any alternative minimum tax, on our taxable income at regular corporate tax rates. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn could have an adverse impact on the value of, and trading prices for, our shares. Unless entitled to relief under certain provisions of the Internal Revenue Code of 1986, as amended, we also would be disqualified from treatment as a REIT for the four taxable years following the year during which our REIT qualification was lost. Our board of trustees is authorized to revoke our REIT election at any time in response to future economic, market, legal, tax or other considerations.

      WE MAY NEED TO BORROW FUNDS TO MEET OUR REIT MINIMUM DISTRIBUTION REQUIREMENTS.

      To qualify as a REIT, we are generally required to distribute at least 90% of our annual net taxable income, excluding any net capital gain, to our shareholders. In addition, if we fail to distribute during each calendar year at least the sum of (a) 85% of our ordinary income for such year, (b) 95% of our capital gain net income for such year, and (c) any of our undistributed taxable income from prior periods, we will be subject to a 4% excise tax on the excess of the required distribution over the sum of
(i) the amounts actually distributed, plus (ii) retained amounts on which corporate level tax is paid by us.

      We derive our income primarily from our share of the Operating Partnership's income, and the cash available for distribution to our shareholders comes primarily from cash distributions from the Operating Partnership. We may have to borrow funds to meet the distribution of taxable income test described above and thereby avoid being required to pay the non-deductible excise tax referred to above. This is due to differences in timing between when we actually receive cash income and pay deductible expenses and when the income and expenses are included in our taxable income.

      DIVIDENDS PAYABLE BY REITS DO NOT QUALIFY FOR THE REDUCED TAX RATES UNDER RECENTLY ENACTED TAX LEGISLATION.

      Recently enacted tax legislation generally reduces the maximum tax rate for dividends payable by individuals to 15% through 2008. Dividends payable by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient, rather than the preferential rates applicable to other dividends. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common shares.

      WE CAN CHANGE OUR FINANCING, INVESTMENT, DISTRIBUTION AND OTHER BUSINESS POLICIES WITHOUT SHAREHOLDER APPROVAL.

      Our board of trustees establishes our financing, investment, distribution and other business policies based on management's recommendations and our board of trustees' evaluation of business and general economic conditions and other relevant factors. Our board of trustees may change these policies without shareholder consent.

      OUR BUSINESS CONSISTS PRIMARILY OF ACQUIRING, DEVELOPING AND OPERATING REAL ESTATE AND IS THEREFORE SUBJECT TO REAL ESTATE INVESTMENT AND OPERATING RISKS.

      Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of our communities. These factors include changes in the national, regional and local economic climate, local conditions such as an oversupply of properties or a reduction in demand for our Communities, the attractiveness of our communities to residents, competition from other available property owners and changes in market rental rates. Our performance depends on our ability to collect rent from residents and to pay for adequate maintenance, insurance and other operating costs, including real estate taxes, which could increase over time. Also, the expenses of owning and operating a community are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the community.

      Resident defaults may reduce our income and cash flow. If a significant number of residents fail to meet their lease obligations, our revenue and cash flow will decrease and we may be unable to make expected distributions to our shareholders. Defaulting residents may seek bankruptcy protection, which could result in payment delays or in the rejection and termination of the residents' leases. This would reduce our income, cash flow and amounts available to distribute to our shareholders.

      THE GEOGRAPHIC CONCENTRATION OF OUR RESIDENTIAL COMMUNITIES AND FLUCTUATIONS IN LOCAL MARKETS MAY ADVERSELY IMPACT OUR FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

      We derived significant amounts of rental revenue for the years ended December 31, 2002 and 2003 from communities concentrated in Atlanta, Georgia and Dallas, Texas. As a result of this geographic concentration, if a local community market performs poorly, the income from the communities in that market could decrease. The performance of the economy in each of these areas affects occupancy, market rental rates and expenses, and consequently impacts the income generated from the communities and their underlying values. Economic downturns in the local markets in which we own communities could have a negative impact on our financial condition and results from operations.

      WE MAY BE ADVERSELY AFFECTED BY INCREASES IN REAL ESTATE OPERATING
COSTS.

      If our communities do not generate revenue sufficient to meet our operating expenses, including debt service and other capital expenditures, we may have to borrow additional amounts to cover our fixed costs, and our cash flow and ability to make distributions to shareholders may be adversely affected.

      Residential communities are subject to increases in operating expenses such as maintenance, insurance and administrative costs, and other general costs associated with security, landscaping, repairs and maintenance. If operating expenses increase, competition in the local rental market may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates.

      WE ARE SUBJECT TO REAL ESTATE FINANCING RISKS.

      Potential adverse effects of the costs of and possible difficulties in obtaining debt financing may adversely affect our cash flows and distributions to shareholders. As a result of, among other things, the annual income distribution requirements applicable to REITs under the Internal Revenue Code, we rely to a significant extent on borrowings to fund acquisitions, capital expenditures and other items and expect to continue to do so. We are therefore subject to real estate and general financing risks, including changes from period to period in the availability of financing, the risk that our cash flow may not cover both required debt service payments and distributions to our shareholders, and the risk that we will not be able to refinance existing indebtedness or that the refinancing terms will be unfavorable. If we do not make mortgage payments, the community or communities subject to the mortgage indebtedness could be foreclosed upon by or transferred to the lender.

      RISING INTEREST RATES WILL GENERALLY INCREASE OUR BORROWING COSTS.

      We have a bank credit facility that permits us to borrow up to $256 million for community acquisitions and other purposes that provides for interest at variable rates, and we may incur additional variable rate indebtedness in the future. Variable-rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect our cash flow and the amounts available to distribute to our shareholders.

      WE MAY ENCOUNTER SIGNIFICANT DELAYS IN RENEWING LEASES OR RE-LETTING VACANT APARTMENT HOMES AND RESULTING LOSSES OF INCOME.

      When leases of apartment homes in our communities expire, the leases may not be renewed, the related apartment home may not be re-let promptly or the terms of renewal or re-letting, may be less favorable than the terms of the expiring leases. If we are unable to promptly renew the leases or re-let the units or if the rental rates upon renewal or re-letting are significantly lower than expected rates, then our results of operations and financial condition would be adversely affected. Consequently, our cash flow and ability to make distributions to shareholders would be reduced.

      WE MAY NOT BE ABLE TO MEET OUR TARGETED LEVELS OF LEASING ACTIVITY, ACQUISITIONS AND DEVELOPMENT DUE TO THE HIGHLY COMPETITIVE NATURE OF THE RESIDENTIAL COMMUNITY MARKETS.

      Numerous residential communities compete with our communities in attracting residents to lease apartment homes and additional communities can be expected to be built in the markets in which our communities are located. The number and quality of competitive communities in a particular area will have a material effect on our ability to lease apartment homes at our existing communities or at newly acquired communities and on the rents charged.

      OUR ESTIMATES OF CURRENT AND FUTURE BUSINESS CONDITIONS MAY BE
INACCURATE.

      In formulating our annual business plans, we make estimates of turnover re-letting costs that take into consideration our views of both current and expected future business conditions in our markets. Our estimates may prove to be inaccurate. If we are unable promptly to re-let or renew the leases for all or a substantial portion of our apartment homes, if the rental rates upon the renewal or re-letting are significantly lower than expected rates or if our cost estimates prove inadequate, then our cash flow and ability to make expected distributions to shareholders may be adversely affected.

      WE MAY INCUR SIGNIFICANT ENVIRONMENTAL REMEDIATION COSTS OR
LIABILITIES.

      As an owner and operator of real properties, we are subject to various federal, state and local environmental laws, ordinances and regulations that impose liability on current and previous owners and operators of real property for the costs of removal or remediation of hazardous or toxic substances on, under or in the property. Some of these laws impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of hazardous substances at the disposal or treatment facility, whether or not the facility is or ever was owned or operated by the person. In addition, the presence of hazardous or toxic substances, or the failure to remediate the property properly, may adversely affect the owner's ability to borrow using the real property as collateral.

      Environmental laws and common law principles could be used to impose liability for release into the air of, and exposure to, hazardous substances, including asbestos-containing materials, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to the released hazardous substances. As an owner of real properties, we could be liable for these types of costs.

      Over the past few years, there have been an increasing number of lawsuits against owners and managers of properties other than us alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary damages or settlements. Insurance carriers have reacted to these liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.

      We cannot be assured that any prior owner of any of our communities did not create a material environmental condition not known to us, or that a material environmental condition does not otherwise exist as to any one or more of our Communities.

      WE MAY BE ADVERSELY AFFECTED BY CHANGES IN LAWS.

      Our communities are subject to various federal, state and local regulatory requirements, including state and local fire and life-safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. We believe that our communities are in material compliance with all current regulatory requirements. However, new requirements may be imposed that would require us to make significant unanticipated expenditures and that could have an adverse effect on our cash flow and ability to make expected distributions to our shareholders.

      INSURANCE COVERAGE IS BECOMING MORE EXPENSIVE AND MORE DIFFICULT TO
OBTAIN.

      The current insurance market is characterized by rising premium rates, increased deductibles, and more restrictive coverage language. Recent developments have resulted or are expected to result in significant increases in our insurance premiums and have made or are expected to make it more difficult to obtain certain types of insurance. Insurance policy coverage continues to narrow. Furthermore, we may not be able to purchase policies in the future with deductibles similar to those previously available to us. Continued deterioration in insurance marketplace conditions may have a negative impact on our operating results.

      WE COULD BE ADVERSELY AFFECTED IF HAZARD LOSSES ON OUR COMMUNITIES EXCEED THE AMOUNT OF OUR INSURANCE COVERAGE OR ARE NOT COVERED BY
INSURANCE.

      We carry commercial general liability insurance, standard "all-risk" property insurance, flood and rental loss insurance with respect to our communities with policy terms and conditions customarily carried for similar communities. We believe that our current insurance coverage is adequate. However, our insurance is subject to normal limitations on the amounts of coverage and some types of losses may be uninsurable or may only be insurable at a cost that we believe outweighs the value of obtaining insurance. Should an uninsured loss or a loss in excess of the amount of our insurance coverage occur, we could lose the capital invested in a property, as well as the anticipated future revenue from that community, and we would continue to be obligated on any mortgage indebtedness or other obligations related to the community.

      WE ARE SUBJECT TO LAWS BENEFITING DISABLED PERSONS, WHICH MAY RESULT IN OUR INCURRING UNANTICIPATED EXPENSES.

      Our apartment communities must comply with Title III of the Americans with Disabilities Act, or the ADA, to the extent that the apartment communities are or contain public accommodations and/or commercial facilities as defined by the ADA. The ADA does not consider apartment communities to be public accommodations or commercial facilities, except for portions of the facilities which are open to the public, such as the leasing office. Noncompliance could result in the imposition of fines or an award of damages to private litigants. We believe our apartment communities comply with the present requirements under the Americans with Disabilities Act and applicable state laws. However, we cannot assure you that we will not incur unanticipated expenses to comply with the ADA.

      EQUITY REAL ESTATE INVESTMENTS ARE RELATIVELY ILLIQUID WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

      The relative illiquidity of our real estate investments may limit our ability to adjust our community portfolio to respond to market changes. In addition, the Internal Revenue Code limits a REIT's ability to sell certain types of communities held for fewer than four years, which may affect our ability to sell communities without adversely affecting returns to common shareholders. These factors will tend to limit our ability to vary our portfolio promptly in response to changes in market or general economic or other conditions.

      NEW ACQUISITIONS OR DEVELOPMENTS MAY FAIL TO PERFORM AS EXPECTED AND COMPETITION FOR ACQUISITIONS MAY RESULT IN INCREASED PRICES FOR
COMMUNITIES.

      We intend to continue to selectively acquire and develop new communities. Newly acquired or developed communities may fail to perform as expected. We may underestimate the costs necessary to bring an acquired community up to standards established for its intended market position or to develop a community. Additionally, we expect that other major real estate investors and significant capital will compete with us for attractive investment opportunities or may also develop communities in markets where we focus our development efforts. This competition may increase prices for communities. We may not be in a position or have the opportunity in the future to make suitable community acquisitions on favorable terms.

      WE MAY SUFFER LOSSES FROM OUR DEVELOPMENT AND CONSTRUCTION
ACTIVITIES.

      We intend to grow through the selective development and construction of communities, including build-to-suit communities and speculative development, as suitable opportunities arise. The risks associated with real estate development and construction activities include the following:

      . we may find it necessary to abandon development project activities after expending significant resources to determine their feasibility;

      . the construction cost of a project may exceed original estimates;

      . occupancy rates and rents at a newly completed community may not be sufficient to make the community profitable;

      . financing may not be available on favorable terms for development of a community;

      . the construction and lease-up of a community may not be completed on schedule, resulting in increased debt service and construction costs; and

      . we may fail to obtain, or may experience delays in obtaining, necessary zoning, land-use, building occupancy and other required governmental permits and authorizations.

      These risks may reduce the funds available for distribution to our shareholders. Further, the development of communities is also subject to the general risks associated with real estate investments.

      PROVISIONS OF OUR DECLARATION OF TRUST AND BYLAWS, AND OUR
SHAREHOLDER RIGHTS PLAN, MAY DISCOURAGE ACQUISITION PROPOSALS AND ATTEMPTS TO CHANGE OUR BOARD OF TRUSTEES.

      Our Declaration of Trust generally prohibits any person from owning more than 5% of our outstanding shares. To remain qualified as a real estate investment trust, or REIT, for Federal income tax purposes under the Federal Internal Revenue Code, five or fewer persons cannot own or be deemed to own more than 50% in value of our outstanding shares at any time during the last half of any taxable year, other than our first taxable year. To preserve our qualification as a REIT, our Declaration of Trust provides that, subject to specified exceptions, no person may own more than 5% in number or value of our issued and outstanding shares of beneficial interest. Our board of trustees has the power to exempt a proposed transferee from this ownership limit based on an Internal Revenue Service ruling, an opinion of counsel or other satisfactory evidence that the proposed ownership of common shares by the transferee would not result in the termination of our REIT status. If the proposed transfer would violate the ownership limit, the transfer will be void. This ownership limit may delay, defer or prevent a transaction or a change in control which could involve an offer for your shares that is above the then prevailing market price or that you may for other reasons consider to be in your best interest.

      STAGGERED ELECTIONS OF TRUSTEES LENGTHEN THE TIME NEEDED TO ELECT A MAJORITY OF OUR BOARD OF TRUSTEES WHICH COULD DISCOURAGE OR PREVENT A CHANGE OF CONTROL.

      Our board of trustees is divided into three classes, with only one class being elected each year. These staggered terms may lengthen to two years the time needed to change a majority of the members of our board of trustees and may thereby delay or prevent an acquisition of control of AMLI.

      OUR DUTIES TO OUR SHAREHOLDERS MAY CONFLICT WITH OUR DUTIES TO THE PARTNERS OF THE OPERATING PARTNERSHIP

      As the general partner of the Operating Partnership, we owe fiduciary duties to the Operating Partnership's limited partners. Discharging these fiduciary duties could conflict with our shareholders' interests. Pursuant to the Operating Partnership's limited partnership agreement, the limited partners have acknowledged that we are acting both on behalf of our shareholders and, in our capacity as general partner of the Operating Partnership, on behalf of the limited partners. The limited partners have further agreed in the partnership agreement that we are under no obligation to consider the separate interests of the limited partners in deciding whether to cause the Operating Partnership to take, or to decline to take, any actions.

      INCREASES IN MARKET INTEREST RATES MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON SHARES.

      One of the factors that influence the market price of our common shares is the annual rate of distributions that we pay on the common shares, as compared with market interest rates. An increase in market interest rates may lead purchasers of REIT shares to demand higher annual distribution rates, which could adversely affect the market price of the common shares unless we are able to increase our distributions on outstanding common shares and elect to do so.

      SHARES THAT BECOME AVAILABLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON SHARES.

      Substantial sales of common shares, or the perception that substantial sales of common shares may occur, could adversely affect the prevailing market prices of the common shares. In addition, we may acquire additional properties in exchange for units of limited partnership interest in the Operating Partnership that will be exchangeable for our common shares unless we exercise our right to purchase the units for cash instead of issuing our common shares. We are not able to assess the extent to which perceptions of possible future sales of any of the above described common shares have affected the prevailing market prices of the common shares to date or may do so from time to time in the future.

      WE DEPEND ON OUR KEY PERSONNEL.

      Our success depends on our ability to attract and retain the services of executive officers, senior officers and company managers. There is substantial competition for qualified personnel in the real estate industry and the loss of several of our key personnel could have an adverse effect on us.

DEVELOPMENT ACTIVITIES

      The following table summarizes AMLI's development activities from its Initial Offering through December 31, 2003 (dollars in thousands):

                                 No. of
                              Communities
                               Developed       No. of       Projected
                                or Under      Apartment    Development
                              Development      Homes        Cost (1)
                             -------------    ---------   ------------

Wholly-owned. . . . . . . . .       11           2,398     $  151,900

Co-investment
  partnerships. . . . . . . .       28          10,109        857,800
                                   ---          ------     ----------
Total development
  activities. . . . . . . . .       39          12,507     $1,009,700
                                   ===          ======     ==========

--------------------

     (1) The $2.7 million balance of AMLI's capital commitment at December 31, 2003 is expected to be funded during 2004.


ACQUISITION ACTIVITIES

      The following table summarizes AMLI's acquisition activities from the Initial Offering through December 31, 2003 (dollars in thousands):


                                No. of        No. of         Total
                              Communities    Apartment    Acquisition
                               Acquired       Homes          Costs
                              ------------   ----------   -----------

Wholly-owned. . . . . . . . .       34          10,159     $  589,100

Co-investment
  partnerships (1). . . . . .       21           8,215        683,600
                                   ---          ------     ----------

Total acquisition
  activities. . . . . . . . .       55          18,374     $1,272,700
                                   ===          ======     ==========

-----------------

     (1) Excludes three communities acquired in co-investment partnerships which become wholly-owned upon AMLI's acquisition of its partners' interests in the communities. AMLI's ownership interest in these co-investment partnerships ranges from 15% to 75%.


CO-INVESTMENT ACTIVITIES

      Since its Initial Offering, and through December 31, 2003, AMLI has formed 54 co-investment partnerships with 17 investors, 14 of which are institutional investors.  The following table summarizes AMLI's co-investment activities since the Initial Offering (dollars in thousands):


                      No. of    No. of      No. of            No. of
                      Apart-    Commun-     Apart-   No. of   Apart-
           No. of     ment      ities       ment     Trans-   ment                         Co-Inves-
        Communities   Homes    Developed    Homes    actions  Homes     Total               tor's     AMLI's
          Acquired   Acquired     (1)     Developed    (2)     (2)     Cost (3)    Debt     Equity    Equity
        -----------  --------  ---------  ---------  -------  ------  ----------  -------  --------- -------

 1994 . .      3        1,026       1           502     4      1,528  $   71,200   44,700    18,900    7,600
 1995 . .      3          794       1           446     4      1,240      79,700   49,800    22,300    7,600
 1996 . .      2        1,080       3           878     5      1,958     146,800   63,400    58,200   25,200
 1997 . .      3        1,506       1           800     4      2,306     154,300   91,500    47,700   15,100
 1998 . .      1          260       8         2,576     9      2,836     203,200   28,900   127,000   47,300
 1999 . .      4        1,426       6         2,178    10      3,604     270,000   79,100   144,200   46,700
 2000 . .      7        3,034       4         1,385    11      4,419     367,200  168,900   131,000   67,300
 2001 . .      1          483       2           830     3      1,313     160,400   86,400    48,600   25,400
 2002 . .      2          938       1           220     3      1,158     149,700  112,000    25,700   12,000
 2003 . .      -         --         1           294     1        294      61,400   37,000    18,300    6,100
              --       ------      --        ------    --     ------  ----------  -------   -------  -------
              26       10,547      28        10,109    54     20,656  $1,663,900  761,700   641,900  260,300
              ==       ======      ==        ======    ==     ======  ==========  =======   =======  =======

--------------------


  (1) Represents the number of communities for which development was commenced during the applicable year.

  (2) These totals were not adjusted for communities that became wholly-owned during 2003 as a result of AMLI's acquisition of its partners' entire interests in three communities.

  (3) Includes projected costs to complete.


CO-INVESTMENT COMPENSATION

      The following table summarizes the compensation that AMLI and the Service Companies have received from AMLI's co-investment activities from the Initial Offering through December 31, 2003:

         AMLI CO-INVESTMENT COMPENSATION SINCE THE INITIAL OFFERING
                               (in thousands)

                       1994-
                       1999      2000     2001     2002     2003    Total
                      -------   ------   ------   ------   ------  -------
Transaction fees:(1)
  Acquisition fees. . .$ 1,015     705      118      401    --       2,239
  Development fees. . . 7,694    1,904    1,701    2,355    1,330   14,984
  Construction fees . . 7,905    3,005    1,974    1,322      320   14,526
  Disposition fees. . .   806      512      234      642      567    2,761
  Debt/Equity
    placement fees. . .   264      327      113     --      --         704
                      -------   ------   ------   ------   ------   ------
                       17,684    6,453    4,140    4,720    2,217   35,214
                      -------   ------   ------   ------   ------   ------
Recurring fees and
 other interests:(2)
  Asset management
    fees. . . . . . . . 4,635      943    1,056      916      804    8,354
  Property manage-
    ment fees . . . . . 9,068    4,956    6,601    6,511    6,460   33,596
  Cash flow
    preferences . . . .   635    1,090    2,107    2,314    1,767    7,913
                      -------   ------   ------   ------   ------   ------
                       14,338    6,989    9,764    9,741    9,031   49,863
                      -------   ------   ------   ------   ------   ------
Value added:
  Promoted interest
    from cash flow. . .   139      137      173      726      549    1,724
  Promoted interest
    from sale . . . . .   554    1,181    1,796     --        375    3,906
                      -------   ------   ------   ------   ------   ------
                          693    1,318    1,969      726      924    5,630
                      -------   ------   ------   ------   ------   ------
       Total. . . . . .$32,715  14,760   15,873   15,187   12,172   90,707
                      =======   ======   ======   ======   ======   ======

--------------------

(1) The transaction fees are shown net of intercompany eliminations to the extent of AMLI's percentage interest in its co-investment partnerships. The amounts shown represent the portion of the fees earned in the applicable year.

(2) Recurring fees are shown before intercompany eliminations because such fees are expensed by the co-investment partnerships, which reduce AMLI's share of income from the partnerships. AMLI owns an average 31% interest in the 37 co-investment partnerships at December 31, 2003. The amounts shown represent the portion of the fees earned in the applicable year.

DISPOSITION ACTIVITIES

      The following table summarizes AMLI's disposition activities from the Initial Offering through December 31, 2003 (dollars in thousands):

                                No. of         No. of            Total
                              Communities      Apartment         Sale
                                 Sold           Homes            Price
                              -----------      ---------     -------------

Wholly-owned. . . . . .             16             5,356          $336,488
Co-investment
  partnerships. . . . .             11             3,585           266,384
                                    --             -----          --------
Total disposition
  activities. . . . . .             27             8,941          $602,872
                                    ==             =====          ========



ITEM 3.  LEGAL PROCEEDINGS

      None of AMLI, the Operating Partnership, the Service Companies or the co-investment partnerships is presently subject to any material litigation nor, to AMLI's knowledge, has any material litigation been threatened.
AMLI is a party to routine litigation and administrative proceedings arising in the ordinary course of business, most of which are expected to be covered by liability insurance and none of which, individually or in the aggregate, are expected to have a material effect on AMLI.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of AMLI's shareholders during the fourth quarter of the year ended December 31, 2003.


                                                      PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      AMLI's common shares began trading on the NYSE on February 9, 1994, under the symbol "AML."  The following table shows the quarterly high and low sale prices per share as reported on the NYSE and the dividends paid by
AMLI with respect to the periods noted.

                                                          2003                             2002
                                             -----------------------------    -----------------------------
                                                                 Dividends                        Dividends
                                              High       Low     Per Share      High       Low    Per Share
                                             ------     ------   ---------     ------     -----   ---------

  First Quarter . . . . . . . . . . . .      $21.84     $19.82      $0.48      $26.00    $23.40       $0.48
  Second Quarter. . . . . . . . . . . .       23.82      20.98       0.48       26.98     24.07        0.48
  Third Quarter . . . . . . . . . . . .       26.42      23.33       0.48       26.00     19.40        0.48
  Fourth Quarter. . . . . . . . . . . .       27.28      25.85       0.48       22.15     18.84        0.48




      The number of beneficial holders of common shares at March 1, 2004 was approximately 10,000.  The information concerning beneficial owners is based on information provided by brokers and depositories who hold shares in their names on behalf of others.




      Dividends are declared and paid quarterly in the same month. On March 1, 2004, the last reported sale price of the common shares on the NYSE was $28.36 per share. On the same date, AMLI had 21,763,076 common shares outstanding held by 295 shareholders of record.

      AMLI's current dividend payment level equals an annual rate of $1.92 per common share. In 2002, AMLI distributed 100% of its taxable income, composed of $1.92 per share from the current year and $0.17 per share representing the portion of the 2003 distribution designated as a throwback dividend to 2002. In 2003, AMLI distributed more than 100% of its taxable income. Accordingly, no provision has been made for Federal income taxes for AMLI. Dividends paid in 2003 were fully taxable (approximately 73% as ordinary income and 27% as capital gain). AMLI estimates that dividends to be paid in 2004 will also be fully taxable.

      Future distributions by AMLI will be at the discretion of the board of trustees and will depend on the actual cash available for distribution and funds from operations of AMLI, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as the board of trustees deems relevant. The annual dividend payments for calendar year 2003 (including capital gain dividend) necessary for AMLI to maintain its status as a REIT were approximately $0.82 per share.


RECENT PUBLIC OFFERING OF 2,415,000 SHARES OF BENEFICIAL INTEREST

      On August 7, 2003 AMLI closed on an equity offering of 2,415,000 common shares of beneficial interest issued to the public at $24.40 per share. Net proceeds from the sale, after deducting offering expenses, were approximately $58 million and were used to partially fund the purchase of the limited partnership interests held by AMLI's partner in three co-investment partnerships. Remaining net proceeds of the offering were used for subsequent community acquisitions and development and for general corporate purposes.

ITEM 6.  SELECTED FINANCIAL DATA

      The following table shows selected financial data relating to the historical financial condition and results of operations of AMLI.  Such selected financial data is qualified in its entirety by, and should be read in conjunction with, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations"
and the Consolidated Financial Statements and notes thereto included in this report.

                                                               HISTORICAL
                                      (Dollars in thousands, except share data and apartment homes)
                                    ----------------------------------------------------------------
                                         2003         2002         2001         2000         1999
                                      ----------   ----------   ----------   ----------   ----------
OPERATING DATA:
Total revenue . . . . . . . . . . . . $  109,912      104,475      107,036      112,650      110,153
Gains from sales of rental
  communities . . . . . . . . . . . .      6,284        1,283        9,603       50,180       21,158
Income from continuing operations
  before minority interest. . . . . .     18,746       20,118       44,406       83,511       53,788

Income from discontinued operations,
  net of minority interest. . . . . .      8,768       22,303        7,688        5,516        6,099

Net income. . . . . . . . . . . . . .     26,104       40,355       45,746       76,533       51,738
Net income attributable to
  common shares . . . . . . . . . . .     18,182       32,366       38,791       69,476       44,457

Net income per common share
  - basic . . . . . . . . . . . . . .       1.00         1.83         2.18         4.00         2.63
Net income per common share
  - diluted . . . . . . . . . . . . .       1.00         1.80         2.12         3.59         2.46

BALANCE SHEET DATA:
Residential real estate, before
 accumulated depreciation . . . . . .  1,034,448      768,281      802,414      748,345      729,325
Investments in partnerships . . . . .    147,291      197,517      184,270      166,569      107,518
Total assets. . . . . . . . . . . . .  1,163,334      920,854      919,002      865,991      804,618
Total debt. . . . . . . . . . . . . .    610,513      421,554      399,309      385,981      369,541
Mandatorily redeemable convertible
  preferred shares. . . . . . . . . .     93,247       93,247       93,287       74,144       74,144
Minority interest . . . . . . . . . .     31,203       65,728       68,186       59,537       57,813
Shareholders' equity. . . . . . . . .    384,013      302,128      330,277      325,795      282,897
OP Units owned by AMLI. . . . . . . . 25,419,568   20,720,250   22,115,368   21,324,504   20,971,138
Total OP Units. . . . . . . . . . . . 27,162,964   24,339,053   25,779,764   24,558,242   24,538,654





                                                               HISTORICAL
                                      (Dollars in thousands, except share data and apartment homes)
                                    ----------------------------------------------------------------
                                         2003         2002         2001         2000         1999
                                      ----------   ----------   ----------   ----------   ----------
OTHER DATA:
Funds from operations (1) . . . . . .     54,215       60,098       63,142       67,859       63,579
Net cash flow from operating
  activities. . . . . . . . . . . . .     62,313       57,564       57,039       53,080       62,503
Net cash flow from (for)
  investing activities. . . . . . . .   (191,782)      11,224      (38,444)     (21,259)     (22,014)
Net cash flow from (for)
  financing activities. . . . . . . .    129,368      (68,642)     (17,809)     (29,033)     (42,717)
Cash dividends paid per common
  share . . . . . . . . . . . . . . .       1.92         1.92         1.89         1.86         1.81
Apartment homes (2) . . . . . . . . .     15,302       12,044       12,569       12,191       12,715

UNCONSOLIDATED CO-INVESTMENT
 PARTNERSHIPS:
Total revenue . . . . . . . . . . . .    162,228      167,160      166,593      128,376       92,084
Residential real estate, before
  accumulated depreciation. . . . . .  1,156,800    1,402,502    1,243,786    1,173,863      795,779
Total assets. . . . . . . . . . . . .  1,073,252    1,318,729    1,184,528    1,112,991      772,897
Total debt. . . . . . . . . . . . . .    565,873      589,284      489,912      471,753      320,355
AMLI's share of debt. . . . . . . . .    209,577      216,172      186,842      170,654       99,068
Community net operating income. . . .     95,760      100,209      102,113       78,209       56,342
AMLI's share of income from
  partnerships (3). . . . . . . . . .      5,831        7,604        9,361        6,787        4,283
Apartment homes (2) . . . . . . . . .     13,922       18,030       17,626       16,801       13,034


     (1)  AMLI believes that funds from operations ("FFO") is useful as a measure of the performance of an equity REIT.  FFO is defined as net income (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (losses) from sales of operating properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships, joint ventures and other affiliates.  Adjustments for unconsolidated partnerships, joint ventures and other affiliates are calculated to reflect FFO on the same basis. FFO does not represent cash flows from operations, as defined by GAAP; is not indicative that cash flows are adequate to fund all cash needs; and is not to be considered an alternative to net income or any other GAAP measure as a measurement of the results of
          AMLI's operations or AMLI's cash flows or liquidity as defined by GAAP.  See reconciliation of net income to FFO in Item 7.

     (2)  Includes communities under development at end of year.

     (3)  See reconciliation of community net operating income to share of income from partnerships in Item 7.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Consolidated Financial Statements of AMLI Residential Properties Trust (the "Company" or "AMLI") as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001, and related notes. The terms "we", "us" or "our" when used in this discussion and analysis mean the Company or AMLI. Dollars are in thousands, except share data, rental rates and expenditures per unit.


OVERVIEW

      As of December 31, 2003, AMLI owned an approximate 94% general partnership interest in AMLI Residential Properties, L.P. (the "Operating Partnership" or "OP"), which holds the operating assets of AMLI. The 6% not owned by AMLI is owned by the limited partners that hold Operating Partnership units ("OP Units") which are convertible into common shares of AMLI on a one-for-one basis, subject to certain limitations. At
December 31, 2003, AMLI owned 25,419,568 OP Units (including 4,025,000 Preferred OP Units) and the limited partners owned 1,743,396 OP Units.
AMLI has qualified, and anticipates continuing to qualify, as a real estate investment trust ("REIT") for Federal income tax purposes.

      AMLI Management Company ("AMC") and AMLI Institutional Advisors, Inc. ("AIA") are each a service company subsidiary (collectively the "Service Companies"), which provide property management, construction, and institutional advisory services for AMLI and its co-investment partnerships. The Service Companies elected taxable REIT subsidiary ("TRS") status for Internal Revenue Service ("IRS") reporting purposes. AMLI Residential Construction, LLC ("Amrescon") is a wholly-owned subsidiary of AMC and has also elected to be a TRS.

      AMLI is one of the largest owners and operators of multifamily apartment communities in the United States having a focus on the upscale segment of the market with investments and operations in eight major markets in four regions in the United States. Over time, AMLI expects to selectively increase the number of markets in which it operates, thereby continuing its plan of long-term diversification that it has had since its initial offering. Through investment in, and operation of, income-producing apartment communities, AMLI primarily seeks to maximize operating earnings by increasing the net operating income ("NOI") from its portfolio of operating communities (internal growth), and by adding additional NOI by expanding the portfolio through its acquisition and development activities (external growth). In addition, AMLI employs a third external growth strategy, co-investment, whereby AMLI earns additional fee income and other compensation from forming partnerships with primarily institutional partners for the purpose of acquiring and developing multifamily communities.

      To support its growth strategies, AMLI has the internal expertise to develop and construct new communities, acquire existing assets from third parties, manage its assets and source debt and equity capital. AMLI's primary sources of revenue, which generate cash, include:

      1. Rental and other income earned from the leasing of its apartment homes, which are, in general, reflected directly in AMLI's Consolidated Statements of Operations if the investment is a wholly-owned community or in income from partnerships if AMLI's investment is in a co-investment community.

      2.    Property management fees earned by AMC.

      3.    Construction management fees earned by Amrescon.

      4.    Fees and other compensation from its co-investment business.

      5.    Gains from sales of AMLI's interests in the Communities.

      The discussion which follows includes management's view of the U.S. apartment industry and of AMLI's position within this industry.

      The U.S. apartment industry is a mature one, having a long history of providing housing for a substantial number of the country's residents. Apartments, along with office, retail and industrial, are considered the four main real estate asset investment classes. Apartment investing has historically been recognized as providing a high level of risk-adjusted returns compared to other real estate investments. Among the relative attractions of investing in apartments are the ability to maintain occupancy during different economic environments and the relatively lesser amount of capital expenditures needed to maintain, operate and lease an apartment community.

      The apartment industry is very competitive. There are many owners, operators and investors nationally and in each of the markets in which AMLI operates. All of AMLI's communities are subject to competition from other apartment communities and segments of the "for sale" housing market.
AMLI's current and potential residents generally have a wide variety of alternative housing choices. Notwithstanding, AMLI's communities are very competitive in their local marketplaces, and AMLI's business and operating strategies are designed to promote the benefits of living in an AMLI<registered trademark> community.

      The amount of rental and other community-related income that AMLI earns is primarily a function of the relative demand for apartments compared to the available supply in the market at a point in time. A primary driver of demand in the apartment business is job growth. Net job losses as a result of the weak economic environment in the United States, particularly since the terrorist attacks on the World Trade Center in September 2001, have caused a reduction in demand. Additionally, historically low interest rates have encouraged "for sale" construction, and purchases of single-family homes, townhomes and condominiums, which have been at all time highs the last few years. There is a natural spread between the cost of home ownership and the cost of apartment rental, and as interest rates fell faster than apartment rents, many in the U.S. were encouraged to move out of apartments. Nevertheless, investment demand for apartments has been very high, causing many merchant builders to continue to develop new communities.

      Weaker demand coupled with greater supply has caused AMLI to drop rental rates across all of its markets during the last two years in order to increase or maintain occupancy. The net effective rents and occupancy levels of AMLI's communities are very competitive. During 2003, AMLI experienced an increase in occupancy, but was generally limited in its ability to raise rents. AMLI is cautiously projecting a modest increase in total rental revenue from its Same Store Communities in 2004 compared to 2003, but continues to be exposed to decreasing rents if additional supply outpaces demand.

      AMLI has continued to invest in its communities during this recession, and the physical condition of AMLI's portfolio, as a whole, is excellent. Community rental expenses (e.g. including personnel costs, real estate taxes, utilities, insurance and repair and maintenance) have annually increased, even as revenue have decreased. Notwithstanding a slight increase in AMLI's communities' operating expense ratio during 2003, AMLI's communities operated at a gross profit margin of 56.4%.

      Weaker economic conditions have also negatively impacted the amount of property management fees earned by AMC, as such fees are based on a percentage of each community's gross revenue. AMLI has also slowed its development and construction activities over the last two years, resulting in a lesser amount of development fees earned by the Operating Partnership and a lesser amount of construction management fees earned by Amrescon. AMLI only earns development fees when it provides such services to a co-investment partnership, whereas Amrescon earns construction management fees in its performance as the general contractor whether the community is developed wholly-owned or in co-investment.

     AMLI believes that the operating prospects for its existing development communities remain acceptable based upon current economic and other conditions existing in the areas in which AMLI's development activities are occurring. There are uncertainties and risks with any development project. While AMLI has prepared development budgets and has estimated completion and stabilization target dates for each of the development communities based upon what it believes are reasonable assumptions, there can be no assurance that actual costs will not exceed current budgets or that AMLI will not experience construction delays due to the unavailability of building materials, weather conditions or other events beyond AMLI's control. Similarly, adverse market conditions at the time that the development communities become available for leasing could affect the rental rates that may be charged and the period necessary to achieve stabilization at the development communities.

      Notwithstanding, AMLI has an excellent development track record and does not currently expect any significant costs to be incurred in excess of its current budgets, nor does it expect any significant delays in the delivery of completed units. Four of the five communities being developed in which the Operating Partnership owns an interest, and one of the two communities being developed by Amrescon, are currently expected to be completed and initially leased to stabilization during 2004. Four of such seven developments are co-investment communities. AMLI's current estimate of its share of equity needed to complete the development and lease-up of all seven communities is approximately $10,000, net of available construction financing and co-investment partner contributions, an amount which AMLI has available to it.

      In addition to development fees, AMLI has historically earned acquisition and other fees by acquiring communities in co-investment partnerships; however, 2003 was the first time in AMLI's history that it did not do so and, as such, did not earn any acquisition fees.

      AMLI is expecting to incur $400-$500 in increased general and administrative expenses during 2004 as it complies with various new legislation dealing with corporate governance. Such expenses include those associated with formalizing an internal audit function.

      Although operating earnings have decreased each of the last three years, AMLI has maintained a consistent quarterly dividend rate, which has been covered by annual operating cash flow. AMLI's current projections for 2004 anticipate a reduced dividend payout ratio, a situation that AMLI closely monitors to make sure that it does not over-commit beyond its resources nor become too illiquid to satisfy short-term obligations. AMLI believes that its balance sheet is reasonably strong and there is no debt-related stress that is foreseeable. In recent years AMLI has sought to increase the size of its portfolio through development and acquisition opportunities, net of dispositions; however, due to asset pricing and other factors AMLI has not been an aggressive investor during such period. AMLI has debt and equity capital available to it and may consider expanding its investment activities in 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      ACCOUNTING FOR INVESTMENTS IN AND TRANSACTIONS WITH UNCONSOLIDATED PARTNERSHIPS

      AMLI acquires and develops multifamily communities in co-investment partnerships with partners, primarily institutional investors such as insurance companies, endowments, foundations, and public and corporate pension funds. AMLI believes that co-investment partnerships create an opportunity to leverage AMLI's acquisition, development and management expertise and generate higher returns on its invested equity capital.

      AMLI does not control the partnerships in which it co-invests as AMLI shares decision making authority over all major decisions with various co-investment partners; therefore, AMLI's investments in these partnerships are appropriately accounted for using the equity method of accounting. As a result, almost half of AMLI's assets and related debt (and all of AMLI's co-investment partners' equity) are reported "off-balance sheet."

      Because AMLI has differentiated itself from other publicly-owned multifamily residential REITs in the manner and to the extent it conducts its business through partnerships with institutional investors, the following condensed combined financial information for AMLI and its partnerships at December 31, 2003, as shown below, is presented as supplementary information intended to provide a better understanding of AMLI's financial position.

      The information presented in the following table includes the unconsolidated partnerships at 100%.

                                                             AMLI and
                             Consolidated  Unconsolidated  Unconsolidated
                                 AMLI       Partnerships    Partnerships
                               ("GAAP")       at 100%       (Combined)
                             ------------  --------------  --------------

Rental communities. . . . . . $  933,431         986,823       1,920,254
Accumulated depreciation. . .   (116,830)       (114,784)       (231,614)
                              ----------      ----------      ----------

                                 816,601         872,039       1,688,640
Rental communities
  held for sale, net
  of accumulated
  depreciation. . . . . . . .     61,826           --             61,826

Land and rental communities
  under development . . . . .     15,200         169,977         185,177
Investments in partnerships .    147,291        (147,291)          --
Other, net. . . . . . . . . .     78,058          (3,588)         74,470
                              ----------      ----------      ----------
                               1,118,976         891,137       2,010,113

Debt - AMLI's share . . . . .   (610,513)       (209,577)       (820,090)
Debt - partners' share. . . .      --           (347,096)       (347,096)
                              ----------      ----------      ----------
Total net assets. . . . . . .    508,463         334,464         842,927
Partners' share of net
  assets. . . . . . . . . . .      --           (334,464)       (334,464)
                              ----------      ----------      ----------
AMLI's share of
  net assets. . . . . . . . . $  508,463           --            508,463
                              ==========      ==========      ==========

      The information presented in the following table includes AMLI's proportionate share of unconsolidated partnerships.

                                                             AMLI and
                             Consolidated                    Share of
                                 AMLI          Share of     Partnerships
                               ("GAAP")      Partnerships   (Combined)
                             ------------    ------------  --------------
Rental communities. . . . . . $  933,431         356,569       1,290,000
Accumulated depreciation. . .   (116,830)        (39,467)       (156,297)
                              ----------      ----------      ----------
                                 816,601         317,102       1,133,703

Rental communities held
  for sale, net of
  accumulated depreciation. .     61,826           --             61,826

Land and rental communities
  under development . . . . .     15,200          40,334          55,534
Investments in partnerships .    147,291        (147,291)          --
Other, net. . . . . . . . . .     78,058            (568)         77,490
                              ----------      ----------      ----------
                               1,118,976         209,577       1,328,553

Debt - AMLI's share . . . . .   (610,513)       (209,577)       (820,090)
                              ----------      ----------      ----------
AMLI's share of
  net assets. . . . . . . . . $  508,463           --            508,463
                              ==========      ==========      ==========

      AMLI conducts business through its co-investment partnerships primarily to increase AMLI's return on invested capital as a result of fees and other compensation it earns and to expand AMLI's access to equity capital; otherwise, AMLI conducts business through its co-investment partnerships in the same way it conducts the business of its Wholly-Owned Communities. AMLI is compensated in a variety of ways for the services it provides to these co-investment partnerships or AMLI's partners. Most of the accounting policies that are deemed to be Critical Accounting Policies relate to accounting for this compensation. Compensation earned by the OP generally includes acquisition fees, disposition fees, development fees, asset management fees, cash flow preferences, financing fees and promoted interests. Compensation earned by the Service Companies includes construction and property management fees.

      In general, fees are recognized upon completion of the earnings process, regardless of the timing of the receipt of cash. For instance, acquisition and disposition fees are recognized only upon completion of an acquisition or disposition of a community on behalf of a co-investment partnership, and asset management and property management fees are recognized as they are earned as services are provided. Development and construction fees are recognized using the percentage of completion method (e.g., 40% of total development fees are recognized when 40% of total costs are incurred). Payment of a portion of development fees earned may, in some instances, be deferred until completion of development and lease-up. Absent indications of inability to complete development or lease-up, this payment deferral does not necessitate deferral of development fee income as recognized on the percentage of completion method.

      A portion of any fees earned from a co-investment partnership is eliminated to the extent of AMLI's ownership interest (that is, AMLI does not recognize as income). For instance, if AMLI earns a $400 acquisition fee, which is earned from a partnership in which it holds a 25% ownership interest, only $300 in fee income is recognized. Because the co-investment partnership has incurred $400 of cost and capitalized this fee as part of its acquisition cost, AMLI's share of equity on the books of this partnership will exceed its investment in this partnership by $100. The eliminated fees and the other differences are being taken into earnings over 40 years as the underlying communities are depreciated. Any remaining unamortized fees are taken into income upon a community's disposition.

      At December 31, 2003, details of the differences between AMLI's aggregate investment in partnerships and its aggregate share of equity as recorded on the books of these partnerships, net of amortization accumulated are as follows:

            AMLI's share of equity in
              partnerships                         $143,725
            Negative investment balances
              presented in other liabilities          6,184
            Capitalized interest                      4,220
            Eliminated fees                          (5,503)
            Eliminated construction profits          (1,866)
            Other comprehensive loss                 (1,098)
            Other, net                                1,629
                                                   --------
            Total investment in partnerships       $147,291
                                                   ========

      AMLI capitalizes interest relating to its investments to the extent that qualified assets of each partnership (those under development) exceed debt of that partnership. Most of the $4,220 capitalized interest relates to AMLI's capital contributions which funded its share of the development costs of communities owned by unleveraged partnerships. Capitalized interest is being amortized against earnings over 40 years.

      PROMOTED INTERESTS

      In most of the co-investment partnerships, AMLI is entitled to an increased share of any cash distributions after AMLI and its co-investment partner have received a stated return of or on their capital investment. AMLI receives the "promoted interests" for having managed successful investments for its partners. The promoted interest amounts are recognized in income when received in cash. Most of this additional distribution is recognized as income following the sale of the community and distribution of the proceeds, although receipt of cash and recognition of income can occur earlier and is typically included in Income from partnerships.

      ACCOUNTING FOR INVESTMENTS IN AND TRANSACTIONS WITH THE SERVICE
COMPANIES

      Each of the Service Companies is a TRS established to provide services for fees, primarily to AMLI and its co-investment partnerships. Through ownership of these subsidiaries, AMLI is able to participate in the costs and benefits of value-added activities, which would be impermissible for a REIT to undertake directly. AMLI eliminates fee income generated by the Service Companies to the extent of AMLI's interest in the respective co-investment partnerships.

      Capital needs of the Service Companies since AMLI's initial offering in 1994 have resulted primarily from (1) working capital requirements associated with construction activities undertaken on behalf of AMLI and its co-investment partnerships, (2) information technology costs, especially in 2001, to give AMC the scalable systems needed to accommodate future growth, and (3) costs of real estate acquired.

      AMC capitalizes costs of hardware and software acquired and installed, and also capitalizes internal costs associated with software development, and amortizes all such costs over five years. Some accounting judgment is required in the determination of the costs appropriate for capitalization and in the determination of the appropriateness of the period over which such costs are amortized. Total deferred information technology costs, net of accumulated amortization, were $8,500 at December 31, 2003.

      In conjunction with AMLI's land acquisition activities, Amrescon has acquired land that is being held for sale. In 2001, Amrescon also commenced participation in two joint ventures which are building multifamily developments intended for sale at or near completion.

      COMMUNITY ACQUISITION COST

      Pursuant to Statement of Financial Accounting Standards No. 141 "Accounting for Business Combinations," ("SFAS 141"), AMLI allocates a portion of the total acquisition cost of communities acquired to leases in existence as of the date of acquisition. During 2003 AMLI allocated $6,878 of the total acquisition cost to existing leases; this amount is included in depreciable property in the accompanying Consolidated Balance Sheet as of December 31, 2003 and is being amortized over the average remaining terms of the leases (approximately twelve months and considerably less than the depreciable lives associated with all other acquisition costs). Amortization of $1,536 for this allocated cost was included in the accompanying Statement of Operations for the year ended December 31, 2003. Rental rates of all acquired leases approximate current market rent.

      COST CAPITALIZATION

      AMLI capitalizes costs associated with developing real estate and significant costs incurred to improve or replace components of completed communities. Details of costs capitalized and expensed are provided later in this discussion. There is diversity in accounting policies adopted by the real estate industry. AMLI is of the opinion that its policies are generally consistent with industry practice. One exception is that AMLI expenses the cost of exterior painting of existing communities. Additional formal guidance regarding cost capitalization is anticipated to become effective after December 31, 2004. Such new rules may, if and when adopted, cause certain capitalized real estate development-related costs to be expensed.

      VALUE OF LAND

      AMLI's inventory of land is carried at cost, but not in excess of fair value. Accounting judgment is required to value the land appropriately in instances in which cost may exceed fair value. AMLI determined that certain land parcels, which AMLI had intended to develop, were worth less than their carrying value. Accordingly, AMLI recorded a $700 and $550 provision for loss on these land parcels in 2003 and 2002, respectively.

RESULTS OF COMMUNITY OPERATIONS

GENERAL

      At December 31, 2003, AMLI owned interests in 71 stabilized communities containing 27,407 apartment homes and three communities in lease-up containing 1,303 apartment homes. Stabilized communities are communities that are fully completed and have, in the opinion of management, completed their initial lease-up. Thirty-nine of the communities are wholly-owned and their operating results are reflected in AMLI's Consolidated Statements of Operations under Rental operations as well as under Income from discontinued operations. Thirty-five are owned in partnerships, and AMLI's share of operating results are included in Income from partnerships.

      AMLI distinguishes between stabilized communities (which include Same Store communities, Communities acquired from/contributed to partnerships, New communities and Acquisition communities) from Development and lease-up communities and Communities sold, each of which are defined as follows:

      . Same Store communities - communities that have had stabilized operations and were owned by AMLI as of January 1, 2002.

      . Communities acquired from/contributed to partnerships - reflects operations of communities acquired from or contributed to partnerships for the periods presented.

      . New communities - communities that were developed by AMLI and began stabilized operations after January 1, 2002.

      . Acquisition communities - communities having stabilized operations that were acquired by AMLI after January 1, 2002.

      . Development and lease-up communities - communities being developed by AMLI that are not yet stabilized.

      . Communities sold - reflects operations through the date a community was sold.

      Community revenue comprises that portion of total revenue collected or due from leases of apartment homes and includes any such amounts as may be reported as discontinued operations.

      Community rental expenses comprise that portion of total expenses that include amounts reported as personnel, advertising and promotion, utilities, building repairs and maintenance and services, landscaping and grounds maintenance, real estate taxes, property management, and other expenses, and any such amounts as may be included in discontinued operations. Community rental expenses exclude losses from sales or valuation of land, expenses of the Service Companies, general and administrative expenses, interest, taxes, depreciation and amortization.

      AMLI uses NOI to measure the operating results of its communities. NOI represents community revenue less community rental expenses. NOI is universally used in the industry in the valuation of income producing real estate, and as supplementary performance measure. This performance measure is not intended as a replacement for net income determined in accordance with generally accepted accounting principles ("GAAP").

WHOLLY-OWNED COMMUNITIES

      For the year ended December 31, 2003, NOI from Wholly-Owned Communities increased slightly from the same period a year ago, which was primarily attributable to a 5.1% increase in rental revenue. NOI generated by acquisition, including acquisition of partners' interests and development activity, exceeded NOI lost from sold communities by $5,777. However, NOI from 11,013 apartment homes included in Same Store communities decreased by $5,589, or 9.4%.

      Revenue, rental expenses and NOI from Wholly-Owned Communities for the years ended December 31, 2003 and 2002 are summarized as follows:

                                         Years Ended
                                         December 31,
                                      ------------------    Increase
                                       2003       2002     (Decrease)
                                     --------   --------   ----------
TOTAL WHOLLY-OWNED
COMMUNITY REVENUE
------------------
Same Store communities. . . . . . .  $ 96,081    100,130      (4,049)
Communities acquired from/
  contributed to partnerships . . .    12,123      --         12,123
Development and lease-up
  communities . . . . . . . . . . .     1,903        189       1,714
Acquisition communities . . . . . .     4,259      1,794       2,465
Communities sold. . . . . . . . . .     3,517     10,086      (6,569)
                                     --------   --------    --------
  Total . . . . . . . . . . . . . .   117,883    112,199       5,684
  Discontinued operations . . . . .    17,324     20,389      (3,065)
                                     --------   --------    --------
  Continuing operations . . . . . .  $100,559     91,810       8,749
                                     ========   ========    ========

TOTAL WHOLLY-OWNED
COMMUNITY RENTAL EXPENSES
-------------------------
Same Store communities. . . . . . .  $ 42,192     40,652       1,540
Communities acquired from/
  contributed to partnerships . . .     4,907      --          4,907
Development and lease-up
  communities . . . . . . . . . . .       917        370         547
Acquisition communities . . . . . .     1,994        789       1,205
Communities sold. . . . . . . . . .     1,377      4,080      (2,703)
                                     --------   --------    --------
  Total . . . . . . . . . . . . . .    51,387     45,891       5,496
  Discontinued operations . . . . .     7,336      7,993        (657)
                                     --------   --------    --------
  Continuing operations . . . . . .  $ 44,051     37,898       6,153
                                     ========   ========    ========

TOTAL WHOLLY-OWNED
COMMUNITY NOI
------------------
Same Store communities. . . . . . .  $ 53,889     59,478      (5,589)
Communities acquired from/
  contributed to partnerships . . .     7,216      --          7,216
Development and lease-up
  communities . . . . . . . . . . .       986       (181)      1,167
Acquisition communities . . . . . .     2,265      1,005       1,260
Communities sold. . . . . . . . . .     2,140      6,006      (3,866)
                                     --------   --------    --------
    Total . . . . . . . . . . . . .    66,496     66,308         188
    Discontinued operations . . . .     9,988     12,396      (2,408)
                                     --------   --------    --------
    Continuing operations . . . . .  $ 56,508     53,912       2,596
                                     ========   ========    ========

                                         Years Ended
                                         December 31,
                                      ------------------    Increase
                                       2003       2002     (Decrease)
                                     --------   --------   ----------
RECONCILIATION OF INCOME
FROM RENTAL OPERATIONS
------------------------
Community rental revenue (1). . . .  $117,883    112,199       5,684
Community rental expenses (1) . . .   (51,387)   (45,891)     (5,496)
                                     --------   --------    --------
Community NOI (1) . . . . . . . . .    66,496     66,308         188
Income from discontinued
  operations. . . . . . . . . . . .    (9,988)   (12,396)      2,408
Income from partnerships. . . . . .     5,831      7,604      (1,773)
Depreciation. . . . . . . . . . . .   (22,240)   (17,974)     (4,266)
                                     --------   --------    --------
Income from rental operations
  (excluding discontinued
  operations) . . . . . . . . . . .  $ 40,099     43,542      (3,443)
                                     ========   ========    ========

   (1)  Including discontinued operations.


CO-INVESTMENT COMMUNITIES

      For the year ended December 31, 2003, NOI from Co-investment Communities decreased from the same period a year ago by $4,449, or 4.4%, which was primarily attributable to a 2.9% decrease in rental revenue. Revenue lost from sold communities, including communities acquired by AMLI, exceeded revenue generated by acquisition and development activities. NOI from 10,301 apartment homes included in Same Store communities decreased by $3,178, or 4.8%, primarily due to lower rental rates.

      Revenue, operating expenses and NOI from Co-investment Communities at 100% for the years ended December 31, 2003 and 2002 are summarized as follows:

                                         Years Ended
                                         December 31,
                                      ------------------    Increase
                                       2003       2002     (Decrease)
                                     --------   --------   ----------
TOTAL CO-INVESTMENT
COMMUNITY REVENUE
-------------------
Same Store communities. . . . . . .  $106,442    108,637      (2,195)
Communities acquired from/
  contributed to partnerships . . .    17,391     29,571     (12,180)
New communities . . . . . . . . . .     9,059      7,463       1,596
Development and lease-up
 communities. . . . . . . . . . . .    11,755      2,756       8,999
Acquisition communities . . . . . .     9,582      5,831       3,751
Communities sold. . . . . . . . . .     7,808     12,591      (4,783)
                                     --------   --------    --------
    Total . . . . . . . . . . . . .  $162,037    166,849      (4,812)
                                     ========   ========    ========

                                         Years Ended
                                         December 31,
                                      ------------------    Increase
                                       2003       2002     (Decrease)
                                     --------   --------   ----------
TOTAL CO-INVESTMENT COMMUNITY
RENTAL EXPENSES
-----------------------------
Same Store communities. . . . . . .  $ 43,189     42,206         983
Communities acquired from/
  contributed to partnerships . . .     7,137     11,658      (4,521)
New communities . . . . . . . . . .     3,455      3,384          71
Development and lease-up
 communities. . . . . . . . . . . .     5,589      2,052       3,537
Acquisition communities . . . . . .     3,414      2,016       1,398
Communities sold. . . . . . . . . .     3,493      5,324      (1,831)
                                     --------   --------    --------
    Total . . . . . . . . . . . . .  $ 66,277     66,640        (363)
                                     ========   ========    ========

TOTAL CO-INVESTMENT
COMMUNITY NOI
-------------------
Same Store communities. . . . . . .  $ 63,253     66,431      (3,178)
Communities acquired from/
  contributed to partnerships . . .    10,254     17,913      (7,659)
New communities . . . . . . . . . .     5,604      4,079       1,525
Development and lease-up
 communities. . . . . . . . . . . .     6,166        704       5,462
Acquisition communities . . . . . .     6,168      3,815       2,353
Communities sold. . . . . . . . . .     4,315      7,267      (2,952)
                                     --------   --------    --------
    Total . . . . . . . . . . . . .  $ 95,760    100,209      (4,449)
                                     ========   ========    ========

RECONCILIATION OF INCOME
FROM PARTNERSHIPS
------------------------
Community rental revenue. . . . . .  $162,037    166,849      (4,812)
Community rental expenses . . . . .   (66,277)   (66,640)        363
                                     --------   --------    --------
Community NOI . . . . . . . . . . .    95,760    100,209      (4,449)

Sale of rental communities. . . . .    82,138     44,050      38,088
Cost of rental communities sold . .   (56,262)   (35,495)    (20,767)
Other income. . . . . . . . . . . .       191        311        (120)
Other expenses. . . . . . . . . . .    (1,554)    (1,711)        157
Interest expense and
  amortization. . . . . . . . . . .   (40,795)   (38,617)     (2,178)
Depreciation. . . . . . . . . . . .   (35,810)   (36,729)        919
                                     --------   --------    --------
Net income. . . . . . . . . . . . .    43,668     32,018      11,650
Co-investment partners' share . . .    37,837     24,414      13,423
                                     --------   --------    --------
Income from partnerships. . . . . .  $  5,831      7,604      (1,773)
                                     ========   ========    ========


ACQUISITIONS

      During 2003 AMLI acquired interests it did not already own in eight rental communities from five partners and one community from a third party as follows:


                           Percentage
                            Interest            Price              Debt
Community                   Acquired            Paid              Assumed          Partner
---------                  ----------         ---------          ---------         ----------
AMLI:

  at Verandah                     65%          $  6,230            10,382          LaMoon

  at Castle Creek                 60%            14,070             --             Endowment Realty Investors

  Creekside                       75%            13,790             --             Endowment Realty Investors

  at Regents Crest                75%            17,826            10,974          Endowment Realty Investors

  on Spring Mill                 100%            29,331             --             Prudential Insurance Company

  at Oakhurst North               75%            37,083             --             Prudential Insurance Company

  at Danada Farms                 90%            41,890            20,947          Ohio State Teachers Retirement
                                                                                   System

  at Oak Bend                     60%             3,896            10,847          Flormont, Inc.
                                               --------           -------

                                                164,116 (1)        53,150 (1)

  Knox-Henderson                  100%           17,900             --
                                               --------           -------

    Total                                      $182,016            53,150
                                               ========           =======


   (1)      Represents the price paid for partners' interests acquired and share of the related debt assumed by AMLI.




COMMUNITIES UNDER DEVELOPMENT OR IN LEASE-UP AND LAND HELD FOR DEVELOPMENT OR SALE

      COMMUNITIES UNDER DEVELOPMENT OR IN LEASE-UP

      During the construction period, interest and real estate taxes incurred and amortization of deferred costs relating to communities under development are capitalized.  Total estimated completion costs include cost of initial lease-up, some of which will be expensed.  At December 31, 2003, AMLI had interests in seven communities under development or in lease-up including four owned in partnerships, as follows:

                                                          TOTAL        TOTAL               AMLI'S      AMLI'S
                                                       CAPITALIZED   ESTIMATED             SHARE OF    EQUITY
                                     NUMBER   NUMBER     THROUGH     COSTS UPON            REQUIRED    FUNDED
                                       OF       OF       DEC. 31,    COMPLETION            EQUITY      TO DATE
COMMUNITY            LOCATION        ACRES    UNITS        2003         (1)        DEBT      (1)         (2)
---------            --------        ------   ------   ------------  ----------  -------   ---------   -------

Wholly-owned
(in lease-up):
 AMLI Carmel
  Center             Carmel, IN         15      322     $ 27,627       28,400      --        28,400     28,400
                                       ---    -----     --------     --------    -------    -------    -------

Partnerships:
(AMLI's ownership
percentage):
 AMLI:
  at Milton Park
    (25%)            Alpharetta, GA     21      461       35,006       35,000      -- (3)     8,750      8,445
  at Seven Bridges
    (20%)            Woodridge, IL      13      520       78,816       83,000     51,000      6,400      5,733
  Downtown (30%)     Austin, TX          2      220       35,619       50,920     30,920      6,000      6,000
  at Museum
    Gardens (25%)    Vernon Hills,
                     IL                 17      294       20,536       61,400     37,000      6,100      4,348
                                       ---    -----     --------     --------    -------    -------    -------
     Total part-
       nerships                         53    1,495      169,977      230,320    118,920     27,250     24,526
                                       ---    -----     --------     --------    -------    -------    -------




                                                          TOTAL        TOTAL               AMLI'S      AMLI'S
                                                       CAPITALIZED   ESTIMATED             SHARE OF    EQUITY
                                     NUMBER   NUMBER     THROUGH     COSTS UPON            REQUIRED    FUNDED
                                       OF       OF       DEC. 31,    COMPLETION            EQUITY      TO DATE
COMMUNITY            LOCATION        ACRES    UNITS        2003         (1)        DEBT      (1)         (2)
---------            --------        ------   ------   ------------  ----------  -------   ---------   -------

Service Companies
 (being developed
 for sale):
  Walnut Creek
    (100%)           Austin, TX         28      460       28,765       31,000      --        31,000     28,989
  Old Town Carmel
    (100%)           Carmel, IN          5       91        6,394       11,400      --        11,400      6,394
                                       ---    -----     --------      -------    -------    -------    -------
     Total Service
       Companies                        33      551       35,159(4)    42,400      --        42,400     35,383
                                       ---    -----     --------      -------    -------    -------    -------
        Total                          101    2,368     $232,763      301,120    118,920     98,050     88,309
                                       ===    =====     ========      =======    =======    =======    =======


  (1) Includes anticipated cost of initial lease-up, some of which will be expensed.

  (2) AMLI's share of completion costs of $28,726 (excluding the Service Companies) is anticipated to be funded from existing loan commitments and $2,724 is expected to be paid in cash during 2004.

  (3) In January 2004, the partnership obtained a $22,000 commitment for a 10-year permanent financing at a rate of 5.1%.  At December 31, 2003 the community is unencumbered.

  (4) Includes Service Companies' assets totaling $34,618 plus additional interest capitalized in consolidation.




      LAND HELD FOR DEVELOPMENT OR SALE

      AMLI expenses interest carry on land parcels not currently under development.  AMLI evaluates the value of land parcels held for development or sale and provides an allowance for loss if it has determined that the fair value is less than the carrying amount.  The Service Companies' land held for sale is included in Service
Companies' assets in AMLI's Consolidated Balance Sheet at December 31, 2003.  At December 31, 2003, AMLI's land held for future development or sale is as follows:

                                                                                                      CARRYING
                                                                                                       VALUE,
                                                                                      TOTAL COSTS      NET OF
                                                                                      CAPITALIZED    ALLOWANCE
                                                              NUMBER    POTENTIAL      THROUGH      FOR LOSS AT
                                                                OF      NUMBER OF      DEC. 31,       DEC. 31,
                                        LOCATION              ACRES      UNITS           2003           2003
                                        --------              ------    ---------     -----------   ------------
Land held for development
  or sale                               Texas and
                                        Kansas                  119        1,930          $16,571        15,200

Service Companies' land held
  for sale                              Carmel, IN and
                                        Ft. Worth, TX           154          --            13,548        12,301
                                                                ---        -----          -------        ------
    Total                                                       273        1,930          $30,119        27,501
                                                                ===        =====          =======        ======
















      DISPOSITIONS

      AMLI sells communities which no longer meet AMLI's investment objectives.  The proceeds from such sales are typically invested in the acquisition or development of new communities as a way to continually improve the quality of its portfolio and increase the potential for growth in NOI.  Pursuant to SFAS 144, beginning in 2002, dispositions of Wholly-Owned Communities are reported as discontinued operations.  Gains on sales of Wholly-Owned
Communities are also reported as discontinued operations.  Dispositions of Co-investment Communities are not discontinued operations.  Gains on sales of Co-investment Communities are shown net of disposition fees and promoted interests paid to AMLI by such partnerships.  The table below summarizes the rental communities sold during 2002 - 2003:

                                                                     COSTS
                                             YEAR                    BEFORE
                                NUMBER     ACQUIRED/      DATE       DEPRE-       SALE      NET
COMMUNITY      LOCATION        OF UNITS    DEVELOPED      SOLD       CIATION      PRICE   PROCEEDS        GAIN
---------      --------        --------    ---------    --------     --------    -------- --------      --------
WHOLLY-OWNED:
AMLI:
 at Glen-
  eagles       Dallas, TX           590      88/97       8/14/02      $27,613      35,675  34,720         14,247
 at Western
  Ridge        Houston, TX          318       2000      12/20/02       20,317      24,600  23,998          4,659
 at Town
  Center       Overland Park, KS    156       1997      12/29/03       13,698      14,750  14,304(1)       3,355
 at Centennial
  Park         Overland Park, KS    170       1998      12/29/03       16,982      17,600  17,008(1)       2,333
                                  -----                              --------     -------  ------        -------

    Total wholly-owned            1,234                                78,610      92,625  90,030         24,594
                                  -----                              --------     ------- -------        -------





                                                                     COSTS
                                             YEAR                    BEFORE
                                NUMBER     ACQUIRED/      DATE       DEPRE-       SALE      NET
COMMUNITY      LOCATION        OF UNITS    DEVELOPED      SOLD       CIATION      PRICE   PROCEEDS        GAIN
---------      --------        --------    ---------    --------     --------    -------- --------      --------

CO-INVESTMENTS
(AMLI's owner-
ship percentage):
AMLI at:
 Champions
  Park (15%)   Houston, TX          246       1994       4/18/02       13,723      13,145  12,783          1,799
 Champions
  Centre (15%) Houston, TX          192       1994       4/18/02       10,205      10,755  10,458          2,232
 Greenwood
  Forest (15%) Houston, TX          316       1995        8/1/02       18,202      20,150  19,407          4,524
 Willeo Creek
  (30%)        Roswell, GA          242       1995       8/21/03       16,174      19,500  18,965          5,950
 Fossil Creek
  (25%)        Ft. Worth, TX        384       1998      10/15/03       22,027      27,500  27,002          9,223
 Park Bridge
  (25%)        Alpharetta, GA       352       2000      12/23/03       24,719      33,000  32,328          9,941
                                  -----                              --------     ------- -------        -------

    Total partnerships            1,732                               105,050     124,050 120,943         33,669
                                  -----                              --------     ------- -------        -------

    Total                         2,966                              $183,660     216,675 210,973         58,263
                                  =====                              ========     ======= =======        =======



(1)  Includes $28,530 purchase money note received for the sale of these communities.



SAME STORE COMMUNITIES - COMBINED

      For purposes of this discussion and analysis, 100% of the results of operations of AMLI's Co-investment Communities is combined with the results of operations of AMLI's Wholly-Owned Communities. As of December 31, 2003, 24,292 apartment homes, or 88.6% of total apartment homes in AMLI's stabilized communities, were categorized as Same Store communities, of which 11,013 apartment homes were wholly-owned, 10,301 were owned in partnerships and 2,978 apartment homes were previously Co-investment Communities and became wholly-owned during the two-year period ending December 31, 2003. The following commentary is based primarily on an analysis of AMLI's Same Store portfolio since the operating results of stabilized communities owned over comparable periods generally provide a better perspective of market conditions affecting AMLI's portfolio.


RENTAL REVENUE

      For the calendar year 2003 compared to the calendar year 2002, rental revenue declined 3.4%. The change was attributable to a 4.5% decline in collected rent per occupied unit, which was mostly offset by a 1.0% increase in occupancy.


OCCUPANCY

      The following chart shows weighted average physical occupancy, calculated based on the average of each day's physical occupancy during the month, for all Same Store communities for each of AMLI's markets and for the AMLI portfolio in total:

                  DAILY WEIGHTED AVERAGE PHYSICAL OCCUPANCY
                           SAME STORE COMMUNITIES

                                        Quarter
                                         Ended        Years Ended
                                        -------    ------------------
                                         2003       2003       2002
                                        -------    -------    -------
                                        Dec 31     Dec 31     Dec 31
                                        -------    -------    -------
      Dallas. . . . . . . . . . . .      93.0%      91.4%      90.5%
      Atlanta . . . . . . . . . . .      94.0%      92.2%      90.2%
      Austin. . . . . . . . . . . .      91.9%      91.8%      92.0%
      Houston . . . . . . . . . . .      93.4%      92.0%      91.8%
      Indianapolis. . . . . . . . .      93.1%      91.9%      90.8%
      Kansas City . . . . . . . . .      92.7%      91.6%      91.3%
      Chicago . . . . . . . . . . .      93.3%      92.0%      90.3%
      Denver. . . . . . . . . . . .      91.2%      98.6%      87.8%
                                        ------     ------     ------
      Total portfolio (1) . . . . .      93.1%      91.7%      90.7%
                                        ======     ======     ======

     (1) Occupied apartments exclude community models and apartments not in service due to fire, flood or otherwise. The average occupancy for the quarter and year is based on simple average of the monthly occupancy.

      In addition to physical occupancy as an indicator of market conditions, some in the apartment industry measure economic occupancy as well. Because the calculation of economic occupancy typically adjusts the value of vacancies and concessions (among other items) from quoted market rents, many believe that it is a better indicator of market fundamentals. Since there is no consistent industry measurement of economic occupancy and the calculation is derived from many variable data, AMLI prefers to measure total revenue earned per each occupied apartment home. As AMLI's policy is to reserve as a bad debt any rent or other payments due from a resident that is more than 30 days delinquent, revenue earned for purposes of this analysis is essentially equal to collected revenue per unit, another metric used by some in the apartment industry.

      The following chart shows weighted average total revenue per occupied apartment home for Same Store communities for each of AMLI's markets and for the AMLI portfolio in total:

                    WEIGHTED AVERAGE TOTAL REVENUE EARNED
                         PER OCCUPIED APARTMENT HOME
                           SAME STORE COMMUNITIES

                                        Quarter
                                         Ended      Years Ended
                                        -------   ---------------
                                          2003     2003     2002
                                         ------   ------   ------
                                         Dec 31   Dec 31   Dec 31
                                         ------   ------   ------
      Dallas. . . . . . . . . . . . .    $  782      802      834
      Atlanta . . . . . . . . . . . .       823      846      887
      Austin. . . . . . . . . . . . .       770      799      862
      Houston . . . . . . . . . . . .     1,019    1,051    1,088
      Indianapolis. . . . . . . . . .       788      809      809
      Kansas City . . . . . . . . . .       802      812      828
      Chicago . . . . . . . . . . . .     1,064    1,089    1,135
      Denver. . . . . . . . . . . . .       953      996    1,066
                                         ------   ------   ------
      Total portfolio (1) . . . . . .    $  846      868      904
                                         ======   ======   ======

     (1) Calculated by taking the simple average of the monthly average total revenue. Each month's calculation is made by dividing that month's accrual basis rental and other income (total community revenue) by the weighted average number of apartments occupied during the month.


AMLI'S MARKETS

      The following provides commentary about each of AMLI's markets. Statistical information related to Same Store communities, including wholly-owned and co-investment communities at 100%, for the year 2003, compared to actual rental revenue for the year 2002.

      DALLAS rental revenue for the year 2003 decreased by 3.8% compared to 2002, as collected rent per occupied unit decreased by 4.7%. The decline in rents was slightly offset by an increase in occupancy, which was up 0.9% year over year. Collected rent per occupied unit continued to trend downward all year but at a slower pace each quarter, falling by 1.0% in the fourth quarter, compared to a 1.4% sequential drop in the previous quarter. Job growth remains elusive in the DF/W metroplex as employers shed 12,900 jobs in the trailing 12 months. Despite the continued weakness on the demand side, permit activity remains fairly strong with 12,715 new units authorized, representing 2.4% of existing stock.

      ATLANTA rental revenue for the year 2003 declined 3.5% compared to 2002, driven by a 5.6% decline in collected rent per occupied unit and a 2.0% increase in occupancy. The challenge in Atlanta remains absorption of new supply, with 11,000 units permitted for the last twelve months, which represents a 3.1% increase to the existing apartment stock. The good news in Atlanta is that annualized permits have fallen by 26.1% versus the same period of a year ago, and job growth has turned positive. Annual job growth was 68,100, or a 3.1% growth rate, compared to net jobs lost for the same period of a year ago.

      CHICAGO rental revenue for the year 2003 decreased 1.9% compared to a year ago, driven by a 3.7% decrease in collected rent per occupied unit, which was partially offset by an increase in occupancy of 1.7%. Collected rent per occupied unit continued to trend downward all year but declined at a slower pace towards the end of the year, dropping 0.7% in the fourth quarter compared to a 2.1% sequential drop in the third quarter. Employment losses in this market have slowed somewhat, but the lack of job growth continues to depress apartment demand and put downward pressure on rental rates. On the supply side, the Chicago metro issued permits for 11,374 new multifamily units, representing 1.4% of existing apartment stock, a 10% increase from the prior year.

      AUSTIN rental revenue for the year 2003 declined 7.6% compared to 2002 due to a decrease in collected rent per occupied unit of 7.4% and a slight decrease in occupancy of 0.2%. Austin continues to struggle with absorption as approximately 9,200 new units were completed in the past twelve months. Fortunately, permit activity continues to trend down as 1,940 permits were issued during the last twelve months, a decrease of 60% from the same period a year ago. Austin remains one of the few regions in the country posting sustainable job growth as approximately 6,000 jobs were added in the previous twelve months.

      KANSAS rental revenue for the year 2003 declined 2.1% compared to a year ago due to a decrease of 2.4% in collected rent per occupied unit. Occupancy for the year was up slightly, by 0.2%, over 2002. Demand fundamentals in Kansas continue to challenge community operations, as the metro area lost 8,600 jobs during the last twelve months, a negative 0.9% rate, following a loss of 18,300 jobs for the same period of a year ago. In addition, multifamily permits have trended up. For the past year, authorized permits totaled 2,649 units, a 15.9% increase over the same period of a year ago, representing a 2.1% increase to the existing apartment stock.

      INDIANAPOLIS rental revenue for the year 2003 grew by 0.1% compared to a year ago as a result of an increase in occupancy of 1.1%, which was mostly offset by a 1.2% decrease in collected rent per occupied unit. Demand and supply fundamentals in Indianapolis continue to be a concern. The BLS reported a loss of 17,100 jobs, or a negative 1.9% growth rate, for the last twelve months. In addition, 2,662 multifamily permits have been authorized over the past year, which is in line with the same period of a year ago, and represents a 2.2% increase to the existing apartment stock.

      HOUSTON rental revenue declined by 3.6% in 2003 compared to 2002. Collected rent per occupied unit fell 3.8% from the same period a year earlier while occupancy increased slightly by 0.2%. Houston continues to be faced with challenging supply and demand fundamentals in the near term. Permit activity has increased dramatically as 16,969 permits, 3.8% of the existing stock, were issued for the last twelve months, an increase of 65% over a year ago. On the demand side, Houston lost 1,100 jobs during the same period.

      DENVER rental revenue for the year 2003 compared to 2002 fell 5.6% due to continued weakness in the market, which pushed collected rent per occupied unit down by 7.1%. Occupancy, however, improved by 1.8%, which helped limit the decline in rental revenue. Denver continues to display weak demand/supply fundamentals driven by negative job growth and delivery of significant new supply. For the last twelve months, the metro area experienced a loss of 18,400 jobs, a negative 1.4% growth rate. On a positive note, authorized permits of 4,124 units for the same period represented a 33.9% and 67.9% decrease compared to one and two years ago, respectively.


OTHER COMMUNITY REVENUE

      Includes non-rental income items such as revenue from parking garages and carports, laundry facilities, washer/dryer rentals, phone and cable, vending, application fees, late fees, termination fees, month-to-month fees, pet charges and other such items.


TOTAL RENTAL COSTS PER SAME STORE APARTMENT HOME

      The following summarizes the combined cost of rental expenses and capital expenditures (excluding acquisition capital expenditures, as described below) per apartment home for AMLI's Same Store wholly-owned and co-investment communities, at 100% (excluding communities acquired/ contributed to partnerships), for the years ended December 31, 2003 and 2002:

                                 Years Ended December 31, 2003
                     ----------------------------------------------------
                      Wholly-Owned  Co-investment
                       Communities    Communities    Total      Per Unit
                      ------------  -------------   --------    --------
Community rental
  expenses. . . . . . .  $ 42,192         43,188      85,380       4,006
Capital expenditures. .     3,334          2,405       5,739         269
                         ========       ========    ========    ========

Number of Same Store
  apartment homes . . .    11,013         10,301      21,314
                         ========       ========    ========

Number of Same Store
  communities . . . . .        27             27          54
                         ========       ========    ========


                                 Years Ended December 31, 2002
                     ----------------------------------------------------
                      Wholly-Owned  Co-investment
                       Communities    Communities    Total      Per Unit
                      ------------  -------------   --------    --------

Community rental
  expenses. . . . . . .  $ 40,652         42,206      82,858       3,887
Capital expenditures. .     3,474          2,092       5,566         261
                         ========       ========    ========    ========

Number of Same Store
  apartment homes . . .    11,013         10,301      21,314
                         ========       ========    ========

Number of Same Store
  communities . . . . .        27             27          54
                         ========       ========    ========

SAME STORE RENTAL EXPENSES

      The following shows detail of rental expenses for AMLI's Same Store wholly-owned and co-investment communities, at 100%, for the years ended December 31, 2003 and 2002:


                                     Years Ended            Per Unit
                                 -------------------  -------------------
                                   2003       2002      2003       2002
                                 --------   --------  --------   --------
COMMUNITY RENTAL EXPENSES
 Personnel. . . . . . . . . . .  $ 20,364     19,471       956        913
 Advertising and promotion. . .     4,208      4,307       197        202
 Utilities. . . . . . . . . . .     6,229      5,552       292        260
 Building repairs and
  maintenance . . . . . . . . .     8,630      7,210       405        338
 Contract services. . . . . . .     2,031      2,010        95         95
 Landscaping and grounds
  maintenance . . . . . . . . .     4,054      3,837       190        180
 Real estate taxes. . . . . . .    26,773     27,772     1,256      1,303
 Insurance. . . . . . . . . . .     3,738      3,246       175        152
 Property management fees . . .     7,318      7,309       344        343
 Other rental expenses. . . . .     2,035      2,144        96        101
                                 --------   --------   -------    -------

    Total . . . . . . . . . . .  $ 85,380     82,858     4,006      3,887
                                 ========   ========   =======    =======


      The following provides additional detail for certain of the above expenditures for the years ended December 31, 2003 and 2002.

                                     Years Ended            Per Unit
                                 -------------------  -------------------
                                   2003       2002      2003       2002
                                 --------   --------  --------   --------
BUILDING REPAIRS AND
MAINTENANCE
 Painting . . . . . . . . . . .  $  2,895      2,446       136        115
 Carpet, vinyl, wallpaper
   and mini-blinds. . . . . . .     1,615      1,564        76         73
 Other repairs and
   maintenance. . . . . . . . .     4,120      3,200       193        150
                                 --------   --------  --------   --------

   Total. . . . . . . . . . . .  $  8,630      7,210       405        338
                                 ========   ========  ========   ========


CAPITAL EXPENDITURES

General

      Capital expenditures are those made for assets having a useful life in excess of one year and include replacements, including carpeting and appliances, and betterments, such as unit upgrades, enclosed parking facilities and similar items.

      AMLI's accounting treatment of various capital and maintenance costs is detailed in the following table.

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

      In general, AMLI expenses any expenditure less than $2.5. The following summarizes capital expenditures incurred in connection with AMLI's portfolio of Same Store wholly-owned and co-investment communities, at 100%, (excluding Communities acquired/contributed to partnerships), for the years ended December 31, 2003 and 2002.

                                  Year Ended December 31, 2003
                     ----------------------------------------------------
                      Wholly-Owned  Co-investment
                       Communities   Communities     Total      Per Unit
                      ------------  -------------   --------    --------

CAPITAL EXPENDITURES
 Carpet . . . . . . . .  $  1,941          1,434       3,375         158
 Land and building
  improvements. . . . .       621            447       1,068          50
 Other. . . . . . . . .       772            524       1,296          61
                         --------       --------    --------     -------
    Total . . . . . . .  $  3,334          2,405       5,739         269
                         ========       ========    ========     =======


                                  Year Ended December 31, 2002
                     ----------------------------------------------------
                      Wholly-Owned  Co-investment
                       Communities   Communities     Total      Per Unit
                      ------------  -------------   --------    --------

CAPITAL EXPENDITURES
 Carpet . . . . . . . .  $  1,817          1,423       3,240         152
 Land and building
  improvements. . . . .       964            319       1,283          60
 Other. . . . . . . . .       693            350       1,043          49
                         --------       --------    --------     -------
    Total . . . . . . .  $  3,474          2,092       5,566         261
                         ========       ========    ========     =======


ACQUISITION CAPITAL EXPENDITURES

      In conjunction with acquisitions of interests in communities, it is AMLI's policy to provide in its acquisition budgets adequate funds to complete any deferred maintenance items and to otherwise make the communities acquired competitive with comparable newly constructed communities. In some cases, AMLI will provide in its acquisition budgets additional funds to upgrade or otherwise improve new acquisitions.

      The following summarizes capital expenditures incurred in connection with upgrading or improving newly acquired wholly-owned and co-investment communities, at 100%, for the years ended December 31, 2003 and 2002:

                                                     Years Ended
                                                     December 31,
                                                --------------------
                                                  2003        2002
                                                --------    --------
Wholly-Owned Communities. . . . . . . . . . .   $    160         429
Co-investment Communities . . . . . . . . . .        318         230
                                                --------    --------
    Total . . . . . . . . . . . . . . . . . .   $    478         659
                                                ========    ========

COMPARATIVE CONDENSED RESULTS OF OPERATIONS

      The following table shows comparative condensed results of operations for the years ended December 31, 2003, 2002 and 2001:

                                       2003         2002          2001
                                     --------      -------      -------
Community revenue . . . . . . . .    $100,559       91,810       91,706
Other income. . . . . . . . . . .       9,353       12,665       15,330
                                     --------      -------      -------
    Total revenue . . . . . . . .     109,912      104,475      107,036
                                     --------      -------      -------

Community rental expenses . . . .      44,051       37,898       36,816
Interest expense and amortiza-
  tion of financing costs . . . .      23,908       24,089       24,578
Depreciation. . . . . . . . . . .      22,240       17,974       17,214
Provision for loss on land
  held for development or sale. .         150          550        2,086
General and administrative. . . .       5,910        5,129        5,232
                                     --------      -------      -------
    Total expenses. . . . . . . .      96,259       85,640       85,926
                                     --------      -------      -------
Income from continuing opera-
  tions before share of
  gains on sales of partner-
  ships' rental communities . . .      13,653       18,835       21,110
Gains on sales of rental
  communities . . . . . . . . . .       --           --          13,693
Share of gains on sales of
  rental communities. . . . . . .       6,284        1,283        9,603
Impairment of an investment
  in a partnership. . . . . . . .      (1,191)       --           --
                                     --------      -------      -------
Income from continuing
  operations before minority
  interest. . . . . . . . . . . .      18,746       20,118       44,406
Minority interest . . . . . . . .       1,410        2,066        6,348
                                     --------      -------      -------
Income from continuing
  operations. . . . . . . . . . .      17,336       18,052       38,058
                                     --------      -------      -------
Income from discontinued
  operations, net of minority
  interest. . . . . . . . . . . .       3,655        6,639        7,688
Gains on sales of rental
  communities held for sale,
  net of minority
  interest. . . . . . . . . . . .       5,113       15,664        --
                                     --------      -------      -------
Income from discontinued
  operations, net of minority
  interest. . . . . . . . . . . .       8,768       22,303        7,688
                                     --------      -------      -------
Net income. . . . . . . . . . . .    $ 26,104       40,355       45,746
                                     ========      =======      =======

COMPARISON OF YEAR ENDED DECEMBER 31, 2003 TO YEAR ENDED DECEMBER 31, 2002

      Income from continuing operations before share of gains on sales of rental communities, impairment of an investment in a partnership and minority interest decreased to $13,653 for the year ended December 31, 2003 from $18,835 for the year ended December 31, 2002. This decrease was primarily attributable to higher rental expenses and depreciation, offset in part by an increase in total revenue. Additional rental revenue was also generated from the leasing of apartment homes from a 322-unit development community, which was substantially completed as of December 31, 2003. In addition, an allocation of a portion of the acquisition costs to the existing leases, which is depreciated over a shorter period of time, resulted in higher depreciation.

      Total revenue increased by $8,749, or 9.5%. This increase was primarily a full year of operations in 2003 from two communities acquired during 2002 and from additional revenue earned as a result of AMLI's acquisition of interests of AMLI's partners in seven communities in 2003.

      Other income decreased by $3,312, or 26.2%, primarily due to lower income from partnerships, lower development fees earned from partnerships and lower income from the Service Companies. The Service Companies' loss in 2003 included a $550 provision for loss on land parcels held for sale, lower construction fees, and a $1,913 gain on sale of a multifamily community developed for sale. Income from partnerships decreased by $1,773, or 23.3%. This decrease was partly the result of a reclassification of AMLI's share of income to rental operations from the seven communities noted above when they became wholly-owned during 2003 and partly a result of the sale of three communities to third parties during 2003. The decrease in income was offset in part by the acquisition of two stabilized communities through two new co-investment partnerships in 2002 and stabilization of 1,614 units in five communities under development in 2003 and 2002. On a same community basis, total co-investment community revenue decreased by $2,195, or 2.0%, and NOI decreased by $3,178, or 4.8%.

      Community rental expenses increased by $6,153, or 16.2%. This increase was principally due to increases in painting, electricity, personnel expenses, real estate tax and property insurance expenses as a result of the acquisition of two communities in 2002, and the purchase of our partners' interests in seven partnerships in 2003. On a same community basis, community rental expenses increased by $1,540, or 3.8%.

      Interest expense, including amortization of financing costs, net of the amounts capitalized, decreased to $23,908 from $24,089, or 0.8%. The decrease was primarily due to a repayment of two loans on December 31, 2002. The decrease was offset by increased borrowings from the unsecured line of credit to fund AMLI's acquisition activities and a Service Company's wholly-owned development costs. In addition, AMLI assumed four loans upon purchase of our partners' interests in four communities; two of the loans were repaid in December 2003.

      The Company recorded an expense of $150 and $550 in 2003 and 2002, respectively, as provisions for possible loss on land inventory due to a decrease in value on some land parcels located in Kansas and Texas.

      General and administrative expenses increased by $781, or 15.2%. The increase was due primarily to higher compensation costs and increased accounting fees attributable to corporate governance.

COMPARISON OF YEAR ENDED DECEMBER 31, 2002 TO YEAR ENDED DECEMBER 31, 2001

      Income from continuing operations before share of gains on sales of rental communities and minority interest decreased to $18,835 for the year ended December 31, 2002 from $21,110 for the year ended December 31, 2001. The decrease in income was primarily attributable to a decrease in other income and increase in rental expenses offset in part by lower provision for loss on land held for development or sale.

      On a same community basis, total community revenue decreased by $3,476, or 3.6%, and NOI decreased by $3,392, or 5.8%. A combination of an over-supply of rental apartments in AMLI's markets, coupled with a general business slow-down has contributed to overall decline in same store collected revenue.

      Other income decreased by $2,665, or 17.4%, primarily as a result of lower income from partnerships and lower development fees, offset in part by higher income from the Service Companies, primarily due to goodwill amortization of $415 in 2001 and none in 2002.

      Interest income from the Service Companies increased by $377, or 40%.

The increase was due to higher advances to the Service Companies as a result of AMLI's sale of seven land parcels to Amrescon, which were financed with additional interest bearing advances from AMLI. In 2002, no amortization of goodwill was recorded in accordance with SFAS 142. In addition, Amrescon recognized a gain on sale of land parcels of $180 in 2002. The decrease in loss was partially offset by higher depreciation expense relating to the information technology system and lower general contractor's fee income.

      Income from partnerships decreased by $1,757, or 18.8%. This decrease was a result of the sales of three communities during 2002 and one large community in 2001 and the decline in general economic conditions.
The decrease in income was offset in part by the acquisition of three stabilized communities through three new co-investment partnerships and stabilization of 1,676 units in five communities under development in 2002 and 2001. On a same community basis, total co-investment community revenue decreased by $6,298, or 4.7%, and NOI decreased by $6,390, or 7.6%.

      Community rental expenses increased by $1,082, or 2.9%. This increase was principally due to increases in insurance and real estate tax expense. In addition, management fees increased as a result of higher fees charged by AMC for managing AMLI's Wholly-Owned Communities. On a same community basis, community operating expenses decreased by $84, or 0.2%.

      Interest expense, including amortization of financing costs, net of the amounts capitalized, decreased to $24,089 from $24,578, or 2.0%. The decrease was primarily due to a partial repayment of AMLI's short-term borrowings from proceeds of the sale of one community in August 2002 and lower interest rates on the floating-rate bonds.

      AMLI recorded an expense of $550 and $2,086 in 2002 and 2001, respectively, as provision for possible loss on land inventory due to a decrease in value of some land parcels located in Texas.

      General and administrative expenses decreased slightly by $103 for the year ended December 31, 2002 compared to the year ended December 31, 2001. The decrease was due to lower abandoned project costs, which was offset by higher personnel costs as a result of higher compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

      AMLI has in the normal course of business incurred a variety of contractual obligations, including repayment obligations pursuant to loan agreements, payments required pursuant to interest rate risk management agreements, payments required pursuant to leases (all of which are operating leases), and estimated costs associated with completing residential communities under development. These various obligations are summarized as follows:

                                           2005-      2007-      After
                    Total       2004       2006       2008       2008
                   --------   --------   --------   --------   --------

Debt. . . . . . .  $610,513     21,344    311,860     91,621    185,688
Interest rate
 risk management
 agreements . . .     2,524      1,702        822      --         --
Operating
 leases . . . . .     4,086      1,053      1,636      1,397      --
Residential
 communities
 under develop-
 ment . . . . . .     9,741      9,741      --         --         --
                   --------   --------   --------   --------   --------
    Total . . . .  $626,864     33,840    314,318     93,018    185,688
                   ========   ========   ========   ========   ========

      At December 31, 2003, AMLI had $5,937 in cash and cash equivalents, and $22,000 in availability under its $240,000 primary line of credit and $6,800 available under its secondary line of credit. Borrowings under the lines of credit bear interest at a rate of LIBOR plus 1.00%. AMLI has fixed the base rate on up to $45,000 of borrowings on its line of credit at an average rate of 4.47% under interest rate swap contracts expiring in April 2009, and has paid $927 to limit the base rate of an additional $15,000 of borrowings to 4.0%, all of which commence April 2004. Interest rate swaps that fixed the interest rate on an additional $25,000 at 6.42% expire in September and October 2004. At December 31, 2003, eighteen of AMLI's wholly-owned stabilized communities are unencumbered.

                                           Years Ended December 31,
                                    -----------------------------------
                                       2003         2002         2001
                                     --------     --------     --------
  Net cash provided by
    operating activities. . . . .    $ 62,313       57,564       57,039
  Net cash provided by
    (used in) investing
    activities. . . . . . . . . .    (191,782)      11,224      (38,444)
  Net cash provided by
    (used in) financing
    activities. . . . . . . . . .     129,368      (68,642)     (17,809)

      The increase in net cash provided by operating activities in 2003 compared to 2002 resulted primarily from higher rental revenue from a larger portfolio of wholly-owned communities, offset in part by an increase in rental expenses and lower income from partnerships.

      The change to net cash used in investing activities in 2003 from net cash provided by investing activities in 2002 was primarily due to the acquisition of our partners' interests that AMLI did not already own in eight co-investment partnerships; an acquisition of a rental community from a third party; and higher capital expenditures. The increase was partially offset by a decrease in investments in partnerships and a return of capital from partnerships from proceeds of permanent financing on two recently completed partnership developments.

      The change to net cash provided by financing activities in 2003 from net cash used in financing activities in 2002 was primarily due to AMLI's higher borrowings to fund 2003 acquisitions and repayments of two mortgages on communities acquired. During 2003, AMLI closed on an equity offering of 2,415,000 shares of its common stock issued to the public at $24.40 per share, which provided approximately $58,000 for AMLI's acquisition activities.

      Management is of the opinion that AMLI's current access to debt and equity capital is adequate to fund its near-term growth objectives. The achievement of AMLI's longer-term growth objectives will be dependent upon future access to debt and equity capital, including co-investment debt and equity, and AMLI's ability to sell communities.

      AMLI most recently issued 2,415,000 common shares in a public offering which closed in August 2003 and anticipates funding its future acquisition and development activities by (i) raising public equity capital; (ii) raising additional equity from its co-investment partners; and (iii) selectively selling communities, and selectively increasing indebtedness. In 2003, AMLI generated $2,066 of funds from operations ("FFO") in excess of $48,289 dividends paid and $3,860 of capital expenditures.

      AMLI is not committed to fund any acquisitions for which it does not have available capital, and AMLI's aggregate unfunded equity capital requirements, net of availability under construction loans and joint venture partners' contributions, is $9,741 for all seven communities under development by the OP and Amrescon.

      During 2003 AMLI formed one co-investment partnership having total equity capital requirements totaling $24,400 (of which AMLI's co-investment partners contributed a total of $13,043), and AMLI sold five communities, including three owned by co-investment partnerships, for aggregate net sales proceeds of $109,607, which generated net proceeds to AMLI of $49,519. Substantially all of these proceeds were used to acquire interests in nine communities, eight of which were the acquisitions of the partnership interests AMLI did not already own in these communities.

      During 2003, AMLI closed on the permanent financing on four communities, including one wholly-owned community. AMLI received a total of $11,670 as a return of capital from proceeds of the partnership loans.
A mortgage loan secured by a partnership community was repaid from the proceeds of a loan from AMLI, prior to the sale of the community in August 2003. Proceeds of the permanent financing on a completed development of a co-investment community were used to repay the construction loan. Portions of four loans were also assumed by AMLI in connection with the acquisition of the partnership interests that AMLI did not already own in four co-investment communities; two of the loans were repaid in December 2003. In addition, in February 2004, AMLI prepaid, without penalty, mortgage loans encumbering two wholly-owned communities that were maturing shortly.

      AMLI has no liabilities, contingent or otherwise that management believes it cannot retire or fund in the ordinary course of business.


DIVIDENDS AND DISTRIBUTIONS

      AMLI has paid regular quarterly cash dividends since its formation in 1994 and expects to pay quarterly dividends from cash available for distribution and other cash on hand. Until distributed, funds available for distribution are used to temporarily reduce outstanding balances on AMLI's revolving lines of credit.

      AMLI expects to meet its short-term liquidity requirements by using its working capital and any portion of net cash flow from operations not distributed currently. AMLI currently believes that its future net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by AMLI in accordance with REIT requirements.

      AMLI believes it qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to Federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. In 2002, AMLI distributed 100% of its taxable income, comprised of $1.92 per share from 2002 and $0.17 per share representing the portion of the 2003 distribution as a throwback dividend to 2002. In 2003, AMLI distributed more than 100% of its taxable income. AMLI's current dividend payment level equals an annual rate of $1.92 per common share. All dividends paid in 2003 are fully taxable (approximately 73% as ordinary income and approximately 27% as capital gain).

      AMLI has recorded no deferred taxes on gains for financial reporting purposes that have been deferred for income tax reporting purposes because AMLI intends to distribute to its shareholders any deferred tax gain upon ultimate realization for income tax reporting purposes.


FUNDS FROM OPERATIONS

      FFO is defined as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciable operating properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships, joint ventures and other affiliates. Adjustments for unconsolidated partnerships, joint ventures and other affiliates are calculated to reflect FFO on the same basis. FFO does not represent cash flows from operations, as defined by GAAP; is not indicative that cash flows are adequate to fund all cash needs; and is not to be considered an alternative to net income or any other GAAP measure as a measurement of the results of AMLI's operations or AMLI's cash flows or liquidity as defined by GAAP.

      FFO is widely accepted in measuring the performance of equity REITs. An understanding of AMLI's FFO will enhance the reader's comprehension of AMLI's results of operations and cash flows as presented in the Consolidated Financial Statements and data included elsewhere herein.

      FFO for the years ended December 31, 2003, 2002 and 2001 is reconciled to net income as follows:

                                        2003         2002         2001
                                     ----------   ----------   ----------
  Net income. . . . . . . . . . . .  $   26,104       40,355       45,746
  Income from discontinued
    operations, net of
    minority interest . . . . . . .      (3,655)      (6,639)      (7,688)
  Gains on sales of rental
    communities held for sale,
    net of minority interest. . . .      (5,113)     (15,664)       --
  Minority interest . . . . . . . .       1,410        2,066        6,348
                                     ----------   ----------    ---------

                                        2003         2002         2001
                                     ----------   ----------   ----------
  Income from continuing
    operations before
    minority interest . . . . . . .      18,746       20,118       44,406
  Income from discontinued
    operations before
    minority interest . . . . . . .       4,303        8,006        9,248
  Depreciation (1). . . . . . . . .      25,610       21,246       21,080
  Share of partnerships'
    depreciation. . . . . . . . . .      11,840       12,011       11,289
  Share of a Service
    Company's goodwill
    amortization. . . . . . . . . .       --           --             415
  Gains on sales of rental
    communities including
    share of gains on sales of
    co-investment communities . . .      (6,284)      (1,283)     (23,296)
                                     ----------   ----------   ----------
  FFO (2) . . . . . . . . . . . . .  $   54,215       60,098       63,142
                                     ==========   ==========   ==========

  Weighted average shares
    and units including
    dilutive shares . . . . . . . .  25,536,702   25,592,864   25,204,376
                                     ==========   ==========   ==========

      (1) Includes discontinued operations of $3,370, $3,272 and $3,866 for the years ended December 31, 2003, 2002 and 2001, respectively.

      (2) Non-cash impairment loss of $1,191 recorded as a charge against net income in the six month period ended June 30, 2003 had previously not been recorded as a charge against FFO. As a result of recent guidance from the Securities and Exchange Commission, FFO for the year ended December 31, 2003 has been revised to include this charge.


      AMLI expects to meet certain long-term liquidity requirements such as scheduled debt maturities and repayment of loans for construction, development and acquisition activities through the issuance of long-term secured and unsecured debt and additional equity securities of AMLI or OP Units or through sales of assets. As of December 31, 2003, AMLI had $300,000 that it may issue as common shares or preferred shares in the future under its shelf registration statement filed late in 2003.


AMLI INDEBTEDNESS

      AMLI seeks to maintain a relatively modest amount of leverage and measures its leverage and coverage ratios both including and excluding its share of "off-balance sheet" debt. At December 31, 2003, AMLI had $610,513 of debt outstanding and $820,090 outstanding, including its share of partnership debt. Debt to total market capitalization, excluding and including AMLI's share of partnership debt, was 45.6% and 53.0%, respectively.

      A co-investment community may be owned un-levered or subject to indebtedness, depending upon the capital structure mutually agreed to by AMLI and its partner. Other than short-term construction financing, all partnership debt will be non-recourse, long-term, fixed-rate permanent mortgages.

      At December 31, 2003 the character of AMLI's debt was as follows:

                                               AMLI's Debt,
                              AMLI's         Including Share
                              Debt           of Partnerships
                             -------         ---------------
      Secured                 62.8%                 72.7%
      Unsecured               37.2%                 27.3%
                              =====                 =====

      Fixed                   68.5%                 76.5%
      Variable                31.5%                 23.5%
                              =====                 =====

      Variable-rate debt includes AMLI's unsecured lines of credit and two secured tax-exempt bond issues. See the section on "Derivatives" for a discussion of the hedges associated with the lines of credit. AMLI's line of credit documents include leverage, coverage and other covenants typically found in line of credit agreements provided by commercial banks to publicly-traded apartment REITs. AMLI monitors its compliance of the covenants and does not believe that it will breach any of them in the ordinary course of business. A breach of a material financial covenant would normally result in the inability of AMLI to continue to have funds available under the line, until the default was remedied.

      AMLI currently has an investment grade rating, Baa3, from Moody's Investor Service ("Moody's"). The primary purpose of the rating is to support lower pricing on AMLI's lines of credit. AMLI believes that it is in its best interest to maintain an investment grade rating and will, over time, likely seek to obtain one or more from the other nationally recognized rating services. The only impact of AMLI losing, or giving up, its investment grade rating, would be an increase in the loan spread on AMLI's lines of credit.

      In general, Moody's and AMLI's unsecured lenders place certain financial and operating constraints on AMLI; however, AMLI does not believe that they interfere, in any material way, with AMLI's ability to conduct its business. AMLI believes that it does not need either unsecured debt availability or an investment grade rating to effectively conduct its business. However, AMLI chooses to maintain and pursue both, in order to create as much flexibility in sourcing debt capital as is reasonably possible. AMLI currently has excellent access to debt capital and believes that it will continue to do so in the foreseeable future, absent a material disruption in the capital markets.


DEVELOPMENT ACTIVITIES

      At December 31, 2003, AMLI has made capital contributions totaling $24,526 to the co-investment partnerships currently having development underway, and anticipates funding substantially all of its remaining, commitment (net of its share of availability under construction loans) and partner capital contributions of $9,741 to complete the 2,046 apartment homes being developed by the OP and by Amrescon.

      AMLI owns land in Ft. Worth, Austin and Houston, Texas and Kansas City, Kansas, which is being held for the development of an additional 1,930 apartment homes, or for sale. AMLI has made earnest money deposits for two land parcels located in Kansas City, Kansas.

      AMLI has postponed active development planning for some of its land parcels in Houston and Forth Worth, Texas, until conditions in those particular submarkets are more favorable for development. AMLI expensed costs associated with carrying these land parcels in 2003 and 2002.

INFLATION

      Inflation has been low for the past several years. AMLI's apartment leases at its Communities are typically for six or twelve months' duration.

Absent other market influences, this enables AMLI to reset rental rates relatively often, thereby passing along inflationary increases in its rental expenses on a timely basis. Because AMLI's community rental expenses (exclusive of depreciation and amortization) are approximately 43.6% of rental and other revenue, increased inflation typically results in comparable increases in income before interest and general and administrative expenses. However, since 2002 the increases in costs and expenses combined with decreases in income resulted in decreased income before interest and general and administrative expenses.

      An increase in general price levels may be accompanied by an increase in interest rates. At December 31, 2003, AMLI's exposure to rising interest rates (including AMLI's proportionate share of its partnerships' interest expense) was mitigated by the existing debt level of approximately 45.6% of AMLI's total market capitalization (53.0% including AMLI's share of partnerships' debt); the higher percentage of intermediate-term fixed-rate debt (54.6% of total debt); and the use of interest rate swaps and caps to effectively fix or limit the interest rate on $15,000 of floating-rate borrowings through September 2004, on $10,000 through October 2004 and on $60,000 through April 2009 (13.9% of total debt).


DISCONTINUED OPERATIONS

      Communities held for sale by partnerships accounted for using the equity method of accounting are not discontinued operations under the provisions of SFAS 144.

      There were two rental communities sold and two communities held for sale during the year ended December 31, 2003. Two rental communities were sold in 2002. Condensed financial information of the results of operations for these communities is as follows:

                                             Years Ended December 31,
                                           ----------------------------
                                              2003      2002      2001
                                            -------   -------   -------
Total community revenue . . . . . . . . .   $17,324    20,389    23,136
                                            -------   -------   -------

Community rental expenses . . . . . . . .     7,336     7,993     8,388
Depreciation expense. . . . . . . . . . .     3,370     3,272     3,866
Interest and amortization of
  deferred costs. . . . . . . . . . . . .     2,315     1,118     1,634
                                            -------   -------   -------
Total expenses. . . . . . . . . . . . . .    13,021    12,383    13,888
                                            -------   -------   -------
Income from discontinued operations
  before minority interest. . . . . . . .     4,303     8,006     9,248

Minority interest . . . . . . . . . . . .       648     1,367     1,560
                                            -------   -------   -------

                                             Years Ended December 31,
                                           ----------------------------
                                              2003      2002      2001
                                            -------   -------   -------
Income from discontinued
  operations, net of minority
  interest. . . . . . . . . . . . . . . .     3,655     6,639     7,688

Gains on dispositions of rental
  communities held for sale,
  net of minority interest. . . . . . . .     5,113    15,664     --
                                            -------   -------   -------
Income from discontinued
  operations, net of minority
  interest. . . . . . . . . . . . . . . .   $ 8,768    22,303     7,688
                                            =======   =======   =======


OTHER MATTERS

      On February 2, 2004, Gregory T. Mutz, Chairman of the Board of Trustees, returned to full-time employment at AMLI as Chief Executive Officer.

      Of the total $218,000 borrowed pursuant to AMLI's $240,000 unsecured line of credit, $45,000 has been swapped to a fixed rate of approximately 4.5% and $15,000 has been capped at a maximum LIBOR of 4.0%, all for the five-year period ending April 1, 2009. An additional $25,000 of interest rate swaps to a fixed LIBOR of approximately 6.4% expire at the end of the third quarter 2004. These rates exclude the 100 basis point lender's spread.

      Derivative instruments reported in the Consolidated Balance Sheets as liabilities totaled $1,883 and $2,379 as of December 31, 2003 and 2002, respectively, a $496 decrease. The derivative instruments reported in the Consolidated Balance Sheets as Accumulated other comprehensive income
(loss), which are gains and losses not affecting retained earnings in the Consolidated Statement of Shareholders' Equity, totaled $2,622 and $3,283 as of December 31, 2003 and 2002, respectively, a $661 decrease. The Accumulated other comprehensive income include $1,098 and $1,491 of AMLI's share of Other comprehensive loss from two co-investment partnerships as of December 31, 2003 and 2002, respectively. In addition, in 2003 the unamortized deferred gain of $355 and $507 from a Treasury Lock contract was included in Other comprehensive income adjustments as of December 31, 2003 and 2002, respectively.

      In January 2003, FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities," ("FIN 46"), which addresses consolidation by business enterprises of variable interest entities ("VIEs"). FIN 46 was revised in December 2003. The revised FASB Interpretation No. 46 ("FIN 46R") is applicable for interim periods that end after March 15, 2004. FIN 46R clarifies the application of Accounting Research Bulletin No. 51 "Consolidated Financial Statements," and requires that VIEs in which a business enterprise has a majority variable interest be presented on a consolidated basis in its financial statements. We do not believe the adoption of this Interpretation will have a material impact on the Company's consolidated financial statements.

      Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. Long-lived assets, such as land, buildings and improve-ments and personal property, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to its estimated fair value, which is computed based on estimated undiscounted future cash flows. If the carrying amount of a long-lived asset exceeds its fair value, an impairment charge is recognized in the amount of such excess. Assets to be disposed of would be reported at the lower of its carrying amount or fair value less costs to sell, and are no longer depreciated. AMLI has provided for losses on its land parcels held for future development or sale totaling $700, $550 and $2,086 for the years ended December 31, 2003, 2002 and 2001, respectively, which losses are included in the accompanying Consolidated Statements of Operations.


OTHER CONTINGENCIES

      AMLI has discovered that some of its Communities (primarily some of those located in Texas) have problems with mold caused by excessive moisture which accumulates in buildings or on building materials. Some molds are known to produce potent toxins or irritants. Concern about indoor exposure to mold has been increasing as exposure to mold can cause a variety of health effects and symptoms in certain individuals, including severe allergic or other reactions. As a result, the presence of mold at AMLI's communities could require undertaking a costly remediation program to contain or remove the mold from the affected communities. Such a remediation program could necessitate the temporary relocation of some or all of the communities' residents or the complete rehabilitation of the communities. AMLI carries insurance to protect against this specific risk.

Based on existing known facts, AMLI is unaware of any specific circumstance that could result in AMLI incurring any significant costs as a result of problems with mold.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      MARKET RISK

      AMLI is exposed to interest rate changes primarily as a result of its line of credit used to maintain liquidity and fund capital expenditures and expansion of AMLI's real estate investment portfolio and operations.
AMLI's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, AMLI borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and Treasury locks in order to mitigate its interest rate risk on a related financial instrument. AMLI does not enter into derivative or interest rate transactions for speculative purposes. Since December 31, 2000, AMLI has reduced its exposure to risks associated with interest rate changes and has significantly extended the average maturities of its fixed-rate debt portfolio by refinancing $140,000 in borrowings under its floating-rate line of credit with a ten-year secured 6.56% fixed interest rate loan.

      There have been no other significant changes in AMLI's exposure to market risks.

      At December 31, 2003 variable-rate debt (net of $70,000 swapped to fixed rates) totals $207,450, so that each 1% increase in short-term interest rates will increase AMLI's annual interest cost by $2,075.

      AMLI's interest rate risk is monitored using a variety of techniques.

The following table presents AMLI's debt and estimated fair value at December 31, 2003.
                                       Average                  Market
                                      Effective    Estimated    Value
                          Carrying    Interest       Fair      Interest
                           Amount       Rate         Value       Rate
                          --------    ---------    ---------   --------

Fixed-rate debt . . .     $333,063         6.6%      356,479       5.0%

Variable-rate
 LIBOR debt . . . . .      218,000         2.1%      218,000       2.1%

Variable-on
 demand debt. . . . .        9,200         1.7%        9,200       1.7%

Variable-rate
 TENR debt. . . . . .       50,250         2.5%       44,850       2.5%
                          --------                   -------
  Total . . . . . . .     $610,513                   628,529
                          ========                   =======

      The interest rate shown for the variable-rate LIBOR debt excludes the effect of AMLI's interest rate limitation contracts on $85,000 of the variable-rate LIBOR debt. The table incorporates only those exposures that exist as of December 31, 2003; it does not consider those exposures or positions that could arise after that date. Moreover, because there were no firm commitments to actually sell these instruments at fair value at December 31, 2003, the information presented herein is merely an estimate and has limited predictive value. As a result, AMLI's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, AMLI's hedging strategies at that time, and future changes in the level of interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                      AMLI RESIDENTIAL PROPERTIES TRUST

                                    INDEX


                                                                  PAGE
                                                                  ----

Statement of Management Responsibility. . . . . . . . . . . .       68

Independent Auditors' Report. . . . . . . . . . . . . . . . .       69

Consolidated Balance Sheets as of December 31,
  2003 and 2002 . . . . . . . . . . . . . . . . . . . . . . .       70

Consolidated Statements of Operations for the
  years ended December 31, 2003, 2002 and 2001. . . . . . . .       72

Consolidated Statements of Shareholders' Equity for
  the years ended December 31, 2003, 2002 and 2001. . . . . .       74

Consolidated Statements of Cash Flows for the
  years ended December 31, 2003, 2002 and 2001. . . . . . . .       78

Notes to Consolidated Financial Statements. . . . . . . . . .       82


                                                               SCHEDULE
                                                               --------

Consolidated Real Estate and Accumulated Depreciation . . . .      III



SCHEDULES NOT FILED:

All schedules other than those indicated in the above index have been omitted as the required information is inapplicable.

                   STATEMENT OF MANAGEMENT RESPONSIBILITY


      AMLI's management is responsible for the preparation, integrity and objectivity of the Consolidated Financial Statements and other financial information included in AMLI's 2003 Annual Report on Form 10-K. The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States, and reflect the effects of certain estimates and judgments made by management.

      AMLI's management maintains an effective system of internal control that is designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management's authorization. The system is regularly monitored by direct management review and by internal auditors who conduct an extensive program of audits throughout AMLI. AMLI selects and trains qualified people who are provided with, and expected to adhere to AMLI's Standards of Business Conduct. These standards, which set forth the highest principles of business ethics and conduct, are a key element of AMLI's control system.

      AMLI's Consolidated Financial Statements as of and for each of the three years in the period ended December 31, 2003 have been audited by KPMG LLP, independent auditors. Their audits were conducted in accordance with auditing standards generally accepted in the United States, and included a review of financial controls and tests of accounting records and procedures as they respectively considered necessary in the circumstances.

      The Audit Committee of the Board of Trustees, which is composed of outside trustees, meets regularly with management, the internal auditors and the independent auditors to review accounting, reporting, auditing and internal control matters. The Audit Committee has direct and private access to both internal and external auditors.



/s/ Gregory T. Mutz
---------------------------
Gregory T. Mutz
Chief Executive Officer



/s/ Robert J. Chapman
---------------------------
Robert J. Chapman
Chief Financial Officer

                        INDEPENDENT AUDITORS' REPORT


The Shareholders and Board of Trustees
AMLI Residential Properties Trust:

We have audited the consolidated financial statements of AMLI Residential Properties Trust (the Company) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMLI Residential Properties Trust as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                          /s/ KPMG LLP



Chicago, Illinois
February 2, 2004


                                         AMLI RESIDENTIAL PROPERTIES TRUST

                                            CONSOLIDATED BALANCE SHEETS

                                            DECEMBER 31, 2003 AND 2002
                                     (Dollars in thousands, except share data)
                                                                                  2003               2002
                                                                               ----------          --------
ASSETS:

Rental communities:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  128,301            97,700
  Depreciable property. . . . . . . . . . . . . . . . . . . . . . . . . .         805,130           631,480
                                                                               ----------          --------
                                                                                  933,431           729,180
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . .        (116,830)         (120,268)
                                                                               ----------          --------
                                                                                  816,601           608,912

Rental communities held for sale, net of
  accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . .          61,826             --

Rental community under development. . . . . . . . . . . . . . . . . . . .           --               24,943

Land held for development or sale, net of provision for loss
  of $1,371 and $1,580, respectively. . . . . . . . . . . . . . . . . . .          15,200            14,158

Investments in partnerships . . . . . . . . . . . . . . . . . . . . . . .         147,291           197,517

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .           5,937             6,038
Deferred financing costs, net . . . . . . . . . . . . . . . . . . . . . .           6,094             3,962
Service Companies' assets . . . . . . . . . . . . . . . . . . . . . . . .          68,777            49,158
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          41,608            16,166
                                                                               ----------          --------
          Total assets. . . . . . . . . . . . . . . . . . . . . . . . . .      $1,163,334           920,854
                                                                               ==========          ========





                                         AMLI RESIDENTIAL PROPERTIES TRUST

                                      CONSOLIDATED BALANCE SHEETS - CONTINUED


                                                                                 2003                2002
                                                                               ----------          --------
LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:

Debt, including $40,750 secured by a rental
  community held for sale in 2003 . . . . . . . . . . . . . . . . . . . .      $  610,513           421,554
Distributions in excess of investments in and
  earnings from partnerships. . . . . . . . . . . . . . . . . . . . . . .           6,184             4,806
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .          38,174            33,391
                                                                               ----------          --------
     Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .         654,871           459,751
                                                                               ----------          --------

Commitments and contingencies (note 14)

Mandatorily redeemable convertible preferred shares
  with an aggregate liquidation preference of
  $96,933 and $96,949, respectively . . . . . . . . . . . . . . . . . . .          93,247            93,247
Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .          31,203            65,728

SHAREHOLDERS' EQUITY:

Series A Cumulative convertible preferred shares of beneficial interest, $0.01 par value, 1,500,000 authorized, 1,200,000 issued and 100,000 outstanding (aggregate liquidation
  preference of $2,023 and $2,019, respectively). . . . . . . . . . . . .               1                 1
Shares of beneficial interest, $0.01 par value, 145,375,000
  authorized, 21,394,568 and 16,695,250 common shares
  issued and outstanding, respectively. . . . . . . . . . . . . . . . . .             214               167
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . .         420,221           324,139
Unearned compensation . . . . . . . . . . . . . . . . . . . . . . . . . .            (918)            --
Employees' and Trustees' notes. . . . . . . . . . . . . . . . . . . . . .          (4,613)           (6,828)
Accumulated other comprehensive loss. . . . . . . . . . . . . . . . . . .          (2,622)           (3,283)
Dividends paid in excess of earnings. . . . . . . . . . . . . . . . . . .         (28,270)          (12,068)
                                                                               ----------          --------
    Total shareholders' equity. . . . . . . . . . . . . . . . . . . . . .         384,013           302,128
                                                                               ----------          --------
    Total liabilities and shareholders' equity. . . . . . . . . . . . . .      $1,163,334           920,854
                                                                               ==========          ========



                           See accompanying notes to consolidated financial statements.

<table>                                  AMLI RESIDENTIAL PROPERTIES TRUST

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                   YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                     (Dollars in thousands, except share data)
                                                                 2003             2002              2001
                                                               --------         --------          --------
Rental operations:
  Revenue:
    Rental. . . . . . . . . . . . . . . . . . . . . .          $ 93,461           86,130            86,149
    Other . . . . . . . . . . . . . . . . . . . . . .             7,098            5,680             5,557
                                                               --------         --------          --------
                                                                100,559           91,810            91,706
                                                               --------         --------          --------
  Expenses:
    Rental. . . . . . . . . . . . . . . . . . . . . .            44,051           37,898            36,816
    Depreciation. . . . . . . . . . . . . . . . . . .            22,240           17,974            17,214
                                                               --------         --------          --------
                                                                 66,291           55,872            54,030
                                                               --------         --------          --------
                                                                 34,268           35,938            37,676
Income from partnerships. . . . . . . . . . . . . . .             5,831            7,604             9,361
                                                               --------         --------          --------
Income from rental operations . . . . . . . . . . . .            40,099           43,542            47,037
                                                               --------         --------          --------
Other income and expenses:
  Fee income. . . . . . . . . . . . . . . . . . . . .             2,732            3,875             4,507
  Other . . . . . . . . . . . . . . . . . . . . . . .               664              888             1,579
  Interest and amortization of deferred costs . . . .           (23,908)         (24,089)          (24,578)
                                                               --------         --------          --------
                                                                (20,512)         (19,326)          (18,492)
                                                               --------         --------          --------
Service Companies' Operations:
  Revenue . . . . . . . . . . . . . . . . . . . . . .            71,978            --                --
  Expenses. . . . . . . . . . . . . . . . . . . . . .           (71,852)           --                --
  Interest and share of loss from the
    Service Companies . . . . . . . . . . . . . . . .             --                 298              (117)
                                                               --------         --------          --------
    Income (loss) from Service Companies'
      operations. . . . . . . . . . . . . . . . . . .               126              298              (117)
                                                               --------         --------          --------
General and administrative. . . . . . . . . . . . . .            (5,910)          (5,129)           (5,232)
Provision for loss on land held for development
  or sale . . . . . . . . . . . . . . . . . . . . . .              (150)            (550)           (2,086)
                                                               --------         --------          --------
Income from continuing operations before share
  of gains on sales of rental communities
  and impairment of an investment in a partnership. .            13,653           18,835            21,110




                                         AMLI RESIDENTIAL PROPERTIES TRUST

                                 CONSOLIDATED STATEMENTS OF OPERATIONS - Continued

                                   YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                     (Dollars in thousands, except share data)


                                                                 2003             2002              2001
                                                               --------         --------          --------
Share of gains on sales of partnership communities. .             6,284            1,283             9,603
Gains on sales of rental communities. . . . . . . . .             --               --               13,693
Impairment of an investment in a partnership. . . . .            (1,191)           --                --
                                                               --------         --------          --------
Income from continuing operations
  before minority interest. . . . . . . . . . . . . .            18,746           20,118            44,406
Minority interest . . . . . . . . . . . . . . . . . .             1,410            2,066             6,348
                                                               --------         --------          --------
Income from continuing operations,
  net of minority interest. . . . . . . . . . . . . .            17,336           18,052            38,058
Income from discontinued operations,
  net of minority interest. . . . . . . . . . . . . .             3,655            6,639             7,688
Gains on sales of rental communities,
  net of minority interest. . . . . . . . . . . . . .             5,113           15,664             --
                                                               --------         --------          --------
Net income. . . . . . . . . . . . . . . . . . . . . .            26,104           40,355            45,746
Net income attributable to preferred shares . . . . .             7,922            7,989             6,955
                                                               --------         --------          --------
Net income attributable to common shares. . . . . . .          $ 18,182           32,366            38,791
                                                               ========         ========          ========

Income per common share - basic:
  From continuing operations. . . . . . . . . . . . .          $   0.52             0.57              1.75
  From discontinued operations. . . . . . . . . . . .              0.48             1.26              0.43
                                                               --------         --------          --------
  Net income. . . . . . . . . . . . . . . . . . . . .          $   1.00             1.83              2.18
                                                               ========         ========          ========
Income per common share - diluted:
  From continuing operations. . . . . . . . . . . . .          $   0.52             0.56              1.73
  From discontinued operations. . . . . . . . . . . .              0.48             1.24              0.39
                                                               --------         --------          --------
  Net income. . . . . . . . . . . . . . . . . . . . .          $   1.00             1.80              2.12
                                                               ========         ========          ========

Dividends declared and paid per common share. . . . .          $   1.92             1.92              1.89
                                                               ========         ========          ========


                           See accompanying notes to consolidated financial statements.

                                            AMLI RESIDENTIAL PROPERTIES TRUST

                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                      YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                                 (Dollars in thousands)
                                                                                        Accumu-
                                                                                         lated
                        Shares of Beneficial Interest                        Employees'  Other    Dividends
                       ------------------------------  Additional  Unearned     and     Compre-    Paid in
                        Preferred    Common             Paid-in     Compen-  Trustees'  hensive   Excess of
                         Shares      Shares    Amount   Capital     sation     Notes     Loss      Earnings   Total
                        ---------  ----------  ------  ----------  --------  ---------- -------   ---------  -------
Balance at
 December 31, 2000. . .   350,000  17,849,504    $182    353,827      --       (12,231)   --       (15,983)  325,795
                                                                                                             -------

Comprehensive income:
 Net income . . . . . .     --          --        --       --         --         --       --        45,746    45,746
 Preferred share
  dividends paid. . . .     --          --        --       --         --         --       --        (6,568)   (6,568)
 Net cumulative effect
  adjustment of loss
  on derivative
  contracts . . . . . .     --          --        --       --         --         --      (1,249)     --       (1,249)
 Current period loss
  on derivative
  contracts . . . . . .     --          --        --       --         --         --      (3,045)     --       (3,045)
                                                                                                             -------
Comprehensive income
 attributable to
 common shares. . . . .     --          --        --       --         --         --       --         --       34,884
                                                                                                             -------
Common share
 distributions. . . . .     --          --        --       --         --         --       --       (33,677)  (33,677)

Shares issued in
 connection with:
  Executive Share
   Purchase Plan. . . .     --         12,434     --         282      --         --       --         --          282
  Options exercised . .     --         59,500       1      1,114      --         --       --         --        1,115
  Units converted
   to shares. . . . . .     --        139,330       1      2,551      --         --       --         --        2,552




                                            AMLI RESIDENTIAL PROPERTIES TRUST

                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - CONTINUED

                                      YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                                 (Dollars in thousands)

                                                                                        Accumu-
                                                                                         lated
                        Shares of Beneficial Interest                        Employees'  Other    Dividends
                       ------------------------------  Additional  Unearned     and     Compre-    Paid in
                        Preferred    Common             Paid-in     Compen-  Trustees'  hensive   Excess of
                         Shares      Shares    Amount   Capital     sation     Notes     Loss      Earnings   Total
                        ---------  ----------  ------  ----------  --------  ---------- -------   ---------  -------

Repayments of
 Employees' and
 Trustees' notes. . . .     --          --        --       --         --         1,374    --         --        1,374
Common shares
 repurchased. . . . . .     --       (220,400)     (2)    (4,882)     --         --       --         --       (4,884)
Reallocation of
 minority interest. . .     --          --        --       2,836      --         --       --         --        2,836
                        ---------  ----------   -----    -------   --------    -------  -------    -------   -------
Balance at
 December 31, 2001. . .   350,000  17,840,368     182    355,728      --       (10,857)  (4,294)   (10,482)  330,277
                                                                                                             -------

Comprehensive income:
 Net income . . . . . .     --          --        --       --         --         --       --        40,355    40,355
 Preferred share
  dividends paid. . . .     --          --        --       --         --         --       --        (7,903)   (7,903)
 Current period income
  on derivative
  contracts . . . . . .     --          --        --       --         --         --       1,011      --        1,011
                                                                                                             -------
Comprehensive income
 attributable to
 common shares. . . . .     --          --        --       --         --         --       --         --       33,463
                                                                                                             -------
Common share
 distributions. . . . .     --          --        --       --         --         --       --       (34,038)  (34,038)





                                            AMLI RESIDENTIAL PROPERTIES TRUST

                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - CONTINUED

                                      YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                                 (Dollars in thousands)

                                                                                        Accumu-
                                                                                         lated
                        Shares of Beneficial Interest                        Employees'  Other    Dividends
                       ------------------------------  Additional  Unearned     and     Compre-    Paid in
                        Preferred    Common             Paid-in     Compen-  Trustees'  hensive   Excess of
                         Shares      Shares    Amount   Capital     sation     Notes     Loss      Earnings   Total
                        ---------  ----------  ------  ----------  --------  ---------- -------   ---------  -------

Shares issued in
 connection with:
  Executive Share
   Purchase Plan. . . .     --         11,691     --         278      --         --       --         --          278
  Options exercised . .     --         10,000     --         204      --         --       --         --          204
  Units converted
    to shares . . . . .     --         45,593     --         840      --         --       --         --          840
  Trustees'
    compensation. . . .     --          4,098     --          87      --         --       --         --           87
Repayments of
 Employees' and
 Trustees' notes. . . .     --          --        --       --         --         4,029    --         --        4,029
Common shares
 repurchased. . . . . .     --     (1,466,500)    (14)   (31,519)     --         --       --         --      (31,533)
Preferred shares
 converted to
 common shares. . . . .  (250,000)    250,000     --       --         --         --       --         --        --
Reallocation of
 minority interest
 and other. . . . . . .     --          --        --      (1,479)     --         --       --         --       (1,479)
                        ---------  ----------   -----    -------   --------    -------  -------    -------   -------
Balance at
 December 31, 2002. . .   100,000  16,695,250     168    324,139      --        (6,828)  (3,283)   (12,068)  302,128
                                                                                                             -------
Comprehensive income:
 Net income . . . . . .     --          --        --       --         --         --       --        26,104    26,104
 Preferred share
  dividends paid. . . .     --          --        --       --         --         --       --        (7,922)   (7,922)
 Current period
  income on
  derivative
  contracts . . . . . .     --          --        --       --         --         --         661      --          661
                                                                                                             -------





                                            AMLI RESIDENTIAL PROPERTIES TRUST

                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - CONTINUED

                                      YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                                 (Dollars in thousands)

                                                                                        Accumu-
                                                                                         lated
                        Shares of Beneficial Interest                        Employees'  Other    Dividends
                       ------------------------------  Additional  Unearned     and     Compre-    Paid in
                        Preferred    Common             Paid-in     Compen-  Trustees'  hensive   Excess of
                         Shares      Shares    Amount   Capital     sation     Notes     Loss      Earnings   Total
                        ---------  ----------  ------  ----------  --------  ---------- -------   ---------  -------
Comprehensive
 income attributable
 to common shares . . .     --          --        --       --         --         --       --         --       18,843
                                                                                                             -------
Common share
 distributions. . . . .     --          --        --       --         --         --       --       (34,384)  (34,384)
Shares issued in
 connection with:
 Common shares
  offering, net of
  offering cost of
  $892. . . . . . . . .     --      2,415,000      24     58,010      --         --       --         --       58,034
  Executive Share
   Purchase Plan. . . .     --         20,466     --         415      --         --       --         --          415
  Options exercised . .     --        336,091       3      5,328      --         --       --         --        5,331
  Units converted to
   shares . . . . . . .     --      1,875,407      19     33,303      --         --       --         --       33,322
  Trustees'
   compensation . . . .     --          4,454     --         102      --         --       --         --          102
  Senior officer
   share acquisition
   plan . . . . . . . .     --         47,900       1      1,070       (918)     --       --         --          153
Repayments of
 Employees' and
 Trustees' notes. . . .     --          --        --       --         --         2,215    --         --        2,215
Reallocation of
 minority interest
 and other. . . . . . .     --          --        --      (2,146)     --         --       --         --       (2,146)
                        ---------  ----------   -----    -------    -------    -------  -------    -------  --------
Balance at
 December 31, 2003. . .   100,000  21,394,568   $ 215    420,221       (918)    (4,613)  (2,622)   (28,270)  384,013
                        =========  ==========   =====    =======    =======    =======  =======    =======  ========

                              See accompanying notes to consolidated financial statements.

                                         AMLI RESIDENTIAL PROPERTIES TRUST

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                              (Dollars in thousands)

                                                                 2003             2002              2001
                                                               --------         --------          --------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . . . . . . .        $ 26,104           40,355            45,746
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization. . . . . . . . . . .          29,886           22,058            21,831
     Share of income from partnerships. . . . . . . . .          (5,831)          (7,604)           (9,361)
     Cash distributions from partnerships -
       operating cash flow. . . . . . . . . . . . . . .          15,505           16,683            10,606
     (Income) loss from the Service Companies . . . . .           --                (298)              117
     Provision for loss on land held for
       development or sale. . . . . . . . . . . . . . .             700              550             2,086
     Gains on sales of rental communities . . . . . . .          (5,688)         (18,955)          (13,693)
     Gain on sale of a land parcel. . . . . . . . . . .            (123)           --                --
     Share of partnerships' gains on sales
       of rental communities. . . . . . . . . . . . . .          (6,284)          (1,283)           (9,603)
     Loss on impairment of an investment
       in a partnership . . . . . . . . . . . . . . . .           1,191            --                --
     Minority interest. . . . . . . . . . . . . . . . .           2,633            6,675             7,908
     Other. . . . . . . . . . . . . . . . . . . . . . .             400             (229)            --
  Changes in assets and liabilities:
    Deferred costs. . . . . . . . . . . . . . . . . . .            (428)             (55)             (193)
    Deferred tax asset. . . . . . . . . . . . . . . . .            (624)           --                --
    Other assets. . . . . . . . . . . . . . . . . . . .           4,818              (13)              535
    Accrued real estate taxes . . . . . . . . . . . . .            (634)            (356)              575
    Accrued interest payable. . . . . . . . . . . . . .            (293)            (253)               55
    Tenant security deposits and prepaid rent . . . . .             271              316               149
    Other liabilities . . . . . . . . . . . . . . . . .             710              (27)              281
                                                               --------         --------          --------
        Net cash provided by operating activities . . .          62,313           57,564            57,039
                                                               --------         --------          --------




                                         AMLI RESIDENTIAL PROPERTIES TRUST

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                   YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                              (Dollars in thousands)


                                                                 2003             2002              2001
                                                               --------         --------          --------
Cash flows from (for) investing activities:
  Net cash proceeds from sales of rental
    communities . . . . . . . . . . . . . . . . . . . .           5,927           58,718            59,799
  Net cash proceeds from sales of land parcels. . . . .           3,972            3,279             --
  Share of partnerships' net cash proceeds
    from sales of rental communities
    in excess of return of capital. . . . . . . . . . .           3,713              459            10,467
  Investments in partnerships . . . . . . . . . . . . .         (10,706)         (62,322)           (8,605)
  Distributions from partnerships -
    return of capital . . . . . . . . . . . . . . . . .          26,135           15,420             5,144
  Distributions from partnerships -
    refinancing proceeds. . . . . . . . . . . . . . . .           --              33,340             --
  Advances to/from affiliates, net. . . . . . . . . . .           1,652            8,977           (10,498)
  Earnest money deposits and other costs. . . . . . . .            (720)            (495)              590
  Acquisition communities, net of OP units
    issued in 2001. . . . . . . . . . . . . . . . . . .        (181,115)         (27,852)          (76,932)
  Other capital expenditures. . . . . . . . . . . . . .          (6,914)          (4,850)           (6,929)
  Communities under development, net of
    co-investors' share of costs. . . . . . . . . . . .         (32,747)         (11,814)          (14,058)
  Other liabilities . . . . . . . . . . . . . . . . . .            (979)          (1,636)            2,578
                                                               --------         --------          --------
      Net cash provided by (used in)
        investing activities. . . . . . . . . . . . . .        (191,782)          11,224           (38,444)
                                                               --------         --------          --------




                                         AMLI RESIDENTIAL PROPERTIES TRUST

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                   YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                              (Dollars in thousands)


                                                                 2003             2002              2001
                                                               --------         --------          --------

Cash flows from (for) financing activities:
  Debt proceeds, net of financing costs . . . . . . . .         656,661          386,854           276,671
  Debt repayments . . . . . . . . . . . . . . . . . . .        (544,940)        (378,828)         (264,350)
  Proceeds from issuance of Option Plan and
    Executive Share Purchase Plan shares
    and collection of Employees' and Trustees'
    notes . . . . . . . . . . . . . . . . . . . . . . .           7,902            4,566             2,771
  Repurchase of shares of beneficial interest -
    common shares . . . . . . . . . . . . . . . . . . .           --             (31,533)           (4,884)
  Purchase of shares of the Service Companies . . . . .           --                (700)            --
  Proceeds from common shares offering,
    net of issuance cost. . . . . . . . . . . . . . . .          58,034            --                --
  Proceeds from preferred shares offering,
    net of issuance cost. . . . . . . . . . . . . . . .           --                 (40)           19,144
  Distributions to minority interest. . . . . . . . . .          (5,983)          (7,020)           (6,916)
  Dividends paid. . . . . . . . . . . . . . . . . . . .         (42,306)         (41,941)          (40,245)
                                                               --------         --------          --------
      Net cash provided by (used in)
        financing activities. . . . . . . . . . . . . .         129,368          (68,642)          (17,809)
                                                               --------         --------          --------
Net increase (decrease) in cash and cash equivalents. .            (101)             146               786
Cash and cash equivalents at beginning of year. . . . .           6,038            5,892             5,106
                                                               --------         --------          --------
Cash and cash equivalents at end of year. . . . . . . .        $  5,937            6,038             5,892
                                                               ========         ========          ========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest,
    net of amounts capitalized. . . . . . . . . . . . .        $ 24,225           24,648            25,406
                                                               ========         ========          ========






                                         AMLI RESIDENTIAL PROPERTIES TRUST

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                   YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                              (Dollars in thousands)


                                                                 2003             2002              2001
                                                               --------         --------          --------
Supplemental disclosure of non-cash investing and
 financing activities:
  OP Units converted to common shares . . . . . . . . .        $ 33,322              840             2,552
  Shares issued in connection with Executive
    Share Purchase Plan, Trustees' compensation
    and restricted shares . . . . . . . . . . . . . . .             315               45             --
  Advances to the Service Companies for land
    parcels acquired from the Company . . . . . . . . .           --              18,949             --
  OP units issued for the acquisition of
    communities . . . . . . . . . . . . . . . . . . . .           --               --               10,340
  Purchase money note received for sale
    of communities. . . . . . . . . . . . . . . . . . .          28,530            --                --
  Acquisition of other assets and assumption of
    mortgage debt and other liabilities in
    connection with the acquisition of partners'
    ownership interests in partnership communities:
      Real estate tax escrow. . . . . . . . . . . . . .           1,654            --                --
      Other assets. . . . . . . . . . . . . . . . . . .             677            --                --
      Mortgage debt, net of deferred financing. . . . .          74,870            --                --
      Accrued real estate taxes . . . . . . . . . . . .           4,579            --                --
      Accrued interest payable. . . . . . . . . . . . .             355            --                --
      Tenant security deposits and prepaid rents. . . .             788            --                --
      Other liabilities . . . . . . . . . . . . . . . .           1,120            --                --
                                                               ========         ========          ========














                           See accompanying notes to consolidated financial statements.

                      AMLI RESIDENTIAL PROPERTIES TRUST

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                  (Dollars in thousands, except share data)


1.    ORGANIZATION AND BASIS OF PRESENTATION

      ORGANIZATION

      AMLI Residential Properties Trust ("AMLI" or the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), was formed on February 15, 1994 to continue and expand the multifamily property businesses previously conducted by Amli Realty Co. ("ARC") and its affiliates. AMLI is engaged in the acquisition, development, co-investment and management of upscale, institutional quality multifamily apartment communities in eight major metropolitan markets in the Southeast, Southwest, Midwest and Mountain regions of the United States.

      AMLI is the sole general partner and owned an approximate 94% general partnership interest in AMLI Residential Properties, L.P. (the "Operating Partnership" or "OP") at December 31, 2003. The 6% not owned by AMLI is owned by limited partners that hold Operating Partnership units ("OP Units") which are convertible into common shares of AMLI on a one-for-one basis, subject to certain limitations. At December 31, 2003, AMLI owned 25,419,568 OP Units (including 4,025,000 Preferred OP Units) and the limited partners owned 1,743,396 OP Units. AMLI has qualified and anticipates continuing to qualify as a real estate investment trust for Federal income tax purposes.

      At December 31, 2003, AMLI owned or had interests in 76 multifamily apartment communities comprised of 29,224 apartment homes. Seventy-one of these communities totaling 27,407 apartment homes were stabilized and five communities containing 1,817 apartment homes were under development or in lease-up. In addition, the Service Companies (defined below) owned two communities containing 551 apartment homes and had an interest in one other community containing 248 apartment homes, all of which are being developed for sale.

      BASIS OF PRESENTATION

      The accompanying Consolidated Financial Statements are prepared using accounting principles generally accepted in the United States of America ("GAAP"), and include the accounts of AMLI, the Operating Partnership, AMLI Management Company ("AMC") and AMLI Institutional Advisors, Inc. ("AIA"). Previously accounted for using the equity method of accounting, AMC and AIA have been consolidated subsidiaries since AMLI acquired voting control of both entities effective December 31, 2002.

      AMC provides property management and leasing services, and its wholly-owned affiliates, AMLI Corporate Homes ("ACH") and AMLI Residential Construction LLC ("Amrescon"), provide corporate home rental services and construction contracting and management services, respectively. AIA provides institutional advisory services. AMC, Amrescon and AIA collectively are referred to as the Service Companies.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      AMLI's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses to prepare these financial statements in conformity with GAAP. Actual amounts realized or paid could differ from these estimates.

      All significant inter-entity balances and transactions have been eliminated in the consolidation.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      RENTAL COMMUNITIES AND DEPRECIATION

      Real estate assets are stated at cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred; replacements having an estimated useful life of at least one year and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over useful lives of the rental communities (buildings and related land improvements -- 40 years; furniture, fixtures and equipment -- 5-15 years). Twenty rental communities having an original undepreciated cost of $569,053 are pledged to secure debt (see note 6).

      In conjunction with acquisitions of existing communities, it is AMLI's policy to provide in its acquisition budgets adequate funds to complete any deferred maintenance items and to otherwise make the communities acquired competitive with comparable newly-constructed communities. In some cases, AMLI will provide in its acquisition budgets additional funds to upgrade or otherwise improve new acquisitions. All such costs are capitalized when subsequently incurred as costs of acquisition communities.

      Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144"), addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. Long-lived assets, such as land, buildings and improvements and personal property, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability of a long-lived asset to be held and used is measured by comparing the carrying amount of an asset to its estimated undiscounted future cash flows over its estimated remaining holding period. If an investment is determined to be impaired, AMLI recognizes an impairment charge in the amount of the excess of its carrying amount over its fair value less costs to sell. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell, and such assets are no longer depreciated.

      AMLI has provided for losses on its land parcels held for future development or sale totaling $700 (pre-tax), $550 and $2,086 for the years ended December 31, 2003, 2002 and 2001, respectively, which losses (including $550 recorded in 2003 by the Service Companies) are included in the accompanying Consolidated Statements of Operations.

                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

      RENTAL COMMUNITY ACQUISITIONS

      AMLI acquires interests in institutional quality multifamily communities, with a focus on newer communities, having high-quality construction, amenities, location and market position.  The table below summarizes the communities acquired during 2002-2003:

                                             NUMBER      YEAR
                                              OF         COM-       DATE      PURCHASE              TOTAL
COMMUNITY                LOCATION            UNITS      PLETED     ACQUIRED    PRICE       DEBT     EQUITY
---------                --------           --------   --------    --------   --------    ------   --------
WHOLLY-OWNED:
AMLI:
 Upper West Side. . . .  Ft. Worth, TX           194       2001      5/1/02   $ 13,600      --       13,600
 7th Street Station . .  Ft. Worth, TX           189       2000    10/17/02     13,700      --       13,700
 at Verandah (1). . . .  Arlington, TX           538    1986/91      1/2/03     26,023    15,972     10,051
 at Castle Creek (1). .  Indianapolis, IN        276       2000     8/14/03     23,850      --       23,850
 Creekside (1). . . . .  Overland Park, KS       224       2000     8/14/03     18,500      --       18,500
 at Regents Crest (1) .  Overland Park, KS       476    1991/95
                                                            /97     8/14/03     38,650    14,632     24,018
 on Spring Mill (1) . .  Carmel, IN              400       1999     8/25/03     30,000      --       30,000
 at Oakhurst North
   (1). . . . . . . . .  Aurora, IL              464       2000     8/25/03     50,000      --       50,000
 at Danada Farms (1). .  Wheaton, IL             600    1989/91    10/31/03     71,000    23,275     47,725
 Knox-Henderson . . . .  Dallas, TX              180       1994    12/30/03     17,900     --        17,900
 at Oak Bend (1). . . .  Dallas, TX              426       1997    12/31/03     24,631    18,079      6,552
                                              ------                          --------    ------    -------
   Total wholly-owned .                        3,967                           327,854    71,958    255,896
                                              ------                          --------    ------    -------
PARTNERSHIPS:
(AMLI ownership
percentage):
AMLI:
 at Park Meadows
  (25%) . . . . . . . .  Littleton, CO           518       2001     4/24/02     56,500    28,500     28,000
 at Bryan Place
  (48%) . . . . . . . .  Dallas, TX              420       1999     6/28/02     39,600    26,200     13,400
                                              ------                          --------   -------    -------
   Total partnerships .                          938                            96,100    54,700     41,400
                                              ------                          --------   -------    -------
   Total. . . . . . . .                        4,905                          $423,954   126,658    297,296
                                              ======                          ========   =======    =======

  (1)  The purchase price and the amount of debt assumed are stated at 100%.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      Pursuant to Statement of Financial Accounting Standards No. 141 "Accounting for Business Combinations," ("SFAS 141"), AMLI allocates a portion of the total acquisition cost of communities acquired to leases in existence as of the date of acquisition. During 2003, AMLI allocated $6,878 of the total acquisition cost to existing leases, which amount is included in depreciable property in the accompanying Consolidated Balance Sheet as of December 31, 2003. This allocated cost is amortized over the average remaining terms of the leases, which is approximately twelve months, and is considerably less than the depreciable lives associated with all other acquisition costs. Total amortization of this allocated cost ($1,536) is included in the accompanying Statement of Operations for the year ended December 31, 2003. Rental rates of all acquired leases approximate current market rent. No such allocation was made with respect to 2002 acquisitions because the effect of these acquisitions was not material to AMLI's financial position or results of operations.

      GOODWILL

      Unamortized Service Company goodwill of $668 has been tested by valuing the future construction business anticipated to be undertaken in regions serviced by the construction operations to which the unamortized goodwill relates, and no impairment existed as of December 31, 2003. No goodwill amortization has been charged to expense subsequent to December 31, 2001. In addition, as of December 31, 2002, AMLI allocated $434 (of the acquisition cost of the Service Company subsidiaries' controlling interests not already owned) to the cost of property management contracts, which AMLI is amortizing over a five-year period.

      Pro forma net income excluding goodwill amortization would be as follows:
                                         Years Ended December 31,
                                    ------------------------------------
                                      2003          2002          2001
                                    --------      --------      --------
Net income, as reported:
  Net income. . . . . . . . . .     $ 26,104        40,355        45,746
  Net income attributable
    to preferred shares . . . .       (7,922)       (7,989)       (6,955)
                                    --------      --------      --------
  Net income attributable
    to common shares. . . . . .     $ 18,182        32,366        38,791
                                    ========      ========      ========

Pro forma net income
  - Basic . . . . . . . . . . .     $ 18,182        32,366        39,136
                                    ========      ========      ========

Pro forma net income
  - Diluted . . . . . . . . . .     $ 18,182        32,366        46,091
                                    ========      ========      ========

Earnings per share:
  Basic - as reported . . . . .     $   1.00      $   1.83      $   2.18
  Basic - pro forma . . . . . .     $   1.00      $   1.83      $   2.20

  Diluted - as reported . . . .     $   1.00      $   1.80      $   2.12
  Diluted - pro forma . . . . .     $   1.00      $   1.80      $   2.14

                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


RENTAL COMMUNITIES HELD FOR SALE

      During the fourth quarter of 2003, AMLI decided to sell the following communities and reinvest the proceeds by acquiring newer communities or developing communities in AMLI's existing markets.  AMLI anticipates that these communities will be sold during 2004.


                           Carrying
                             Cost,
                            Net of
                            Accumu-
                            lated             Total Revenue          Net Operating Income      Anticipated
                 Number    Depreci-  --------------------------  ---------------------------   Disposition
Community       of Units    ation      2003      2002     2001      2003      2002     2001        Date
---------       --------   --------  --------  -------- --------  --------  -------- --------  -----------
AMLI at
  Spring
  Creek            1,180    $39,146     9,467    10,304   11,215     5,434     6,391    7,481    2nd Qtr,
                                                                                                   2004
AMLI at
  Verandah
  (1)                538     22,680     4,339     --       --        2,412     --       --       4th Qtr.
                                                                                                   2004
                --------   --------  --------  -------- --------  --------  -------- --------

Total              1,718   $ 61,826    13,806    10,304   11,215     7,846     6,391    7,481
                ========   ========  ========  ======== ========  ========  ======== ========



   (1)  This community was a co-investment community and became a wholly-owned community in January 2003.



                      AMLI RESIDENTIAL PROPERTIES TRUST

      DISCONTINUED OPERATIONS

      AMLI reports in discontinued operations the operating results of wholly-owned communities sold or held for sale. Such results are shown net of interest on debt to the extent this debt is secured by mortgages on such wholly-owned communities. No other interest expense is allocated to discontinued operations. Communities sold or held for sale by co-investment partnerships accounted for using the equity method of accounting are not discontinued operations under the provisions of SFAS 144. AMLI sold AMLI at Centennial Park and AMLI at Town Center in 2003, AMLI at Gleneagles and AMLI at Western Ridge in 2002 and has AMLI at Spring Creek and AMLI at Verandah held for sale at December 31, 2003. Condensed financial information of the results of operations for these communities for the periods indicated is as follows.


                                           Years Ended December 31,
                                       --------------------------------
                                         2003        2002        2001
                                       --------    --------    --------

      Rental income . . . . . . . .    $ 16,142      19,218      21,798
      Other income. . . . . . . . .       1,182       1,171       1,338
                                       --------    --------    --------
      Total community revenue . . .      17,324      20,389      23,136

      Community rental expenses . .       7,336       7,993       8,388
                                       --------    --------    --------
      Net operating income. . . . .       9,988      12,396      14,748

      Depreciation expense. . . . .       3,370       3,272       3,866

      Interest and amortization of
        deferred costs. . . . . . .       2,315       1,118       1,634
                                       --------    --------    --------
      Income from discontinued
        operations before
        minority interest . . . . .       4,303       8,006       9,248

      Minority interest . . . . . .         648       1,367       1,560
                                       --------    --------    --------

      Income from discontinued
        operations, net of
        minority interest . . . . .       3,655       6,639       7,688
                                       --------    --------    --------
      Gains on sales of rental
        communities . . . . . . . .       5,688      18,906       --
      Minority interest . . . . . .         575       3,242       --
                                       --------    --------    --------
      Gains on sales of rental
        communities, net of
        minority interest . . . . .       5,113      15,664       --
                                       --------    --------    --------
         Income from discontinued
           operations . . . . . . .    $  8,768      22,303       7,688
                                       ========    ========    ========

                      AMLI RESIDENTIAL PROPERTIES TRUST

      TRANSACTIONS WITH CO-INVESTMENT PARTNERSHIPS

      Certain of AMLI's co-investment partnerships are formed by AMLI contributing its interest in land or a rental community and receiving credit or reimbursement based on its cost, in which case no gain or loss is recognized upon partnership formation. Many of AMLI's acquisitions are made concurrent with the initial formation of a co-investment partnership, in which case the partners typically make their initial cash contributions concurrent with the closing of the acquisition.

      During 2003, AMLI entered into a joint venture to develop and own AMLI at Museum Gardens. The partnership acquired approximately 16.7 acres of land for a purchase price of $5,880. AMLI's ownership interest in this partnership is 25%.

      During 2002, AMLI contributed its interest in a 1.8 acre land parcel located in downtown Austin to AMLI Downtown Austin, L.P. In addition, AMLI contributed its 30% interest in the existing improvements and transferred the remaining 70% to this joint venture. The land parcel was acquired by AMLI in March 2000 and was contributed to the partnership at the agreed price of $4,567 plus $305 of other land acquisition costs. AMLI was reimbursed for 70% of the total costs of $13,481, and no gain or loss was recognized on this transaction.

      CASH AND CASH EQUIVALENTS

      For purposes of the Statements of Cash Flows, AMLI considers all investments with an original maturity of three months or less to be cash equivalents.

      INTEREST AND REAL ESTATE TAX CAPITALIZATION

      Interest and real estate taxes incurred during the construction period are capitalized and depreciated over the lives of the constructed assets. During the years ended December 31, 2003, 2002 and 2001, total interest capitalized was $2,054, $3,383 and $4,100, respectively.

      DEFERRED EXPENSES

      Deferred expenses consist primarily of financing costs, which are amortized using the straight-line method over the terms of the related debt. During the construction period, amortization of deferred costs relating to communities under development is capitalized and depreciated over the lives of the constructed assets. During the years ended December 31, 2003, 2002 and 2001, capitalized amortization of deferred costs totaled $117, $103 and $126, respectively.

      DERIVATIVES AND HEDGING FINANCIAL INSTRUMENTS

      In the normal course of business, AMLI uses a variety of derivative financial instruments to reduce its exposure to changes in interest rates. AMLI limits these risks by following established risk management policies and procedures. AMLI does not enter into derivative contracts for trading or speculative purposes. Furthermore, AMLI has a policy of entering into contracts only with major financial institutions based upon their credit rating and other factors.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      All of AMLI's hedges are characterized as cash flow hedges and are thus reported at fair value in the Consolidated Balance Sheets. AMLI engages a third-party consultant to determine the fair values of derivative instruments at each balance sheet date. The unrealized gains/losses in the fair value of these hedges are reported in the Consolidated Balance Sheets in other assets or other liabilities with a corresponding adjustment to either accumulated other comprehensive income (loss), a component of shareholders' equity, or earnings, depending on the type of hedging relationship. Gains and losses from cash flow hedges are reported in accumulated other comprehensive income or loss.

      AMLI identifies the debt it is hedging at the time it enters into each derivative contract and records interest expense as payments are made pursuant to interest rate swaps or by amortizing the cost of interest rate caps and Treasury locks over the hedged period, as long as periodic computations confirm the effectiveness of the hedge. If the hedge becomes ineffective, the fair value of the interest rate swap or the unamortized cost of the interest rate cap or Treasury lock is charged to expense.

      The following table summarizes the notional amounts and approximate fair value of AMLI's liability under existing interest rate cap and swap contracts. The notional amounts at December 31, 2003 provide an indication of the extent of AMLI's involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.

                                                      Cumula-
                                                       tive    Approxi-
                          Fixed                        Cash     mate
      Type of   Notional  Rate    Term of   Contract   Paid,    Fair
      Contract    Amount   (1)    Contract  Maturity    Net     Value
      --------  --------  ------  --------  --------  ------   --------
      Swap       $15,000  6.405%   5 years   9/20/04  $1,854      (563)
      Swap        10,000  6.438%   5 years   10/4/04   1,213      (397)
      Swap        15,000  4.378%   5 years    4/1/09    --        (459)
      Swap        30,000  4.510%   5 years    4/1/09    --      (1,105)
      Cap         15,000  4.000%   5 years    4/1/09     927       641
                 -------                              ------    ------
                 $85,000
                 =======
                     At December 31, 2003             $3,994    (1,883)(2)
                    At December 31, 2002              ======    (2,379)(2)
                                                                ------
                     Net change                                 $  496
                                                                ======

(1) The fixed rate for the swaps includes the swap spread (the risk component added to the Treasury yield to determine a fixed rate) and excludes lender's spread.

(2) Represents the approximate amount which AMLI would have paid or received as of December 31, 2003 and 2002, respectively, if these contracts were terminated. The net amount was recorded as liability in the accompanying Consolidated Balance Sheets as of December 31, 2003 and 2002. AMLI estimates that approximately $1,702 will be transferred from accumulated other comprehensive loss to interest expense in 2004.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      On December 31, 2003, all of AMLI's derivative instruments were reported as other liabilities at their fair value and the offsetting adjustments were reported as losses in accumulated other comprehensive loss as follows:
                                       At December 31,
                                   ----------------------
                                    2003           2002      Change
                                  --------       --------    ------
      Company's derivative
       contracts:
        Interest rate swaps
          (1)(4). . . . . . . . . $ (2,520)        (2,299)     (221)
        Interest rate cap . . . .      641          --          641
        Treasury lock (2) . . . .      355            507      (152) (3)
                                  --------       --------    ------
                                    (1,524)        (1,792)      268
                                  --------       --------    ------
      Share of partnerships'
       derivative contracts:
        AMLI at Osprey Lake
          (2) . . . . . . . . . .   (1,098)        (1,253)      155  (3)
        AMLI at Seven Bridges
          (5) . . . . . . . . . .    --              (238)      238  (3)
                                  --------       --------    ------
                                    (1,098)        (1,491)      393
                                  --------       --------    ------
      Total . . . . . . . . . . . $ (2,622)        (3,283)      661
                                  ========       ========    ======

      (1) Adjustments to earnings of $76, $23 and $58 due to an ineffectiveness on the interest rate swap contracts were recorded for the years ended December 31, 2003, 2002 and 2001, respectively.

      (2) AMLI cash-settled the Treasury lock and the AMLI at Osprey Lake hedge prior to 2002.

      (3) This change is reflected in earnings for the year ended December 31, 2003.

      (4) AMLI's interest rate swaps are being settled by making monthly payments through April 2009.

      (5)   The AMLI at Seven Bridges hedge was settled in December 2003.


      GUARANTEES OF INDEBTEDNESS TO OTHERS

      AMLI is contingently liable with respect to letters of credit and guarantees issued to secure undertakings made by various unconsolidated affiliates. AMLI anticipates that no such contingent liability will be realized, and that the various letters of credit and guarantees will eventually expire. AMLI has computed the aggregate fair value of all such letters of credit and guarantees. AMLI estimates such fair value to be less than $200.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      No new or modified guarantees were entered into during the year ended December 31, 2003, except that in connection with the formation of Museum Gardens IL, LLC in June 2003, AMLI became contingently liable on its $2,053 share of a letter of credit issued to secure this partnership's obligation to complete certain improvements. AMLI has valued this contingent liability at $10 and has included this amount in other assets and other liabilities in the accompanying Consolidated Balance Sheet at December 31, 2003. AMLI anticipates that this contingent liability will terminate in 2005 following completion of these certain improvements.

      FAIR VALUES

      The estimated fair values of AMLI's financial instruments presented in these Notes to Consolidated Financial Statements have been determined by management based on pertinent information available as of December 31, 2003 and 2002, using appropriate methodologies. These estimates are not necessarily indicative of the amounts AMLI could ultimately realize.

      AMLI's financial instruments consist primarily of its cash equivalents, interest-bearing notes receivable, operating payables, debt and interest rate limitation contracts. The carrying amounts of AMLI's cash equivalents, interest-bearing notes receivable from the Service Companies, partnerships and third parties, and operating payables are considered to be a reasonable estimate of fair value due to the short-term nature of these instruments.

      At December 31, 2003 and 2002, the fair value of AMLI's fixed-rate mortgage indebtedness was $356,479 and $284,280, which was $23,416 and $11,601 greater than its carrying value for financial reporting purposes, respectively. AMLI's liability under interest rate limitation contracts reported in the accompanying Consolidated Balance Sheets is stated at an aggregate approximate fair value of $1,883 and $2,379 at December 31, 2003 and 2002, respectively.

      REVENUE RECOGNITION

      Rental revenue -- AMLI leases its residential communities pursuant to operating leases with terms generally of six or twelve months. Rental income is recognized when earned; this method approximates recognition using the straight-line method over the related lease term. At
December 31, 2003, apartment leases in effect provide for annualized rental income aggregating approximately $126,645.

      Income from partnerships -- the Operating Partnership is entitled to its share of cash flows or liquidation proceeds in excess of its stated ownership percentages based on returns to its partners in excess of specified rates. In such instances, AMLI receives a share of income equal to its share of cash flow in excess of its ownership interest. This income is included income from partnerships in the accompanying Consolidated Statements of Operations. AMLI received $375, $0 and $1,796 as its share of net sale proceeds in excess of its ownership interest from sales of residential communities in 2003, 2002 and 2001, respectively. Such income attributable to AMLI's "promoted interest" (its share that exceeds its proportionate share based on its invested capital) is reported as other income in the accompanying Consolidated Statements of Operations.

      Development fees -- AMLI receives development fees from co-investment partnerships during the development period. These fees, net of related personnel costs, are recognized over the development period using the percentage of completion method. Such fees, net of intercompany eliminations to the extent of AMLI's ownership interest in the co-investment partnerships, totaled $1,330, $2,355 and $1,701 and are included in fee income in the accompanying Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001, respectively.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      PER SHARE DATA

      The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated.

                                        Years Ended December 31,
                                 -------------------------------------
                                     2003         2002         2001
                                  ----------   ----------   ----------
Income from continuing
  operations. . . . . . . . . .   $   17,336       18,052       38,058
Income from discontinued
  operations. . . . . . . . . .        8,768       22,303        7,688
                                  ----------   ----------   ----------

Net income. . . . . . . . . . .       26,104       40,355       45,746
Less income attributable to
  preferred shares. . . . . . .       (7,922)      (7,989)      (6,955)
                                  ----------   ----------   ----------
Net income attributable to
  common shares - Basic . . . .   $   18,182       32,366       38,791
                                  ==========   ==========   ==========

Net income attributable to
  common shares - Diluted
  (1) . . . . . . . . . . . . .   $   18,182       32,366       45,746
                                  ==========   ==========   ==========

Weighted average common
  shares - Basic. . . . . . . .   18,121,659   17,730,995   17,806,311
Dilutive options and other
  plan shares . . . . . . . . .      143,320      209,360      174,133
Convertible preferred
  shares (1). . . . . . . . . .        --           --       3,597,424
                                  ----------   ----------   ----------
Weighted average common
  shares - Dilutive . . . . . .   18,264,979   17,940,355   21,577,868
                                  ==========   ==========   ==========

Net income per common share:
    Basic . . . . . . . . . . .   $     1.00   $     1.83   $     2.18
    Diluted . . . . . . . . . .   $     1.00   $     1.80   $     2.12
                                  ==========   ==========   ==========

       (1) In 2003 and 2002, convertible preferred shares are anti-dilutive.


      POST-RETIREMENT BENEFITS

      AMLI offers no post-retirement benefits to any of its employees and has no current intention to implement any such plan.

      SHARE OPTIONS

      AMLI commenced reporting the value of awarded share options as a charge against earnings for options awarded subsequent to January 1, 2002. AMLI awarded a total of 378,750 options, net of cancellations, to employees since January 1, 2002 and is recording $292 in expense ratably over the five years ended December 31, 2007.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      If AMLI had commenced recording option expense as of the January 1, 1996 effective date of Statement of Financial Standards No. 123, pro forma net income, including option expense, and earnings per share would have been as follows:

                                        Years Ended December 31,
                                 -------------------------------------
                                     2003         2002         2001
                                  ----------   ----------   ----------
Net income, as reported:
  Net income. . . . . . . . . .   $   26,104       40,355       45,746
  Net income attributable
    to preferred shares . . . .        7,922        7,989        6,955
                                  ----------   ----------   ----------
  Net income attributable
    to common shares. . . . . .       18,182       32,366       38,791
  Stock-based compensation
    expense included in
    reported net income,
    net of related tax
    effects . . . . . . . . . .           59        --              79
Total stock-based employee
  compensation expense
  determined under fair
  value based method for
  all awards, net of related
  tax effects . . . . . . . . .         (288)        (377)        (359)
                                  ----------   ----------   ----------

Pro forma net income
  - Basic . . . . . . . . . . .   $   17,953       31,989       38,511
                                  ==========   ==========   ==========

Pro forma net income
  - Diluted . . . . . . . . . .   $   17,953       31,989       45,467
                                  ==========   ==========   ==========

Earnings per share:
  Basic - as reported . . . . .   $     1.00         1.83         2.18
  Basic - pro forma . . . . . .   $     0.99         1.80         2.16

  Diluted - as reported . . . .   $     1.00         1.80         2.12
  Diluted - pro forma . . . . .   $     0.98         1.79         2.12


      RECENTLY ISSUED ACCOUNTING STANDARDS

      In January 2003, FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities," ("FIN 46"), which addresses consolidation by business enterprises of variable interest entities ("VIEs"). FIN 46 was revised in December 2003. The revised FASB Interpretation No. 46 ("FIN 46R") is applicable for interim periods that end after March 15, 2004. FIN 46R clarifies the application of Accounting Research Bulletin No. 51 "Consolidated Financial Statements," and requires that VIEs in which a business enterprise has a majority variable interest be presented on a consolidated basis in its financial statements. We do not believe the adoption of this Interpretation will have a material impact on AMLI's consolidated financial statements.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      AMLI conducts a portion of its multifamily investment activities through joint ventures. Since its Initial Offering and through December 31, 2003, AMLI has formed 54 joint ventures with seventeen investors in which AMLI's ownership has ranged from 10% to 75%. AMLI has preliminarily concluded that, with the possible exception of its interest in Timberglen, L.P., none of its interests in unconsolidated partnerships qualifies for consolidation under FIN 46. In January 2004, AMLI acquired the partnership interest of its partner in Timberglen, LP (see note 15).

      SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was adopted by AMLI as of January 1, 2003. SFAS No. 145 significantly limits the treatment of losses associated with early extinguishment of debt as an extraordinary item and contains provisions that impact certain sale-leaseback transactions.

      CONVERTIBLE PREFERRED SHARES

      AMLI's Series B and Series D convertible preferred shares are, under certain circumstances, subject to mandatory redemption, and are also convertible, at the option of the holder, into common shares of beneficial interest.

      SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," ("SFAS 150"), was issued in May 2003. SFAS 150 establishes standards for how the issuer of financial instruments classifies and measures instruments that contain characteristics of both liabilities and equity. SFAS 150 requires certain freestanding financial instruments that embody obligations to be classified as liabilities. Further, certain mandatory redeemable financial instruments are required to be measured at their fair value with subsequent changes in fair value recognized in earnings. AMLI adopted SFAS 150 during 2003.

      Although SFAS 150 generally requires that preferred shares with a mandatory redemption feature be recorded as liabilities reported at fair value, this statement will not affect the accounting for AMLI's preferred shares because of the conversion feature.

      RECLASSIFICATIONS

      Certain amounts in the consolidated 2002 and 2001 financial statements of AMLI have been reclassified to conform with the current presentation.


3.  INVESTMENTS IN PARTNERSHIPS

      At December 31, 2003 and 2002, AMLI had investments in 37 and 47 partnerships, respectively, with AMLI's ownership percentages ranging from 10% to 75%.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      AMLI's investments in partnerships differ from AMLI's shares of partnerships' equity primarily due to capitalized interest on its investments in communities under development, purchase/sale price basis differences and the elimination of AMLI's share of its acquisition, financing and development fee income. Such differences are amortized using the straight-line method over 40 years. Investments in partnerships are summarized as follows:
                                                    As of December 31,
                                                ------------------------
                                                   2003          2002
                                                ----------    ----------

          Total assets. . . . . . . . . . . .   $1,073,252     1,318,729
                                                ==========    ==========
          Total debt. . . . . . . . . . . . .   $  565,873       589,284
          AMLI's share of debt. . . . . . . .      213,179       218,924
                                                ==========    ==========
          Total equity. . . . . . . . . . . .   $  472,555       682,434
          AMLI's share of equity. . . . . . .      143,725       196,558
                                                ==========    ==========
          AMLI's investment in
            partnerships. . . . . . . . . . .   $  141,107       192,711
          Distributions in excess of
            investments in and earnings
            from partnerships . . . . . . . .        6,184         4,806
                                                ----------    ----------
          Total . . . . . . . . . . . . . . .   $  147,291       197,517
                                                ==========    ==========


      Details of the differences between AMLI's aggregate investment in partnerships and its aggregate share of equity as recorded on the books of these partnerships, net of accumulated amortization as of December 31, 2003 and 2002 are as follows:

                                                   2003          2002
                                                ----------    ----------
          AMLI's share of equity in
            partnerships. . . . . . . . . . .   $  143,725       196,558
          Capitalized interest. . . . . . . .        4,220         4,941
          Eliminated fees . . . . . . . . . .       (5,503)       (6,233)
          Eliminated construction profits . .       (1,866)       (2,541)
          Other comprehensive loss. . . . . .       (1,098)       (1,491)
          Other, net. . . . . . . . . . . . .        1,629         1,477
                                                ----------    ----------
          AMLI's investment in partnerships .   $  141,107       192,711
                                                ==========    ==========

      At December 31, 2003, the Operating Partnership was a general partner or a managing member in various partnerships or limited liability companies ("Partnerships"). Under the terms of each Partnership, AMLI is entitled to receive its proportionate share of distributions from operations, sales or refinancings. In addition, the Operating Partnership and the Service Companies receive various fees for services provided to these Partnerships including development fees, construction fees, acquisition fees, property management fees, asset management fees, financing fees, administrative fees, disposition fees and promoted interests (additional share of operating cash flows or liquidation proceeds in excess of its stated ownership percentages based, in part, on the Partnerships generating cumulative returns to its partners in excess of specified rates). AMLI's share of income (loss) for the years ended December 31, 2003, 2002 and 2001 is summarized as follows:

                      AMLI RESIDENTIAL PROPERTIES TRUST

                                     2003         2002         2001
                                  ----------   ----------   ----------
Total revenue . . . . . . . . .   $  162,228      167,160      166,593
Total net income (loss) . . . .       18,179       23,463       28,849
AMLI's share of
  net income (loss) (1) . . . .        5,831        7,604        9,361
AMLI's share of
  depreciation. . . . . . . . .       11,840       12,011       11,289
                                  ==========   ==========   ==========

  (1) The Operating Partnership received cash flow and recorded operating income of $2,316, $2,930 and $2,280 in excess of its ownership percentages for the years ended December 31, 2003, 2002 and 2001, respectively.


      All but one of the debt financings obtained on behalf of partnerships, in which AMLI has in interest, is at fixed rates from various financial institutions on behalf of these Partnerships. All of these fixed-rate first mortgages are non-recourse debt secured by mortgage notes on the respective communities. Partnership debt was as follows at December 31, 2003:

                       Total      Outstand-
                     Commitment    ing at    AMLI's    Interest
Community               (1)       12/31/03  Share (2)    Rate    Maturity
---------            ----------   --------- ---------  --------  ---------
AMLI:
 on Timberglen (3)     $ 6,770        6,158    2,463   7.70%     June 2004
 Downtown               30,920       14,153    4,246   L+2.00%   June 2006
 at Prestonwood Hills   11,649       11,099    5,027   7.17%     Aug. 2006
 at Windward Park       18,183       17,340    7,860   7.27%     Aug. 2006
 Midtown                21,945       21,058    9,548   7.52%     Dec. 2006
 at Deerfield           12,600       12,094    3,024   7.56%     Dec. 2006
 on Frankford           25,710       24,940   11,311   8.25%     June 2007
 at Scofield Ridge      24,618       23,839   10,811   7.70%     Aug. 2007
 at Breckinridge Point  22,110       21,394    9,701   7.57%     Sep. 2007
 Towne Square           21,450       20,791    9,428   6.70%     Jan. 2008
 at Lowry Estates       33,900       32,950   16,475   7.12%     Jan. 2008
 at Summit Ridge        20,000       19,440    4,860   7.27%     Feb. 2008
 at River Park          15,100       14,257    5,703   6.86%(4)  June 2008
 on the Parkway         10,800        9,831    2,458   6.75%     Jan. 2009
 at Mill Creek          18,000       17,673    4,418   6.40%     May  2009
 at Chevy Chase         48,000       47,153   15,560   7.11%     June 2009
 at Park Meadows (5)    28,500       28,500    7,125   6.25%     July 2009
 at Bryan Place  (5)    26,200       26,200   12,576   5.81%     Aug. 2009
 at Barrett Lakes       16,680       15,477    5,417   8.50%     Dec. 2009
 at Northwinds          33,800       32,866   11,503   8.25%     Oct. 2010
 at Seven Bridges       51,000       51,000   10,200   7.25%     Jan. 2011
 at Osprey Lake         35,320       34,274   23,563   7.02%     Mar. 2011
 at Windbrooke          20,800       20,387    3,058   6.43%     Mar. 2012
 at Barrett Walk (6)    12,000       12,000    3,000   5.19%     Nov. 2013
 at Cambridge Square
   (6)                  20,900       20,900    6,270   5.19%     Nov. 2013
 at Lost Mountain       10,252       10,099    7,574   6.84%     Nov. 2040
                      --------     --------  -------
                      $597,207      565,873  213,179
                      ========     ========  =======

(1) In general, these loans provide for monthly payments of principal and interest based on a 25 to 30 year amortization schedule and a balloon payment at maturity. Some loans provide for payments of interest only.

                      AMLI RESIDENTIAL PROPERTIES TRUST

(2) Based upon percentage ownership of debt outstanding at December 31, 2003.

(3) This loan was assumed by AMLI upon acquisition on January 5, 2004 of its partner's ownership interest in Timberglen, LP and was prepaid without penalty on February 2, 2004.

(4)   Consists of $9,100 at 7.75% and $6,000 at 5.50%.

(5)   These loans provide for payment of interest only through maturity.

(6) The proceeds of these loans were distributed to the partners as a return of capital.


4.    THE SERVICE COMPANIES

      The assets of the Service Companies consisted of the following as of the dates presented:
                                                       December 31,
                                                 ----------------------
                                                   2003          2002
                                                 --------      --------
      Receivables . . . . . . . . . . . . .      $  6,351        11,532
      Land held for sale. . . . . . . . . .        12,301        12,732
      Rental communities under
        development and held for sale . . .        34,618         8,864
      Office building, net of
        accumulated depreciation. . . . . .         2,227         2,486
      Information technology costs,
        net of accumulated depreciation . .         8,500         8,329
      Net deferred tax asset. . . . . . . .         2,229         1,605
      Other . . . . . . . . . . . . . . . .         2,551         3,610
                                                 --------      --------
      Total . . . . . . . . . . . . . . . .      $ 68,777        49,158
                                                 ========      ========

      Deferred tax asset:
        Net operating loss carryforwards. .      $  2,230         1,219
        Goodwill. . . . . . . . . . . . . .           399           471
        Deferred compensation . . . . . . .           888           808
        Other . . . . . . . . . . . . . . .           415           545
                                                 --------      --------
            Total gross deferred tax asset.         3,932         3,043
        Less valuation allowance. . . . . .         --            --
                                                 --------      --------
            Net deferred tax asset. . . . .         3,932         3,043
                                                 --------      --------
      Deferred tax liability:
        Property and equipment,
          principally due to differences
          in depreciation . . . . . . . . .        (1,387)       (1,238)
        Compensation for employee
          stock options . . . . . . . . . .          (127)          (35)
        Other . . . . . . . . . . . . . . .          (189)         (165)
                                                 --------      --------
            Total gross deferred
              tax liability . . . . . . . .        (1,703)       (1,438)
                                                 --------      --------
            Net deferred tax asset. . . . .      $  2,229         1,605
                                                 ========      ========

                      AMLI RESIDENTIAL PROPERTIES TRUST

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Service Companies will need to generate future taxable income of approximately $5,900 prior to the beginning of the expiration of the net operating loss carryforwards in 2021. The tax loss of the Service Companies for the years ended December 31, 2003 and 2002 was $2,659 and $2,222, respectively. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax asset is deductible, management believes it is more likely than not that the Company will realize the benefits of this deferred tax asset.

      The Service Companies' operations were accounted for using the equity method of accounting and were included in AMLI's Consolidated Statements of Operations of accounting in 2002 and 2001, as follows:

                                                  Years Ended December 31,
                                                  -----------------------
                                                     2002          2001
                                                   --------      --------
Construction contract revenue . . . . . . . .      $105,638        58,385
Construction contract costs . . . . . . . . .      (103,159)      (55,579)
                                                   --------      --------
Construction gross profit . . . . . . . . . .         2,479         2,806
Property management fees. . . . . . . . . . .        10,227         9,940
Corporate homes' gross profit . . . . . . . .         4,613         4,690
Gains on land sales and other
  income. . . . . . . . . . . . . . . . . . .         1,434         1,495
                                                   --------      --------
Total income. . . . . . . . . . . . . . . . .        18,753        18,931

Total expenses. . . . . . . . . . . . . . . .        20,012        20,359
                                                   --------      --------
Loss before income taxes. . . . . . . . . . .        (1,259)       (1,428)
Income tax benefit. . . . . . . . . . . . . .           442           458
                                                   --------      --------
Loss. . . . . . . . . . . . . . . . . . . . .          (817)         (970)

Intercompany interest expense . . . . . . . .         1,323           874
Intercompany interest capitalized . . . . . .         --               72
Intercompany eliminations . . . . . . . . . .          (208)          (93)
                                                   --------      --------
Interest and share of income (loss)
  from the Service Companies. . . . . . . . .      $    298          (117)
                                                   ========      ========

                      AMLI RESIDENTIAL PROPERTIES TRUST

5.    OTHER ASSETS

      Other assets reported in the accompanying Consolidated Balance Sheets are as follows.
                                                       December 31,
                                                 ----------------------
                                                   2003          2002
                                                 --------      --------

      Short-term working capital assets:
        Advances to affiliates. . . . . . .      $    576         2,381
        Accounts receivable . . . . . . . .           956           794
        Development fees receivable . . . .            65           649
        Prepaid expenses. . . . . . . . . .         2,509         1,868
                                                 --------      --------
                                                    4,106         5,692
                                                 --------      --------
      Other:
        Deferred development costs. . . . .         4,123         4,557
        Notes receivable (1). . . . . . . .        30,112         2,179
        Deposits. . . . . . . . . . . . . .         1,765         2,516
        Restricted cash . . . . . . . . . .           483           500
        Other . . . . . . . . . . . . . . .         1,019           722
                                                 --------      --------
                                                   37,502        10,474
                                                 --------      --------
      Total . . . . . . . . . . . . . . . .      $ 41,608        16,166
                                                 ========      ========

   (1) Includes a $28,530 6.7% purchase money note taken in connection with the sale on December 29, 2003 of AMLI at Centennial Park and AMLI at Town Center; the note is due March 1, 2004.


                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

6.   DEBT

      The table below presents certain information relating to the indebtedness of AMLI.

<caption>                                                     Balance                                Balance
                                                                at                                     at
                                                Original    December 31,    Interest    Maturity   December 31,
Encumbered Communities                           Amount         2003          Rate        Date         2002
----------------------                          --------    -----------    ----------   --------   -----------
SECURED BOND FINANCING (1):
                                                                           Tax-exempt
AMLI at Spring Creek                            $ 40,750        40,750     rate+1.49%    10/1/24       40,750

                                                                           Tax-exempt     2/1/24        9,500
AMLI at Poplar Creek                               9,500         9,500     rate+1.25%
                                                --------        ------                                -------
    Total bonds                                   50,250        50,250                                 50,250
                                                --------        ------                                -------

MORTGAGE NOTES PAYABLE TO FINANCIAL INSTITUTIONS:
AMLI at Nantucket (2)                              7,735         7,036       7.70%        6/1/04        7,186
AMLI at Bishop's Gate                             15,380        13,608       7.25%(3)     8/1/05       13,925
AMLI at Regents Center                            20,100        18,531 (4)   8.90%(5)     9/1/05       18,795
AMLI on the Green/AMLI of North Dallas (6)        43,234        37,849       7.79%        5/1/06       38,772
AMLI at Oak Bend (7)                              19,878        19,123       5.62%       12/1/06        --
AMLI at Danada (8)                                46,234        44,857       4.75%        3/1/07        --
AMLI at Valley Ranch                              18,800        18,800       6.68%       5/10/07       18,800
AMLI at Conner Farms                              14,900        14,900       6.68%       5/10/07       14,900
AMLI at Clairmont                                 12,880        12,206       6.95%       1/15/08       12,396
AMLI - various (9)                               140,000       136,080       6.56%        7/1/11      137,778
AMLI at Park Creek                                10,322        10,073       7.88%       12/1/38       10,127
                                                --------       -------                               --------
    Total mortgage notes payable                 349,463       333,063                                272,679
                                                --------       -------                               --------

OTHER NOTES PAYABLE:
Unsecured lines of credit (10)(11)               256,000       218,000       L+1.00%     5/19/06       92,000
Other (12)                                         9,200         9,200      L+0.675%   on demand        6,625

                                                --------       -------                                -------
    Total other notes payable                    265,200       227,200                                 98,625
                                                --------       -------                                -------
    Total                                       $664,913       610,513                                421,554
                                                ========       =======                                =======




                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(1)   The terms of these tax-exempt bonds require that a portion of the apartment homes be leased to individuals who qualify based on income levels specified by the U.S. Government.  The bonds bear interest at a variable rate that is adjusted weekly based upon the remarketing rate for these bonds (0.96% for AMLI at Spring Creek and AMLI at Poplar Creek at January 29, 2004).  The credit enhancement for the AMLI at Spring Creek bonds was provided by a $41,297 letter of credit from a financial institution that expires on October 15, 2004 and the credit enhancement for the AMLI at Poplar Creek bonds was provided by a $9,617 letter of credit from a financial institution that expires December 18, 2004.

(2)   This loan was prepaid without penalty on February 2, 2004.

(3)   This original $14,000 mortgage note bears interest at 9.1%.  For financial reporting purposes, this mortgage note was valued at $15,380 to reflect a 7.25% market rate of interest when assumed in connection with the acquisition of AMLI at Bishop's Gate on October 17, 1997.  The unamortized premium at December 31, 2003 and
      2002 was $347 and $515, respectively.

(4)   This loan provides for partial recourse to the partners of the Operating Partnership.

(5)   Consists of $13,800 at 8.73% and $6,300 at 9.23%.

(6)   These two communities secure a loan that was sold at a discount of $673.  At December 31, 2003 and 2002, the unamortized discount was $157 and 224, respectively.

(7)   Represents debt assumed by AMLI as a result of acquisition of 60% interest in the community that AMLI did not already own.  The original mortgage balance of $18,079 bears 7.81% interest, which, at the time of the acquisition, was valued at $19,123 for financial reporting purposes to reflect a 4.16% market-rate interest on 60% of the balance assumed and 7.81% interest rate on the remaining 40%.  The unamortized premium at
      December 31, 2003 was $1,044.

(8)   Represents $23,249 original mortgage balance assumed upon acquisition of 90% interest in the community that
      AMLI did not already own and $20,000 additional mortgage financing from the same lender following the acquisition.  The original mortgage note bears interest at 7.33%, which was valued at $24,982 for financial reporting purposes to reflect a 4.48% market-rate interest on 90% of the balance assumed and 7.33% interest rate on the remaining 10%.  The unamortized premium at December 31, 2003 was $1,734.  The additional $20,000 bears interest at 4.48%.

(9)   This loan is secured by seven previously unencumbered communities (AMLI at Bent Tree, AMLI at Lantana Ridge,
      AMLI at StoneHollow, AMLI at Western Ridge, AMLI at Killian Creek, AMLI at Eagle Creek and AMLI at Gateway
      Park).  In connection with the sale of AMLI at Western Ridge in December 2002, AMLI obtained a release of its mortgage by substituting another wholly-owned community, AMLI at the Medical Center.





                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(10)  AMLI has used interest rate swaps on $25,000 of the outstanding amount to fix its base interest rate (before current lender's spread) at an average of 6.42% through September 2004.  In addition, in the third quarter
      2003 AMLI entered into $45,000 of forward-starting swaps fixing the base interest rate at an average of
      4.47%, and entered into a $15,000 forward-starting cap limiting the base rate to 4.0%, all for the five-year period beginning April 1, 2004.

(11)  AMLI's $240,000 unsecured line of credit has been provided by a group of eight banks.  In May 2003, AMLI replaced an existing $200,000 line of credit, scheduled to mature in November 2003, with a new $200,000 line of credit which will mature in May 2006.  In November 2003 AMLI increased its primary line of credit by
      $40,000 to $240,000.  AMLI has an option to extend the maturity by one year.  The new line carries an interest rate of LIBOR plus 1.00% (0.05% less than the rate on the previous line of credit) and provides for an annual facility fee of 20 basis points.  AMLI uses the unsecured line of credit for acquisition and development activities and working capital needs.  This unsecured line of credit requires that AMLI meet various covenants typical of such an arrangement, including minimum net worth, minimum debt service coverage and maximum debt to equity percentage.  An $11,000 unsecured line of credit with one of the lenders, pursuant to which AMLI may issue letters of credit, was increased to $16,000 in December 2003, with new terms and conditions substantially the same as exist under AMLI's primary unsecured line of credit.

(12)  Starting in December 2002, AMLI has initiated a short-term investment program with several of its co investment partnerships.  As a result, short-term cash balances are invested by each partnership with AMLI.
      Each partnership withdraws funds from this investment account on an "as needed basis" to fund its disbursements, which could be daily.  At December 31, 2003 and 2002, the effective interest was 1.74% and
      2.11%, respectively.





                      AMLI RESIDENTIAL PROPERTIES TRUST

      As of December 31, 2003, the scheduled maturities of AMLI's debt are as follows:
                           Fixed Rate               Unsecured
                            Mortgage                  Notes
                Secured   Notes Payable  Unsecured   Payable
                 Bond     to Financial     Lines     to Joint
              Financings  Institutions   of Credit   Ventures    Total
              ----------  -------------  ---------   --------   -------

2004. . . . .   $ --            12,144      --         9,200     21,344
2005. . . . .     --            36,495      --         --        36,495
2006. . . . .     --            57,365    218,000      --       275,365
2007. . . . .     --            77,886      --         --        77,886
2008. . . . .     --            13,735      --         --        13,735
Thereafter. .    50,250        135,438      --         --       185,688
                -------        -------    -------    -------    -------
     Total. .   $50,250        333,063    218,000      9,200    610,513
                =======        =======    =======    =======    =======

      At December 31, 2003, 18 of AMLI's 38 wholly-owned stabilized communities are unencumbered.


7.  OTHER LIABILITIES

      Other liabilities reported in the accompanying Consolidated Balance Sheets are as follows:

                                                      December 31,
                                                 ----------------------
                                                   2003          2002
                                                 --------      --------
      Short-term working capital
       liabilities:
        Accrued interest payable. . . . . . .    $  1,732         1,670
        Accrued real estate taxes payable . .      16,290        12,430
        Accrued general and administra-
          tive expenses . . . . . . . . . . .         506         1,790
        Accrued community rental expenses . .       6,455         5,090
                                                 --------      --------
                                                   24,983        20,980
                                                 --------      --------
      Other:
        Construction costs payable. . . . . .       2,673         3,652
        Security deposits and
          prepaid rents . . . . . . . . . . .       4,116         3,058
        Interest rate swap liability. . . . .       1,883         2,379
        Accrued employee benefits . . . . . .       3,585         2,914
        Other . . . . . . . . . . . . . . . .         934           408
                                                 --------      --------
                                                   13,191        12,411
                                                 --------      --------
          Total . . . . . . . . . . . . . . .    $ 38,174        33,391
                                                 ========      ========

                      AMLI RESIDENTIAL PROPERTIES TRUST

8.  COMMUNITY RENTAL EXPENSES

      Rental expenses reported in the accompanying Consolidated Income Statements are as follows:

                                          Years Ended December 31,
                                      -------------------------------
                                        2003        2002       2001
                                      --------    --------   --------
    Personnel . . . . . . . . . . .   $ 10,663       9,114      9,030
    Advertising and promotion . . .      2,242       2,147      2,228
    Utilities . . . . . . . . . . .      3,341       2,637      2,842
    Building repairs and
      maintenance . . . . . . . . .      5,949       4,351      4,980
    Landscaping and grounds
      maintenance . . . . . . . . .      2,068       1,771      1,783
    Real estate taxes . . . . . . .     13,714      12,651     11,518
    Insurance . . . . . . . . . . .      2,011       1,537      1,013
    Property management fees. . . .      3,097       2,754      2,522
    Other operating expenses. . . .        966         936        900
                                      --------    --------   --------
        Total . . . . . . . . . . .   $ 44,051      37,898     36,816
                                      ========    ========   ========


9.  INCOME TAXES

      AMLI believes it qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to Federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. In 2002, AMLI distributed 100% of its taxable income, composed of $1.92 per share from the current year and $0.17 per share representing the portion of the 2003 distribution designated as a throwback dividend to 2002. In 2003, AMLI distributed more than 100% of its taxable income. Accordingly, no provision has been made for Federal income taxes for AMLI. Dividends paid in 2003 and 2002 were fully taxable.

      AMLI has recorded no deferred taxes on gains for financial reporting purposes that have been deferred for income tax reporting purposes because AMLI intends to distribute to its shareholders any deferred tax gain upon ultimate realization for income tax reporting purposes.

      The following table shows a reconciliation of GAAP net income and REIT taxable income for the years ended December 31:

                                        2003        2002       2001
                                      --------    --------   --------

GAAP net income . . . . . . . . . .   $ 26,104      40,355     45,746
Less GAAP (net income) loss of
  TRS included above. . . . . . . .      1,038         817        970
                                      --------    --------   --------
GAAP net income from REIT opera-
  tions (1) . . . . . . . . . . . .     27,142      41,172     46,716
Plus GAAP depreciation and
  amortization. . . . . . . . . . .     26,762      22,058     21,831
Less tax depreciation and
  amortization. . . . . . . . . . .    (31,154)    (27,288)   (27,532)
GAAP/tax differences on gains/
  losses from capital transactions.      5,037      16,546     (8,295)
Other GAAP/tax differences, net . .     (9,514)     (8,826)    (1,713)
                                      --------    --------   --------

                      AMLI RESIDENTIAL PROPERTIES TRUST

                                        2003        2002       2001
                                      --------    --------   --------

Taxable income before adjustments .     18,273      43,662     31,007
Less capital gains. . . . . . . . .    (11,303)    (28,623)   (13,100)
                                      --------    --------   --------
Taxable ordinary income subject
  to 90% dividend requirement . . .   $  6,970      15,039     17,907
                                      ========    ========   ========

Minimum required distribution to
  maintain REIT status. . . . . . .   $  6,273      13,535     16,116
Less dividends paid deduction . . .    (29,282)    (15,039)   (22,286)
                                      --------    --------   --------
Dividends paid in excess of
  minimum required. . . . . . . . .   $(23,009)     (1,504)    (6,170)
                                      ========    ========   ========

   (1) All adjustments are net of amounts attributable to minority interest and TRS.


      The reconciliation between cash dividends paid and dividends paid deduction for the years ended December 31, is as follows:

                                        2003        2002       2001
                                      --------    --------   --------

Cash dividends paid . . . . . . . .   $ 42,306      41,941     40,245
Less dividends designated to
  prior years . . . . . . . . . . .     (1,721)       --       (4,859)
Plus dividends designated from
  following year. . . . . . . . . .      --          1,721      --
Less portion designated capital
  gain distributions. . . . . . . .    (11,303)    (28,623)   (13,100)
                                      --------    --------   --------
Dividends paid deduction. . . . . .   $ 29,282      15,039     22,286
                                      ========    ========   ========


      The characterization of distributions for the years ended December 31 is as follows:

                               2003           2002           2001
                          -------------  -------------  -------------
                           Per            Per             Per
                          Share     %    Share     %     Share    %
                          -----   -----  -----   -----   -----  -----
    Ordinary income . .   $1.41     73%  $0.61     32%   $1.27    67%
    Capital gains . . .    0.25     14%   0.94     49%    0.44    23%
    Unrecaptured
      Sec. 1250 gain. .    0.26     13%   0.37     19%    0.18    10%
                          -----   -----  -----   -----   -----  -----
        Total . . . . .   $1.92    100%  $1.92    100%   $1.89   100%
                          =====   =====  =====   =====   =====  =====

                      AMLI RESIDENTIAL PROPERTIES TRUST

10.  SEGMENT REPORTING

      AMLI defines each of its multifamily communities as an individual operating segment. It has also determined that all communities have similar economic characteristics and also meet the other criteria which permit the communities to be aggregated into one reportable segment, that being the development, acquisition, operation and ownership of multifamily communities in its markets throughout the Southeast, Southwest, Midwest and Mountain regions of the United States. AMLI's chief operating decision-maker assesses and measures segment operating results based on a performance measure referred to as net operating income at the individual operating segment level and FFO at the aggregated segment level. The National Association of Real Estate Investment Trusts defines FFO as net income (computed in accordance with GAAP), excluding gains (losses) from sales of depreciable operating properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships, joint ventures and other affiliates. Adjustments for unconsolidated partnerships, joint ventures and other affiliates are calculated to reflect FFO on the same basis. FFO does not represent cash flows from operations, as defined by GAAP; is not indicative that cash flows are adequate to fund all cash needs; and is not to be considered an alternative to net income or any other GAAP measure as a measurement of the results of AMLI's operations or AMLI's cash flows or liquidity as defined by GAAP.

      The accounting policies for the segments are the same as those described in note 2.

      The revenue, net operating income, FFO, assets, investments in partnerships and total expenditures for property additions for AMLI's reportable segment are summarized as follows:

                                             Years Ended December 31,
                                     ------------------------------------
                                        2003         2002         2001
                                     ----------   ----------   ----------
Segment revenue:
  Multifamily rental operations:
    Wholly-Owned Communities. . . .  $  100,559       91,810       91,706
    Co-investment Communities
      at 100% . . . . . . . . . . .     162,037      166,849      165,621
                                     ----------   ----------   ----------
                                        262,596      258,659      257,327
  Service Companies' operations . .      99,639      118,970       71,446
                                     ----------   ----------   ----------
  Total segment revenue . . . . . .     362,235      377,629      328,773
  Discontinued operations . . . . .      17,324       20,389       23,136
                                     ----------   ----------   ----------
  Total revenue . . . . . . . . . .  $  379,559      398,018      351,909
                                     ==========   ==========   ==========
NOI:
  Multifamily rental operations:
    Wholly-Owned Communities. . . .  $   56,508       53,912       54,890
    Co-investment Communities
      at 100% . . . . . . . . . . .      95,760      100,209      102,113
                                     ----------   ----------   ----------
                                        152,268      154,121      157,003
  Service Companies . . . . . . . .       2,551        3,504        3,557
                                     ----------   ----------   ----------
  Total segment NOI . . . . . . . .     154,819      157,625      160,560
  Discontinued operations . . . . .       9,988       12,396       14,748
                                     ----------   ----------   ----------
  Total NOI . . . . . . . . . . . .     164,807      170,021      175,308

                      AMLI RESIDENTIAL PROPERTIES TRUST

                                             Years Ended December 31,
                                     ------------------------------------
                                        2003         2002         2001
                                     ----------   ----------   ----------
Reconciling items to FFO:
  Reduce co-investment NOI
    to AMLI's share (1) . . . . . .     (78,089)     (80,594)     (81,463)
  Other income. . . . . . . . . . .         664          888        1,579
  Co-investment fee income. . . . .       2,732        3,875        4,507
  General and administrative
    expenses. . . . . . . . . . . .      (5,910)      (5,129)      (5,232)
  Provision for loss on land held
    for development or sale . . . .        (150)        (550)      (2,086)
  Interest expense and loan
    cost amortization (1) . . . . .     (26,223)     (25,770)     (27,449)
  Service Companies' depreciation
    - non-real estate . . . . . . .      (3,124)      (2,877)      (2,802)
  Service Companies - other . . . .          63         (208)         322
  Income taxes - the Service
    Companies . . . . . . . . . . .         636          442          458
  Impairment of an investment
    in a partnership. . . . . . . .      (1,191)       --           --
                                     ----------   ----------   ----------
Consolidated FFO before
  minority interest . . . . . . . .      54,215       60,098       63,142

Reconciling items to net income:
  Depreciation - wholly-owned
    communities (1) . . . . . . . .     (25,610)     (21,246)     (21,080)
  Depreciation - share of
    co-investment communities . . .     (11,840)     (12,011)     (11,289)
  Share of the Service
    Companies' goodwill
    amortization. . . . . . . . . .       --           --            (415)
  Share of gains on sales of
    rental communities. . . . . . .       6,284        1,283       23,296
  Gains on sales of wholly-
    owned rental communities. . . .       5,688       18,906        --
                                     ----------   ----------   ----------
Income before minority
  interest. . . . . . . . . . . . .      28,737       47,030       53,654
Minority interest (1) . . . . . . .       2,633        6,675        7,908
                                     ----------   ----------   ----------
Net income. . . . . . . . . . . . .  $   26,104       40,355       45,746
                                     ==========   ==========   ==========

                                                 At December 31,
                                      -----------------------------------
                                        2003         2002         2001
                                     ----------   ----------   ----------
Segment assets:
  Multifamily rental communities:
  Wholly-owned. . . . . . . . . . .  $1,034,448      768,281      802,414
  Co-investments. . . . . . . . . .   1,156,800    1,402,502    1,243,786
                                     ----------   ----------   ----------
  Total multifamily . . . . . . . .   2,191,248    2,170,783    2,046,200

  Service Companies' assets . . . .      68,777       49,158        --
  Non-segment assets. . . . . . . .      53,639       26,166       39,457
                                     ----------   ----------   ----------
  Total . . . . . . . . . . . . . .   2,313,664    2,246,107    2,085,657

                      AMLI RESIDENTIAL PROPERTIES TRUST

                                                 At December 31,
                                      -----------------------------------
                                        2003         2002         2001
                                     ----------   ----------   ----------
Reconciling items to total assets:
  Reduce co-investment
    communities to AMLI's
    share (2) . . . . . . . . . . .  (1,009,509)  (1,204,985)  (1,059,516)
  Accumulated depreciation -
    wholly-owned. . . . . . . . . .    (140,821)    (120,268)    (107,139)
                                     ----------   ----------   ----------
  Total assets. . . . . . . . . . .  $1,163,334      920,854      919,002
                                     ==========   ==========   ==========

  (1) Includes discontinued operations.

  (2) Represents amount required to reduce co-investment communities to AMLI's share from partnerships.


      AMLI does not derive any of its consolidated revenue from foreign countries and does not have any major customers that individually account for 10% or more of AMLI's consolidated revenue.


11.  RELATED PARTY TRANSACTIONS

      During the years ended December 31, 2003, 2002 and 2001, AMLI accrued or paid to Partnerships $165, $12 and $273, respectively, in interest on short-term investments made by the Partnerships. During the years ended December 31, 2002 and 2001, AMLI accrued or paid to the Service Companies other costs and expenses as follows:

                                                    2002        2001
                                                   ------      ------
      Management fees (including
        discontinued operations). . . . . . .      $3,366       3,159
      General contractor fees . . . . . . . .         308         209
      Landscaping and grounds maintenance . .        --           439
                                                   ======      ======


      During the year ended December 31, 2003, AMLI and the Service Companies earned and received from Partnerships other income as follows:

      Development fees. . . . . . . . . . . .      $1,340
      Management fees . . . . . . . . . . . .       6,484
      Disposition fees. . . . . . . . . . . .         567
      Asset management fees . . . . . . . . .         776
      General contractor fees . . . . . . . .         211
      Promoted interest . . . . . . . . . . .         924
      Interest on notes and
        advances to affiliates. . . . . . . .         145
                                                   ======


      In addition, during the year ended December 31, 2003, total revenue of $3,950 was generated from leases of apartment homes of co-investment communities through ACH.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      During the years ended December 31, 2002 and 2001, AMLI earned or received from Partnerships and the Service Companies other income as follows:

                                                    2002        2001
                                                   ------      ------

      Development fees. . . . . . . . . . . .      $2,355       1,701
      Acquisition and disposition fees. . . .       1,043         464
      Asset management fees . . . . . . . . .         477         546
      Promoted interest . . . . . . . . . . .         726       1,969
      Interest on notes and advances
        to affiliates . . . . . . . . . . . .       1,323         946
                                                   ======      ======

      In addition, during the years ended December 31, 2002 and 2001, total revenue of $1,920 and $2,078, respectively, was generated from leases of apartment homes of wholly-owned communities through ACH.

      In September 2002, AMLI entered into an agreement with an affiliate of one of AMLI's Executive Vice Presidents to test and possibly implement a software application developed by this entity, in which AMLI has no ownership interest. AMLI's maximum commitment under this agreement is $300. AMLI is entitled to share in any proceeds from the successful marketing and sale of this software application to third parties. On
July 10, 2003, AMLI was named as beneficiary to a software sales agreement, pursuant to which AMC will receive a minimum of $1,000 and a maximum of $1,500 in royalties over the five-year period ending December 31, 2007, less its $150 share of costs. Through December 31, 2003 no income or loss has been recognized as a result of this agreement. AMC anticipates recognizing royalty income starting in 2005 or 2006 as it is earned over the remaining term of the agreement.

      On July 28, 2003, the Compensation Committee of AMLI's board of trustees approved the payment of compensation (1) in the amount of $90 of each two executive officers to facilitate their acquisition of AMLI's interest in their split-dollar life insurance policies; and (2) in the amount of approximately $1,200 to terminate the participation of all but five senior officers in AMLI's Performance Incentive Plan (the "Incentive Plan").

      AMLI sold its interest in the split-dollar policies to avoid any possibility that continued payments of premiums on these policies might be considered a violation of the Sarbanes-Oxley Act. These are the only split-dollar life insurance policies in which AMLI has an interest. The $180 which was paid to the two Executive Officers was charged to expense in the third quarter of 2003.

      By redeeming for cash the Incentive Plan interests of the 43 employees who are not the five most senior officers, AMLI will improve the transparency of its compensation plans, will reduce the exposure to earnings and liability volatility that results from the "mark-to-market" accounting used to account for benefits payable under the Incentive Plan, and rewarded key employees for their performance in a difficult operating environment. Of the total $1,906 Incentive Plan liability at December 31, 2003, all but $695 relating to the interests of the five senior officers was paid to plan participants in January 2004.

                      AMLI RESIDENTIAL PROPERTIES TRUST

12.  MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SHARES

      On February 20, 1998, AMLI privately placed $75,000 of Series B Convertible Preferred shares with an institutional investor. The Series B Convertible Preferred shares, which were issued at $24 per share and carried an initial annual dividend of $1.80 per share, are non-callable for nine years and are subject to mandatory redemption in the event of a change in control. The Series B Convertible Preferred shares are convertible into common shares on a one-to-one basis. The minimum $1.80 per share annual dividend will increase to match the dividend rate on AMLI's common shares (currently $1.92 per share annually) if the annual dividend rate on common shares is increased to more than $1.80 per share. Fundings of $25,000 each occurred on March 9, June 30, and September 30, 1998. Total proceeds, net of 1.12% in offering costs, were $74,144.

      On October 31, 2001, AMLI privately placed $20,000 of Series D Cumulative Convertible Preferred shares to the Equitable Life Assurance Society of the United States. The issue includes 800,000 shares at a par value of $25 per share and is convertible into 720,721 common shares at $27.75 per share, based on a conversion ratio of 0.9009 to 1. Required quarterly dividend payments will be equal to the greater of $0.540625 per share (based on 800,000 shares), an initial current yield of 8.65%, or the quarterly dividend then payable by AMLI on the common shares into which the preferred shares could be converted. The issue is redeemable by AMLI after five years and is subject to mandatory redemption by AMLI, at the sole discretion of the holder, in the event of a change in control. Total net proceeds, net of 4.28% in offering costs, were $19,144.


13.  SHAREHOLDERS' EQUITY

      During 2001, a total of 569,988 OP Units were issued to third parties as partial consideration for the acquisition of certain communities and a land parcel. No OP units were issued to third parties in 2003 and 2002. A total of 1,875,407, 45,593 and 139,330 OP Units were converted to common shares during 2003, 2002 and 2001, respectively. Common shares issued upon conversion of OP Units are accounted for at the carrying value of the OP Units converted.

      During 2003, 2002 and 2001, a total of 20,466, 11,691 and 12,434 new common shares, respectively, were issued pursuant to AMLI's Executive Share Purchase Plan (see note 14).

      On January 30, 1996, AMLI issued 1,200,000 Series A Preferred shares at $20 per share. Through December 31, 2002, 1,100,000 of the Series A Preferred shares had been converted to common shares on a share-for-share basis. After January 25, 2001, AMLI may redeem Series A Preferred shares at its option for cash or common shares. AMLI may redeem the Series A Preferred shares for common shares only when the price of the common shares equals or exceeds the approximate $20 per share conversion price for 20 of the 30 days preceding the date of redemption notice.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      On November 2, 1998, AMLI's Board of Trustees adopted a shareholder rights plan. In connection with the adoption of the rights plan, the Board of Trustees declared a dividend distribution of one right for each common share outstanding on November 13, 1998, and created a series of preferred shares, consisting of 150,000 shares, designated the Series C Junior Participating Preferred Shares (the "Series C Preferred Shares"). The rights will not become exercisable unless someone acquires 15% or more of AMLI's common shares or commences a tender offer for 15% or more of the common shares. Once exercisable, each right would entitle the holder, other than holders who caused the rights to become exercisable, to purchase one one-thousandth of a Series C Preferred Share. Each Series C Preferred Share, when and if issued, would entitle the holder to receive quarterly dividends on a cumulative basis, to exercise 1,000 votes per share on all matters submitted to shareholders, and to receive a preference in the event of a liquidation. Under certain circumstances, each right would also entitle the holder, other than holders who caused the rights to become exercisable, to purchase common shares of AMLI or shares of an acquiring person at a 50% discount to the market price.

      In January 2001, the Board of Trustees authorized the purchase of up to 500,000 of AMLI's common shares of beneficial interest. During 2001 and 2002, AMLI repurchased a total of 350,900 of its common shares pursuant to this authorization. In July 2002, AMLI's Board of Trustees replaced the remaining 149,100 share authorization with a new 1,500,000 share authorization which was subsequently increased by 300,000 to 1,800,000 common shares. Of this 1,800,000 common shares authorized for repurchase, 1,336,000 were acquired in 2002. Total common shares repurchased in the open market pursuant to both authorizations were 1,466,500 at an average price of $21.45 per share during 2002 and 220,400 at an average share price of $22.12 during 2001. Through December 31, 2002, AMLI has acquired 1,686,900 common shares at an average price of $21.54 per share.

      At December 31, 2003, AMLI owned 25,419,568 OP Units, which were approximately 94% of the total 27,162,964 OP Units outstanding. At December 31, 2002, AMLI owned 20,720,250 OP Units, which were approximately 85% of the total 24,339,053 OP Units outstanding.


14. COMMITMENTS AND CONTINGENCIES

      GROUND LEASE

      In 2003, AMLI signed a 70-year lease, with a 29-year extension option on Block 22 in downtown Austin. According to the terms of the lease, AMLI will pay a minimum rent of $60 payable annually, or 6% of the community's NOI per year based on income from the community for the previous lease year. The commencement date for the rent will occur 24 months after AMLI receives approval to begin construction, or if earlier, the date the first Certificate of Occupancy is issued.

      Beginning in the eleventh year, the minimum rent will be increased by 2% per year during the term of the ground lease; provided, however, that in the event that the minimum rent provision applies, AMLI will not be required to pay more than fair market rent, which will be determined by the terms of the ground lease.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      LEASES OF OFFICE SPACE

      AMLI shares office space with the Service Companies and with ARC at its Chicago headquarters. Amrescon and AMC share space at regional corporate offices in Atlanta, Dallas, Indianapolis and Kansas City. AMLI is a party to these leases, which have terms expiring through the year 2008 and which provide for minimum rent and additional rent based on increases in operating expenses.

      AMLI's share of lease payments for non-cancellable office leases (including amounts allocated to the Service Companies) was $1,160, $1,148 and $1,063 in 2003, 2002 and 2001, respectively. AMLI's estimated share of future minimum rent payments under all such operating leases is as follows:

          2004. . . . . . . . . . . . . . . . . .      $1,053
          2005. . . . . . . . . . . . . . . . . .         946
          2006. . . . . . . . . . . . . . . . . .         690
          2007. . . . . . . . . . . . . . . . . .         687
          2008. . . . . . . . . . . . . . . . . .         710
                                                       ------
              Total . . . . . . . . . . . . . . .      $4,086
                                                       ======

      RETIREMENT SAVINGS PLAN

      The AMLI Residential Properties Retirement Savings Plan (the "Retirement Plan") is a qualified plan under Section 401(k) of the Internal Revenue Code. The provisions of the Retirement Plan obligate AMLI to contribute amounts equal to those contributed to the Retirement Plan by its employees (such contribution not to exceed $2.0 per employee per year). Employees vest in AMLI contributions as follows:

      Less than three years' service. . . . . . . . . . .   0%
      Three or more years' service. . . . . . . . . . . . 100%
                                                          ===

      An employee is eligible when such employee has completed one year of service by, and is an employee as of December 31 of the year for which the contribution is made. Prior to 2003, AMLI's matching contributions were invested in open market purchases of AMLI's common shares. Starting in 2003 these contributions are invested based on each Participant's investment selection. Such contributions, by and on behalf of employees of AMLI and the Service Companies, were $309, $294 and $306 in 2003, 2002 and 2001, respectively. At December 31, 2003, the Retirement Plan owns a total of 148,630 of AMLI's common shares, representing approximately 37% of the value of total Plan assets.

      BONUS INCENTIVE COMPENSATION

      A bonus incentive compensation plan has been established for executive and key officers. This program awards a bonus to executive officers covered under the plan based on the achievement of specified targets and goals for AMLI and the individual officer. The primary targets are the desired annual FFO per share and how AMLI performs relative to its competitors. The amount of bonus will be based on a formula determined for each officer up to 100% of base compensation. No bonuses were paid pursuant to this compensation program for the four most senior officers for the year ended December 31, 2001. AMLI accrued bonuses of $539 and $509 for the years ended December 31, 2003 and 2002, respectively, for bonuses payable in the following year to the four most senior officers.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      PERFORMANCE INCENTIVE PLAN

      In 1995, AMLI established the Incentive Plan whereby executive and key officers and employees may receive OP Units or cash if a target growth in FFO is achieved for a period of five years (or as many as ten years if the target is not reached sooner) starting from the year the rights under this Incentive Plan are granted. If the target growth in FFO is achieved, OP Units actually issued under this Incentive Plan will include both the original award plus additional OP Units based on assumed reinvestment of dividends from the date of the award to the date of issuance. In 2003, 2002 and 2001, a total of $495, $(67) and $85, respectively, was charged to expense by AMLI and the Service Companies pursuant to this Incentive Plan. At December 31, 2003, there were 72,829 OP Units (net of cancellations and payments) that may be issued in conjunction with the Incentive Plan, as follows:

                                                 At December 31,
                                                   2003 After
                                      Original      Dividend
      Date of Award                    Award      Reinvestment
      -------------                   --------   ---------------

      Jan 1995 (1). . . . . . . . .     17,250            24,949
      Jan 1996 (1). . . . . . . . .     12,100            17,501
      Feb 1997 (1). . . . . . . . .     14,700            21,406
      Dec 1997 (2). . . . . . . . .     23,000            34,021
      Nov 1998 (2). . . . . . . . .     21,800            28,899
      Nov 1999 (3). . . . . . . . .      2,900             3,522
      Oct 2000 (3). . . . . . . . .      2,900             3,375
      Oct 2001 (3). . . . . . . . .      2,800             3,012
                                       -------           -------
      Total . . . . . . . . . . . .     97,450           136,685
                                       =======           =======

(1) The Board of Trustees has determined that the FFO growth targets for each of the five-year periods ended December 31, 2001, 2000 and 1999, were achieved, and accordingly approved payment to individuals who had fully vested Incentive Plan awards. The amounts paid are based on the value of AMLI's shares at January 31, 2002, 2001 and 2000.

(2) The FFO growth target for the five-year period ended December 31, 2002 was not achieved, nor did AMLI achieve the FFO growth target for the five-year period ended December 31, 2003. Pursuant to the terms of the Incentive Plan, benefits will be paid out at such time, if any, during years six through ten following each award that the FFO growth target is met. AMLI fully accrued for its likely liability under this Incentive Plan and will record future expense relating to this Incentive Plan based on future changes in AMLI's common share value. In 2003, the board of trustees approved cash payments by AMLI to participants other than five senior officers in exchange for termination of all rights of these participants under the Incentive Plan. Such cash payments totaling approximately $1,200 were made in January 2004, so that at January 31, 2004 liability to the five senior officers is approximately $695.

(3) In lieu of the October 2001, October 2000 and November 1999 awards, certain officers were awarded forgivable loans (see Shareholder Loans to Officers/Trustees). No Incentive Plan awards have been made subsequent to the October 2001 Award.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      OPTION PLAN

      AMLI has adopted the AMLI Residential Properties Trust Option Plan (the "Option Plan") to provide incentives to attract and retain Trustees, officers and key employees and the Service Companies' officers and employees. The Option Plan provides for such Trustees, officers and employees to purchase a specified number of common shares or OP Units ("Options"). Under the Option Plan, the total number of common shares available for grant and available to be issued upon exchange of OP Units issued under the Option Plan equals 3,450,000. Upon certain extraordinary events, the Executive Compensation Committee may make such adjustments in the aggregate number of common shares or OP Units reserved for issuance or the number of common shares or OP Units covered by outstanding awards as they determine to be appropriate.

      On January 1, 1996, AMLI adopted SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"). Pursuant to its provisions, AMLI may either record additional compensation expense each year based on the fair value of the Options granted in that year, or, as AMLI has elected under APB No. 25, record no such additional compensation costs in its Consolidated Financial Statements and disclose the pro forma effects as if SFAS 123 had been applied. Had AMLI determined compensation cost based upon the fair value at the grant date for these Options under SFAS 123, the charge against AMLI's net income would have been $288, $377 and $359 for the years ended December 31, 2003, 2002 and 2001, respectively, (including $79 that was expensed in 2001) or approximately $0.01 per share. In accordance with the new rules regarding Options awarded to AMLI's employees, AMLI has commenced reporting the value of such Options as a charge against earnings for Options awarded subsequent to January 1, 2002. AMLI awarded a total of 412,750 Options to employees on December 30, 2002 and will record the associated $318, less any amount capitalized, in expense ratably over the five years ended December 31, 2007.

      FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" became effective July 1, 2000 and requires that additional compensation expense be recorded related to options issued in 1999 and subsequent years to employees of the Service Companies. AMLI's share of net income from the Service Companies includes a $0, $0 and $79 after-tax charge (net of Amrescon's capitalized amounts) recorded for the years ended December 31, 2003, 2002 and 2001, respectively, as a result of implementing this Interpretation. As of December 30, 2002, all option holders that are employees of the Service Companies are now included in the Consolidated Financial Statements, and there will be no expense recorded in years subsequent to 2002 under FASB Interpretation No. 44.

      At December 31, 2003, the Trustees who are not members of management held 35,155 vested Options, and there were 760,393 vested Options held by employees at a weighted average exercise price of $22.10 per share. Through December 31, 2003, 919,764 Options have been exercised and none have expired.

      At December 31, 2003, Options have been awarded for all but 1,146,000 of the 3,450,000 shares reserved for issuance under the Option Plan. The Options granted under this plan have a contractual term of ten years, except that the Options granted in 1995 (all of which were exercised during 2001) had a contractual term of seven years.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following table shows the weighted-average valuation assumptions used:

                                         2002            2001
                                       --------        --------

     Expected life. . . . . . . . .    4.0 years       4.0 years
     Risk-free interest rate. . . .        2.40%           3.52%
     Volatility . . . . . . . . . .       17.42%          17.38%
     Dividend yield . . . . . . . .        8.17%           7.65%

     Fair value per share . . . . .    $   0.77        $   1.06


      Stock Option activity for employees during the years ended
December 31, 2003, 2002 and 2001 is as follows:

                                                             Weighted
                                                             Average
                                           Number of         Exercise
                                            Shares            Price
                                           ---------        ---------

    Balance at December 31, 2000           2,164,500          $21.79

Granted                                      397,750           23.06
Cancelled                                    (13,000)          21.80
Exercised                                    (59,500)          18.82
                                           ---------          ------
    Balance at December 31, 2001           2,489,750           22.10

Granted                                      412,750           21.23
Cancelled                                    (10,001)          22.52
Exercised                                    (10,000)          20.39
                                           ---------          ------
    Balance at December 31, 2002           2,882,499           21.95

Granted                                        8,000           21.10
Cancelled                                   (223,417)          22.31
Exercised                                   (813,661)          21.29
                                           ---------          ------
    Balance at December 31, 2003           1,853,421          $22.10
                                           =========          ======

      At December 31, 2003, the range of exercise prices was $20.06 - $23.50 and the weighted average remaining contractual life of the outstanding Options was 6.8 years.

      EXECUTIVE SHARE PURCHASE PLAN

      At their 1996 Annual Meeting, AMLI's shareholders approved the AMLI Residential Properties Trust Executive Share Purchase Plan (the "Purchase Plan"). Individuals eligible to participate in the Purchase Plan include the Co-CEOs and 31 members of management (who may in any one year acquire newly-issued common shares having a value as of the acquisition date of up to the lower of $100 or 50% of their annual base compensation).

      The common shares may be acquired at 85% of their then current value.

The 15% discount is taxable income to the participants and expense for AMLI's financial reporting purposes in the year in which the common shares are issued. Until July 2002, the participants were able to elect to receive financing for up to 80% of their acquisition cost.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      During 2003, 2002 and 2001, Plan Participants acquired a total of 20,466, 11,691 and 12,434 common shares, respectively, pursuant to the Purchase Plan. Related shareholder loans ($169 in 2002 and $181 in 2001) bear interest at rates ranging from 6.40% to 6.93% and are fully repayable over a ten-year term. At December 31, 2003 and 2002, the outstanding balances of these loans were $27 and $348, respectively, and are included in the accompanying Consolidated Balance Sheets as a reduction of Shareholders' Equity. Total expense recorded in 2003, 2002 and 2001 for the 15% discount, including the Service Companies' share, was $62, $42 and $42, respectively.

      RESTRICTED SHARE PLAN

      On April 28, 2003, at the annual meeting, AMLI's shareholders approved the AMLI Residential Properties Amended 2002 Senior Officer Share Acquisition Plan ("Restricted Share Plan"). In general, one-third of the restricted shares will vest on each of the third, fourth and fifth anniversary of the award provided that all unvested restricted shares will be forfeited upon the participant's voluntary termination of employment with AMLI or if the participant's employment is terminated for cause. During 2003, AMLI has awarded a total of 47,900 shares under this Restricted Share Plan, of which 4,500 will vest at the end of the third anniversary of the award. AMLI expenses the cost of these shares over five years using the straight-line method and includes such amount in personnel expenses. In addition, the equivalent dividend payment is also included in personnel expenses quarterly as paid.

      SHAREHOLDER LOANS TO OFFICERS/TRUSTEES

      Prior to 2002, the Board of Trustees approved recourse loans to the four Officers/Trustees and nine other officers to enable them to acquire in the open market approximately 442,794 of AMLI's common shares of beneficial interest. These loans bear interest at rates ranging from 3.91% to 6.23% and have terms of nine years. In July 2002 and November 2001 several senior officers refinanced their Senior Officer Loans with a commercial bank and repaid AMLI. At December 31, 2003 and 2002, the balances of these loans totaled $2,307 and $3,699, respectively, and are included in the accompanying Consolidated Balance Sheets as a reduction of Shareholders' Equity.

      During 1999, the Board of Trustees approved a new loan program ("New Loan Program") for certain officers as a substitute for the Incentive Plan.

During 2001 and 2000, AMLI loaned $920 and $881 to certain officers to purchase 36,805 and 39,876 AMLI's common shares in the open market, respectively. The loans bear interest rates ranging from 3.91% to 6.06%. Interest only is payable during the five-year loan term. The New Loan Program provides for forgiveness of each loan over a five-year period, starting in the third-year anniversary of the loan, and this forgiven amount is taxable compensation to the employee. AMLI expenses the loan amount over the five-year loan term using the straight-line method and includes such amount in personnel expense. In January 2003 and 2002, $283 and $109 of the loans made in 1999 and 2000 was forgiven. At December 31, 2003 and 2002, the balances of these loans totaled $2,280 and $2,781, respectively, and are included in the accompanying Consolidated Balance Sheets as reductions of Shareholders' Equity. AMLI has made no new loans to shareholders subsequent to February 2002, nor will it make any such loans in future years.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      PURCHASE OBLIGATION

      The limited partnership agreement of Timberglen, L.P. provides for the redemption (at an amount determined by formula) by the partnership of the limited partner's entire interest, in the limited partner's sole discretion, at any time after December 16, 2003 or at any time that there is a designated event of default on related indebtedness of the partner-ship, which event of default remains uncured and unwaived to the time of notice of redemption election. The redemption amount may be paid in cash or AMLI common shares of beneficial interest, or any combination thereof, in the sole discretion of AMLI. On January 5, 2004 AMLI paid $2,575 to redeem the limited partner's entire interest in Timberglen, L.P. and assumed the mortgage on the community (see note 15).

      LETTERS OF CREDIT AND GUARANTEES

      At December 31, 2003, AMLI is contingently liable with respect to $8,899 in bank letters of credit issued to secure commitments made in the ordinary course of business by AMLI and its co-investment partnerships. Of these amounts, AMLI anticipates that its contingent liabilities under all but approximately $4,128 of the bank letters of credit will expire in 2004 as criteria are achieved and repaid (see note 6).

      LEGAL ACTIONS

      AMLI is a party to several legal actions which arose in the normal course of business. In the opinion of management, there will be no adverse consequences from these actions that would be material to AMLI's financial position or results of operations.


15. SUBSEQUENT EVENTS

      As of January 5, 2004, upon request of the limited partner in Timberglen, L.P., AMLI redeemed the limited partner's entire interest in the partnership. AMLI paid $1,946 for the limited partner's 60% interest, net of $629 Federal income tax withholding. AMLI owns 100% of AMLI on Timberglen as of January 5, 2004 and will include this community's financial position and results of operations in its Consolidated Financial Statements.

      On January 20, 2004, AMLI on behalf of the co-investment partnership, in which it owned a 25% interest, sold AMLI at Wells Branch, a 576-unit community, for a $38,400 sale price. The sale proceeds, net of $436 closing costs, were distributed to the partners, of which AMLI received $9,491.

      On February 2, 2004, AMLI prepaid the balance of the 7.7% first mortgage notes on AMLI at Nantucket and AMLI on Timberglen without prepayment penalty. The total amounts paid including accrued interest were $7,071 for AMLI at Nantucket and $6,189 for AMLI on Timberglen, which were funded from borrowings from AMLI's unsecured primary line of credit.

      On February 2, 2004, AMLI's Board of Trustees approved the award of an additional 76,050 restricted common shares pursuant to AMLI's Restricted Share Plan.


                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


16.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                         Year Ended December 31, 2003
                                                                    --------------------------------------
                                                                     First     Second     Third     Fourth
                                                                    -------    ------     ------    ------

Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $24,800    25,027     29,337    30,748
Net income from continuing operations
  before minority interest. . . . . . . . . . . . . . . . . . . .     2,757     1,925      6,283     7,781
Net income from discontinued operations,
  net of minority interest. . . . . . . . . . . . . . . . . . . .     1,088       993        349     6,338
Minority interest . . . . . . . . . . . . . . . . . . . . . . . .       137       (10)       697       586
Net income attributable to common shares. . . . . . . . . . . . .     1,727       948      3,954    11,553
                                                                    =======    ======     ======    ======

Net income per common share - basic:
  From continuing operations. . . . . . . . . . . . . . . . . . .   $  0.04      0.00       0.20      0.25
  From discontinued operations. . . . . . . . . . . . . . . . . .      0.06      0.06       0.02      0.31
                                                                    -------    ------     ------    ------
    Net income. . . . . . . . . . . . . . . . . . . . . . . . . .   $  0.10      0.06       0.22      0.56
                                                                    =======    ======     ======    ======

Net income per common share - diluted:
  From continuing operations. . . . . . . . . . . . . . . . . . .   $  0.04      0.00       0.20      0.25
  From discontinued operations. . . . . . . . . . . . . . . . . .      0.06      0.06       0.02      0.30
                                                                    -------    ------     ------    ------
    Net income. . . . . . . . . . . . . . . . . . . . . . . . . .   $  0.10      0.06       0.22      0.55
                                                                    =======    ======     ======    ======





                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



                                                                         Year Ended December 31, 2002
                                                                    --------------------------------------
                                                                     First     Second     Third     Fourth
                                                                    -------    ------     ------    ------
Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $25,673    26,714     26,007    26,081
Net income from continuing operations
  before minority interest. . . . . . . . . . . . . . . . . . . .     5,165     6,137      4,905     3,911
Net income from discontinued operations,
  net of minority interest. . . . . . . . . . . . . . . . . . . .     2,019     1,858     13,244     5,182
Minority interest . . . . . . . . . . . . . . . . . . . . . . . .       524       704        497       341
Net income attributable to common shares. . . . . . . . . . . . .     4,578     5,345     15,672     6,771
                                                                    =======    ======     ======    ======

Net income per common share - basic:
  From continuing operations. . . . . . . . . . . . . . . . . . .   $  0.14      0.19       0.14      0.09
  From discontinued operations. . . . . . . . . . . . . . . . . .      0.12      0.11       0.74      0.31
                                                                    -------    ------     ------    ------
    Net income. . . . . . . . . . . . . . . . . . . . . . . . . .   $  0.26      0.30       0.88      0.40
                                                                    =======    ======     ======    ======

Net income per common share - diluted:
  From continuing operations. . . . . . . . . . . . . . . . . . .   $  0.14      0.19       0.14      0.09
  From discontinued operations. . . . . . . . . . . . . . . . . .      0.11      0.10       0.73      0.31
                                                                    -------    ------     ------    ------
    Net income. . . . . . . . . . . . . . . . . . . . . . . . . .   $  0.25      0.29       0.87      0.40
                                                                    =======    ======     ======    ======


                                                                                                   SCHEDULE III
                                          AMLI RESIDENTIAL PROPERTIES TRUST

                                CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                  DECEMBER 31, 2003
                                               (Dollars in thousands)

                                                                                         Gross Amount at Which
                                               Initial Costs (1)                    Carried at Close of Period (2)
                                   ---------------------------------------    -------------------------------------
                                                                Costs
                        Related                  Buildings    Capitalized                  Buildings
                        Encum-                     and       Subsequent to                   and
Communities            brances(3)      Land     Improvements  Acquisition         Land    Improvements       Total
-----------            ----------   ---------   ------------ -------------     ---------- ------------    ----------
Dallas/Ft. Worth TX
AMLI:
 at Bent Tree . . . . . .$ 25,272      4,469         25,953         2,711          4,472       28,661        33,133
 at Bishop's Gate . . . . 13,608       3,659         20,708           311          3,616       21,062        24,678
 at Chase Oaks. . . . . .  --          1,003          9,513           828          1,003       10,341        11,344
 on the Green . . . . . . 10,534       1,693         17,007         1,039          1,693       18,046        19,739
 at Nantucket . . . . . .  7,036       1,931          6,817           892          1,931        7,709         9,640
 of North Dallas. . . . . 27,315       7,278         37,204         6,703          7,278       43,907        51,185
 at Valley Ranch. . . . . 18,800       3,139         16,199         4,720          3,139       20,919        24,058
 at Stonebridge Ranch . .  --          2,575         14,591           233          2,575       14,824        17,399
 at Shadow Ridge. . . . .  --          2,704         15,294           232          2,707       15,523        18,230
 Upper West Side. . . . .  --          2,038         11,549           152          2,038       11,701        13,739
 7th Street Station . . .  --          2,060         11,673           151          2,060       11,824        13,884
 Knox-Henderson . . . . .  --          2,600         15,312         --             2,600       15,312        17,912
 at Oak Bend. . . . . . . 19,123       4,061         20,865         --             4,061       20,865        24,926
                        --------      ------        -------        ------         ------      -------       -------
Subtotal - Dallas/
  Ft. Worth, TX . . . . .121,688      39,210        222,685        17,972         39,173      240,694       279,867
                        --------      ------        -------        ------         ------      -------       -------
Austin, TX
AMLI:
 in Great Hills . . . . .  --          3,228         14,304         1,606          3,228       15,910        19,138
 at Lantana Ridge . . . . 19,732       3,582         20,299           607          3,585       20,903        24,488
 at StoneHollow . . . . . 31,104       5,539         31,391         1,338          5,539       32,729        38,268
                        --------      ------        -------        ------         ------      -------       -------
Subtotal - Austin, TX . . 50,836      12,349         65,994         3,551         12,352       69,542        81,894
                        --------      ------        -------        ------         ------      -------       -------


                                                                                        SCHEDULE III - CONTINUED

                                          AMLI RESIDENTIAL PROPERTIES TRUST

                                CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION


                                                     Date        Depreciable
                                Accumulated        Completed/       Lives
Communities                     Depreciation        Acquired        Years
-----------                     ------------       ----------    -----------
Dallas/Ft. Worth TX
AMLI:
 at Bent Tree . . . . . . .           5,107        10/97-12/00   5 - 40 years
 at Bishop's Gate . . . . .           4,076           10/17/97   5 - 40 years
 at Chase Oaks. . . . . . .           3,111             6/2/94   5 - 40 years
 on the Green . . . . . . .           5,439            2/16/94   5 - 40 years
 at Nantucket . . . . . . .           3,674           12/16/88   5 - 40 years
 of North Dallas. . . . . .          13,240          7/89-7/90   5 - 40 years
 at Valley Ranch. . . . . .           6,159            5/25/90   5 - 40 years
 at Stonebridge Ranch . . .           1,187            6/11/01   5 - 40 years
 at Shadow Ridge. . . . . .           1,142            8/31/01   5 - 40 years
 Upper West Side. . . . . .             593             5/1/02   5 - 40 years
 7th Street Station . . . .             440           10/17/02   5 - 40 years
 Knox-Henderson . . . . . .              28           12/30/03   5 - 40 years
 at Oak Bend. . . . . . . .              41           12/31/03   5 - 40 years
                                   --------
Subtotal - Dallas/
  Ft. Worth, TX . . . . . .          44,237
                                   --------
Austin, TX
AMLI:
 in Great Hills . . . . . .           4,522            1/18/91   5 - 40 years
 at Lantana Ridge . . . . .           4,059            9/30/97   5 - 40 years
 at StoneHollow . . . . . .           4,171             2/3/00   5 - 40 years
                                   --------
Subtotal - Austin, TX . . .          12,752
                                   --------




                                                                                       SCHEDULE III - CONTINUED
                                          AMLI RESIDENTIAL PROPERTIES TRUST

                                CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                  DECEMBER 31, 2003
                                               (Dollars in thousands)

                                                                                         Gross Amount at Which
                                               Initial Costs (1)                    Carried at Close of Period (2)
                                   ---------------------------------------    -------------------------------------
                                                                Costs
                        Related                  Buildings    Capitalized                  Buildings
                        Encum-                     and       Subsequent to                   and
Communities            brances(3)      Land     Improvements  Acquisition         Land    Improvements       Total
-----------            ----------   ---------   ------------ -------------     ---------- ------------    ----------
Houston, TX
AMLI:
 at the Medical Center. . 14,094       4,087         23,160           220          4,088       23,379        27,467
                         -------      ------        -------        ------         ------      -------       -------
Subtotal -
 Houston, TX. . . . . . . 14,094       4,087         23,160           220          4,088       23,379        27,467
                         -------      ------        -------        ------         ------      -------       -------

Atlanta, GA
AMLI:
 at Vinings . . . . . . .  --          2,405         17,595         1,873          2,406       19,467        21,873
 at West Paces. . . . . .  --          2,160         20,595         1,270          2,160       21,865        24,025
 at Killian Creek . . . . 12,733       2,046         13,677           463          2,046       14,140        16,186
 at Clairmont . . . . . . 12,206       2,791         15,640         1,260          2,791       16,900        19,691
 at Park Creek. . . . . . 10,073       1,207         10,052           227          1,208       10,278        11,486
 at Towne Creek . . . . .  --            916          6,368           440            916        6,808         7,724
                         -------      ------        -------        ------         ------      -------       -------
Subtotal -
 Atlanta, GA. . . . . . . 35,012      11,525         83,927         5,533         11,527       89,458       100,985
                         -------      ------        -------        ------         ------      -------       -------
Kansas City, KS
AMLI:
 at Regents Center. . . . 18,531       2,260         22,397         1,274          2,265       23,666        25,931
 at Lexington Farms . . .  --          4,776         27,060           588          4,776       27,648        32,424
 Creekside. . . . . . . .  --          2,279         15,295            33          2,279       15,328        17,607
 at Regents Crest . . . .  --          5,640         30,960            50          5,640       31,010        36,650
                         -------      ------        -------        ------         ------      -------       -------
Subtotal -
 Kansas City, KS. . . . . 18,531      14,955         95,712         1,945         14,960       97,652       112,612
                         -------      ------        -------        ------         ------      -------       -------

                                                                                        SCHEDULE III - CONTINUED

                                          AMLI RESIDENTIAL PROPERTIES TRUST

                                CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION


                                                     Date        Depreciable
                                Accumulated        Completed/       Lives
Communities                     Depreciation        Acquired        Years
-----------                     ------------       ----------    -----------
Houston, TX
AMLI:
 at the Medical Center. . .           1,727           8/7/01     5 - 40 years
                                    -------
Subtotal -
 Houston, TX. . . . . . . .           1,727
                                    -------

Atlanta, GA
AMLI:
 at Vinings . . . . . . . .           5,049            6/19/92   5 - 40 years
 at West Paces. . . . . . .           5,986           11/15/93   5 - 40 years
 at Killian Creek . . . . .           2,496            3/13/97   5 - 40 years
 at Clairmont . . . . . . .           3,238            1/21/98   5 - 40 years
 at Park Creek. . . . . . .           2,108            7/31/98   5 - 40 years
 at Towne Creek . . . . . .             865             2/7/00   5 - 40 years
                                    -------
Subtotal -
 Atlanta, GA. . . . . . . .          19,742
                                    -------
Kansas City, KS
AMLI:
 at Regents Center. . . . .           6,513        10/94-12/96   5 - 40 years
 at Lexington Farms . . . .           4,462           10/27/98   5 - 40 years
 Creekside. . . . . . . . .             337           10/14/03   5 - 40 years
 at Regents Crest . . . . .             651           10/14/03   5 - 40 years
                                    -------
Subtotal -
 Kansas City, KS. . . . . .          11,963
                                    -------

                                                                                       SCHEDULE III - CONTINUED
                                          AMLI RESIDENTIAL PROPERTIES TRUST

                                CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                                         Gross Amount at Which
                                               Initial Costs (1)                    Carried at Close of Period (2)
                                   ---------------------------------------    -------------------------------------
                                                                Costs
                        Related                  Buildings    Capitalized                  Buildings
                        Encum-                     and       Subsequent to                   and
Communities            brances(3)      Land     Improvements  Acquisition         Land    Improvements       Total
-----------            ----------   ---------   ------------ -------------     ---------- ------------    ----------
Indianapolis, IN
AMLI:
 at Riverbend . . . . . .  --          5,184         33,209         9,416          5,184       42,625        47,809
 at Conner Farms. . . . . 14,900       3,262         18,484           728          3,262       19,212        22,474
 at Eagle Creek . . . . . 10,886       2,477         14,038           187          2,478       14,224        16,702
 Carmel Center. . . . . .  --          4,132         23,488             7          4,132       23,495        27,627
 at Castle Creek. . . . .  --          2,688         19,154            21          2,688       19,175        21,863
 on Spring Mill . . . . .  --          3,001         27,006            11          3,001       27,017        30,018
                        --------     -------        -------        ------        -------      -------     ---------
Subtotal -
 Indianapolis, IN . . . . 25,786      20,744        135,379        10,370         20,745      145,748       166,493
                        --------     -------        -------        ------        -------      -------     ---------
Chicago, IL
AMLI:
 at Poplar Creek. . . . .  9,500       1,878         10,643         1,192          1,885       11,828        13,713
 at Oakhurst North. . . .  --          6,622         40,023            60          6,622       40,083        46,705
 at Danada Farms. . . . . 44,857      11,954         57,924            24         11,954       57,948        69,902
                        --------     -------        -------        ------        -------      -------     ---------
Subtotal -
 Chicago, IL. . . . . . . 54,357      20,454        108,590         1,276         20,461      109,859       130,320
                        --------     -------        -------        ------        -------      -------     ---------
Denver, CO
AMLI:
 at Gateway Park. . . . . 22,259       4,967         28,144           326          4,967       28,470        33,437
                        --------     -------        -------        ------        -------      -------     ---------
Subtotal -
 Denver, CO               22,259       4,967         28,144           326          4,967       28,470        33,437
                        --------     -------        -------        ------        -------      -------     ---------
   Total communities. . .342,563     128,291        763,591        41,193        128,273      804,802       933,075
Other . . . . . . . . . .  --             28            248            80             28          328           356
                        --------     -------        -------        ------        -------      -------     ---------
   Total. . . . . . . . .342,563     128,319        763,839        41,273        128,301      805,130       933,431
                        --------     -------        -------        ------        -------      -------     ---------


                                                                                        SCHEDULE III - CONTINUED

                                          AMLI RESIDENTIAL PROPERTIES TRUST

                                CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                     Date        Depreciable
                                Accumulated        Completed/       Lives
Communities                     Depreciation        Acquired        Years
-----------                     ------------       ----------    -----------
Indianapolis, IN
AMLI:
 at Riverbend . . . . . . .          12,200           12/12/92   5 - 40 years
 at Conner Farms. . . . . .           3,668           12/22/97   5 - 40 years
 at Eagle Creek . . . . . .           2,280           12/27/98   5 - 40 years
 Carmel Center. . . . . . .             942             6/1/03   5 - 40 years
 at Castle Creek. . . . . .             425           10/14/03   5 - 40 years
 on Spring Mill . . . . . .             499           10/25/03   5 - 40 years
                                    -------
Subtotal -
 Indianapolis, IN . . . . .          20,014
                                    -------

Chicago, IL
AMLI:
 at Poplar Creek. . . . . .           2,257           12/18/97   5 - 40 years
 at Oakhurst North. . . . .             878           10/25/03   5 - 40 years
 at Danada Farms. . . . . .             503           10/31/03   5 - 40 years
                                    -------
Subtotal -
 Chicago, IL. . . . . . . .           3,638
                                    -------

Denver, CO
AMLI:
 at Gateway Park. . . . . .           2,616            1/29/01   5 - 40 years
                                    -------
Subtotal -
 Denver, CO                           2,616
                                    -------
   Total communities. . . .         116,689

Other . . . . . . . . . . .             141
                                   --------
   Total. . . . . . . . . .         116,830
                                   --------


                                                                                       SCHEDULE III - CONTINUED
                                          AMLI RESIDENTIAL PROPERTIES TRUST

                                CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                                         Gross Amount at Which
                                               Initial Costs (1)                    Carried at Close of Period (2)
                                   ---------------------------------------    -------------------------------------
                                                                Costs
                        Related                  Buildings    Capitalized                  Buildings
                        Encum-                     and       Subsequent to                   and
Communities            brances(3)      Land     Improvements  Acquisition         Land    Improvements       Total
-----------            ----------   ---------   ------------ -------------     ---------- ------------    ----------

Rental communities
 held for sale:
 AMLI:
  at Spring Creek . . . . 40,750       8,579         45,971         7,399          8,579       53,370        61,949
  at Verandah . . . . . .  --          3,160         20,545           163          3,160       20,708        23,868
                        --------     -------        -------        ------        -------      -------     ---------
   Total communities
    held for sale . . . . 40,750      11,739         66,516         7,562         11,739       74,078        85,817
                        --------     -------        -------        ------        -------      -------     ---------
   Total stabilized
    communities . . . . .383,313     140,058        830,355        48,835        140,040      879,208     1,019,248
                        --------     -------        -------        ------        -------      -------     ---------
Land parcels
 and other
 AMLI:
  at Mesa Ridge (4) . . .  --          3,070          --           (1,074)         1,227          769         1,996
  at Champions II
   (4). . . . . . . . . .  --          2,343          --           (1,200)         1,379         (236)        1,143
  at Anderson Mill
   (4). . . . . . . . . .  --          3,744          --              635          3,323        1,056         4,379
  at Westwood Ridge . . .  --          2,807          --            1,120          2,861        1,066         3,927
  at Lexington II . . . .  --            500          --              318            653          165           818
  at Pleasant Hill. . . .  --            250          --               36            250           36           286
  at La Villita . . . . .  --          2,355          --              296          2,397          254         2,651
                        --------     -------        -------        ------        -------      -------     ---------
   Total land parcels
     and other. . . . . .  --         15,069          --              131         12,090        3,110        15,200
                        --------     -------        -------        ------        -------      -------     ---------
   Total. . . . . . . . .$383,313    155,127        830,355        48,966        152,130      882,318     1,034,448
                        ========     =======        =======        ======        =======      =======     =========




                                                                                        SCHEDULE III - CONTINUED
                                          AMLI RESIDENTIAL PROPERTIES TRUST

                                CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                     Date        Depreciable
                                Accumulated        Completed/       Lives
Communities                     Depreciation        Acquired        Years
-----------                     ------------       ----------    -----------
Rental communities
 held for sale:
 AMLI:
  at Spring Creek . . . . .          22,803          5/85-5/89   5 - 40 years
  at Verandah . . . . . . .           1,188             1/1/03   5 - 40 years
                                   --------
   Total communities
    held for sale . . . . .          23,991
                                   --------
   Total stabilized
    communities . . . . . .         140,821
                                   --------
Land parcels
 and other
 AMLI:
  at Mesa Ridge (4) . . . .           --              12/23/96
  at Champions II (4) . . .           --               12/1/98
  at Anderson Mill
   (4). . . . . . . . . . .           --                7/8/99
  at Westwood Ridge . . . .           --                9/9/99
  at Lexington II . . . . .           --              10/18/00
  at Pleasant Hill. . . . .           --                1/1/02
  at La Villita . . . . . .           --              12/19/03
                                   --------
   Total land parcels
     and other. . . . . . .           --
                                   --------
   Total. . . . . . . . . .        $140,821
                                   ========

Notes:

        (1)  The initial costs represent the original development costs or original purchase price of the communities to AMLI, including closing costs.
        (2)  The aggregate cost of real estate owned at December 31, 2003 for Federal income tax purposes was $975,890.
        (3)  Amounts disclosed exclude current accrued interest and debt not secured by the communities.
        (4)  Land costs are net of an allowance for loss totaling $1,371.

                                                                                        SCHEDULE III - CONTINUED

                                          AMLI RESIDENTIAL PROPERTIES TRUST

                                CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION



        (5)   Reconciliation of real estate owned:
                                                                  2003                  2002                 2001
                                                               ----------             --------             --------

      Balance at beginning of period. . . . . . . . . . .      $  768,281              802,414              748,345
      Additions during period . . . . . . . . . . . . . .         298,719               52,196              117,763
      Contributions to partnerships . . . . . . . . . . .           --                 (14,323)              (6,738)
      Sales of communities. . . . . . . . . . . . . . . .         (30,680)             (47,930)             (54,629)
      Sales of land parcels . . . . . . . . . . . . . . .          (1,976)             (22,179)               --
      Other . . . . . . . . . . . . . . . . . . . . . . .             104               (1,897)              (2,327)
                                                               ----------             --------             --------
                                                               $1,034,448              768,281              802,414
                                                               ==========             ========             ========

        (6)  Reconciliation of accumulated depreciation:

      Balance at beginning of period. . . . . . . . . . .      $  120,268              107,139               94,590
      Additions during period (including discontinued
        operations) . . . . . . . . . . . . . . . . . . .          25,610               21,246               21,080
      Sales of communities. . . . . . . . . . . . . . . .          (5,057)              (8,117)              (8,531)
                                                               ----------             --------             --------
      Balance at end of period. . . . . . . . . . . . . .      $  140,821              120,268              107,139
                                                               ==========             ========             ========


See Independent Auditors' Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes or disagreements with the accountants on accounting and financial disclosures.


ITEM 9A. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of AMLI's management, including AMLI's Chief Executive Officer and AMLI's Chief Financial Officer, of the effectiveness of AMLI's disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that AMLI's disclosure controls and procedures are effective to ensure that information required to be disclosed by AMLI in AMLI's periodic Security and Exchange Commission ("SEC") filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

      There were no significant changes made in AMLI's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.



                                  PART III

ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is hereby incorporated by reference to the materials appearing in AMLI's Proxy Statement for the annual meeting of shareholders to be held on April 26, 2004 (the "Proxy Statement"), under the captions "Election of Trustees," "Management - Trustees and Executive Officers" and "Section 16(A) Beneficial Ownership Reporting Compliance."

      AUDIT COMMITTEE

      AMLI has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Adam S. Metz (Chairman), Marc S. Heilweil and Stephen G. McConahey.

      AUDIT COMMITTEE FINANCIAL EXPERT

      The Board of Trustees of AMLI has determined that Adam S. Metz, Chairman of the Audit Committee is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

      CODE OF ETHICS

      AMLI has adopted a code of business conduct and ethics for trustees, officers (including AMLI's chief executive officer, chief financial officer and principal accounting officer) and employees, known as the Standards of Business Conduct. The Standards of Business Conduct are available on AMLI's website at www.amli.com. Shareholders may request a free copy of the Standards of Business Conduct from:

      AMLI Residential Properties Trust
      Attention:  Investor Relations
      125 South Wacker Drive
      Suite 3100
      Chicago, Illinois 60606
      (312) 443-1477
      www.amli.com

      CORPORATE GOVERNANCE GUIDELINES

      AMLI has adopted Corporate Governance Guidelines, which are available on AMLI's website at www.amli.com. Shareholders may request a free copy of the Corporate Governance Guidelines from the address and phone numbers set forth under "Code of Ethics."

      SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Information regarding Section 16(a) beneficial ownership reporting compliance is set forth under Section 16(a) "Beneficial Ownership Reporting Compliance" in the Proxy Statement, which information is incorporated herein by reference.



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



ITEM 14.  PRINCIPAL AUDITOR FEES AND SERVICES

      The information regarding principal auditor fees and services is set forth under "Principal Auditor Fees and Services" in the Proxy Statement, which information is incorporated herein for reference.

                                   PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    (a)   The following documents are filed as part of this report:

          (1)  Statement of Management Responsibility . . . . . . .   68
               Independent Auditors' Report . . . . . . . . . . . .   69
               Consolidated Balance Sheets, December 31, 2003
                 and 2002 . . . . . . . . . . . . . . . . . . . . .   70
               Consolidated Statements of Operations,
                 years ended December 31, 2003, 2002 and 2001 . . .   72
               Consolidated Statements of Shareholders' Equity,
                 years ended December 31, 2003, 2002 and 2001 . . .   74
               Consolidated Statements of Cash Flows,
                 years ended December 31, 2003, 2002 and 2001 . . .   78
               Notes to Consolidated Financial Statements . . . . .   82

          (2)  Financial Statement Schedule and Independent Auditors'
Report

               Title                                            Schedule

               Consolidated Real Estate and
               Accumulated Depreciation . . . . . . . . . . . .      III

               The independent auditors' report with respect to the financial statement schedule is on page 69.

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

               3.2 (a) First Amendment to the Amended and Restated By-Laws by AMLI Residential Properties Trust (Incorporated by reference to exhibit 3.1 to the Registrant's Current Report on Form 8-K dated August 7, 2003).

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

               4.6 Form of Share Certificate for Series D Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest (Incorporated by reference to exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
                        2001).

               4.7 Articles Supplementary Classifying and Designating a Series of Preferred Shares as Series D Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest (Incorporated by reference to exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
                        2001).

               4.8 Underwriting Agreement dated August 7, 2003 relating to the sale of 2,415,000 of AMLI Residential Properties Trust's common shares of beneficial interest (Incorporated by reference to exhibit 1.1 to the Registrant's Current Report on Form 8-K dated August 7, 2003).

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

               10.10 Amli Residential Properties Trust Option Plan (Incorporated by reference to exhibit 10.8 to the Registration Statement No. 33-71566).

               10.10(a) First Amendment to AMLI Residential Properties
                        Option Plan (Incorporated by reference to exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

               10.10(b) Second Amendment to AMLI Residential Properties
                        Option Plan (Incorporated by reference to exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

               10.10(c) Third Amendment to AMLI Residential Properties
                        Option Plan (Incorporated by reference to the Registrant's Definitive Proxy Statement for the Registrant's 2000 Annual Meeting of Shareholders as filed with the SEC).

               10.10(d) Fourth Amendment to AMLI Residential Properties
                        Option Plan (Incorporated by reference to exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

               10.10(e) Fifth Amendment to AMLI Residential Option Plan
                        (Incorporated by reference to exhibit 10.2 to the Registrant's Current Report on Form 8-K dated on August 7, 2003).

               10.11 AMLI Residential Properties Trust Executive Share Purchase Plan (Incorporated by reference to exhibit 10.1 to the Registration Statement
                        No. 333-8813).

               10.11(a) AMLI Residential Properties 2002 Senior Officer
                        Share Acquisition Plan (Incorporated by reference to exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
                        2002).

               10.11(b) AMLI Residential Properties 2002 Trustee Share
                        Compensation Plan (Incorporated by reference to exhibit 10.12(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
                        2002).

               10.11(c) AMLI Residential Properties Amended Senior Officer
                        Share Acquisition Plan (Incorporated by reference to Exhibit A to the Registrants Definitive Proxy Statement concerning the Registrant's April 28, 2003 Annual Meeting of Shareholders filed on
                        March 21, 2003).

               10.11(d) AMLI Residential Properties Trust Executive Share
                        Purchase Plan, as amended and restated
                        (Incorporated by reference to exhibit 10.4 to the Registrant's Current Report on Form 8-K dated August 7, 2003).

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

               10.19(a) $200,000,000 Credit Agreement dated as of May 19,
                        2003 among AMLI Residential Properties, L.P., as Borrower, AMLI Residential Properties Trust as General Partner, the Lenders, Bank One, NA, as Administrative Agent, Commerzbank AG New York and Grand Cayman Branches, as Co-Documentation Agent, Harris Trust and Savings Bank, as Co-Documentation Agent, PNC Bank, National Association, as Co-Documentation agent and Banc One Capital Markets, Inc., as Lead Arranger and Sole Book Runner (Incorporated by reference to exhibit 10.1 to the Registrant's Current Report on Form 8-K dated August 7, 2003).

               10.19(b) Amendment to the Credit Agreement made as of
                        November 3, 2003, by and among AMLI Residential Properties, L.P., AMLI Residential Properties Trust, Bank One, NA, Wells Fargo Bank, N.A., and Southtrust Bank to increase the aggregate commitment from $200,000,000 to $240,000,000 and admit Wells Fargo Bank, N.A., as a Lender.

               10.20 Registration Rights Agreement between AMLI Residential Properties Trust and The Equitable Life Assurance Society of the United States
                        (Incorporated by reference to exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

               21.1     Subsidiaries of the Registrant.

               23.1     Consent of KPMG LLP.

               31.1 Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and Rule 15(d)-15(e) of the Securities Exchange Act, as amended.

               31.2 Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15(d)-15(e) of the Securities Exchange Act, as amended.

               32.      Certification of Chief Executive Officer,
                        President, Executive Vice President and Principal Chief Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b)   Reports on Form 8-K

               Current Report on Form 8-K filed on October 28, 2003 to furnish the following as exhibits:

          . AMLI's press release dated October 28, 2003, announcing the third quarter 2003 operating results and a dividend declaration.

          .    AMLI's third quarter 2003 Supplemental Operating and
               Financial Data.


               Current Report on Form 8-K filed on November 21, 2003 relating to AMLI's acquisition and disposition of assets and the historical statement of revenue in excess of certain expenses of AMLI at Danada Farms for the year ended December 31, 2002, the combined historical statement of revenue in excess of certain expenses of the communities acquired from Prudential Insurance Company of America in 2003 for the year ended
          December 31, 2002, and the combined historical statement of revenue in excess of certain expenses of the communities acquired from Endowment Realty Investors in 2003 for the year ended December 31, 2002.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AMLI RESIDENTIAL PROPERTIES TRUST

Date:  March 10, 2004           By:   /S/ ALLAN J. SWEET
                                      Allan J. Sweet
                                      President and Trustee


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  March 10, 2004           By:   /S/ GREGORY T. MUTZ
                                      Gregory T. Mutz
                                      Chairman of the Board of Trustees

Date:  March 10, 2004           By:   /S/ JOHN E. ALLEN
                                      John E. Allen
                                      Vice-Chairman of the Board
                                      of Trustees

Date:  March 10, 2004           By:   /S/ ALLAN J. SWEET
                                      Allan J. Sweet
                                      President and Trustee

Date:  March 10, 2004           By:   /S/ PHILIP N. TAGUE
                                      Philip N. Tague
                                      Executive Vice President and Trustee

Date:  March 10, 2004           By:   /S/ LAURA D. GATES
                                      Laura D. Gates
                                      Trustee

Date:  March 10, 2004           By:   /S/ MARC S. HEILWEIL
                                      Marc S. Heilweil
                                      Trustee

Date:  March 10, 2004           By:   /S/ STEPHEN G. MCCONAHEY
                                      Stephen G. McConahey
                                      Trustee

Date:  March 10, 2004           By:   /S/ ADAM S. METZ
                                      Adam S. Metz
                                      Trustee

Date:  March 10, 2004           By:   /S/ JOHN G. SCHREIBER
                                      John G. Schreiber
                                      Trustee

Date:  March 10, 2004           By:   /S/ ROBERT J. CHAPMAN
                                      Robert J. Chapman
                                      Chief Financial Officer

Date:  March 10, 2004           By:   /S/ CHARLES C. KRAFT
                                      Charles C. Kraft
                                      Principal Accounting Officer

                              INDEX TO EXHIBITS


EXHIBIT NO.             DOCUMENT DESCRIPTION
-----------             --------------------

10.19(b) Amendment to the Credit Agreement made as of November 3, 2003, by and among AMLI Residential Properties, L.P., AMLI Residential Properties Trust, Bank One, NA, Wells Fargo Bank, N.A., and Southtrust Bank to increase the aggregate commitment from $200,000,000 to $240,000,000 and admit Wells Fargo Bank, N.A., as a Lender.

21.1                    Subsidiaries of the Registrant.

23.1                    Consent of KPMG LLP.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and Rule 15(d)-15(e) of the Securities Exchange Act, as amended.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and Rule 15(d)-15(e) of the Securities Exchange Act, as amended.

32. Certification of Chief Executive Officer and Chief Financial Officer Pursuant to
                        18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.