Form 10-Q
period 2004-03-31
AMLI RESIDENTIAL PROPERTIES TRUST
filed 2004-05-05
CIK 914724

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549


                                  FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



                For the Quarterly Period Ended March 31, 2004



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


The number of the Registrant's Common Shares of Beneficial Interest outstanding was 25,302,995 as of April 30, 2004.

                                    INDEX



PART I  FINANCIAL INFORMATION


Item 1.     Financial Statements

            Independent Accountants' Review Report . . . . . . .       4

            Consolidated Balance Sheets as of
              March 31, 2004 (Unaudited) and
              December 31, 2003 (Audited). . . . . . . . . . . .       5

            Consolidated Statements of Operations
              for the three months ended
              March 31, 2004 and 2003 (Unaudited). . . . . . . .       7

            Consolidated Statement of Shareholders'
              Equity for the three months ended
              March 31, 2004 (Unaudited) . . . . . . . . . . . .       9

            Consolidated Statements of Cash Flows
              for the three months ended
              March 31, 2004 and 2003 (Unaudited). . . . . . . .      11

            Notes to Consolidated Financial Statements
              (Unaudited). . . . . . . . . . . . . . . . . . . .      13


Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations. . .      37


Item 3.     Quantitative and Qualitative Disclosures
              About Market Risk. . . . . . . . . . . . . . . . .      60


Item 4.     Controls and Procedures. . . . . . . . . . . . . . .      60




PART II  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . .      65



SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . .      66

FORWARD-LOOKING STATEMENTS

Certain statements made in this report, and other written or oral statements made by or on behalf of AMLI, may constitute "forward-looking statements" within the meaning of the Federal securities laws. Statements regarding future events and developments and AMLI's future performance, as well as management's expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward looking statements can be identified by AMLI's use of the words "project," "believe," "expect," "anticipate," "intend," "estimate," "assume," and other similar expressions that predict or indicate future events, achievements or trends or that do not relate to historical matters. Although AMLI believes expectations reflected in such forward-looking statements are based upon reasonable assumptions, the actual results may differ materially from that set forth in the forward-looking statements. Consequently, such forward-looking statements should be regarded solely as reflections of AMLI's current operating and development plans and estimates. These plans and estimates are subject to revision from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statements. AMLI undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risk or uncertainties listed above, and other factors that you may wish to consider, is contained elsewhere in AMLI's filings with the Securities and Exchange Commission.

The following are some of the factors that could cause AMLI's actual results to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following:

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

      . the effects of changes in accounting policies and other regulatory matters detailed in AMLI's filings with the Securities and Exchange Commission and uncertainties of litigation; and

      . AMLI's ability to continue to qualify as a real estate investment trust under the Internal Revenue Code.

                   INDEPENDENT ACCOUNTANTS' REVIEW REPORT
                   --------------------------------------



Shareholders and Board of Trustees
AMLI Residential Properties Trust:


We have reviewed the accompanying consolidated balance sheet of AMLI Residential Properties Trust (the "Company") as of March 31, 2004, and the related consolidated statements of operations for the three month periods ended March 31, 2004 and 2003, the related consolidated statement of shareholders' equity for the three month period ended March 31, 2004, and the consolidated statements of cash flows for the three month periods ended March 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of AMLI Residential Properties Trust as of December 31, 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 2, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






                                        KPMG LLP

Chicago, Illinois
April 27, 2004,
  except as to Note 12,
  which is as of April 30, 2004

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      AMLI RESIDENTIAL PROPERTIES TRUST

                         CONSOLIDATED BALANCE SHEETS

                    MARCH 31, 2004 AND DECEMBER 31, 2003

                  (Dollars in thousands, except share data)



                                             MARCH 31,        DECEMBER 31,
                                              2004               2003
                                            (UNAUDITED)        (AUDITED)
                                           -------------      ------------

ASSETS:
Rental communities:
  Land . . . . . . . . . . . . . . . .        $  133,298           128,301
  Depreciable property . . . . . . . .           840,363           805,130
                                              ----------         ---------
                                                 973,661           933,431
  Less accumulated depreciation. . . .          (125,470)         (116,830)
                                              ----------         ---------
                                                 848,191           816,601

Rental communities held for
  sale,  net of accumulated
  depreciation . . . . . . . . . . . .            61,893            61,826

Land held for development or sale,
  net of allowance for loss of
  $1,371 . . . . . . . . . . . . . . .            15,409            15,200

Investments in partnerships. . . . . .           140,546           147,291

Cash and cash equivalents. . . . . . .             6,961             5,937
Deferred financing costs, net. . . . .             5,464             6,094
Service Companies' assets. . . . . . .            43,219            68,777
Other assets . . . . . . . . . . . . .            13,681            41,608
                                              ----------         ---------
          Total assets                        $1,135,364         1,163,334
                                              ==========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Debt, including $40,750 secured
  by a rental community held
  for sale . . . . . . . . . . . . . .        $  496,583           610,513
Distributions in excess of
  investments in and earnings from
  partnerships . . . . . . . . . . . .             6,022             6,184
Other liabilities. . . . . . . . . . .            30,755            38,174
                                              ----------         ---------
          Total liabilities. . . . . .           533,360           654,871
                                              ----------         ---------

                      AMLI RESIDENTIAL PROPERTIES TRUST

                    MARCH 31, 2004 AND DECEMBER 31, 2003
                  (Dollars in thousands, except share data)



                                             MARCH 31,        DECEMBER 31,
                                              2004               2003
                                            (UNAUDITED)        (AUDITED)
                                           -------------      ------------

Commitments and contingencies (note 11)

Mandatorily redeemable convertible
  preferred shares with an
  aggregate liquidation preference
  of $96,933 . . . . . . . . . . . . .            93,247            93,247

Minority interest. . . . . . . . . . .            32,308            31,203


SHAREHOLDERS' EQUITY:
Series A Cumulative Convertible
  Preferred shares of beneficial
  interest, $0.01 par value,
  1,500,000 authorized, 1,200,000
  issued and 0 and 100,000
  outstanding, (aggregate
  liquidation preference of $0
  and $2,023, respectively). . . . . .             --                    1

Shares of beneficial interest,
  $0.01 par value, 145,375,000
  authorized, 25,289,725 and
  21,394,568 common shares issued
  and outstanding, respectively. . . .               253               214

Additional paid-in capital . . . . . .           520,104           420,221

Unearned compensation. . . . . . . . .            (2,552)             (918)

Employees' and trustees' notes . . . .            (3,552)           (4,613)

Accumulated other comprehensive
  loss . . . . . . . . . . . . . . . .            (3,978)           (2,622)

Dividends paid in excess of
  earnings . . . . . . . . . . . . . .           (33,826)          (28,270)
                                              ----------         ---------
        Total shareholders'
          equity . . . . . . . . . . .           476,449           384,013
                                              ----------         ---------
        Total liabilities and
          shareholders' equity . . . .        $1,135,364         1,163,334
                                              ==========         =========










        See accompanying notes to consolidated financial statements.

                      AMLI RESIDENTIAL PROPERTIES TRUST

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                 THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                 (UNAUDITED)
                  (Dollars in thousands, except share data)

                                                    2004            2003
                                                  --------        --------
Rental operations:
 Revenues:
   Rental. . . . . . . . . . . . . . . . . .      $ 28,895          21,306
   Other . . . . . . . . . . . . . . . . . .         2,218           1,427
                                                  --------        --------
                                                    31,113          22,733
                                                  --------        --------
 Expenses:
   Rental. . . . . . . . . . . . . . . . . .        12,855           9,670
   Depreciation. . . . . . . . . . . . . . .         8,641           4,692
                                                  --------        --------
                                                    21,496          14,362
                                                  --------        --------
                                                     9,617           8,371
Income from partnerships . . . . . . . . . .         1,503           1,457
                                                  --------        --------

Income from rental operations. . . . . . . .        11,120           9,828
                                                  --------        --------
Other income and expenses:
  Fee income . . . . . . . . . . . . . . . .           433             456
  Other. . . . . . . . . . . . . . . . . . .           479             196
  Interest and amortization of
    deferred costs . . . . . . . . . . . . .        (6,982)         (5,941)
                                                  --------        --------
                                                    (6,070)         (5,289)
                                                  --------        --------
Service Companies' operations:
  Revenues . . . . . . . . . . . . . . . . .        13,693          22,066
  Expenses . . . . . . . . . . . . . . . . .       (14,173)        (22,108)
                                                  --------        --------
Loss from the Service Companies'
  operations . . . . . . . . . . . . . . . .          (480)            (42)
                                                  --------        --------

General and administrative . . . . . . . . .        (2,196)         (1,740)
                                                  --------        --------
Income from continuing operations
  before share of gain on sale of a
  co-investment community. . . . . . . . . .         2,374           2,757
Share of gain on sale of a
  co-investment community. . . . . . . . . .         2,648           --
                                                  --------        --------
Income from continuing operations
  before minority interest . . . . . . . . .         5,022           2,757
Minority interest. . . . . . . . . . . . . .           225             137
                                                  --------        --------
Income from continuing operations,
  net of minority interest . . . . . . . . .         4,797           2,620
Income from discontinued operations,
  net of minority interest . . . . . . . . .         1,922           1,088
                                                  --------        --------
Net income . . . . . . . . . . . . . . . . .         6,719           3,708
Net income attributable to preferred
  shares . . . . . . . . . . . . . . . . . .         1,932           1,981
                                                  --------        --------
Net income attributable to common shares . .      $  4,787           1,727
                                                  ========        ========

                      AMLI RESIDENTIAL PROPERTIES TRUST

                 THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                 (UNAUDITED)
                  (Dollars in thousands, except share data)

                                                    2004            2003
                                                  --------        --------

Income per common share - basic:
  From continuing operations . . . . . . . .      $   0.13            0.04
  From discontinued operations . . . . . . .          0.09            0.06
                                                  --------        --------
  Net income . . . . . . . . . . . . . . . .      $   0.22            0.10
                                                  ========        ========
Income per common share - diluted:
  From continuing operations . . . . . . . .      $   0.13            0.04
  From discontinued operations . . . . . . .          0.08            0.06
                                                  --------        --------
  Net income . . . . . . . . . . . . . . . .      $   0.21            0.10
                                                  ========        ========

Dividends declared and paid per
  common share . . . . . . . . . . . . . . .      $   0.48            0.48
                                                  ========        ========








































        See accompanying notes to consolidated financial statements.

                                             AMLI RESIDENTIAL PROPERTIES TRUST

                                      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                             THREE MONTHS ENDED MARCH 31, 2004

                                                        (UNAUDITED)
                                                  (Dollars in thousands)


                                 SHARES OF
                            BENEFICIAL INTEREST                             EMPLOYEES'   ACCUMULATED DIVIDENDS
                       ------------------------------  ADDITIONAL  UNEARNED    AND         OTHER      PAID IN
                       PREFERRED     COMMON             PAID-IN     COMPEN-  TRUSTEES'   COMPREHEN-  EXCESS OF
                        SHARES       SHARES    AMOUNT   CAPITAL     SATION    NOTES      SIVE LOSS   EARNINGS     TOTAL
                       ---------   ----------  ------  ---------   -------- ----------   ---------- -----------  -------

Balance at
  December 31, 2003. .   100,000   21,394,568    $215    420,221       (918)   (4,613)       (2,622)   (28,270)  384,013
                                                                                                                 -------

Comprehensive income:
  Net income . . . . .     --           --        --       --         --        --            --         6,719     6,719
  Preferred share
   dividends paid. . .     --           --        --       --         --        --            --        (1,932)   (1,932)
  Current period
   loss on deriva-
   tive contracts. . .     --           --        --       --         --        --           (1,356)     --       (1,356)
                                                                                                                 -------
Comprehensive income
  attributable to
  common shares. . . .     --           --        --       --         --        --            --         --        3,431
                                                                                                                 -------
Common share
  distributions. . . .     --           --        --       --         --        --            --       (10,343)  (10,343)

Shares issued in
 connection with:
  Common shares
   offering, net
   of offering
   cost of $1,325. . .     --       3,450,000      35     94,550      --        --            --         --       94,585
  Executive Share
   Purchase Plan . . .     --           6,851     --         189      --        --            --         --          189
  Options exercised. .     --         234,546       2      4,611      --        --            --         --        4,613




                                             AMLI RESIDENTIAL PROPERTIES TRUST

                                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY - CONTINUED

                                             THREE MONTHS ENDED MARCH 31, 2004

                                                        (UNAUDITED)
                                                  (Dollars in thousands)



                                 SHARES OF
                            BENEFICIAL INTEREST                             EMPLOYEES'   ACCUMULATED DIVIDENDS
                       ------------------------------  ADDITIONAL  UNEARNED    AND         OTHER      PAID IN
                       PREFERRED     COMMON             PAID-IN     COMPEN-  TRUSTEES'   COMPREHEN-  EXCESS OF
                        SHARES       SHARES    AMOUNT   CAPITAL     SATION    NOTES      SIVE LOSS   EARNINGS     TOTAL
                       ---------   ----------  ------  ---------   -------- ----------   ---------- -----------  -------
  Units converted
   to shares . . . . .     --          28,002     --         501      --        --            --         --          501
  Trustees' compen-
   sation. . . . . . .     --             708     --          20      --        --            --         --           20
  Senior Officer
   Share Acquisi-
   tion Plan, net
   of cancellations. .     --          75,050       1      1,982     (1,978)    --            --         --            5
Amortization of
 unearned compen-
 sation. . . . . . . .     --           --        --       --           344     --            --         --          344
Repayments of
 Employees' and
 trustees' notes . . .     --           --        --       --         --        1,061         --         --        1,061
Preferred shares
 converted to
 common shares . . . .  (100,000)     100,000     --       --         --        --            --         --        --
Reallocation of
 minority interest . .     --           --        --      (1,970)     --        --            --         --       (1,970)
                        --------   ----------    ----    -------    -------   -------       -------    -------   -------

Balance at
 March 31, 2004. . . .     --      25,289,725    $253    520,104     (2,552)   (3,552)       (3,978)   (33,826)  476,449
                        ========   ==========    ====    =======    =======   =======       =======    =======   =======







                               See accompanying notes to consolidated financial statements.

                      AMLI RESIDENTIAL PROPERTIES TRUST

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                 THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                 (UNAUDITED)
                           (Dollars in thousands)

                                                       2004        2003
                                                     --------    --------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . .   $  6,719       3,708
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization. . . . . . . . .      9,770       6,475
    Share of income from partnerships. . . . . . .     (1,503)     (1,457)
    Cash distributions from partnerships -
      operating cash flow. . . . . . . . . . . . .      4,382       4,526
    Share of a partnership's gain on sale
      of a rental community. . . . . . . . . . . .     (2,648)      --
    Amortization of unearned compensation. . . . .         28       --
    Minority interest. . . . . . . . . . . . . . .        376         371
    Other. . . . . . . . . . . . . . . . . . . . .        383         157
  Changes in assets and liabilities:
    Deferred costs . . . . . . . . . . . . . . . .        (82)         (6)
    Other assets . . . . . . . . . . . . . . . . .       (885)      1,244
    Accrued real estate taxes. . . . . . . . . . .     (5,253)     (5,544)
    Accrued interest payable . . . . . . . . . . .        339         111
    Tenant security deposits and
      prepaid rent . . . . . . . . . . . . . . . .        110        (112)
    Other liabilities. . . . . . . . . . . . . . .     (3,264)     (1,363)
                                                     --------    --------
        Net cash provided by
          operating activities . . . . . . . . . .      8,472       8,110
                                                     --------    --------
Cash flows from (for) investing activities:
  Investments in partnerships. . . . . . . . . . .     (1,999)     (1,552)
  Distributions from partnerships -
    return of capital. . . . . . . . . . . . . . .      8,557       2,386
  Share of a partnership's net cash proceeds,
    in excess of return of capital, from
    sale of a rental community . . . . . . . . . .        635       --
  Proceeds from collection of a purchase
    money note . . . . . . . . . . . . . . . . . .     28,530       --
  Loan to a partnership. . . . . . . . . . . . . .     (1,200)     (8,942)
  Advances to/from affiliates, net . . . . . . . .        637         657
  Earnest money deposits . . . . . . . . . . . . .       (400)        392
  Acquisition communities. . . . . . . . . . . . .     (2,661)     (6,337)
  Other capital expenditures . . . . . . . . . . .     (1,410)     (1,518)
  Communities under development, net of
    co-investors' share of costs . . . . . . . . .     (4,830)     (5,136)
  Other liabilities. . . . . . . . . . . . . . . .       (613)       (650)
                                                     --------    --------
        Net cash provided by (used in)
          investing activities . . . . . . . . . .     25,246     (20,700)
                                                     --------    --------

                      AMLI RESIDENTIAL PROPERTIES TRUST

                 THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                 (UNAUDITED)
                           (Dollars in thousands)

                                                       2004        2003
                                                     --------    --------
Cash flows from (for) financing activities:
  Debt proceeds, net of financing costs. . . . . .    170,000      70,300
  Debt repayments. . . . . . . . . . . . . . . . .   (290,098)    (49,877)
  Proceeds from issuance of Option
    and Executive Share Purchase Plans shares
    and collection of employees' and
    trustees' notes and other. . . . . . . . . . .      5,931         722
  Proceeds from common shares offering,
    net of issuance cost . . . . . . . . . . . . .     94,585       --
  Distributions to minority interests. . . . . . .       (837)     (1,737)
  Dividends paid . . . . . . . . . . . . . . . . .    (12,275)     (9,996)
                                                     --------    --------
        Net cash (used in) provided by
          financing activities . . . . . . . . . .    (32,694)      9,412
                                                     --------    --------
Net increase (decrease) in
  cash and cash equivalents. . . . . . . . . . . .      1,024      (3,178)
Cash and cash equivalents
  at beginning of period . . . . . . . . . . . . .      5,937       6,038
                                                     --------    --------
Cash and cash equivalents
  at end of period . . . . . . . . . . . . . . . .   $  6,961       2,860
                                                     ========    ========

Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and other interest,
    net of amounts capitalized . . . . . . . . . .   $  6,626       6,185
                                                     ========    ========

Supplemental disclosure of non-cash investing
 and financing activities:
  OP units converted to common shares. . . . . . .   $    501       1,292
  Shares issued in connection with
    Executive Share Purchase Plan, trustees'
    compensation and restricted shares . . . . . .        397       --
  Acquisition of other assets and
    assumption of mortgage debt and other
    liabilities in connection with the
    acquisition of partners' ownership
    interests in partnership communities:
      Real estate tax escrow . . . . . . . . . . .      --            735
      Other assets . . . . . . . . . . . . . . . .      --             80
      Mortgage debt, net of deferred
        financing. . . . . . . . . . . . . . . . .      6,163      15,946
      Accrued real estate taxes. . . . . . . . . .      --            728
      Accrued interest payable . . . . . . . . . .      --            100
      Tenant security deposits and
        prepaid rents. . . . . . . . . . . . . . .      --            168
      Other liabilities. . . . . . . . . . . . . .          4         119
                                                     ========    ========






        See accompanying notes to consolidated financial statements.

                      AMLI RESIDENTIAL PROPERTIES TRUST

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 2004 AND 2003

                                 (Unaudited)
                  (Dollars in thousands, except share data)


1.    ORGANIZATION AND BASIS OF PRESENTATION

      ORGANIZATION

      AMLI Residential Properties Trust ("AMLI" or the "Company"), a self-administered and self-managed real estate investment trust ("REIT") was formed on February 15, 1994 to continue and expand the multifamily property businesses previously conducted by Amli Realty Co. ("ARC") and its affiliates. AMLI is engaged in the acquisition, development, co-investment and management of upscale, institutional quality multifamily apartment communities in eight major metropolitan markets in the Southeast, Southwest, Midwest and Mountain regions of the United States. In April 2004, AMLI acquired its first residential community in the southeast Florida market.

      AMLI is the sole general partner and owned an approximate 94% general partnership interest in AMLI Residential Properties, L.P. (the "Operating Partnership" or "OP") at March 31, 2004. The 6% not owned by AMLI is owned by limited partners that hold Operating Partnership units ("OP Units") which are convertible into common shares of AMLI on a one-for-one basis, subject to certain limitations. At March 31, 2004, AMLI owned 29,214,725 OP Units (including 3,925,000 Preferred OP Units) and the limited partners owned 1,715,394 OP Units. AMLI has qualified and anticipates continuing to qualify as a real estate investment trust for Federal income tax purposes.

      At March 31, 2004, AMLI owned or had interests in 76 multifamily apartment communities comprised of 29,108 apartment homes. Seventy-one of these communities totaling 27,292 apartment homes were stabilized and five communities containing 1,816 apartment homes were under development or in lease-up. In addition, the Service Companies (defined below) owned a community under development containing 91 apartment homes and had an interest in another community containing 248 apartment homes, which had been developed for sale.

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

      In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly AMLI's financial position at March 31, 2004 and December 31, 2003 and the results of its operations and cash flows for the periods presented, have been made.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      Certain information and note disclosures normally included in AMLI's annual financial statements prepared in accordance with GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in AMLI's December 31, 2003 Annual Report and in Form 10-K filed with the Securities and Exchange Commission. The results for the three months ended March 31, 2004 are not necessarily indicative of expected results for the entire year.

      AMLI's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses to prepare these financial statements in conformity with GAAP. Actual amounts realized or paid could differ from these estimates.

      All significant inter-entity balances and transactions have been eliminated in the consolidation.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ACCOUNTING FOR COMMUNITY ACQUISITIONS

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

      Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144"), addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. Long-lived assets, such as land, buildings and improvements and personal property, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability of a long-lived asset to be held and used is measured by comparing the carrying amount of an asset to its estimated undiscounted future cash flows over its estimated remaining holding period. If an investment is determined to be impaired, AMLI recognizes an impairment charge in the amount of the excess of its carrying amount over its fair value. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell, and such assets are no longer depreciated.

                                          AMLI RESIDENTIAL PROPERTIES TRUST

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


      RENTAL COMMUNITY ACQUISITIONS

      AMLI acquires interests in institutional quality multifamily communities, with a focus on newer communities, having high-quality construction, amenities, location and market position.  The table below summarizes the communities acquired during 2003-2004:

                                              NUMBER       YEAR
                                               OF          COM-       DATE      PURCHASE     DEBT      TOTAL
COMMUNITY                LOCATION             UNITS       PLETED     ACQUIRED    PRICE      ASSUMED    EQUITY
---------                --------            --------    --------    --------   --------    -------   --------

WHOLLY-OWNED:
AMLI:
 at Verandah (1) . . . . Arlington, TX            538     1986/91      1/2/03   $ 26,023     15,972     10,051
 at Castle Creek (1) . . Indianapolis, IN         276        2000     8/14/03     23,850       --       23,850
 Creekside (1) . . . . . Overland Park, KS        224        2000     8/14/03     18,500       --       18,500
 at Regents Crest (1). . Overland Park, KS        476     1991/95
                                                              /97     8/14/03     38,650     14,632     24,018
 on Spring Mill (1). . . Carmel, IN               400        1999     8/25/03     30,000       --       30,000
 at Oakhurst North (1) . Aurora, IL               464        2000     8/25/03     50,000       --       50,000
 at Danada Farms (1) . . Wheaton, IL              600     1989/91    10/31/03     71,000     23,275     47,725
 Knox-Henderson. . . . . Dallas, TX               180        1994    12/30/03     17,900      --        17,900
 at Oak Bend (1) . . . . Dallas, TX               426        1997    12/31/03     24,631     18,079      6,552
 on Timberglen (1) . . . Dallas, TX               260        1985      1/5/04     10,439      6,147      4,292
 at Walnut Creek (2) . . Austin, TX               460        2004     3/31/04     32,750      --        32,750
                                               ------                           --------     ------    -------
   Total . . . . . . . .                        4,304                           $343,743     78,105    265,638
                                               ======                           ========    =======    =======


  (1)  The purchase price and the amount of debt assumed are stated at 100%.  AMLI acquired interest it did not already own in these communities.  Debt assumed upon acquisition of AMLI at Verandah and AMLI at Regents Crest was repaid in December 2003.  Debt assumed upon acquisition of AMLI on Timberglen was repaid in January 2004.

  (2)  This community was acquired from the Service Companies which originally developed it for sale.
       The $32,750 acquisition cost is approximately $2,300 in excess of the cost incurred in developing this community.  This intercompany gain has been eliminated in consolidation.




                      AMLI RESIDENTIAL PROPERTIES TRUST

      Pursuant to Statement of Financial Accounting Standards No. 141 "Accounting for Business Combinations," ("SFAS 141"), AMLI allocates a portion of the total acquisition cost of communities acquired to leases in existence as of the date of acquisition. As of March 31, 2004 and December 31, 2003, the net costs allocated to existing leases of $7,137 and $6,878, respectively, are included in depreciable property in the accompanying consolidated balance sheets. This allocated cost is amortized over the average remaining terms of the leases, which is approximately twelve months, considerably less than the depreciable lives associated with all other acquisition costs. Rental rates of all acquired leases approximate current market rent.

      GOODWILL

      Unamortized Service Company goodwill of $668 has been tested by valuing the future construction business anticipated to be undertaken in regions serviced by the construction operations to which the unamortized goodwill relates, and no impairment existed as of March 31, 2004. No goodwill amortization has been charged to expense subsequent to December 31, 2001. In addition, as of December 31, 2002, AMLI allocated $434 (of the acquisition cost of the Service Company subsidiaries' controlling interests not already owned) to the cost of property management contracts, which AMLI is amortizing over a five-year period.

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

                                                               Three Months Ended March 31,
                                                           ------------------------------------
                                           Carrying                              Net Operating     Actual/
                                Number    Cost, Net of     Total Revenues           Income         Anticipated
                                 of       Accumulated      ---------------      ---------------    Disposition
      Community                 Units     Depreciation      2004     2003       2004      2003     Date
      ---------                 ------    ------------     ------   ------     ------    ------    -------------

      AMLI at Spring
        Creek. . . . . . . . .   1,180        $39,195       2,386    2,400      1,403     1,519    April 14, 2004

      AMLI at Verandah . . . .     538         22,698       1,010    1,080        521       603    2nd Qtr, 2004
                                 -----        -------      ------   ------     ------    ------

      Total. . . . . . . . . .   1,718        $61,893       3,396    3,480      1,924     2,122
                                 =====        =======      ======   ======     ======    ======




                      AMLI RESIDENTIAL PROPERTIES TRUST

      DISCONTINUED OPERATIONS

      AMLI reports in discontinued operations the operating results of wholly-owned communities sold or held for sale. Such results are shown net of interest on debt to the extent this debt is secured by mortgages on such wholly-owned communities. No other interest expense is allocated to discontinued operations. Communities sold or held for sale by co-investment partnerships accounted for using the equity method of accounting are not discontinued operations under the provisions of SFAS 144. AMLI sold AMLI at Centennial Park and AMLI at Town Center in 2003 and has AMLI at Spring Creek and AMLI at Verandah held for sale at March 31, 2004. The sale of AMLI at Spring Creek closed on April 14, 2004 (see note 12). Condensed financial information of the results of operations for these communities for the periods indicated is as follows.

                                                     Three Months Ended
                                                          March 31,
                                                    --------------------
                                                     2004         2003
                                                   --------     --------

      Rental income. . . . . . . . . . . . . .      $ 3,186        4,091
      Other income . . . . . . . . . . . . . .          247          259
                                                   --------     --------

      Total community revenues . . . . . . . .        3,433        4,350

      Community rental expenses. . . . . . . .        1,394        1,651
                                                   --------     --------
      Net operating income . . . . . . . . . .        2,039        2,699

      Other income . . . . . . . . . . . . . .          309        --

      Depreciation expense . . . . . . . . . .        --            (826)

      Interest and amortization of
        deferred costs . . . . . . . . . . . .         (275)        (551)
                                                   --------     --------
      Income from discontinued operations
        before minority interest . . . . . . .        2,073        1,322

      Minority interest. . . . . . . . . . . .          151          234
                                                   --------     --------

         Income from discontinued
           operations. . . . . . . . . . . . .     $  1,922        1,088
                                                   ========     ========


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

                      AMLI RESIDENTIAL PROPERTIES TRUST

      All AMLI's hedges are characterized as cash flow hedges and are thus reported at fair value in the consolidated balance sheets. AMLI engages a third-party consultant to determine the fair values of derivative instruments at each balance sheet date. The unrealized gains/losses in the fair value of these hedges are reported in the consolidated balance sheets in other assets or other liabilities with a corresponding adjustment to either accumulated other comprehensive income (loss), a component of shareholders' equity, or earnings, depending on the type of hedging relationship. Gains and losses from cash flow hedges are reported in accumulated other comprehensive income or loss.

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

      The following table summarizes the notional amounts and approximate fair value of AMLI's liability under existing interest rate Treasury lock, cap and swap contracts. The notional amounts at March 31, 2004 provide an indication of the extent of AMLI's involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.

                                                        Cumula-
                                                         tive    Approxi-
                           Fixed                         Cash     mate
      Type of   Notional   Rate    Term of   Contract    Paid,    Fair
      Contract    Amount    (1)    Contract  Maturity     Net     Value
      --------  --------   ------  --------  --------   ------   --------
      Swap       $15,000   6.405%   5 years   9/20/04   $2,054      (380)
      Swap        10,000   6.438%   5 years   10/4/04    1,347      (275)
      Swap        15,000   4.378%   5 years    4/1/09     --        (927)
      Swap        30,000   4.510%   5 years    4/1/09     --      (2,043)
      Cap         15,000   4.000%   5 years    4/1/09      927       442
                --------                                ------   -------
                $ 85,000                                 4,328    (3,183)
                ========
      Treasury
        locks                                  4/2/04      312       225
                                                        ------   -------

                      At March 31, 2004                  4,640    (2,958)(2)
                      At December 31, 2003               3,994    (1,883)(2)
                                                        ------   -------
                      Net change                        $  646    (1,075)
                                                        ======   =======

      (1) The fixed rate for the swaps includes the swap spread (the risk component added to the Treasury yield to determine a fixed rate) and excludes lender's spread.

      (2) Represents the approximate amount which AMLI would have paid or received as of March 31, 2004 and December 31, 2003, respectively, if these contracts were terminated. The net amount was recorded as liability in the accompanying consolidated balance sheets as of March 31, 2004 and December 31, 2003.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      On March 31, 2004, all of AMLI's derivative instruments were reported as other liabilities at their fair value and the offsetting adjustments were reported as losses in accumulated other comprehensive loss as follows:

                                     At             At
                                  March 31,    December 31,
                                    2004           2003        Change
                                  ---------    ------------    ------
      AMLI's derivative
       contracts:
        Interest rate swaps
          (1)(4) . . . . . . . .   $ (3,604)        (2,520)    (1,084)
        Interest rate cap. . . .        442            641       (199)
        Treasury locks . . . . .        243            355       (112)
                                   --------       --------     ------
                                     (2,919)        (1,524)    (1,395)
                                   --------       --------     ------
      Share of partnerships'
       derivative contracts:
        AMLI at Osprey Lake
          (2). . . . . . . . . .     (1,059)        (1,098)        39 (3)
                                   --------       --------     ------
      Total. . . . . . . . . . .   $ (3,978)        (2,622)    (1,356)
                                   ========       ========     ======

      (1) Adjustments to earnings of $19 and $47 due to an ineffectiveness on the interest rate swap contracts were recorded for the three months ended March 31, 2004 and 2003, respectively.

      (2)  AMLI cash-settled the AMLI at Osprey Lake hedge prior to 2002.

      (3) This change is reflected in earnings for the three months ended March 31, 2004.

      (4) AMLI's interest rate swaps are being settled by making monthly payments through April 2009.


      PER SHARE DATA

      The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated.

                                                      Three Months Ended
                                                           March 31,
                                                   ----------------------
                                                     2004         2003
                                                  ----------   ----------

      Income from continuing operations. . . .    $    4,797        2,620

      Income from discontinued operations. . .         1,922        1,088
                                                  ----------   ----------

                      AMLI RESIDENTIAL PROPERTIES TRUST

                                                      Three Months Ended
                                                           March 31,
                                                   ----------------------
                                                     2004         2003
                                                  ----------   ----------

      Net income . . . . . . . . . . . . . . .         6,719        3,708

      Less net income attributable to
        preferred shares . . . . . . . . . . .        (1,932)      (1,981)
                                                  ----------   ----------
      Net income attributable to
        common shares - basic. . . . . . . . .    $    4,787        1,727
                                                  ==========   ==========
      Net income - diluted (1) . . . . . . . .    $    4,787        1,727
                                                  ==========   ==========
      Weighted average common shares
        - basic. . . . . . . . . . . . . . . .    21,986,227   16,729,067

      Dilutive Options and Other Plan
        shares . . . . . . . . . . . . . . . .       305,477       38,480
      Convertible preferred shares (1) . . . .         --           --
                                                  ----------   ----------
      Weighted average common shares -
        dilutive . . . . . . . . . . . . . . .    22,291,704   16,767,547
                                                  ==========   ==========

      Net income per share:
        Basic. . . . . . . . . . . . . . . . .    $     0.22         0.10
        Diluted. . . . . . . . . . . . . . . .    $     0.21         0.10
                                                  ==========   ==========

        (1)  Preferred shares are anti-dilutive.


      SHARE OPTIONS

      AMLI commenced reporting the value of awarded share options as a charge against earnings for options awarded subsequent to January 1, 2002. AMLI awarded a total of 375,750 options, net of cancellations, to employees since January 1, 2002 and is recording the associated expense ratably over the five years ending December 31, 2007.

      If AMLI had commenced recording option expense as of the January 1, 1996, the effective date of Statement of Financial Standards No. 123, pro forma net income, including option expense, and earnings per share would have been as follows:

                      AMLI RESIDENTIAL PROPERTIES TRUST

                                                      Three Months Ended
                                                           March 31,
                                                   ----------------------
                                                     2004         2003
                                                  ----------   ----------
      Net income, as reported:
        Net income . . . . . . . . . . . . . .    $    6,719        3,708
        Net income attributable to
         preferred shares. . . . . . . . . . .        (1,932)      (1,981)
                                                  ----------   ----------
      Net income attributable to
       common shares . . . . . . . . . . . . .         4,787        1,727
      Stock-based compensation expense
       included in reported net income,
       net of related tax effects. . . . . . .            15           15
      Total stock-based employee
       compensation expense determined
       under fair value based method
       for all awards, net of related
       tax effects . . . . . . . . . . . . . .           (61)         (60)
                                                  ----------   ----------
      Pro forma net income - basic . . . . . .    $    4,741        1,682
                                                  ==========   ==========
      Pro forma net income - diluted . . . . .    $    4,741        1,682
                                                  ==========   ==========
      Earnings per share:
        Basic - as reported. . . . . . . . . .    $     0.22         0.10
        Basic - pro forma. . . . . . . . . . .    $     0.22         0.10

        Diluted - as reported. . . . . . . . .    $     0.21         0.10
        Diluted - pro forma. . . . . . . . . .    $     0.21         0.10


      CONSOLIDATION OF VARIABLE INTEREST ENTITIES

      In January 2003, FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities," ("FIN 46"), which addresses consolidation by business enterprises of variable interest entities ("VIEs"). FIN 46 was revised in December 2003. The revised FASB Interpretation No. 46 ("FIN 46R") is applicable for interim periods that end after March 15, 2004. FIN 46R clarifies the application of Accounting Research Bulletin No. 51 "Consolidated Financial Statements," and requires that VIEs in which a business enterprise has a majority variable interest be presented on a consolidated basis in its financial statements. AMLI's adoption of FIN 46R has had no impact on its consolidated financial statements.

      AMLI conducts a portion of its multifamily investment activities through joint ventures. Since its initial offering and through March 31, 2004, AMLI has co-invested with seventeen investors in 54 joint ventures in which AMLI's ownership has ranged from 10% to 75%. Through March 31, 2004 AMLI has terminated 19 co-investment partnerships. AMLI has concluded that none of its remaining 35 interests in unconsolidated partnerships qualifies for consolidation under FIN 46R.

      CONVERTIBLE PREFERRED SHARES

      AMLI's Series B and Series D convertible preferred shares are, under certain circumstances, subject to mandatory redemption, and are also convertible, at the option of the holder, into common shares of beneficial interest.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," ("SFAS 150"), was issued in May 2003. SFAS 150 establishes standards for how the issuer of financial instruments classifies and measures instruments that contain characteristics of both liabilities and equity. SFAS 150 requires certain freestanding financial instruments that embody obligations to be classified as liabilities. Further, certain mandatorily redeemable financial instruments are required to be measured at their fair value with subsequent changes in fair value recognized in earnings.

      Although SFAS 150 generally requires that preferred shares with a mandatory redemption feature be recorded as liabilities reported at fair value; this statement has not affected the accounting for AMLI's preferred shares because of the conversion feature.

      RECLASSIFICATIONS

      Certain amounts in the consolidated 2003 financial statements of AMLI have been reclassified to conform with the current presentation.

3.    INVESTMENTS IN PARTNERSHIPS

      At March 31, 2004 and December 31, 2003, AMLI had investments in 35 and 37 partnerships, respectively, with AMLI's ownership percentages ranging from 15% to 75%.

      AMLI's investments in partnerships differ from AMLI's shares of partnerships' capital primarily due to capitalized interest on its investments in communities under development, purchase/sale price basis differences and the elimination of AMLI's share of its acquisition, financing, construction and development fee income. Such differences are amortized using the straight-line method over 40 years. Investments in partnerships are summarized as follows:

                                                  As of          As of
                                                 March 31,    December 31,
                                                  2004           2003
                                                ----------    ------------

      Total assets . . . . . . . . . . . . . .  $1,035,777       1,073,252
                                                ==========      ==========

      Total debt . . . . . . . . . . . . . . .  $  565,958         565,873
      AMLI's share of debt . . . . . . . . . .     212,444         213,179
                                                ==========      ==========

      Total equity . . . . . . . . . . . . . .  $  440,661         472,555
      AMLI's share of equity . . . . . . . . .     134,790         143,725
                                                ==========      ==========

      AMLI's investment in partnerships. . . .  $  134,524         141,107
      Distributions in excess of
        investments in and earnings
        from partnerships. . . . . . . . . . .       6,022           6,184
                                                ----------      ----------
                Total. . . . . . . . . . . . .  $  140,546         147,291
                                                ==========      ==========

                      AMLI RESIDENTIAL PROPERTIES TRUST

      Details of the differences between AMLI's aggregate investment in partnerships and its aggregate share of equity as recorded on the books of these partnerships, net of accumulated amortization as of March 31, 2004 and December 31, 2003 are as follows:

                                                 March 31,    December 31,
                                                  2004           2003
                                                ----------    ------------

      AMLI's share of equity in
        partnerships . . . . . . . . . . . . .  $  134,790         143,725
      Capitalized interest . . . . . . . . . .       4,640           4,220
      Eliminated fees, net . . . . . . . . . .      (5,352)         (5,503)
      Eliminated construction profits, net . .      (1,650)         (1,866)
      Other comprehensive loss . . . . . . . .      (1,059)         (1,098)
      Other, net . . . . . . . . . . . . . . .       3,155           1,629
                                                ----------      ----------
      AMLI's investment in partnerships. . . .  $  134,524         141,107
                                                ==========      ==========


      At March 31, 2004, the Operating Partnership was a general partner or a managing member in various partnerships or limited liability companies ("Partnerships"). Under the terms of each Partnership, AMLI is entitled to receive its proportionate share of distributions from operations, sales or refinancings. In addition, the Operating Partnership and the Service Companies receive various fees for services provided to these Partnerships including development fees, construction fees, acquisition fees, property management fees, asset management fees, financing fees, administrative fees, disposition fees and promoted interests (additional share of operating cash flows or liquidation proceeds in excess of its stated ownership percentages based, in part, on the Partnerships generating cumulative returns to its partners in excess of specified rates). AMLI's share of income for the three months ended March 31, 2004 and 2003 is summarized as follows:

                                                         2004       2003
                                                       --------   --------
      Total revenues . . . . . . . . . . . . . . .     $ 32,825     41,201
      Total net income (1) . . . . . . . . . . . .        2,031      4,737
      AMLI's share of net income (1) (2) . . . . .        1,503      1,457
      AMLI's share of depreciation . . . . . . . .        2,590      3,120
                                                       ========   ========

      (1) In 2004, net of gain on sale of a rental community of $9,438 and AMLI's share of such gain of $2,360.

      (2) The Operating Partnership received cash flow and recorded operating income of $1,066 and $655 in excess of its ownership percentages for the three months ended March 31, 2004 and 2003, respectively.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      All but one of the partnerships' debt financings have been obtained at fixed rates from various financial institutions and one was obtained from AMLI. All of these fixed-rate first mortgages are non-recourse debt secured by mortgage notes on the respective communities. At March 31, 2004, the partnerships' debt was as follows:

                       Total      Outstand-
                     Commitment    ing at    Company's  Interest
Community               (1)        3/31/04   Share (2)    Rate     Maturity
---------            ----------   ---------  ---------  --------   ---------
AMLI:
 at Osprey Lake (3)   $  1,200        1,200       825      6.00%   on demand
 Downtown               30,920       21,520     6,456    L+2.00%   June 2006
 at Prestonwood Hills   11,649       11,061     5,009      7.17%   Aug. 2006
 at Windward Park       18,183       17,281     7,834      7.27%   Aug. 2006
 Midtown                21,945       20,990     9,518      7.52%   Dec. 2006
 at Deerfield           12,600       12,056     3,014      7.56%   Dec. 2006
 on Frankford           25,710       24,872    11,280      8.25%   June 2007
 at Scofield Ridge      24,618       23,769    10,779      7.70%   Aug. 2007
 at Breckinridge Point  22,110       21,329     9,671      7.57%   Sep. 2007
 Towne Square           21,450       20,728     9,399      6.70%   Jan. 2008
 at Lowry Estates       33,900       32,857    16,429      7.12%   Jan. 2008
 at Summit Ridge        20,000       19,381     4,845      7.27%   Feb. 2008
 at River Park          15,100       14,188     5,675   6.86%(4)   June 2008
 on the Parkway         10,800        9,772     2,443      6.75%   Jan. 2009
 at Mill Creek          18,000       17,616     4,404      6.40%   May  2009
 at Chevy Chase         48,000       46,962    15,497      7.11%   June 2009
 at Park Meadows (5)    28,500       28,500     7,125      6.25%   July 2009
 at Bryan Place (5)     26,200       26,200    12,576      5.81%   Aug. 2009
 at Barrett Lakes       16,680       15,401     5,390      8.50%   Dec. 2009
 at Northwinds          33,800       32,779    11,473      8.25%   Oct. 2010
 at Seven Bridges       51,000       51,000    10,200      7.25%   Jan. 2011
 at Osprey Lake         35,320       32,968    22,666      7.02%   Mar. 2011
 at Windbrooke          20,800       20,326     3,049      6.43%   Mar. 2012
 at Museum Gardens (6)  37,000          218        54      7.25%   July 2013
 at Barrett Walk        12,000       12,000     3,000      5.19%   Nov. 2013
 at Cambridge Square    20,900       20,900     6,270      5.19%   Nov. 2013
 at Lost Mountain       10,252       10,084     7,563      6.84%   Nov. 2040
                      --------     --------   -------
                      $628,637      565,958   212,444
                      ========     ========   =======

(1) In general, these loans provide for monthly payments of principal and interest based on 25 or 30 year amortization schedules and a balloon payment at maturity. Some loans provide for payments of interest only.

(2) Based upon percentage ownership of debt outstanding at March 31, 2004.

(3) This is a second mortgage loan provided by AMLI to pay down this community's first mortgage debt, as required by the loan agreement.

(4)   Consists of $9,100 at 7.75% and $6,000 at 5.50%.

(5)   These loans provide for payment of interest only through maturity.

(6)   This is a combination construction/permanent loan.

                      AMLI RESIDENTIAL PROPERTIES TRUST

4.    THE SERVICE COMPANIES

      The assets of the Service Companies consisted of the following as of:

                                                 March 31,    December 31,
                                                   2004           2003
                                                 ---------    ------------
      Receivables. . . . . . . . . . . . . .      $  6,557          6,351
      Land held for sale . . . . . . . . . .        12,404         12,301
      Rental communities under
        development and held for sale. . . .         8,396         34,618
      Office building, net of
        accumulated depreciation . . . . . .         2,257          2,227
      Information technology costs,
        net of accumulated depreciation. . .         7,959          8,500
      Deferred income tax. . . . . . . . . .         2,721          2,229
      Other. . . . . . . . . . . . . . . . .         2,925          2,551
                                                  --------       --------
      Total. . . . . . . . . . . . . . . . .      $ 43,219         68,777
                                                  ========       ========

                                                 March 31,    December 31,
                                                   2004           2003
                                                 ---------    ------------
      Deferred tax asset:
        Net operating loss carryforward. . .      $  1,792          2,230
        Goodwill . . . . . . . . . . . . . .           381            399
        Deferred compensation. . . . . . . .           430            888
        Other. . . . . . . . . . . . . . . .         1,724            415
                                                  --------       --------
        Total gross deferred tax asset . . .         4,327          3,932
        Less valuation allowance . . . . . .         --             --
                                                  --------       --------
        Gross deferred tax asset . . . . . .         4,327          3,932
                                                  --------       --------
      Deferred tax liability:
        Property and equipment, princi-
          pally due to differences in
          depreciation . . . . . . . . . . .        (1,343)        (1,387)
        Compensation for employee stock
          options. . . . . . . . . . . . . .          (145)          (127)
        Other. . . . . . . . . . . . . . . .          (118)          (189)
                                                  --------       --------
        Total gross deferred tax
          liability. . . . . . . . . . . . .        (1,606)        (1,703)
                                                  --------       --------
        Net deferred tax asset . . . . . . .      $  2,721          2,229
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

5.    OTHER ASSETS

      Other assets reported in the accompanying consolidated balance sheets are as follows.

                                                 March 31,    December 31,
                                                   2004           2003
                                                 ---------    ------------

      Short-term working capital assets:
        Advances to affiliates . . . . . . .      $    301            576
        Accounts receivable. . . . . . . . .           999            956
        Development fees receivable. . . . .            14             65
        Prepaid expenses . . . . . . . . . .         2,021          2,509
                                                  --------       --------
                                                     3,335          4,106
                                                  --------       --------

      Other:
        Deferred development costs . . . . .         3,556          4,123
        Notes receivable (1) . . . . . . . .         2,766         30,112
        Deposits . . . . . . . . . . . . . .         2,462          1,765
        Restricted cash. . . . . . . . . . .           476            483
        Other. . . . . . . . . . . . . . . .         1,086          1,019
                                                  --------       --------
                                                    10,346         37,502
                                                  --------       --------
      Total. . . . . . . . . . . . . . . . .      $ 13,681         41,608
                                                  ========       ========

      (1) At December 31, 2003 includes a $28,530 6.7% purchase money note taken in connection with the sale on December 29, 2003 of AMLI at Centennial Park and AMLI at Town Center; the note was collected on February 23, 2004.

                                          AMLI RESIDENTIAL PROPERTIES TRUST

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


6.    DEBT

      The table below presents certain information relating to the indebtedness of AMLI.
                                                             Balance                                  Balance
                                               Original        at          Interest      Maturity        at
                                                Amount       3/31/04         Rate          Date       12/31/03
                                               --------      -------      -----------    --------     --------
SECURED BOND FINANCINGS (1):
                                                                           Tax-Exempt
AMLI at Spring Creek                           $ 40,750       40,750       Rate+1.66%     10/1/24      40,750
                                                                           Tax-Exempt
AMLI at Poplar Creek                              9,500        9,500       Rate+1.26%      2/1/24       9,500
                                               --------      -------                                  -------
    Total bonds                                  50,250       50,250                                   50,250
                                               --------      -------                                  -------

MORTGAGE NOTES PAYABLE TO
  FINANCIAL INSTITUTIONS:
AMLI at Nantucket (2)                             7,735        --           7.70%          6/1/04       7,036
AMLI at Bishop's Gate                            15,380       13,527        7.25% (3)      8/1/05      13,608
AMLI at Regents Center                           20,100       18,460 (4)    8.90% (5)      9/1/05      18,531
AMLI on the Green/AMLI of North Dallas (6)       43,234       37,606        7.79%          5/1/06      37,849
AMLI at Oak Bend (7)                             19,878       19,028        5.62%         12/1/06      19,123
AMLI at Danada (8)                               46,234       44,658        4.51%          3/1/07      44,857
AMLI at Valley Ranch                             18,800       18,800        6.68%         5/10/07      18,800
AMLI at Conner Farms                             14,900       14,900        6.68%         5/10/07      14,900
AMLI at Clairmont                                12,880       12,157        6.95%         1/15/08      12,206
AMLI - various (9)                              140,000      135,638        6.56%          7/1/11     136,080
AMLI at Park Creek                               10,322       10,059        7.88%         12/1/38      10,073
                                               --------      -------                                  -------
  Total mortgage notes payable                  349,463      324,833                                  333,063
                                               --------      -------                                  -------

OTHER NOTES PAYABLE:
Unsecured line of credit (10) (11)              240,000      117,000        L+1.00%       5/19/06     218,000
Unsecured line of credit (11)                    16,000        --           L+1.20%       5/19/06       --
Other (12)                                        9,200        4,500        L+0.675%    on demand       9,200
                                               --------      -------                                  -------
  Total other notes payable                     265,200      121,500                                  227,200
                                               --------      -------                                  -------
  Total                                        $664,913      496,583                                  610,513
                                               ========      =======                                  =======




                                          AMLI RESIDENTIAL PROPERTIES TRUST

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1)   The terms of these tax-exempt bonds require that a portion of the apartment homes be leased to individuals who qualify based on income levels specified by the U.S. Government.  The Spring Creek Bonds were assumed by the purchaser of AMLI at Spring Creek, which sale closed on April 14, 2004 (see note 12).  The bonds bear interest at a variable rate that is adjusted weekly based upon the remarketing rate for these bonds.  The credit enhancement for the AMLI at Spring Creek bonds was provided by a $41,297 letter of credit from a financial institution that expires on October 15, 2004.  The credit enhancement for the AMLI at Poplar Creek bonds was provided by a $9,617 letter of credit from a financial institution that expires December 18, 2004.

(2)   This loan was prepaid without penalty on February 2, 2004.

(3)   This original $14,000 mortgage note bears interest at 9.1%.  For financial reporting purposes, this mortgage note was valued at $15,380 to reflect a 7.25% market rate of interest when assumed in connection with the acquisition of AMLI at Bishop's Gate on October 17, 1997.  The unamortized premium at March 31, 2004 and December
31, 2003 was $307 and $347, respectively.  This loan is prepayable without penalty as of June 1, 2005.

(4)   This loan provides for partial recourse to the partners of the Operating Partnership.

(5)   Consists of $13,800 at 8.73% and $6,300 at 9.23%.  These loans are prepayable without penalty as of June 1,
2005.

(6)   These two communities secure a loan that was sold at a discount of $673.  At March 31, 2004 and December 31,
2003, the unamortized discount was $140 and $157, respectively.  This loan is prepayable without penalty in
November 2005.

(7)   Represents debt assumed by AMLI as a result of acquisition of 60% interest in the community that AMLI did not already own.  The original mortgage balance of $18,079 bears 7.81% interest, which, at the time of the acquisition, was valued at $19,123 for financial reporting purposes to reflect a 4.16% market-rate interest on 60%
of the balance assumed and 7.81% interest rate on the remaining 40%.  The unamortized premium at March 31, 2004 and December 31, 2003 was $985 and $1,044, respectively.

(8)   Represents $23,249 original mortgage balance assumed upon acquisition of 90% interest in the community that
AMLI did not already own and $20,000 additional mortgage financing from the same lender following the acquisition.

The original mortgage note bears interest at 7.33%, which was valued at $24,982 for financial reporting purposes to reflect a 4.48% market-rate interest on 90% of the balance assumed and 7.33% interest rate on the remaining
10%.  The unamortized premium at March 31, 2004 and December 31, 2003 was $1,516 and $1,734, respectively.  The additional $20,000 bears interest at 4.48%.

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

(11)  AMLI's $240,000 unsecured line of credit has been provided by a group of eight banks.  In May 2003, AMLI replaced an existing $200,000 line of credit, scheduled to mature in November 2003, with a new $200,000 line of credit which will mature in May 2006.  In November 2003 AMLI increased this line of credit by $40,000 to $240,000.

AMLI has an option to extend the maturity by one year.  The new line carries an interest rate of LIBOR plus 1.00%
(0.05% less than the rate on the previous line of credit) and provides for an annual facility fee of 20 basis points.  AMLI uses the unsecured line of credit for acquisition and development activities and working capital needs.  This unsecured line of credit requires that AMLI meet various covenants typical of such an arrangement, including minimum net worth, minimum debt service coverage and maximum debt to equity percentage.  A $16,000 unsecured line of credit with one of the lenders, pursuant to which AMLI may issue letters of credit contains terms and conditions substantially the same as exist under AMLI's primary unsecured line of credit.

(12)  Starting in December 2002, AMLI initiated a short-term investment program with several of its co-investment partnerships.  Short-term cash balances are invested by each partnership with AMLI.  Each partnership withdraws funds from this investment account on an "as needed basis" to fund its disbursements, which could be daily.  At
March 31, 2004 and December 31, 2003, the effective interest was 1.80% and 1.74%, respectively.





                      AMLI RESIDENTIAL PROPERTIES TRUST

      As of March 31, 2004, the scheduled maturities of AMLI's debt are as follows:

                           Fixed Rate                  Notes
                            Mortgage                  Payable
                          Notes Payable   Unsecured     to
                 Bond     to Financial      Lines      Joint
              Financings  Institutions    of Credit   Ventures    Total
              ----------  -------------   ---------   --------   -------

2004 . . . . .  $  --            3,914        --        4,500      8,414
2005 . . . . .     --           36,495        --         --       36,495
2006 . . . . .     --           57,365     117,000       --      174,365
2007 . . . . .     --           77,886        --         --       77,886
2008 . . . . .     --           13,735        --         --       13,735
Thereafter . .   50,250        135,438        --         --      185,688
                -------        -------     -------     ------    -------
                $50,250        324,833     117,000      4,500    496,583
                =======        =======     =======     ======    =======

      At March 31, 2004, 20 of AMLI's 39 wholly-owned stabilized communities are unencumbered.


7.    OTHER LIABILITIES

      Other liabilities reported in the accompanying consolidated balance sheets are as follows:

                                                  March 31,   December 31,
                                                    2004          2003
                                                  ---------   ------------
      Short-term working capital
       liabilities:
        Accrued interest payable . . . . . . .     $  2,071         1,732
        Accrued real estate taxes payable. . .       10,782        16,290
        Accrued general and administra-
          tive expenses. . . . . . . . . . . .        1,385           506
        Accrued community rental expenses. . .        4,819         6,455
                                                   --------      --------
                                                     19,057        24,983
                                                   --------      --------
      Other:
        Construction costs payable . . . . . .        2,060         2,673
        Security deposits and
          prepaid rents. . . . . . . . . . . .        4,228         4,116
        Interest rate swap liability . . . . .        2,958         1,883
        Accrued employee benefits. . . . . . .        1,843         3,585
        Other. . . . . . . . . . . . . . . . .          609           934
                                                   --------      --------
                                                     11,698        13,191
                                                   --------      --------
          Total. . . . . . . . . . . . . . . .     $ 30,755        38,174
                                                   ========      ========

                      AMLI RESIDENTIAL PROPERTIES TRUST

8.    COMMUNITY RENTAL EXPENSES

      Rental expenses reported in the accompanying consolidated statements of operations for the three months ended March 31, 2004 and 2003, respectively, are as follows.

                                                      Three Months Ended
                                                           March 31,
                                                      -------------------
                                                        2004       2003
                                                      --------   --------

      Personnel. . . . . . . . . . . . . . . . . .    $  3,290      2,305
      Advertising and promotion. . . . . . . . . .         564        507
      Utilities. . . . . . . . . . . . . . . . . .         967        730
      Building repairs and maintenance . . . . . .       1,342      1,035
      Landscaping and grounds maintenance. . . . .         388        384
      Real estate taxes. . . . . . . . . . . . . .       4,410      3,341
      Insurance. . . . . . . . . . . . . . . . . .         666        440
      Property management fees . . . . . . . . . .         959        700
      Other rental expenses. . . . . . . . . . . .         269        228
                                                      --------   --------
      Total. . . . . . . . . . . . . . . . . . . .    $ 12,855      9,670
                                                      ========   ========


9.    INCOME TAXES

      AMLI believes it qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to Federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. AMLI's current dividend payment level equals an annual rate of $1.92 per common share. AMLI anticipates that all dividends paid in 2004 will be fully taxable and that it will distribute at least 100% of the taxable income. AMLI anticipates that approximately 20%
- 30% of total dividends paid during 2004 will be characterized as income taxable at capital gains rates for Federal income tax purposes.


10.   SEGMENT REPORTING

      The Service Companies comprise a reportable segment following the Company's acquisition of their voting control as of December 31, 2002.

      The revenues, net operating income ("NOI"), funds from operations ("FFO") and assets for AMLI's reportable segments are summarized as follows:

                      AMLI RESIDENTIAL PROPERTIES TRUST

                                                      Three Months Ended
                                                           March 31,
                                                      -------------------
                                                       2004        2003
                                                     --------    --------
      Segment revenues:
       Multifamily rental operations:
         Wholly-owned communities. . . . . . . .     $ 31,113      22,733
         Co-investment communities
           at 100% . . . . . . . . . . . . . . .       32,768      41,131
                                                     --------    --------
                                                       63,881      63,864
       Service Companies' operations . . . . . .       17,746      27,384
                                                     --------    --------
         Total segment revenues. . . . . . . . .       81,627      91,248
       Discontinued operations . . . . . . . . .        3,433       4,350
                                                     --------    --------
         Total revenues. . . . . . . . . . . . .     $ 85,060      95,598
                                                     ========    ========

      NOI:
       Multifamily rental operations:
         Wholly-owned communities. . . . . . . .     $ 18,258      13,063
         Co-investment communities at 100% . . .       19,503      24,542
                                                     --------    --------
                                                       37,761      37,605
       Service Companies . . . . . . . . . . . .         (162)        585
                                                     --------    --------
         Total segment NOI . . . . . . . . . . .       37,599      38,190
       Discontinued operations . . . . . . . . .        2,039       2,699
                                                     --------    --------
         Total NOI . . . . . . . . . . . . . . .       39,638      40,889

       Reconciling items to FFO:
         Reduce co-investment NOI to
           AMLI's share (1). . . . . . . . . . .      (15,410)    (19,965)
         Other income (1). . . . . . . . . . . .          788         196
         Co-investment fee income. . . . . . . .          433         456
         General and administrative expenses . .       (2,196)     (1,740)
         Interest expense and loan cost
          amortization (1) . . . . . . . . . . .       (7,257)     (6,492)
         Service Companies' depreciation -
          non-real estate. . . . . . . . . . . .         (837)       (760)
         Service Companies - other . . . . . . .           25         (22)
         Income taxes - Service Companies. . . .          494         155
                                                     --------    --------
       Consolidated FFO before
         minority interest . . . . . . . . . . .       15,678      12,717

       Reconciling items to net income:
         Depreciation - wholly-owned
           communities (1) . . . . . . . . . . .       (8,641)     (5,518)
         Depreciation - share of
           co-investment communities . . . . . .       (2,590)     (3,120)
         Share of gain on sale of a
           co-investment community . . . . . . .        2,648       --
                                                     --------    --------
      Income before minority interest. . . . . .        7,095       4,079
      Minority interest (1). . . . . . . . . . .          376         371
                                                     --------    --------
      Net income . . . . . . . . . . . . . . . .     $  6,719       3,708
                                                     ========    ========

                      AMLI RESIDENTIAL PROPERTIES TRUST

                                                   March 31,  December 31,
                                                     2004         2003
                                                  ----------  ------------
      Segment assets:
        Multifamily rental communities:
          Wholly-owned . . . . . . . . . . . . .  $1,074,954     1,034,448
          Co-investments . . . . . . . . . . . .   1,124,820     1,156,800
                                                  ----------    ----------
            Total multifamily. . . . . . . . . .   2,199,774     2,191,248

        Service Companies' assets. . . . . . . .      43,219        68,777
        Non-segment assets . . . . . . . . . . .      26,106        53,639
                                                  ----------    ----------
            Total. . . . . . . . . . . . . . . .   2,269,099     2,313,664

      Reconciling items to total assets:
        Reduce co-investment communities
          to AMLI's share (2). . . . . . . . . .    (984,274)   (1,009,509)
        Accumulated depreciation
          - wholly-owned . . . . . . . . . . . .    (149,461)     (140,821)
                                                  ----------    ----------
            Total assets . . . . . . . . . . . .  $1,135,364     1,163,334
                                                  ==========    ==========

      (1)   Includes discontinued operations.

      (2) Represents amount required to reduce co-investment communities to AMLI's share from partnerships.


      AMLI does not derive any of its consolidated revenues from foreign countries and does not have any major customers that individually account for 10% or more of AMLI's consolidated revenues.


10.   RELATED PARTY TRANSACTIONS

      During the three months ended March 31, 2004 and 2003, AMLI accrued or paid to partnerships $34 and $37, respectively, interest on short-term investments made by the partnerships. AMLI and the Services Companies earned and received from partnerships other income as follows:

                                                           Three Months
                                                               Ended
                                                             March 31,
                                                         ----------------
                                                          2004      2003
                                                         ------    ------

      Property management fees . . . . . . . . . . .     $1,275     1,635
      Asset management fees. . . . . . . . . . . . .        451       204
      Development fees . . . . . . . . . . . . . . .        267       342
      General contractor fees. . . . . . . . . . . .        106       493
      Promoted interest. . . . . . . . . . . . . . .        254       125
      Interest on notes and advances to
        affiliates . . . . . . . . . . . . . . . . .        294       104
                                                         ======    ======

                      AMLI RESIDENTIAL PROPERTIES TRUST

      In addition, during the three months ended March 31, 2004 and 2003, total revenues of $771 and $834, respectively, were generated from leases of apartment homes of co-investment communities through ACH.

      In September 2002, AMLI entered into an agreement with an affiliate of one of AMLI's Executive Vice Presidents to test and possibly implement a software application developed by this entity, in which AMLI has no ownership interest. AMLI's maximum commitment under this agreement is $300. AMLI is entitled to share in any proceeds from the successful marketing and sale of this software application to third parties. On July 10, 2003, AMLI was named as beneficiary to a software sale agreement, pursuant to which AMC will receive a minimum of $1,000 and a maximum of $1,500 in royalties over the five-year period ending December 31, 2007, less its $150 share of costs. Through March 31, 2004 no income or loss has been recognized as a result of this agreement. AMC anticipates recognizing royalty income starting in 2005 or 2006 as it is earned over the remaining term of the agreement.

      On July 28, 2003, the Compensation Committee of AMLI's board of trustees approved the payment of compensation in the amount of approximately $1,200 to terminate the participation of all but five senior officers in AMLI's Performance Incentive Plan (the "Incentive Plan"). By redeeming for cash the Incentive Plan interests of the 43 employees who are not the five most senior officers, AMLI will improve the transparency of its compensation plans, will reduce the exposure to earnings and liability volatility that results from the "mark-to-market" accounting used to account for benefits payable under the Incentive Plan, and rewarded key employees for their performance in a difficult operating environment. Of the total $1,906 Incentive Plan liability at December 31, 2003, all but $695 relating to the interests of the five senior officers was paid to Incentive Plan participants in January 2004.


11.   COMMITMENTS AND CONTINGENCIES

      LETTERS OF CREDIT AND GUARANTEES

      At March 31, 2004, AMLI is contingently liable with respect to $7,532 in bank letters of credit issued to secure commitments made in the ordinary course of business by AMLI and its co-investment partnerships. Of these amounts, AMLI anticipates that its contingent liabilities under all but approximately $4,223 of the bank letters of credit will expire in 2004 as criteria are achieved and repaid (see note 6).

      At March 31, 2004, AMLI is contingently liable with respect to guarantees issued to secure undertakings made by various unconsolidated affiliates, including the guaranty of $12,368 of the construction financing for AMLI's 30% owned AMLI Downtown community. AMLI anticipates that no such contingent liability will be realized, and that the various letters of credit and guarantees will eventually expire. AMLI has computed the aggregate fair value of all such letters of credit and guarantees and estimates their fair value to be less than $200.

                      AMLI RESIDENTIAL PROPERTIES TRUST

12.   SUBSEQUENT EVENTS

      On April 1, 2004, AMLI closed on a 5.10%, $22,000 first mortgage permanent loan with The Northwestern Mutual Life Insurance Company. The loan is secured by AMLI at Milton Park. Net loan proceeds were distributed to the partners, of which AMLI received $5,500 as a return of capital.

      On April 14, 2004, AMLI sold AMLI at Spring Creek, a wholly-owned rental community for $80,820. AMLI at Spring Creek contains 1,180 apartment homes and was developed by AMLI in four phases from 1985 to 1989.

In addition to a gain on sale of the community of an approximate $35,000, AMLI will recognize an approximate $5,000 net gain on early extinguishment of debt in connection with the buyer's assumption of the $40,750 of long-term, tax-exempt financing that encumbered the community.

      On April 15, 2004, AMLI acquired AMLI at Ibis, a 234 apartment homes community located in West Palm Beach for $24,675 purchase price, which was paid in cash. Also, on the same day AMLI acquired AMLI on Eldridge Parkway, a 668 apartment homes community located in the Memorial/Briar Forest section of Houston for the $48,000 purchase price which was paid in cash. Both communities will be wholly-owned and were acquired in a tax-deferred exchange for AMLI at Spring Creek.

      On April 30, 2004, AMLI acquired AMLI on the Fairways, a 322 apartment homes community located in Dallas, Texas for the purchase price of $23,405, which was paid in cash. This community will be wholly-owned.

      Subsequent to March 31, 2004 AMLI arranged for approximately $88,000 of new fixed-rate secured financing, including $45,000 bearing interest at 4.85% due June 2014 and $32,709 bearing interest at 5.36% due June 2015. AMLI also anticipates incurring a $500 prepayment penalty in conjunction with refinancing the loan secured by AMLI at Park Creek. The refinancing will lower the interest rate on this loan from 7.88% to 5.65% without accelerating its December 2038 maturity. A loss on early extinguishment of debt of approximately $1,150 (the prepayment penalty plus unamortized deferred costs) will be recorded at closing. All three loan closings are subject to completion of various matters and are anticipated to occur on or prior to June 30, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the consolidated financial statements of Amli Residential Properties Trust (the "Company" or "AMLI") as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. The terms "we", "us" or "our" when used in this discussion and analysis mean the Company or AMLI. Dollars are in thousands, except share data, rental rates and expenditures per unit.

OVERVIEW

      As of March 31, 2004, AMLI owned an approximate 94% general partnership interest in AMLI Residential Properties, L.P. (the "Operating Partnership" or "OP"), which holds the operating assets of the Company.
The 6% not owned by AMLI is owned by the limited partners that hold Operating Partnership units ("OP Units") which are convertible into common shares of AMLI on a one-for-one basis, subject to certain limitations. At March 31, 2004, AMLI owned 29,214,725 OP Units (including 3,925,000 Preferred OP Units) and the limited partners owned 1,715,394 OP Units.
AMLI has qualified, and anticipates continuing to qualify, as a real estate investment trust ("REIT") for Federal income tax purposes.

      AMLI is one of the largest owners and operators of multifamily apartment communities in the United States having a focus on the upscale segment of the market with investments and operations in nine major markets in four regions in the United States. Over time, AMLI expects to selectively increase the number of markets in which it operates, thereby continuing its plan of long-term diversification that it has had since its initial offering. Through investment in, and operation of, income-producing apartment communities, AMLI primarily seeks to maximize operating earnings by increasing the net operating income ("NOI") from its portfolio of operating communities (internal growth), and by adding additional NOI by expanding the portfolio through its acquisition and development activities (external growth). In addition, AMLI employs a third external growth strategy, co-investment, whereby AMLI earns additional fee income and other compensation from forming partnerships with primarily institutional partners for the purpose of acquiring and developing multifamily communities.

      To support its growth strategies, AMLI has the internal expertise to develop and construct new communities, acquire existing assets from third parties, manage its assets and source debt and equity capital. AMLI's primary sources of revenues, which generate cash, include:

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

CO-INVESTMENT

      Because AMLI has differentiated itself from other publicly-owned multifamily residential REIT's in the manner and to the extent it conducts its business through partnerships with institutional investors, the following condensed combined financial information for AMLI and its partnerships at March 31, 2004, as shown below, is presented as supplementary information intended to provide a better understanding of AMLI's financial position.

      The information presented in the following table includes the unconsolidated partnerships at 100%.

                                                               AMLI and
                              Consolidated  Unconsolidated   Unconsolidated
                                  AMLI       Partnerships     Partnerships
                                ("GAAP")       at 100%        (Combined)
                              ------------  --------------   --------------
Rental communities . . . . .   $  973,661         976,852        1,950,513
Accumulated depreciation . .     (125,470)       (113,951)        (239,421)
                               ----------      ----------       ----------
                                  848,191         862,901        1,711,092
Rental communities held
  for sale, net of accumu-
  lated depreciation . . . .       61,893           --              61,893
Land and rental communities
  under development. . . . .       15,409         147,964          163,373
Investments in partner-
  ships. . . . . . . . . . .      140,546        (140,546)           --
Other, net . . . . . . . . .       32,548          (4,246)          28,302
                               ----------      ----------       ----------
                                1,098,587         866,073        1,964,660

Debt - AMLI's share. . . . .     (496,583)       (209,951)        (706,534)
Debt - partners' share . . .        --           (350,307)        (350,307)
                               ----------      ----------       ----------
Total net assets . . . . . .      602,004         305,815          907,819
Partners' share of net
  assets . . . . . . . . . .        --           (305,815)        (305,815)
                               ----------      ----------       ----------
AMLI's share of net assets .   $  602,004           --             602,004
                               ==========      ==========       ==========

      The information presented in the following table includes AMLI's proportionate share of unconsolidated partnerships.

                                                                AMLI and
                               Consolidated                     Share of
                                   AMLI         Share of       Partnerships
                                 ("GAAP")      Partnerships    (Combined)
                               ------------   -------------   -------------
Rental communities . . . . . .   $ 973,661         352,433       1,326,094
Accumulated depreciation . . .    (125,470)        (39,610)       (165,080)
                                ----------      ----------      ----------
                                   848,191         312,823       1,161,014
Rental communities held
  for sale, net of accumu-
  lated depreciation . . . . .      61,893           --             61,893
Land and rental communities
  under development. . . . . .      15,409          35,075          50,484
Investments in partnerships. .     140,546        (140,546)          --
Other, net . . . . . . . . . .      32,548           2,599          35,147
                                ----------      ----------      ----------
                                 1,098,587         209,951       1,308,538

Debt - AMLI's share. . . . . .    (496,583)       (209,951)       (706,534)
                                ----------      ----------      ----------
AMLI's share of net assets . .  $  602,004           --            602,004
                                ==========      ==========      ==========

      Details of the differences between AMLI's aggregate investment in partnerships and its aggregate share of equity as recorded on the books of these partnerships, net of accumulated amortization, are as follows at March 31, 2004:

            AMLI's share of equity in
              partnerships . . . . . . . . . . . . .      $134,790
            Negative investment balances
              presented in other liabilities . . . .         6,022
            Capitalized interest . . . . . . . . . .         4,640
            Eliminated fees. . . . . . . . . . . . .        (5,352)
            Eliminated construction profits. . . . .        (1,650)
            Other comprehensive loss . . . . . . . .        (1,059)
            Other, net . . . . . . . . . . . . . . .         3,155
                                                          --------
            Total investments in partnerships. . . .      $140,546
                                                          ========

RESULTS OF COMMUNITY OPERATIONS

GENERAL

      At March 31, 2004, AMLI owned interest in 71 stabilized communities containing 27,292 apartment homes and three communities in lease up containing 1,302 apartment homes. Stabilized communities are communities that are fully completed and have, in the opinion of management, completed their initial lease-up. Two communities are under development and not generating NOI. Forty-one of the communities are wholly-owned and their operating results are reflected in AMLI's consolidated statements of operations under rental operations as well as under income from discontinued operations. Thirty-three are owned in partnerships, and AMLI's share of operating results are included in income from partnerships.

      AMLI distinguishes between stabilized communities (which include Same Store communities, Communities acquired from/contributed to partnerships, New communities, Acquisition communities and Communities under rehab) from Development and lease-up communities and Communities sold, each of which are defined as follows:

      . Same Store communities - communities that have had stabilized operations and were owned by AMLI as of January 1, 2003.

      . Communities acquired from/contributed to partnerships - reflects operations of communities acquired from or contributed to partnerships for the periods presented.

      . New communities - communities that were developed by AMLI and began stabilized operations after January 1, 2003.

      . Acquisition communities - communities having stabilized operations that were acquired by AMLI after January 1, 2003.

      . Development and lease-up communities - communities being developed by AMLI that are not yet stabilized.

      . Communities under rehab - communities being rehabbed as of January 1, 2004.

      . Communities sold - reflects operations through the date a community was sold.

      Community revenues comprise that portion of total revenues collected or due from leases of apartment homes and include any such amounts as may be reported as discontinued operations.

      Community rental expenses comprise that portion of total expenses that include amounts reported as personnel, advertising and promotion, utilities, building repairs and maintenance and services, landscaping and grounds maintenance, real estate taxes, insurance, property management fees, and other expenses, and such amounts as may be included in discontinued operations. Community rental expenses exclude losses from sales or valuation of land, expenses of the Service Companies, general and administrative expenses, interest, taxes, depreciation and amortization.

      AMLI uses NOI to measure the operating results of its communities. NOI represents community revenues less community operating expenses. NOI is universally used in the industry in the valuation of income producing real estate, and as supplementary performance measure. This performance measure is not intended as a replacement for net income determined in accordance with generally accepted accounting principles ("GAAP").

WHOLLY-OWNED COMMUNITIES

      For the three months ended March 31, 2004, NOI from wholly-owned communities increased by $4,535, or 28.8%, from the same period a year ago, which was primarily attributable to a 27.6% increase in rental revenues. These increases resulted from NOI generated from acquisition communities, including acquisition of partners' interest in the communities, rehab and development activities, reduced in part by NOI lost from sold communities. NOI from 11,597 apartment homes included in Same Store communities did not change.

      Rental revenues, rental expenses and NOI from wholly-owned communities for the three months ended March 31, 2004 and 2003 are summarized as follows:
                                        Three Months Ended
                                             March 31,
                                     ----------------------      Increase
                                        2004         2003       (Decrease)
                                      --------      -------     ---------
Total Wholly-Owned Community
Rental Revenues
----------------------------
 Same Store communities. . . . .      $ 24,963       25,103          (140)
 Acquired from/contributed to
   partnerships. . . . . . . . .         7,467        --            7,467
 Development and lease-up
   communities . . . . . . . . .           735          224           511
 Acquisition communities . . . .           512        --              512
 Communities under rehab . . . .           832          887           (55)
 Communities sold. . . . . . . .            37          869          (832)
                                      --------      -------       -------
    Total. . . . . . . . . . . .        34,546       27,083         7,463
    Discontinued operations. . .        (3,433)      (4,350)          917
                                      --------      -------       -------
    Continuing operations. . . .      $ 31,113       22,733         8,380
                                      ========      =======       =======
Total Wholly-Owned
Community Rental Expenses
-------------------------
 Same Store communities. . . . .      $ 10,393       10,534          (141)
 Acquired from/contributed to
   partnerships. . . . . . . . .         2,998        --            2,998
 Development and lease-up
   communities . . . . . . . . .           305          210            95
 Acquisition communities . . . .           266        --              266
 Communities under rehab . . . .           365          285            80
 Communities sold. . . . . . . .           (78)         292          (370)
                                      --------      -------       -------
    Total. . . . . . . . . . . .        14,249       11,321         2,928

    Discontinued operations. . .        (1,394)      (1,651)          257
                                      --------      -------       -------
    Continuing operations. . . .      $ 12,855        9,670         3,185
                                      ========      =======       =======

                                        Three Months Ended
                                             March 31,
                                     ----------------------      Increase
                                        2004         2003       (Decrease)
                                      --------      -------     ---------
Total Wholly-Owned
Community NOI
-------------------
 Same Store communities. . . . .      $ 14,570       14,569             1
 Acquired from/contributed to
   partnerships. . . . . . . . .         4,469        --            4,469
 Development and lease-up
   communities . . . . . . . . .           430           14           416
 Acquisition communities . . . .           246        --              246
 Communities under rehab . . . .           467          602          (135)
 Communities sold. . . . . . . .           115          577          (462)
                                      --------      -------       -------
    Total. . . . . . . . . . . .        20,297       15,762         4,535
    Discontinued operations. . .        (2,039)      (2,699)          660
                                      --------      -------       -------
    Continuing operations. . . .      $ 18,258       13,063         5,195
                                      ========      =======       =======

Reconciliation of Income
from Rental Operations
------------------------
 Community rental revenues (1) .      $ 34,546       27,083         7,463
 Community rental expenses (1) .       (14,249)     (11,321)       (2,928)
                                      --------      -------       -------
 Community NOI (1) . . . . . . .        20,297       15,762         4,535

 Income from discontinued
   operations. . . . . . . . . .        (2,039)      (2,699)          660
 Income from partnerships. . . .         1,503        1,457            46
 Depreciation. . . . . . . . . .        (8,641)      (4,692)       (3,949)
                                      --------      -------       -------
 Income from rental operations
   (excluding discontinued
   operations) . . . . . . . . .      $ 11,120        9,828         1,292
                                      ========      =======       =======

  (1)  Including discontinued operations.


CO-INVESTMENT COMMUNITIES

      For the three months ended March 31, 2004, NOI from co-investment communities decreased by $5,039, or 20.5%, from the same period a year ago which was primarily attributable to a 20.3% decrease in rental revenues. Revenues lost from sold communities, including communities acquired by AMLI, exceeded revenues generated by acquisition and development activities. NOI from 10,593 apartment homes included in same store communities decreased slightly by $146, or 0.9%.

      Rental revenues, rental expenses and NOI from co-investment communities at 100% for the three months ended March 31, 2004 and 2003 are summarized as follows:

                                        Three Months Ended
                                             March 31,
                                     ----------------------      Increase
                                        2004         2003       (Decrease)
                                      --------      -------     ---------
Total Co-investment Community
Rental Revenues
-----------------------------
 Same Store communities. . . . .      $ 27,685       27,510           175
 Acquired from/contributed to
   partnerships. . . . . . . . .            25        7,531        (7,506)
 New communities . . . . . . . .         3,565        2,328         1,237
 Development and lease-up
   communities . . . . . . . . .         1,143          196           947
 Communities sold. . . . . . . .           350        3,566        (3,216)
                                      --------      -------       -------
    Total. . . . . . . . . . . .      $ 32,768       41,131        (8,363)
                                      ========      =======       =======

Total Co-Investment Community
Rental Expenses
-----------------------------
 Same Store communities. . . . .      $ 10,808       10,487           321
 Acquired from/contributed to
   partnerships. . . . . . . . .           (17)       3,023        (3,040)
 New communities . . . . . . . .         1,385        1,165           220
 Development and lease-up
   communities . . . . . . . . .           880          301           579
 Communities sold. . . . . . . .           209        1,613        (1,404)
                                      --------      -------       -------
    Total. . . . . . . . . . . .      $ 13,265       16,589        (3,324)
                                      ========      =======       =======

Total Co-Investment
Community NOI
-------------------
 Same Store communities. . . . .      $ 16,877       17,023          (146)
 Acquired from/contributed to
   partnerships. . . . . . . . .            42        4,508        (4,466)
 New communities . . . . . . . .         2,180        1,163         1,017
 Development and lease-up
   communities . . . . . . . . .           263         (105)          368
 Communities sold. . . . . . . .           141        1,953        (1,812)
                                      --------      -------       -------
    Total. . . . . . . . . . . .      $ 19,503       24,542        (5,039)
                                      ========      =======       =======

Reconciliation of Share of
Income from Partnerships
--------------------------
  Community rental revenues. . .      $ 32,768       41,131        (8,363)
  Community rental expenses. . .       (13,265)     (16,589)        3,324
                                      --------      -------       -------
  Community NOI. . . . . . . . .        19,503       24,542        (5,039)

  Other income . . . . . . . . .           221           71           150
  Other expenses . . . . . . . .          (348)        (389)           41
  Interest expense and
    amortization . . . . . . . .        (9,874)      (9,836)          (38)
  Depreciation . . . . . . . . .        (7,471)      (9,651)        2,180
                                      --------      -------       -------
  Net income before sale of
    a rental community . . . . .         2,031        4,737        (2,706)

                                        Three Months Ended
                                             March 31,
                                     ----------------------      Increase
                                        2004         2003       (Decrease)
                                      --------      -------     ---------

  Sale of a rental community . .        38,400        --           38,400
  Cost of a rental community
    sold . . . . . . . . . . . .       (28,962)       --          (28,962)
                                      --------      -------       -------
  Gain on sale of a rental
    community. . . . . . . . . .         9,438        --            9,438
                                      --------      -------       -------

  Net income . . . . . . . . . .        11,469        4,737         6,732
                                      --------      -------       -------

  Co-investment partners'
    share of net income before
    gain on sale of a rental
    community. . . . . . . . . .           528        3,280        (2,752)

  Co-investment partner's
    share of gain on sale of
    a rental community . . . . .         7,078        --            7,078
                                      --------      -------       -------
  Subtotal . . . . . . . . . . .         7,606        3,280         4,326
                                      --------      -------       -------
  AMLI's share of income and
    gain on sale of a rental
    community. . . . . . . . . .         3,863        1,457         2,406
  AMLI's share of gain on sale
    of a rental community (1). .         2,360        --            2,360
                                      --------      -------       -------
  Share of income from
    partnerships . . . . . . . .      $  1,503        1,457            46
                                      ========      =======       =======


  (1) AMLI's share of gain on sale reported in the consolidated statement of operations for the three months ended March 31, 2004 includes $288 of deferred gain recorded on AMLI's books.


ACQUISITIONS

      During 2003 and 2004 AMLI acquired interests it did not already own in nine rental communities from six partners, one community from a third party and one community from the Service Companies as follows:


                                     Percentage
                           Year       Interest         Price           Debt
Community                Acquired     Acquired         Paid           Assumed       Partner
---------                --------    ----------      ---------       ---------      ----------
AMLI:
  at Verandah               2003            65%       $  6,230         10,382       Private investor
  at Castle Creek           2003            60%         14,070          --          Endowment Realty Investors
  Creekside                 2003            75%         13,790          --          Endowment Realty Investors
  at Regents Crest          2003            75%         17,826         10,974       Endowment Realty Investors
  on Spring Mill            2003           100%         29,331          --          Prudential Insurance Company
  at Oakhurst North         2003            75%         37,083          --          Prudential Insurance Company
  at Danada Farms           2003            90%         41,890         20,947       Ohio State Teachers Retirement
                                                                                      System
  at Oak Bend               2003            60%          3,896         10,847       Flormont, Inc.
  on Timberglen             2004            60%          2,575          3,688       Private investor
                                                      --------        -------
                                                       166,691 (1)     56,838 (1)
                                                      --------        -------
  Knox-Henderson            2003            100%        17,900          --
  at Walnut Creek (2)       2004            100%        32,750          --
                                                      --------        -------
                                                        50,650          --
                                                      --------        -------
    Total                                             $217,341         56,838
                                                      ========        =======


   (1)      Represents the price paid for partners' interests acquired and share of the related debt assumed by AMLI.

   (2)      Acquired from the Service Companies on March 31, 2004.



COMMUNITIES UNDER DEVELOPMENT OR IN LEASE-UP AND LAND HELD FOR DEVELOPMENT OR SALE

      COMMUNITIES UNDER DEVELOPMENT OR IN LEASE-UP

      During the construction period, interest and real estate taxes incurred and amortization of deferred costs relating to communities under development are capitalized.  Total estimated completion costs include cost of initial lease-up, some of which will be expensed.  At March 31, 2004, AMLI had interests in six communities under development or in lease-up including four owned in partnerships, as follows:

                                                              TOTAL                                       AMLI'S
                                                           CAPITALIZED     TOTAL               AMLI'S     EQUITY
COMMUNITY                                         NUMBER     THROUGH     ESTIMATED             SHARE OF   FUNDED
(AMLI's ownership                                   OF       MARCH 31,   COSTS UPON            REQUIRED   TO DATE
percentage)                  LOCATION             UNITS        2004      COMPLETION    DEBT    EQUITY       (1)
-----------------            --------             ------   ------------  ----------   -------  ---------  -------
Communities Substantially Completed and in Lease-Up:
 AMLI:
  Carmel Center (100%)       Carmel, IN             322     $ 27,870       28,370       --       28,370    28,370
  at Walnut Creek (100%)     Austin, TX             460       30,454       31,000       --       31,000    30,800
  at Seven Bridges (20%)     Woodridge, IL          520       79,478       83,000      51,000     6,400     5,936
                                                  -----     --------     --------     -------   -------   -------
                                                  1,302      137,802      142,370      51,000    65,770    65,106
                                                  -----     --------     --------     -------   -------   -------

Communities under Development:
 AMLI:
  Downtown (30%)             Austin, TX             220       41,150       50,920      30,920     6,000     6,000
  at Museum Gardens (25%)    Vernon Hills, IL       294       27,336       61,400(2)   37,000     5,775     5,775
                                                  -----     --------     --------     -------   -------   -------
     Total partnerships                             514       68,486      112,320      67,920    11,775    11,775
                                                  -----     --------     --------     -------   -------   -------

Communities Being Developed for Sale by the Service Companies:
  Old Town Carmel (100%)     Carmel, IN              91        8,396       11,606       --       11,606     8,396
                                                  -----     --------      -------     -------   -------   -------
        Total                                     1,907     $214,684      266,296     118,920    89,151    85,277
                                                  =====     ========      =======     =======   =======   =======


 (1)  AMLI's share of completion costs of $12,016 (excluding the Service Companies) is anticipated to be funded from existing loan commitments and $664 is expected to be paid in cash during 2004.

 (2)  Of this total development costs, $1,300 is anticipated to be funded from net operating income from the community during the lease-up period.



      LAND HELD FOR DEVELOPMENT OR SALE

      AMLI expenses interest carry on land parcels not currently under development.  AMLI evaluates the value of land parcels held for development or sale and provides an allowance for loss if it has determined that the fair value is less than the carrying amount.  At March 31, 2004 and December 31, 2003, the Service Companies' land held for sale is included in Service Companies' assets in AMLI's consolidated balance sheets.  At March 31, 2004,
AMLI's land held for future development or sale is as follows:

                                                                                                         CARRYING
                                                                                                          VALUE,
                                                                                        TOTAL COSTS       NET OF
                                                                                        CAPITALIZED     ALLOWANCE
                                                               NUMBER     POTENTIAL      THROUGH       FOR LOSS AT
                                                                 OF       NUMBER OF      MARCH 31,      MARCH 31,
                                         LOCATION              ACRES       UNITS           2004            2004
                                         --------              ------     ---------     -----------    ------------
Land held for development
  or sale                                Texas and
                                         Kansas                  119         1,930          $16,780         15,409

Service Companies' land held
  for sale                               Carmel, IN and
                                         Ft. Worth, TX           154           --            13,651         12,404
                                                                 ---         -----          -------         ------
    Total                                                        273         1,930          $30,431         27,813
                                                                 ===         =====          =======         ======
















      DISPOSITIONS

      AMLI sells communities which no longer meet AMLI's investment objectives.  The proceeds from such sales are typically invested in the acquisition or development of new communities as a way to continually improve the quality of its portfolio and increase the potential for growth in NOI.  Pursuant to SFAS 144, beginning in 2002, dispositions of wholly-owned communities are reported as discontinued operations.  Gains on sales of wholly-owned communities are also reported as discontinued operations.  Dispositions of co-investment communities are not discontinued operations.  Gains on sales of co-investment communities are shown net of disposition fees and promoted interests paid to AMLI by such partnerships.  The table below summarizes the rental communities sold during 2003 - 2004:
                                                                         COSTS
                                                     YEAR                BEFORE
                                          NUMBER   ACQUIRED/     DATE    DEPRE-      SALE        NET
COMMUNITY             LOCATION           OF UNITS  DEVELOPED     SOLD    CIATION     PRICE     PROCEEDS      GAIN
---------             --------           --------  ---------   --------  --------   --------   --------    --------
WHOLLY-OWNED:
AMLI at:
 Town Center          Overland Park, KS       156     1997     12/29/03    13,698     14,750    14,304(1)     3,355
 Centennial Park      Overland Park, KS       170     1998     12/29/03    16,982     17,600    17,008(1)     2,333
                                            -----                        --------    -------    ------      -------
    Total wholly-owned                        326                          30,680     32,350    31,312        5,688
                                            -----                        --------    -------   -------      -------

CO-INVESTMENTS
(AMLI's ownership
percentage):
AMLI at:
 Willeo Creek (30%)   Roswell, GA             242     1995      8/21/03    16,174     19,500    18,965        5,950
 Fossil Creek (25%)   Ft. Worth, TX           384     1998     10/15/03    22,027     27,500    27,002        9,223
 Park Bridge (25%)    Alpharetta, GA          352     2000     12/23/03    24,719     33,000    32,328        9,941
 Wells Branch (25%)   Austin, TX              576     1999      1/21/04    34,343     38,400    37,964        9,438
                                            -----                        --------    -------   -------      -------
    Total partnerships                      1,554                          97,263    118,400   116,259       34,552
                                            -----                        --------    -------   -------      -------
    Total                                   1,880                        $127,943    150,750   147,571       40,240
                                            =====                        ========    =======   =======      =======

  (1)  Includes a $28,530 purchase money note received for the sale of these communities.  The note was collected on February 23, 2004.


SAME STORE COMMUNITIES - COMBINED

      For purposes of this discussion and analysis, 100% of the results of operations of AMLI's co-investment communities is combined with AMLI's wholly-owned communities. As of March 31, 2004, 25,316 apartment homes, or 92.8% of total apartment homes in AMLI's stabilized communities, were categorized as same store communities, of which 11,597 were wholly-owned, 10,593 were owned in partnerships and 3,126 apartment homes were previously co-investment communities and became wholly-owned after January 1, 2003. The following commentary is based primarily on an analysis of AMLI's same store portfolio since the operating results of stabilized communities owned over comparable periods generally provide a better perspective of market conditions affecting AMLI's portfolio. Combined same store community rental income for the first quarter of 2004 totaled $55,762, or 92.7% of total community revenues, which was $60,140. The difference is attributable to other community revenues, which includes ancillary services revenues and rental-related fees. Note that occupancy changes are disclosed in absolute terms, and economic data is as of February 2004.

RENTAL INCOME

      For the first quarter 2004 compared to the same quarter a year ago, rental income declined 0.7%. This change was attributable to a 4.6% decline in collected rent per occupied unit, which was mostly offset by a 3.5% increase in occupancy. Sequentially, portfolio-wide rental income for the current quarter compared to the fourth quarter 2003 decreased by 0.8%. Rental income decreased as a result of a decline in occupancy in six of eight markets and decreasing collected rent per occupied unit in seven of our eight markets. Overall, collected rent per occupied unit and occupancy were down slightly, by 0.2% and 0.6%, respectively.

OCCUPANCY

      The following chart shows weighted average physical occupancy, calculated on the average of each day's physical occupancy during the month, for all same store communities for each of AMLI's markets and for the AMLI portfolio in total:

                DAILY WEIGHTED AVERAGE OF PHYSICAL OCCUPANCY
                           SAME STORE COMMUNITIES

                                                      Quarter Ended
                                                ------------------------
                                                 2004          2003
                                                ------   ---------------
                                                Mar 31    Dec 31  Mar 31
                                                ------    ------  ------
      Dallas . . . . . . . . . . . . . . . . .   92.4%     93.1%   88.1%
      Atlanta. . . . . . . . . . . . . . . . .   92.8%     93.9%   90.5%
      Austin . . . . . . . . . . . . . . . . .   91.4%     92.4%   91.7%
      Houston. . . . . . . . . . . . . . . . .   94.6%     93.4%   89.0%
      Indianapolis . . . . . . . . . . . . . .   91.8%     93.1%   89.4%
      Kansas City. . . . . . . . . . . . . . .   92.7%     92.7%   89.4%
      Chicago. . . . . . . . . . . . . . . . .   93.0%     93.3%   88.6%
      Denver . . . . . . . . . . . . . . . . .   90.5%     90.8%   82.7%
                                                ------    ------  ------
      Total portfolio (1). . . . . . . . . . .   92.5%     93.1%   89.0%
                                                ======    ======  ======

     (1) Occupied apartments exclude community models and apartments not in service due to fire, flood or otherwise. The average occupancy for the quarter is based on simple average of the monthly occupancy.

      In addition to physical occupancy as an indicator of market conditions, some in the apartment industry measure economic occupancy as well. Because the calculation of economic occupancy typically adjusts the value of vacancies and concessions (among other items) from quoted market rents, many believe that it is a better indicator of market fundamentals. Since there is no consistent industry measurement of economic occupancy and the calculation is derived from many variable data, AMLI prefers to measure total revenues earned per each occupied apartment home. As AMLI's policy is to reserve as a bad debt any rent or other payments due from a resident that is more than 30 days delinquent, revenues earned for purposes of this analysis are essentially equal to collected revenues per apartment home, another metric used by some in the apartment industry.

      The following chart shows weighed average total revenues per occupied apartment home for AMLI's same store communities for each of AMLI's markets and for the AMLI portfolio in total:

                   WEIGHTED AVERAGE TOTAL REVENUES EARNED
                         PER OCCUPIED APARTMENT HOME
                           SAME STORE COMMUNITIES

                                                      Quarter Ended
                                                ------------------------
                                                 2004          2003
                                                ------   ---------------
                                                Mar 31    Dec 31  Mar 31
                                                ------    ------  ------
      Dallas . . . . . . . . . . . . . . . . .  $  802       798     840
      Atlanta. . . . . . . . . . . . . . . . .     838       827     859
      Austin . . . . . . . . . . . . . . . . .     775       773     823
      Houston. . . . . . . . . . . . . . . . .   1,022     1,019   1,068
      Indianapolis . . . . . . . . . . . . . .     794       788     816
      Kansas City. . . . . . . . . . . . . . .     801       802     813
      Chicago. . . . . . . . . . . . . . . . .   1,058     1,064   1,112
      Denver . . . . . . . . . . . . . . . . .     951       961   1,038
                                                ------    ------  ------
      Total portfolio (1). . . . . . . . . . .  $  856       853     893
                                                ======    ======  ======

     (1) Calculated by taking the simple average of the monthly average total revenues. Each month's calculation is made by dividing that month's accrual basis rental and other income (total community revenues) by the weighted average number of apartment homes occupied during the month.


MARKETS

      The following provides commentary about each of AMLI's markets. Statistical information relates to same store communities, including wholly-owned and co-investment communities at 100%, for the first quarter of 2004, compared to the first quarter of 2003 and the fourth quarter of 2003.

      DALLAS rental income for the first quarter 2004 was flat compared to the first quarter 2003. Occupancy increased by 4.4% year over year, but was offset by a decline in collected rent per occupied unit of 4.9%. On a sequential basis, rental income decreased by 0.8% which was primarily due to a decrease in occupancy of 0.6%. Collected rent per occupied unit remained essentially flat, falling by only 0.2% this quarter compared to a 1.2% sequential drop last quarter. After nearly two and a half years of losing jobs when measured on a year over year basis, the DF/W metroplex added 800 jobs in the trailing 12 months ended February 2004. Job growth will need to accelerate in the future to help absorb the relatively high permit activity that remains in this market as 10,542 permits have been issued (2.4% of existing stock) for the year ending February 2004.

      ATLANTA rental income for the first quarter 2004 declined 1.4% compared to the first quarter 2003, driven by a 3.8% decline in collected rent per occupied unit which was partially offset by a 2.3% increase in occupancy. On a sequential basis, rental income for the current quarter decreased by 0.4% compared to the fourth quarter 2003 as occupancy fell 1.0%; however, collected rent per occupied unit increased by 0.8%. The challenge in Atlanta remains absorption of new supply, with 11,664 units permitted for the year ending February 2004 (a 3.2% increase to the existing apartment stock). Encouraging news in Atlanta is that annualized permits have fallen by 15.5% versus the same period of a year ago, and job growth has turned positive. More good news is annual job growth, which was positive 15,000 as of the year ending February 2004.

      AUSTIN rental income for the first quarter 2004 declined 6.8% compared to the first quarter of 2003 due to a decrease in collected rent per occupied unit of 6.3% and a slight decrease in occupancy of 0.4%. On a sequential basis compared to the fourth quarter 2003, rental income for the current quarter fell by 1.7% as occupancy fell 1.0%. Collected rent per occupied unit continued to fall as well, but at a much slower pace, decreasing by 0.5%. Austin continues to struggle with absorption as 7,231 new units have been completed in the past twelve months. Fortunately, permit activity continues to remain rather low as 2,131 permits (1.3% of existing stock) were issued for the year ending February 2004, a decrease of 36% from the same period of a year ago. The Bureau of Labor Statistics is reporting positive job growth of approximately 1,100 jobs in the previous twelve months as of February 2004.

      HOUSTON rental income increased by 0.7% in the first quarter of 2004 compared to the first quarter of 2003. Collected rent per occupied unit fell 5.2% while occupancy increased dramatically, by 5.6%. On a sequential basis, rental income for the current quarter also increased, by 0.9%, over the previous quarter driven by a 1.2% increase in occupancy. Collected rent per occupied unit continued to trend down, albeit at a slower pace than previous quarters, falling 0.4% this quarter compared to a 1.6% decrease in the previous quarter. Houston will be faced with challenging supply and demand fundamentals in the upcoming year. Permit activity remains high as 13,925 permits (3.8% of existing stock) were issued for the year ending February 2004. On the demand side, Houston is one of the three markets to register a decrease in jobs as approximately 1,600 jobs were lost for the twelve months ended February 2004.

      INDIANAPOLIS rental income for the first quarter 2004 grew by 0.3% compared to the same quarter of a year ago as a result of an increase in occupancy of 2.4%, which was partially offset by a 1.8% decrease in collected rent per occupied unit. Sequentially, rental income for the current quarter declined 1.6% as both collected rent and occupancy decreased by 0.1% and 1.2%, respectively, from the fourth quarter. Demand and supply fundamentals in Indianapolis have begun to show improvement. The BLS reported a gain of approximately 9,500 jobs or a positive 1.1% growth rate for the year ending February 2004. In addition, 2,067 multifamily permits have been authorized over the past year, which is a 31.8% decrease from the same period of a year ago.

      KANSAS CITY rental income for the first quarter 2004 increased 0.7%, compared to the same period a year ago due to an increase of 3.3% in occupancy which was somewhat offset by a decrease in collected rent per occupied unit of 2.9%. Sequentially, rental income for the current quarter decreased slightly, by 0.5%, as occupancy remained flat versus last quarter and collected rent per occupied unit fell by 0.5%. Demand fundamentals in Kansas continue to challenge property operations, although there have been positive signs in both job growth and multifamily permits in 2004. For the year ending February 2004 the Kansas City metro area added 1,800 jobs, a positive 0.2% rate, following a loss of 16,500 jobs for the same period of a year ago. In addition, multifamily permits have trended down over the past year. For the year ending February 2004 authorized permits totaled 1,696 units, a 43.6% decrease over the same period of a year ago, and representing a 1.4% increase to the existing apartment stock.

      CHICAGO rental income for the first quarter 2004 increased 0.2% compared to the same quarter a year ago, driven by a 4.4% increase in occupancy, which was offset by a 4.5% decline in collected rent per occupied unit. Sequentially, rental income for the current quarter was down 0.7% compared to the fourth quarter of 2003. Occupancy trended downward slightly, by 0.3%, over last quarter and collected rent per occupied unit continued to trend downward, but at a slower pace, dropping 0.5% in the first quarter. Chicago's challenge remains demand; the latest employment figures continue to show a net decrease over the last 12 months, albeit at a much more modest pace than in prior years. On the supply side, the Chicago metro issued permits for 10,859 new multifamily units, representing 1.6% of existing apartment stock, for the year ending February 2004, an 11% increase from the year ended November 2002.

      DENVER rental income for the first quarter 2004 compared to the first quarter of 2003 fell 0.3% due to continued weakness in the market, which pushed collected rent per occupied unit down by 9.7%. Occupancy, however, improved significantly, by 7.9%, which helped limit the decline in rental income. On a sequential basis, rental income for the current quarter declined 2.1% from the fourth quarter 2003 due to further deterioration of collected rent per occupied unit, which fell 1.7%. Occupancy declined slightly over last quarter, down 0.3%. The Denver/Boulder metro continues to display weak demand/supply fundamentals driven by negative job growth and delivery of significant new supply. For the year ending February 2004 the metro area experienced a loss of 21,200 jobs, a negative 1.6% growth rate. On a positive note, for the year ending February 2004 authorized permits totaled 4,111 units (representing a 1.7% increase to the existing apartment stock), a 38.4% and 68.8% decrease over the same period of one and two years ago, respectively.


OTHER COMMUNITY REVENUES

      Other rental revenues include non-rental income items such as revenues from parking garages and carports, laundry facilities, washer/dryer rentals, phone and cable, vending, application fees, late fees, termination fees, month-to-month fees, pet charges and other such items.


TOTAL RENTAL COSTS PER SAME STORE APARTMENT HOME

      The following summarizes the combined cost of rental expenses and capital expenditures (excluding acquisition capital expenditures, as described below) per apartment home for AMLI's same store wholly-owned and co-investment communities, at 100% (excluding communities acquired/ contributed to partnerships), for the three months ended March 31, 2004 and 2003:

                                  Three Months Ended March 31, 2004
                           ------------------------------------------------
                        Wholly-owned  Co-investment              Per Unit
                         Communities    Communities   Total    (annualized)
                        ------------  -------------  --------  ------------
Community rental
  expenses . . . . . .     $ 10,393         10,808     21,201        3,822
Capital expenditures .          836            467      1,303          235
                           ========       ========   ========     ========
Number of same store
  apartment homes. . .       11,597         10,593     22,190
                           ========       ========   ========
Number of same store
  communities. . . . .           30             28         58
                           ========       ========   ========

                                  Three Months Ended March 31, 2003
                           ------------------------------------------------
                        Wholly-owned  Co-investment              Per Unit
                         Communities    Communities   Total    (annualized)
                        ------------  -------------  --------  ------------
Community rental
  expenses . . . . . .     $ 10,534         10,487     21,021        3,789
Capital expenditures .        1,022            454      1,476          266
                           ========       ========   ========     ========
Number of same store
  apartment homes. . .       11,597         10,593     22,190
                           ========       ========   ========
Number of same store
  communities. . . . .           30             28         58
                           ========       ========   ========

SAME STORE COMMUNITY RENTAL EXPENSES

      The following shows detail of rental expenses for AMLI's same store wholly-owned and co-investment communities, at 100%, for the three months ended March 31, 2004 and 2003:
                                                             Per Unit
                                   Three Months Ended      (annualized)
                                   ------------------   ------------------
                                    2004       2003       2004      2003
                                  --------   --------   --------  --------
COMMUNITY RENTAL EXPENSES
 Personnel . . . . . . . . . . .  $  5,330      4,954        961       893
 Advertising and promotion . . .       960      1,055        173       190
 Utilities . . . . . . . . . . .     1,432      1,419        258       256
 Building repairs and
  maintenance. . . . . . . . . .     1,567      1,497        283       270
 Contract services . . . . . . .       618        642        111       116
 Landscaping and grounds
  maintenance. . . . . . . . . .       754        913        136       164
 Real estate taxes . . . . . . .     7,088      7,198      1,278     1,297
 Insurance . . . . . . . . . . .     1,050        929        189       168
 Property management fees. . . .     1,890      1,884        341       340
 Other rental expenses . . . . .       512        530         92        95
                                  --------   --------    -------   -------
    Total. . . . . . . . . . . .  $ 21,201     21,021      3,822     3,789
                                  ========   ========    =======   =======

      The following provides additional detail for certain of the above expenditures for the three months ended March 31, 2004 and 2003. Note that actual expenses in some categories for the full year ended December 31, 2004 and 2003 will be different than the annualized per unit amounts shown due to seasonal effects.
                                                             Per Unit
                                   Three Months Ended      (annualized)
                                   ------------------   ------------------
                                    2004       2003       2004      2003
                                  --------   --------   --------  --------
BUILDING REPAIRS AND MAINTENANCE
 Painting. . . . . . . . . . . .  $    452        415         82        75
 Carpet, vinyl, wallpaper
  and mini-blinds. . . . . . . .       317        327         57        59
 Other repairs and
  maintenance. . . . . . . . . .       798        755        144       136
                                  --------   --------   --------  --------
   Total . . . . . . . . . . . .  $  1,567      1,497        283       270
                                  ========   ========   ========  ========

CAPITAL EXPENDITURES

Operating Capital Expenditures

      Capital expenditures are those made for assets having a useful life in excess of one year and include replacements, including carpeting and appliances, and betterments, such as unit upgrades, enclosed parking facilities and similar items.

      In general, AMLI expenses any expenditure less than $2.5. The following summarizes capital expenditures incurred in connection with AMLI's portfolio of same store wholly-owned and co-investment communities, at 100%, (excluding communities acquired/contributed to partnerships), for the three months ended March 31, 2004 and 2003.

                                 Three Months Ended March 31, 2004
                      -----------------------------------------------------
                     Wholly-owned  Co-investment                 Per Unit
                      Communities   Communities     Total      (annualized)
                     ------------  -------------  ----------    -----------

CAPITAL EXPENDITURES
 Carpet. . . . . . .    $    380            326         706            127
 Land and building
  improvements . . .         229             68         297             54
 Other . . . . . . .         227             73         300             54
                        --------       --------    --------        -------
    Total. . . . . .    $    836            467       1,303            235
                        ========       ========    ========        =======

                                  Three Months Ended March 31, 2003
                      -----------------------------------------------------
                     Wholly-owned  Co-investment                 Per Unit
                      Communities   Communities     Total      (annualized)
                     ------------   ------------  ----------    -----------

CAPITAL EXPENDITURES
 Carpet. . . . . . .    $    454            289         743            134
 Land and building
  improvements . . .         306             43         349             63
 Other . . . . . . .         262            122         384             69
                        --------       --------    --------        -------
    Total. . . . . .    $  1,022            454       1,476            266
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

COMPARATIVE CONDENSED RESULTS OF OPERATIONS

      The following table shows comparative condensed results of operations for the three months ended March 31, 2004 and 2003:

                                                     2004          2003
                                                   --------       -------
Community rental revenues. . . . . . . . . . .     $ 31,113        22,733
Other income . . . . . . . . . . . . . . . . .        1,935         2,067
                                                   --------       -------
    Total revenues . . . . . . . . . . . . . .       33,048        24,800
                                                   --------       -------

Community rental expenses. . . . . . . . . . .       12,855         9,670
Interest expense and amortization of
  deferred financing costs . . . . . . . . . .        6,982         5,941
Depreciation . . . . . . . . . . . . . . . . .        8,641         4,692
General and administrative . . . . . . . . . .        2,196         1,740
                                                   --------       -------
    Total expenses . . . . . . . . . . . . . .       30,674        22,043
                                                   --------       -------
Income from continuing operations before
  share of gain on sale of a co-investment
  community. . . . . . . . . . . . . . . . . .        2,374         2,757
Share of gain on sale of a co-investment
  community. . . . . . . . . . . . . . . . . .        2,648         --
                                                   --------       -------
Income from continuing operations before
  minority interest. . . . . . . . . . . . . .        5,022         2,757
Minority interest. . . . . . . . . . . . . . .          225           137
                                                   --------       -------
Income from continuing operations. . . . . . .        4,797         2,620

Income from discontinued operations,
  net of minority interest . . . . . . . . . .        1,922         1,088
                                                   --------       -------
Net income . . . . . . . . . . . . . . . . . .     $  6,719         3,708
                                                   ========       =======


COMPARISON OF THREE MONTHS ENDED MARCH 31, 2004 TO THREE MONTHS ENDED MARCH 31, 2003.

      Income from continuing operations before share of gain on sale of a co-investment community and minority interest decreased to $2,374 for the three months ended March 31, 2004 from $2,757 for the three months ended March 31, 2003. Community revenues increased by $8,380, or 36.9%. Community rental expenses increased by $3,185, or 32.9%. These increases in revenues and expenses were primarily from operations of nine communities acquired during the second half of 2003 and January 2004. An allocation of a portion of the acquisition costs to the existing leases, which is depreciated over a shorter period of time, resulted in $3,949 higher depreciation, which offset in part the increase in NOI. In addition, interest and general and administrative expenses increased by a total of $1,497. On a same community basis, community rental revenues decreased by $140, or 0.6%, due to lower collected rent per occupied unit, offset in part by increased occupancy. Community rental expenses decreased by $141, or 1.3%, in part as a result of delayed incurrence of certain repairs and maintenance expenses.

      Other income decreased by $132, or 6.4%, primarily due to higher loss from the Service Companies, offset in part by higher share of income from partnerships. Loss from the Service Companies increased by $438 primarily due to lower general contractor revenues, as AMLI's development activities continued to slow down.

      Interest expense, including amortization of financing costs, net of the amounts capitalized, increased to $6,982 from $5,941, or 17.5%. The increase was primarily due to the loans assumed by AMLI upon purchase of our partners' interests in AMLI at Danada Farms (which was increased by $20,000) and AMLI at Oak Bend. In addition, borrowings from our line of credit increased to fund our acquisition activities.

      General and administrative expenses increased by $456, or 26.2%. The increase was due primarily to higher personnel costs incurred in connection with the closing of AMLI's Indianapolis office.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2004, AMLI had $6,961 in cash and cash equivalents and $123,000 in availability under its $240,000 primary line of credit and $8,468 available under its secondary line of credit. Borrowings under the lines of credit bear interest at a rate of LIBOR plus 1.00% and LIBOR plus 1.20%, respectively. AMLI has fixed the base rate on up to $45,000 of borrowings on its line of credit at an average rate of 4.47% under interest rate swap contracts expiring in April 2009, and has paid $927 to limit the base rate of an additional $15,000 of borrowings to 4.0%, all of which commenced in April 2004. Two interest rate swaps that fixed the interest rate on an additional $25,000 at 6.42% will expire in September and October 2004. At March 31, 2004, 20 of AMLI's wholly-owned stabilized communities are unencumbered.

                                                      Three Months Ended
                                                           March 31,
                                                     --------------------
                                                       2004        2003
                                                     --------    --------
Net cash provided by operating activities. . . .     $  8,472       8,110
Net cash provided by (used in)
  investing activities . . . . . . . . . . . . .       25,246     (20,700)
Net cash (used in) provided by
  financing activities . . . . . . . . . . . . .      (32,694)      9,412

      The slight increase in net cash provided by operating activities in 2004 compared to 2003 resulted from a $5,195 increase in NOI from a larger portfolio of wholly-owned communities. This was offset in part by an increase in interest and general and administrative expenses. In addition in January 2004, AMLI paid approximately $1,200 for Performance Incentive Plan liability.

      The change to net cash provided by investing activities in 2004 from net cash used in investing activities in 2003 was primarily from a collection of a $28,530 purchase money note in connection with the sale of two rental communities in December 2003; return of capital from a partnership from sale proceeds of a rental community and lower capital expenditures.

      The change to net cash used in financing activities in 2004 from net cash provided by financing activities in 2003 was primarily from AMLI's higher repayments of borrowings and higher dividends paid during the first quarter of 2004. The decrease was partially offset by $94,585 proceeds, net of offering costs, from AMLI's equity offering of 3,450,000 shares of its common stock issued to the public during the first quarter of 2004.

DIVIDENDS AND DISTRIBUTIONS

      AMLI has paid regular cash dividends since its formation in 1994 and expects to pay quarterly dividends primarily from cash available for distribution. Until distributed, funds available for distribution are used to temporarily reduce outstanding balances on AMLI's revolving lines of credit.

      AMLI expects to meet its short-term liquidity requirements by using its working capital and any portion of net cash flow from operations not distributed currently. AMLI believes that its future net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by AMLI in accordance with REIT requirements.

      AMLI believes it qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to Federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. In 2003, AMLI distributed more than 100% of its taxable income. AMLI's current dividend payment level equals an annual rate of $1.92 per common share. AMLI anticipates that all dividends paid in 2004 will be fully taxable, and it will distribute at least 100% of the taxable income.

      AMLI has recorded no deferred taxes on gains for financial reporting purposes that have been deferred for income tax reporting purposes because AMLI intends to distribute to its shareholders any deferred tax gain upon ultimate realization for income tax reporting purposes.

FUNDS FROM OPERATIONS

      Funds from operations ("FFO") is defined as net income (computed in accordance with GAAP), excluding gains from sales of depreciable operating properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships, joint ventures and other affiliates. Adjustments for unconsolidated partnerships, joint ventures and other affiliates are calculated to reflect FFO on the same basis. FFO does not represent cash flows from operations, as defined by GAAP; is not indicative that cash flows are adequate to fund all cash needs; and is not to be considered an alternative to net income or any other GAAP measure as a measurement of the results of AMLI's operations or the Company's cash flows or liquidity as defined by GAAP.

      FFO is widely accepted in measuring the performance of equity REITs. An understanding of AMLI's FFO will enhance the reader's comprehension of AMLI's results of operations and cash flows as presented in the financial statements and data included elsewhere herein.

      FFO for the three months ended March 31, 2004 and 2003 is summarized as follows:

                                                          March 31,
                                                  ------------------------
                                                     2004          2003
                                                  ----------    ----------
      Net income . . . . . . . . . . . . . . . .  $    6,719         3,708
      Income from discontinued operations,
        net of minority interest . . . . . . . .      (1,922)       (1,088)
      Minority interest. . . . . . . . . . . . .         225           137
                                                  ----------    ----------
      Income from continuing operations
        before minority interest . . . . . . . .       5,022         2,757
      Income from discontinued operations
        before minority interest . . . . . . . .       2,073         1,322
      Depreciation (1) . . . . . . . . . . . . .       8,641         5,518
      Share of co-investment partnerships'
        depreciation . . . . . . . . . . . . . .       2,590         3,120
      Share of gain on sale of a
        co-investment community. . . . . . . . .      (2,648)        --
                                                  ----------    ----------
      FFO. . . . . . . . . . . . . . . . . . . .  $   15,678        12,717
                                                  ==========    ==========
      Weighted average shares and units
        including dilutive shares. . . . . . . .  27,994,382    24,308,052
                                                  ==========    ==========

      (1) Includes discontinued operations of $0 and $826 for the three months ended March 31, 2004 and 2003, respectively.


      AMLI expects to meet certain long-term liquidity requirements such as scheduled debt maturities and repayment of loans for construction, development and acquisition activities through the issuance of long-term secured and unsecured debt and additional equity securities of AMLI or OP Units or through sales of assets. As of March 31, 2004, AMLI had $204,090 that it may issue as common shares or preferred shares in the future under its shelf registration statement filed late in 2003.

AMLI INDEBTEDNESS

      AMLI seeks to maintain a relatively modest amount of leverage and measures its leverage and coverage ratios both including and excluding its share of "off-balance sheet" debt. At March 31, 2004, AMLI had $496,583 of debt outstanding. Including its share of partnership debt AMLI had $706,534 of outstanding debt at March 31, 2004. Debt to total market capitalization, excluding and including AMLI's share of partnership debt, was 36.2% and 44.7%, respectively.

      A co-investment community may be owned un-levered or subject to indebtedness, depending upon the capital structure mutually agreed to by AMLI and its partner. Other than short-term construction financing, all partnership debt will be non-recourse, long-term, fixed-rate permanent mortgages.

      At March 31, 2004 the character of AMLI's debt was as follows:

                                                AMLI's Debt,
                              AMLI's          Including Share
                              Debt            of Partnerships
                              ------          ---------------
      Secured                  75.5%                 83.0%
      Unsecured                24.5%                 17.0%
                              ======                ======

      Fixed                    82.5%                 87.0%
      Variable                 17.5%                 13.0%
                              ======                ======

      Variable-rate debt includes AMLI's unsecured lines of credit and two secured tax-exempt bond issues. In April 2004, the sale of AMLI at Spring Creek which secured $40,750 floating-rate bonds (assumed by the purchaser) will increase the percentage of fixed-rate debt to the total debt. See the section on "Derivatives" for a discussion of the hedges associated with the lines of credit. AMLI's line of credit documents include leverage, coverage and other covenants typically found in line of credit agreements provided by commercial banks to publicly-traded apartment REITs. AMLI monitors its compliance of the covenants and does not believe that it will breach any of them in the ordinary course of business. A breach of a material financial covenant would normally result in the inability of AMLI to continue to have funds available under the line, until the default was remedied.

DEVELOPMENT ACTIVITIES

      At March 31, 2004, AMLI has made capital contributions totaling $17,711 to the co-investment partnerships currently having 1,034 units under development. AMLI anticipates funding substantially all of its $464 remaining commitment, net of its share of availability under construction loans. Including wholly-owned development (by the OP and Amrescon) AMLI's unfunded capital contributions to complete the 1,907 apartment homes was $3,874.

      AMLI (including the Service Companies) owns land in Ft. Worth, Austin and Houston, Texas, Kansas City, Kansas and Carmel, Indianapolis, which is being held for the development of an additional 1,930 apartment homes, or for sale. AMLI has made an earnest money deposit for a land parcel located in Kansas City, Kansas.

      AMLI has postponed active development planning for some of its land parcels in Houston and Forth Worth, Texas, until conditions in those particular submarkets are more favorable for development. AMLI has expensed costs associated with carrying these land parcels in 2004 and 2003.

INFLATION

      Inflation has been low for the past several years. AMLI's apartment leases at its communities are typically for six or twelve months' duration.

Absent other market influences, this enables AMLI to reset rental rates relatively often, thereby passing along inflationary increases in its rental expenses on a timely basis. Because AMLI's community rental expenses (exclusive of depreciation and amortization) are approximately 41.2% of rental and other revenues for the three months ended March 31, 2004, increased inflation typically results in comparable increases in income before interest and general and administrative expenses. However, since 2002, the increases in costs and expenses combined with decreases in income resulted in decreased income before interest and general and administrative expenses.

      An increase in general price levels may be accompanied by an increase in interest rates. At March 31, 2004, AMLI's exposure to rising interest rates (including AMLI's proportionate share of its partnerships' interest expense) was mitigated by the existing debt level of approximately 36.2% of AMLI's total market capitalization (44.7% including AMLI's share of partnerships' debt), the higher percentage of intermediate-term fixed-rate debt (65.4% of total debt), and the use of interest rate swaps and caps to effectively fix or limit the interest rate on $15,000 of floating-rate borrowings through September 2004, on $10,000 through October 2004 and $60,000 through April 2009 (17.1% of total debt).

DISCONTINUED OPERATIONS

      Communities held for sale by partnerships accounted for using the equity method of accounting are not discontinued operations under the provisions of SFAS 144.

      There were two rental communities held for sale during the three months ended March 31, 2004. Two rental communities were sold in 2003. Condensed financial information of the results of operations for these communities is as follows:
                                                      Three Months Ended
                                                          March 31,
                                                     --------------------
                                                       2004        2003
                                                     --------    --------
Total community revenues . . . . . . . . . . . .     $  3,742       4,350
                                                     --------    --------

Community rental expenses. . . . . . . . . . . .        1,394       1,651
Depreciation expense . . . . . . . . . . . . . .        --            826
Interest and amortization of deferred costs. . .          275         551
                                                     --------    --------
Total expenses . . . . . . . . . . . . . . . . .        1,669       3,028
                                                     --------    --------
Income from discontinued operations before
  minority interest. . . . . . . . . . . . . . .        2,073       1,322

Minority interest. . . . . . . . . . . . . . . .          151         234
                                                     --------    --------
Income from discontinued operations. . . . . . .     $  1,922       1,088
                                                     ========    ========

OTHER MATTERS

      Of the total $117,000 borrowed pursuant to AMLI's $240,000 unsecured line of credit, $45,000 has been swapped to a fixed rate of approximately 4.5% and $15,000 has been capped at a maximum LIBOR of 4.0%, all for the five-year period ending April 1, 2009. An additional $25,000 of interest rate swaps to a fixed LIBOR of approximately 6.4% expire at the end of the third quarter 2004. These rates exclude the 100 basis point lender's spread.

      Derivative instruments reported as liabilities on the consolidated balance sheets totaled $2,958 and $1,883 as of March 31, 2004 and December 31, 2003, respectively, a $1,075 increase. The derivative instruments reported on the consolidated balance sheets as accumulated other comprehensive income (loss), which are gains and losses not affecting retained earnings in the consolidated statement of shareholders' equity, totaled $3,978 and $2,622 as of March 31, 2004 and December 31, 2003, respectively, a $1,356 increase. The accumulated other comprehensive income include $1,059 and $1,098 of AMLI's share of other comprehensive loss of a co-investment partnership as of March 31, 2004 and December 31, 2003, respectively. In addition, the unamortized deferred gain of $243 and $355 from a Treasury lock contract was included in other comprehensive income adjustments as of March 31, 2004 and December 31, 2003, respectively.

      As of March 31, 2004, $668 of unamortized goodwill (of $3,300 total incurred upon completion of a 1997 acquisition) is included in the accounts of the Service Company's consolidated subsidiary. AMLI has tested this goodwill and no impairment existed at March 31, 2004. In addition, as of December 31, 2003, AMLI allocated $434 (of the acquisition cost of the Service Company subsidiaries' controlling interests not already owned) to the cost of property management contracts, which AMLI is amortizing over a five-year period.

      AMLI commenced reporting the value of stock options as a charge against earnings for options awarded subsequent to January 1, 2002. Since then, there were 375,750 options, net of cancellations, awarded to employees, the value of which AMLI is being expensed over five years since the award dates.

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

      AMLI acquires and develops multifamily communities in co-investment joint ventures with partners, primarily institutional investors such as insurance companies, endowments, foundations, and public and corporate pension funds. AMLI's ownership interests in these unconsolidated partnerships has ranged from 10% to 75%. Through March 31, 2004, 54 partnerships have been formed and none was entered into by AMLI during the three months ended March 31, 2004. Through March 31, 2004, 19 partnerships have been terminated as a result of asset dispositions and AMLI's acquisition of its partners' interests in nine co-investment partnerships.

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

Based on existing known facts, AMLI is unaware of any specific circumstance which could result in AMLI incurring any significant costs as a result of problems with mold.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      MARKET RISK

      AMLI is exposed to interest rate changes primarily as a result of its lines of credit used to maintain liquidity and fund capital expenditures and expansion of AMLI's real estate investment portfolio and operations. AMLI's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, AMLI borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and Treasury locks in order to mitigate its interest rate risk on a related financial instrument. AMLI does not enter into derivative or interest rate transactions for speculative purposes. Since December 31, 2000, AMLI has reduced its exposure to risks associated with interest rate changes and has significantly extended the average maturities of its fixed-rate debt portfolio by refinancing $140,000 in borrowings under its floating-rate line of credit with a ten-year secured 6.56% fixed interest rate loan.

      There have been no other significant changes in AMLI's exposure to market risks.


ITEM 4.  CONTROLS AND PROCEDURES

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

                                                                                               First
                                                                                              Quarter
                                                                                               2004
                                                                                              Monthly     Physical
                      AMLI's                                                                 Collected    Occupancy
                      Ownership                                                  Average     Rent Per        at
                      Percentage                        Year      Number        Unit Size    Occupied     March 31,
Communities           (1)            Location         Completed   of Units    (Square Feet)    Unit         2004
-----------           ----------     --------         ---------   --------    -------------  ---------   ----------
Dallas/Ft. Worth, TX
AMLI:
 at Bent Tree          100%          Dallas            1996/00         500              963    $   846          92%
 at Bishop's Gate      100%          West Plano         1997           266            1,098      1,020          93%
 at Breckinridge
   Point                45%          Richardson         1999           440            1,063        914          93%
 at Bryan Place         48%          Dallas             1999           420              890        922          87%
 at Chase Oaks         100%          Plano              1986           250              775        680          90%
 at Deerfield           25%          Plano              2000           240              996        887          93%
 on Frankford           45%          Dallas             1998           582              889        896          93%
 at Nantucket          100%          Dallas             1986           312              712        565          94%
 of North Dallas       100%          Dallas            1985/86       1,032              879        688          90%
 at Oak Bend           100%          Lewisville         1997           426              898        783          89%
 on the Green          100%          Ft. Worth         1990/93         424              846        718          89%
 on the Parkway         25%          Dallas             1999           240              939        834          91%
 at Prestonwood
   Hills                45%          Dallas             1997           272              903        883          92%
 7th Street
   Station             100%          Ft. Worth          2000           189            1,060      1,013          97%
 at Shadow Ridge       100%          Flower Mound       2000           222              983        978          91%
 at Stonebridge
   Ranch               100%          McKinney           2001           250              857        758          89%
 on Timberglen         100%          Dallas             1985           260              774        613          92%
 Upper West Side       100%          Ft. Worth          2001           194              907        969          92%
 at Valley Ranch       100%          Irving             1985           460              848        785          91%
 at Verandah           100%          Arlington         1986/91         538              733        688          89%
 Knox-Henderson        100%          Dallas             1994           180              875      1,034          95%
                                                                    ------           ------     ------        -----
                                                                     7,697              891        807          91%
                                                                    ------           ------     ------        -----




                                                                                               First
                                                                                              Quarter
                                                                                               2004
                                                                                              Monthly     Physical
                      AMLI's                                                                 Collected    Occupancy
                      Ownership                                                  Average     Rent Per        at
                      Percentage                        Year      Number        Unit Size    Occupied     March 31,
Communities           (1)            Location         Completed   of Units    (Square Feet)    Unit         2004
-----------           ----------     --------         ---------   --------    -------------  ---------   ----------
Austin, TX
AMLI:
 in Great Hills        100%          Austin             1985           344              750        651          94%
 at Lantana Ridge      100%          Austin             1997           354              881        812          88%
 at Monterey Oaks       25%          Austin             2000           430              960        845          87%
 at Scofield Ridge      45%          Austin             2000           487              889        789          93%
 at StoneHollow        100%          Austin             1997           606              866        765          91%
                                                                    ------           ------     ------        -----
                                                                     2,221              874        775          91%
                                                                    ------           ------     ------        -----
Houston, TX
AMLI:
 at the Medical
  Center               100%          Houston            2000           334              962        995          90%
 Midtown                45%          Houston            1998           419              880      1,062          96%
 Towne Square           45%          Houston            1999           380              827      1,003          94%
 at King's Harbor       25%          Houston            2001           300              953        862          95%
                                                                    ------           ------     ------        -----
                                                                     1,433              901        989          94%
                                                                    ------           ------     ------        -----
Atlanta, GA
AMLI:
 at Barrett Lakes       35%          Kennesaw           1997           446            1,037        900          96%
 at Clairmont          100%          Atlanta            1988           288              796        799          95%
 at Kedron Village      20%          Fayette County     2002           216            1,177      1,007          94%
 at Killian Creek      100%          Snellville         1999           256            1,027        808          93%
 at Lost Mountain       75%          Paulding County    2000           164              958        779          98%
 at Mill Creek          25%          Gwinnett County    2001           400            1,015        822          89%
 at Northwinds          35%          Alpharetta         1999           800            1,023        927          92%
 at Park Creek         100%          Gainesville        1998           200              976        773          98%
 at Peachtree City      20%          Fayette County     1998           312              980        885          96%
 at River Park          40%          Norcross           1997           222            1,021        904          94%
 at Spring Creek (2)   100%          Dunwoody       1985/86/87/89    1,180              916        749          90%
 at Towne Creek        100%          Gainesville        1989           150              811        635          97%
 at Vinings            100%          Smyrna             1985           360            1,040        830          87%
 at West Paces         100%          Atlanta            1992           337            1,050        883          89%
 at Windward Park       45%          Alpharetta         1999           328            1,082        903          92%
 at Barrett Walk        25%          Kennesaw           2002           290              938        860          97%
 at Milton Park         25%          Alpharetta         2003           461              966        909          92%
                                                                    ------           ------     ------        -----
                                                                     6,410              986        846          93%
                                                                    ------           ------     ------        -----




                                                                                               First
                                                                                              Quarter
                                                                                               2004
                                                                                              Monthly     Physical
                      AMLI's                                                                 Collected    Occupancy
                      Ownership                                                  Average     Rent Per        at
                      Percentage                        Year      Number        Unit Size    Occupied     March 31,
Communities           (1)            Location         Completed   of Units    (Square Feet)    Unit         2004
-----------           ----------     --------         ---------   --------    -------------  ---------   ----------
Kansas City, KS
AMLI:
 Creekside             100%          Overland Park      2000           224              813        795          95%
 at Lexington Farms    100%          Overland Park      1998           404              972        777          92%
 at Regents Center     100%          Overland Park   1991/95/97        424              940        765          91%
 at Regents Crest      100%          Overland Park     1997/00         476              948        781          93%
 at Summit Ridge        25%          Lee's Summit       2001           432              952        833          92%
 at Wynnewood
   Farms                25%          Overland Park      2000           232            1,017        892          91%
 at Cambridge
   Square               30%          Overland Park      2002           408              941        886          93%
                                                                    ------           ------     ------        -----
                                                                     2,600              945        814          92%
                                                                    ------           ------     ------        -----
Indianapolis, IN
AMLI:
 at Castle Creek       100%          Indianapolis       2000           276              978        895          94%
 at Conner Farms       100%          Fishers            1993           300            1,091        840          90%
 at Eagle Creek        100%          Indianapolis       1998           240              973        864          93%
 at Lake Clear-
   water                25%          Indianapolis       1999           216            1,009        951          89%
 at Riverbend          100%          Indianapolis      1983/85         996              824        673          96%
 on Spring Mill        100%          Carmel             1999           400            1,017        863          84%
                                                                    ------           ------     ------        -----
                                                                     2,428              937        794          92%
                                                                    ------           ------     ------        -----
Chicago, IL
AMLI:
 at Chevy Chase         33%          Buffalo Grove      1988           592              812      1,053          95%
 at Danada Farms       100%          Wheaton           1989/91         600              869      1,037          96%
 at Fox Valley          25%          Aurora             1998           272              990      1,031          93%
 at Oakhurst North     100%          Aurora             2000           464            1,013      1,031          90%
 at Osprey Lake         69%          Gurnee            1997/99         483              938      1,037          93%
 at Poplar Creek       100%          Schaumburg         1985           196              906      1,073          95%
 at St. Charles         25%          St. Charles        2000           400              990      1,131          90%
 at Windbrooke          15%          Buffalo Grove      1987           236              903      1,112          95%
                                                                    ------           ------     ------        -----
                                                                     3,243              919      1,058          93%
                                                                    ------           ------     ------        -----




                                                                                               First
                                                                                              Quarter
                                                                                               2004
                                                                                              Monthly     Physical
                      AMLI's                                                                 Collected    Occupancy
                      Ownership                                                  Average     Rent Per        at
                      Percentage                        Year      Number        Unit Size    Occupied     March 31,
Communities           (1)            Location         Completed   of Units    (Square Feet)    Unit         2004
-----------           ----------     --------         ---------   --------    -------------  ---------   ----------
Denver, CO
AMLI:
 at Gateway Park       100%          Denver             2000           328              899        861          94%
 at Lowry Estates       50%          Denver             2000           414              947      1,005          87%
 at Park Meadows        25%          Littleton          2001           518            1,029        965          95%
                                                                    ------           ------     ------        -----
                                                                     1,260              968        951          92%
                                                                    ------           ------     ------        -----
  Total at
    December 31, 2003                                               27,292              929     $  859        92.1%
                                                                    ======           ======     ======        =====

           (1)  AMLI generally has the potential to receive cash distributions in excess of its percentage ownership (a promoted interest), subject to a given co-investment community exceeding specified financial returns.

           (2)  AMLI sold this community on April 14, 2004 in a tax-deferred exchange for two communities
                (see note 12 to consolidated financial statements).



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

              31.1 Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and Rule 15(d)-15(e) of the Securities Exchange Act, as amended.

              31.2 Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and Rule 15(d)-15(e) of the Securities Exchange Act, as amended.

              32. Certification of Chief Executive Officer, and Chief Financial Officer Pursuant to 18 U.S.C.
                        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K.

            Current Report on Form 8-K filed on February 3, 2004 furnish the following as exhibits:

                  1. AMLI's press release dated February 3, 2004, announcing the fourth quarter 2003 operating results and a dividend declaration.

                  2.    AMLI's fourth quarter 2003 Supplemental
                        Operating and Financial Data.


            Current Report on Form 8-K filed on March 17, 2004, to file the following as exhibits:

            .     Underwriting Agreement dated March 16, 2004 relating to
the sale of 3,450,000 of AMLI's common shares of beneficial interest.

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              AMLI RESIDENTIAL PROPERTIES TRUST




Date:  May 5, 2004            By:    /s/ CHARLES C. KRAFT
                                     -----------------------------------
                                     Charles C. Kraft
                                     Principal Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Date:  May 5, 2004            By:    /s/ GREGORY T. MUTZ
                                     -----------------------------------
                                     Gregory T. Mutz
                                     Chairman of the Board of Trustees




Date:  May 5, 2004            By:    /s/ ALLAN J. SWEET
                                     -----------------------------------
                                     Allan J. Sweet
                                     President and Trustee




Date:  May 5, 2004            By:    /s/ PHILIP N. TAGUE
                                     -----------------------------------
                                     Philip N. Tague
                                     Executive Vice President
                                     and Trustee




Date:  May 5, 2004            By:    /s/ ROBERT J. CHAPMAN
                                     -----------------------------------
                                     Robert J. Chapman
                                     Chief Financial Officer




Date:  May 5, 2004            By:    /s/ CHARLES C. KRAFT
                                     -----------------------------------
                                     Charles C. Kraft
                                     Principal Accounting Officer