Form 10-Q
period 2004-06-30
AMLI RESIDENTIAL PROPERTIES TRUST
filed 2004-08-06
CIK 914724

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549


                                  FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



                For the Quarterly Period Ended June 30, 2004



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


The number of the Registrant's Common Shares of Beneficial Interest outstanding was 25,363,676 as of July 30, 2004.

                                    INDEX



PART I  FINANCIAL INFORMATION


Item 1.     Financial Statements

            Report of Independent Registered Public
            Accounting Firm. . . . . . . . . . . . . . . . . . .      4

            Consolidated Balance Sheets as of
              June 30, 2004 (Unaudited) and
              December 31, 2003 (Audited). . . . . . . . . . . .      5

            Consolidated Statements of Operations
              for the three and six months ended
              June 30, 2004 and 2003 (Unaudited) . . . . . . . .      7

            Consolidated Statement of Shareholders'
              Equity for the six months ended
              June 30, 2004 (Unaudited). . . . . . . . . . . . .      9

            Consolidated Statements of Cash Flows
              for the six months ended
              June 30, 2004 and 2003 (Unaudited) . . . . . . . .     11

            Notes to Consolidated Financial Statements
              (Unaudited). . . . . . . . . . . . . . . . . . . .     13


Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations. . .     39


Item 3.     Quantitative and Qualitative Disclosures
              About Market Risk. . . . . . . . . . . . . . . . .     64


Item 4.     Controls and Procedures. . . . . . . . . . . . . . .     65




PART II  OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of
              Security Holders . . . . . . . . . . . . . . . . .     70

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . .     71



SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . .     72

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

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
           -------------------------------------------------------



Shareholders and Board of Trustees
AMLI Residential Properties Trust:


We have reviewed the accompanying consolidated balance sheet of AMLI Residential Properties Trust (the "Company") as of June 30, 2004, and the related consolidated statements of operations for the three and six month periods ended June 30, 2004 and 2003, the related consolidated statement of shareholders' equity for the six month period ended June 30, 2004, and the consolidated statements of cash flows for the six month periods ended June 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the Standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards established by the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of AMLI Residential Properties Trust as of December 31, 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 2, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






                                        KPMG LLP

Chicago, Illinois
July 26, 2004

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      AMLI RESIDENTIAL PROPERTIES TRUST

                         CONSOLIDATED BALANCE SHEETS

                     JUNE 30, 2004 AND DECEMBER 31, 2003

                  (Dollars in thousands, except share data)



                                             JUNE 30,        DECEMBER 31,
                                              2004              2003
                                           (UNAUDITED)        (AUDITED)
                                          -------------      ------------

ASSETS:
Rental communities:
  Land . . . . . . . . . . . . . . . .       $  143,793           128,301
  Depreciable property . . . . . . . .          910,267           805,130
                                             ----------         ---------
                                              1,054,060           933,431
  Less accumulated depreciation. . . .         (130,897)         (116,830)
                                             ----------         ---------
                                                923,163           816,601

Rental communities held for
  sale, net of accumulated
  depreciation of $4,041 and $23,991,
  respectively . . . . . . . . . . . .           14,138            61,826

Rental communities under
  development. . . . . . . . . . . . .            3,354             --

Land and predevelopment costs, net
  of allowance for loss of $1,371. . .           15,106            15,200

Investments in partnerships. . . . . .          133,641           147,291

Cash and cash equivalents. . . . . . .            3,717             5,937
Deferred financing costs, net. . . . .            2,989             6,094
Service Companies' assets. . . . . . .           43,489            68,777
Other assets . . . . . . . . . . . . .           10,608            41,608
                                             ----------         ---------
          Total assets                       $1,150,205         1,163,334
                                             ==========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Debt, including $40,750 secured
  by a rental community held for sale
  at December 31, 2003 . . . . . . . .       $  476,449           610,513
Distributions in excess of
  investments in and earnings from
  partnerships . . . . . . . . . . . .            6,126             6,184
Other liabilities. . . . . . . . . . .           32,841            38,174
                                             ----------         ---------
          Total liabilities. . . . . .          515,416           654,871
                                             ----------         ---------

                      AMLI RESIDENTIAL PROPERTIES TRUST

                     JUNE 30, 2004 AND DECEMBER 31, 2003
                  (Dollars in thousands, except share data)



                                             JUNE 30,        DECEMBER 31,
                                              2004              2003
                                           (UNAUDITED)        (AUDITED)
                                          -------------      ------------

Commitments and contingencies (note 12)

Mandatorily redeemable convertible
  preferred shares (at liquidation
  preference at June 30, 2004) . . . .           96,933            93,247

Minority interest. . . . . . . . . . .           34,286            31,203


SHAREHOLDERS' EQUITY:
Series A Cumulative Convertible
  Preferred shares of beneficial
  interest, $0.01 par value,
  1,500,000 authorized, 1,200,000
  issued and 0 and 100,000
  outstanding, (aggregate
  liquidation preference of $2,023
  at December 31, 2003). . . . . . . .            --                    1

Shares of beneficial interest,
  $0.01 par value, 145,375,000
  authorized, 25,341,652 and
  21,394,568 common shares issued
  and outstanding, respectively. . . .              253               214

Additional paid-in capital . . . . . .          520,259           420,221

Unearned compensation. . . . . . . . .           (2,317)             (918)

Employees' and trustees' notes . . . .           (3,515)           (4,613)

Accumulated other comprehensive
  loss . . . . . . . . . . . . . . . .           (1,878)           (2,622)

Dividends paid in excess of
  earnings . . . . . . . . . . . . . .           (9,232)          (28,270)
                                             ----------         ---------
        Total shareholders'
          equity . . . . . . . . . . .          503,570           384,013
                                             ----------         ---------
        Total liabilities and
          shareholders' equity . . . .       $1,150,205         1,163,334
                                             ==========         =========











        See accompanying notes to consolidated financial statements.

                      AMLI RESIDENTIAL PROPERTIES TRUST

                    CONSOLIDATED STATEMENTS OF OPERATIONS

              THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                 (UNAUDITED)
                  (Dollars in thousands, except share data)

                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                    JUNE 30,               JUNE 30,
                              -------------------    --------------------
                               2004        2003        2004        2003
                             --------    --------    --------    --------
Rental operations:
 Revenues:
   Rental. . . . . . . . .   $ 30,797      20,911      58,830      41,695
   Other . . . . . . . . .      2,572       1,680       4,737       3,074
                             --------    --------    --------    --------
                               33,369      22,591      63,567      44,769
                             --------    --------    --------    --------
 Expenses:
   Rental. . . . . . . . .     15,096       9,959      27,534      19,394
   Depreciation. . . . . .      9,307       4,658      17,741       9,290
                             --------    --------    --------    --------
                               24,403      14,617      45,275      28,684
                             --------    --------    --------    --------
                                8,966       7,974      18,292      16,085
Income from partnerships .        430       1,469       1,933       2,926
                             --------    --------    --------    --------
Income from rental
  operations . . . . . . .      9,396       9,443      20,225      19,011
                             --------    --------    --------    --------
Other income and expenses:
  Fee income . . . . . . .        424         512         857         968
  Other. . . . . . . . . .        429         188         908         384
  Interest and amortization
    of deferred costs. . .     (7,035)     (5,551)    (13,939)    (11,349)
  Prepayment penalty and
    write-off of unamor-
    tized deferred
    financing costs
    relating to extin-
    guishment of debt. . .     (1,121)      --         (1,121)      --
                             --------    --------    --------    --------
                               (7,303)     (4,851)    (13,295)     (9,997)
                             --------    --------    --------    --------
Service Companies'
 operations:
  Revenues . . . . . . . .     11,839      14,041      25,532      36,194
  Expenses . . . . . . . .    (12,372)    (14,290)    (26,545)    (36,485)
                             --------    --------    --------    --------
Loss from the Service
 Companies' operations . .       (533)       (249)     (1,013)       (291)
                             --------    --------    --------    --------
General and adminis-
 trative . . . . . . . . .      1,793       1,310       3,989       3,050
                             --------    --------    --------    --------
Income (loss) from con-
 tinuing operations before
 share of gains on sales
 of rental communities and
 impairment of an invest-
 ment in a partnership . .       (233)      3,033       1,928       5,673
Share of gain on sale of a
 partnership community . .      --          --          2,648       --
Impairment of an invest-
 ment in a partnership . .      --         (1,191)      --         (1,191)
                             --------    --------    --------    --------

                      AMLI RESIDENTIAL PROPERTIES TRUST

              THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                 (UNAUDITED)
                  (Dollars in thousands, except share data)


                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                    JUNE 30,               JUNE 30,
                              -------------------    --------------------
                               2004        2003        2004        2003
                             --------    --------    --------    --------
Income (loss) from
 continuing operations
 before minority interest.       (233)      1,842       4,576       4,482
Minority interest. . . . .       (136)        (24)         73          93
                             --------    --------    --------    --------
Income (loss) from
 continuing operations,
 net of minority
 interest. . . . . . . . .        (97)      1,866       4,503       4,389
Income from discontinued
 operations, net of
 minority interest . . . .        496       1,062       2,615       2,247
Gains on sales of rental
 communities, net of
 minority interest . . . .     37,482       --         37,482       --
Gain on extinguishment
 of debt, net of minority
 interest. . . . . . . . .      4,423       --          4,423       --
                             --------    --------    --------    --------
Net income . . . . . . . .     42,304       2,928      49,023       6,636
Net income attributable
 to preferred shares . . .      5,744       1,980       7,676       3,961
                             --------    --------    --------    --------
Net income attributable
 to common shares. . . . .   $ 36,560         948      41,347       2,675
                             ========    ========    ========    ========

Income (loss) per common
 share - basic:
  From continuing
    operations . . . . . .   $  (0.08)      (0.01)       0.03        0.03
  From discontinued
    operations . . . . . .       1.53        0.07        1.71        0.13
                             --------    --------    --------    --------
  Net income . . . . . . .   $   1.45        0.06        1.74        0.16
                             ========    ========    ========    ========
Income (loss) per common
 share - diluted:
  From continuing
   operations. . . . . . .   $  (0.08)      (0.01)       0.03        0.03
  From discontinued
   operations. . . . . . .       1.52        0.07        1.69        0.13
                             --------    --------    --------    --------
  Net income . . . . . . .   $   1.44        0.06        1.72        0.16
                             ========    ========    ========    ========

Dividends declared and
 paid per common share . .   $   0.48        0.48        0.96        0.96
                             ========    ========    ========    ========




        See accompanying notes to consolidated financial statements.

                                            AMLI RESIDENTIAL PROPERTIES TRUST

                                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                             SIX MONTHS ENDED JUNE 30, 2004

                                                       (UNAUDITED)
                                                 (Dollars in thousands)
                                SHARES OF
                           BENEFICIAL INTEREST                             EMPLOYEES'   ACCUMULATED DIVIDENDS
                      ------------------------------  ADDITIONAL  UNEARNED    AND         OTHER      PAID IN
                       PREFERRED    COMMON             PAID-IN     COMPEN-  TRUSTEES'   COMPREHEN-  EXCESS OF
                        SHARES      SHARES    AMOUNT   CAPITAL     SATION    NOTES      SIVE LOSS   EARNINGS     TOTAL
                       ---------  ----------  ------  ---------   -------- ----------   ---------- -----------  -------
Balance at
  December 31, 2003. .  100,000   21,394,568    $215    420,221       (918)   (4,613)       (2,622)   (28,270)  384,013
                                                                                                                -------

Comprehensive income:
  Net income . . . . .     --          --        --       --         --        --            --        49,023    49,023
  Preferred share
   dividends paid. . .     --          --        --       --         --        --            --        (3,865)   (3,865)
  Income allocable to
   preferred shares
   to increase
   carrying amount
   to liquidation
   preference. . . . .     --          --        --       --         --        --            --        (3,686)   (3,686)
  Current period
   gain on deriva-
   tive contracts. . .     --          --        --       --         --        --              744      --          744
                                                                                                                -------
Comprehensive income
  attributable to
  common shares. . . .     --          --        --       --         --        --            --         --       42,216
                                                                                                                -------
Common share
  distributions. . . .     --          --        --       --         --        --            --       (22,434)  (22,434)

Shares issued in
 connection with:
  Common shares
   offering, net
   of offering
   cost of $1,410. . .     --      3,450,000      35     94,465      --        --            --         --       94,500
  Executive Share
   Purchase Plan . . .     --         16,092     --         431      --        --            --         --          431
  Options exercised. .     --        272,071       2      4,747      --        --            --         --        4,749




                                            AMLI RESIDENTIAL PROPERTIES TRUST

                               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY - CONTINUED

                                             SIX MONTHS ENDED JUNE 30, 2004

                                                       (UNAUDITED)
                                                 (Dollars in thousands)



                                SHARES OF
                           BENEFICIAL INTEREST                             EMPLOYEES'   ACCUMULATED DIVIDENDS
                      ------------------------------  ADDITIONAL  UNEARNED    AND         OTHER      PAID IN
                       PREFERRED    COMMON             PAID-IN     COMPEN-  TRUSTEES'   COMPREHEN-  EXCESS OF
                        SHARES      SHARES    AMOUNT   CAPITAL     SATION    NOTES      SIVE LOSS   EARNINGS     TOTAL
                       ---------  ----------  ------  ---------   -------- ----------   ---------- -----------  -------
  Units converted
   to shares . . . . .     --         36,278     --         657      --        --            --         --          657
  Trustees' compen-
   sation. . . . . . .     --          1,443     --          39      --        --            --         --           39
  Senior Officer
   Share Acquisi-
   tion Plan, net
   of cancellations. .     --         71,200       1      1,884     (1,885)    --            --         --        --
Amortization of
 unearned compen-
 sation. . . . . . . .     --          --        --       --           486     --            --         --          486
Repayments of
 employees' and
 trustees' notes . . .     --          --        --       --         --        1,098         --         --        1,098
Preferred shares
 converted to
 common shares . . . .  (100,000)    100,000     --       --         --        --            --         --        --
Reallocation of
 minority interest . .     --          --        --      (2,185)     --        --            --         --       (2,185)
                        --------  ----------    ----    -------    -------   -------       -------    -------   -------

Balance at
 June 30, 2004 . . . .     --     25,341,652    $253    520,259     (2,317)   (3,515)       (1,878)    (9,232)  503,570
                        ========  ==========    ====    =======    =======   =======       =======    =======   =======







                              See accompanying notes to consolidated financial statements.

                      AMLI RESIDENTIAL PROPERTIES TRUST

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                   SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                 (UNAUDITED)
                           (Dollars in thousands)

                                                       2004        2003
                                                     --------    --------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . .   $ 49,023       6,636
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization. . . . . . . . .     20,975      13,141
    Share of income from partnerships. . . . . . .     (1,933)     (2,926)
    Cash distributions from partnerships -
      operating cash flow. . . . . . . . . . . . .      7,524       8,924
    Gains on sales of rental communities . . . . .    (40,025)      --
    Gain on extinguishment of debt for a
      community sold . . . . . . . . . . . . . . .     (4,723)      --
    Share of a partnership's gain on sale
      of a rental community. . . . . . . . . . . .     (2,648)      --
    Gain on sale of a land parcel. . . . . . . . .       (318)       (123)
    Amortization of unearned compensation. . . . .        486          38
    Loss on impairment of an investment in a
      partnership. . . . . . . . . . . . . . . . .      --          1,191
    Minority interest. . . . . . . . . . . . . . .      3,117         570
    Other. . . . . . . . . . . . . . . . . . . . .        589         218
  Changes in assets and liabilities:
    Deferred costs . . . . . . . . . . . . . . . .        (54)        (16)
    Other assets . . . . . . . . . . . . . . . . .       (633)       (511)
    Accrued real estate taxes. . . . . . . . . . .     (3,224)     (2,622)
    Accrued interest payable . . . . . . . . . . .        231         189
    Tenant security deposits and
      prepaid rent . . . . . . . . . . . . . . . .        (31)        123
    Other liabilities. . . . . . . . . . . . . . .        543        (413)
                                                     --------    --------
        Net cash provided by
          operating activities . . . . . . . . . .     28,899      24,419
                                                     --------    --------
Cash flows from (for) investing activities:
  Investments in partnerships. . . . . . . . . . .     (2,582)     (5,183)
  Distributions from partnerships -
    return of capital. . . . . . . . . . . . . . .     14,057       2,371
  Net proceeds from sales of rental
    communities. . . . . . . . . . . . . . . . . .    101,993       --
  Share of a partnership's net cash proceeds,
    in excess of return of capital, from
    sale of a rental community . . . . . . . . . .        635       --
  Net proceeds from sale of a land parcel. . . . .        559       2,094
  Proceeds from collection of a purchase
    money note . . . . . . . . . . . . . . . . . .     28,530       --
  Loan to a partnership. . . . . . . . . . . . . .     (1,200)     (8,942)
  Advances to/from affiliates, net . . . . . . . .        714        (868)
  Earnest money deposits . . . . . . . . . . . . .        608         492
  Acquisition communities. . . . . . . . . . . . .    (99,664)     (6,453)
  Other capital expenditures . . . . . . . . . . .     (3,435)     (3,277)
  Communities under development, net of
    co-investors' share of costs . . . . . . . . .     (6,849)    (11,870)
  Other liabilities. . . . . . . . . . . . . . . .     (1,621)      2,483
                                                     --------    --------
        Net cash provided by (used in)
          investing activities . . . . . . . . . .     31,745     (29,153)
                                                     --------    --------

                      AMLI RESIDENTIAL PROPERTIES TRUST

                   SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                 (UNAUDITED)
                           (Dollars in thousands)

                                                       2004        2003
                                                     --------    --------
Cash flows from (for) financing activities:
  Debt proceeds, net of financing costs. . . . . .    312,149     273,127
  Debt repayments. . . . . . . . . . . . . . . . .   (452,764)   (249,146)
  Prepayment penalty relating to refinancing
    of a wholly-owned community loan . . . . . . .       (502)      --
  Proceeds from sale of a community
    attributable to extinguishment of debt . . . .      5,400       --
  Proceeds from issuance of Option Plan
    and Executive Share Purchase Plan shares
    and collection of employees' and
    trustees' notes and other. . . . . . . . . . .      6,310       3,563
  Proceeds from common shares offering,
    net of issuance cost . . . . . . . . . . . . .     94,500       --
  Distributions to minority interests. . . . . . .     (1,658)     (3,440)
  Dividends paid . . . . . . . . . . . . . . . . .    (26,299)    (20,051)
                                                     --------    --------
        Net cash (used in) provided by
          financing activities . . . . . . . . . .    (62,864)      4,053
                                                     --------    --------
Net decrease in cash and cash equivalents. . . . .     (2,220)       (681)
Cash and cash equivalents
  at beginning of period . . . . . . . . . . . . .      5,937       6,038
                                                     --------    --------
Cash and cash equivalents
  at end of period . . . . . . . . . . . . . . . .   $  3,717       5,357
                                                     ========    ========

Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and other interest,
    net of amounts capitalized . . . . . . . . . .   $ 13,537      12,020
                                                     ========    ========

Supplemental disclosure of non-cash investing
 and financing activities:
  OP units converted to common shares. . . . . . .   $    657       1,322
  Shares issued in connection with
    Executive Share Purchase Plan, trustees'
    compensation and restricted shares . . . . . .        589         149
  Acquisition of other assets and
    assumption of mortgage debt and other
    liabilities in connection with the
    acquisition of partners' ownership
    interests in partnership communities:
      Real estate tax escrow . . . . . . . . . . .      --            735
      Other assets . . . . . . . . . . . . . . . .      --             80
      Mortgage debt, net of deferred
        financing. . . . . . . . . . . . . . . . .      6,163      15,946
      Accrued real estate taxes. . . . . . . . . .      --            728
      Accrued interest payable . . . . . . . . . .      --            100
      Tenant security deposits and
        prepaid rents. . . . . . . . . . . . . . .      --            168
      Other liabilities. . . . . . . . . . . . . .          4         119
                                                     ========    ========



        See accompanying notes to consolidated financial statements.

                      AMLI RESIDENTIAL PROPERTIES TRUST

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JUNE 30, 2004 AND 2003

                                 (Unaudited)
                  (Dollars in thousands, except share data)


1.    ORGANIZATION AND BASIS OF PRESENTATION

      ORGANIZATION

      AMLI Residential Properties Trust ("AMLI" or the "Company"), a self-administered and self-managed real estate investment trust ("REIT") was formed on February 15, 1994 to continue and expand the multifamily property businesses previously conducted by Amli Realty Co. ("ARC") and its affiliates. AMLI is engaged in the acquisition, development, co-investment and management of upscale, institutional quality multifamily apartment communities in nine major metropolitan markets in the Southeast, Southwest, Midwest and Mountain regions of the United States.

      AMLI is the sole general partner and owns an approximate 94% general partnership interest in AMLI Residential Properties, L.P. (the "Operating Partnership" or "OP") at June 30, 2004. The 6% not owned by AMLI is owned by limited partners that hold Operating Partnership units ("OP Units") which are convertible into common shares of AMLI on a one-for-one basis, subject to certain limitations. At June 30, 2004, AMLI owned 29,266,652 OP Units (including 3,925,000 Preferred OP Units) and the limited partners owned 1,707,118 OP Units. AMLI has qualified and anticipates continuing to qualify as a real estate investment trust for Federal income tax purposes.

      At June 30, 2004, AMLI owned or had interests in 78 multifamily apartment communities comprised of 28,974 apartment homes. Seventy-three of these communities totaling 27,120 apartment homes were stabilized and five communities containing 1,854 apartment homes were under development or in lease-up. In addition, the Service Companies (defined below) owned a community under development containing 91 apartment homes (for future sale) and had an interest in another community containing 248 apartment homes, which has been developed for sale.

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

      In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly AMLI's financial position at June 30, 2004 and December 31, 2003 and the results of its operations and cash flows for the periods presented, have been made.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      Certain information and note disclosures normally included in AMLI's annual financial statements prepared in accordance with GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in AMLI's December 31, 2003 Annual Report and in Form 10-K filed with the Securities and Exchange Commission. The results for the three and six months ended June 30, 2004 are not necessarily indicative of expected results for the entire year.

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


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ACCOUNTING FOR COMMUNITY ACQUISITIONS

      In conjunction with acquisitions of existing communities, it is AMLI's policy to provide in its acquisition budgets adequate funds to complete any deferred maintenance items and to otherwise make the communities acquired competitive with comparable newly-constructed communities. In some cases, AMLI will provide in its acquisition budgets additional funds to upgrade or otherwise improve new acquisitions. All such costs are capitalized, when incurred during the twelve months subsequent to the acquisition date, as costs of acquisition communities.

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

                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

      RENTAL COMMUNITY ACQUISITIONS

      AMLI acquires interests in institutional quality multifamily communities, with a focus on newer communities, having high-quality construction, amenities, location and market position.  The table below summarizes the communities acquired during 2003-2004:
                                              NUMBER      YEAR                              DEBT
                                               OF         COM-       DATE      PURCHASE   ASSUMED/    TOTAL
COMMUNITY                LOCATION             UNITS      PLETED     ACQUIRED    PRICE     OBTAINED    EQUITY
---------                --------            --------   --------    --------   --------   --------   --------
WHOLLY-OWNED:
AMLI:
 at Verandah (1) . . . . Arlington, TX            538    1986/91      1/2/03   $ 26,023     15,972     10,051
 at Castle Creek (1) . . Indianapolis, IN         276       2000     8/14/03     23,850       --       23,850
 Creekside (1) . . . . . Overland Park, KS        224       2000     8/14/03     18,500       --       18,500
 at Regents Crest (1). . Overland Park, KS        476    1991/95
                                                             /97     8/14/03     38,650     14,632     24,018
 on Spring Mill (1). . . Carmel, IN               400       1999     8/25/03     30,000       --       30,000
 at Oakhurst North (1) . Aurora, IL               464       2000     8/25/03     50,000       --       50,000
 at Danada Farms (1) . . Wheaton, IL              600    1989/91    10/31/03     71,000     23,275     47,725
 Knox-Henderson. . . . . Dallas, TX               180       1994    12/30/03     17,900      --        17,900
 at Oak Bend (1) . . . . Dallas, TX               426       1997    12/31/03     24,631     18,079      6,552
                                               ------                          --------    -------    -------
2003 acquisitions. . . .                        3,584                           300,554     71,958    228,596
                                               ------                          --------    -------    -------

 on Timberglen (1) . . . Dallas, TX               260       1985      1/5/04     10,439      6,147      4,292
 at Walnut Creek (2) . . Austin, TX               460       2004     3/31/04     32,750      --        32,750
 at Ibis . . . . . . . . West Palm Beach, FL      234       2001     4/15/04     24,675      --        24,675
 on Eldridge Parkway . . Houston, TX              668    1998/99     4/15/04     48,000     32,709     15,291
 on the Fairway. . . . . Coppell, TX              322       2002     4/30/04     23,405      --        23,405
                                               ------                          --------    -------    -------
2004 acquisitions. . . .                        1,944                           139,269     38,856    100,413
                                               ------                          --------    -------    -------
   Total . . . . . . . .                        5,528                          $439,823    110,814    329,009
                                               ======                          ========    =======    =======

  (1)  The purchase price and the amount of debt assumed are stated at 100%.  AMLI acquired the interest it did not already own in these communities.  Debt assumed upon acquisition of AMLI at Verandah and AMLI at
       Regents Crest was repaid in December 2003.  Debt assumed upon acquisition of AMLI on Timberglen was repaid in January 2004.

  (2)  This community was acquired for $32,750 from the Service Companies which originally developed it for sale.
       The intercompany gain has been eliminated in consolidation.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      Pursuant to Statement of Financial Accounting Standards No. 141 "Accounting for Business Combinations," ("SFAS 141"), AMLI allocates a portion of the total acquisition cost of communities acquired to leases in existence as of the date of acquisition. As of June 30, 2004 and December 31, 2003, the net costs allocated to existing leases of $9,778 and $6,878, respectively, are included in depreciable property in the accompanying consolidated balance sheets. This allocated cost is amortized over the average remaining term (approximately twelve months) of the leases. Rental rates of all acquired leases approximate current market rent.

      REHAB

      A rehab is a capital improvement program involving significant repairs, replacements or improvements having an aggregate cost of at least the greater of $3.0 per apartment home or 5% of the value of the entire apartment community. All costs (except costs to routinely paint the interiors of units at turnover) associated with a rehab will be capitalized and depreciated over their policy lives. To the extent a cost would have been expensed had it not been incurred pursuant to a rehab (pavement resurfacing, exterior painting and vinyl replacement are the primary such costs), that cost will be depreciated over fifteen years.

      In 2004 AMLI commenced the rehab of AMLI at West Paces in Atlanta. The costs of the rehab which are being incurred over the two-year period ending December 31, 2005, are anticipated to total approximately $4,000, of which $601 has been incurred and capitalized through June 30, 2004.

      GOODWILL

      Unamortized Service Company goodwill of $668 has been tested by valuing the future construction business anticipated to be undertaken in regions serviced by the construction operations to which the unamortized goodwill relates, and no impairment existed as of June 30, 2004. No goodwill amortization has been charged to expense subsequent to December 31, 2001. In addition, as of December 31, 2002, AMLI allocated $434 (of the acquisition cost of the Service Company subsidiaries' controlling interests not already owned) to the cost of property management contracts, which AMLI is amortizing over a five-year period. At June 30, 2004, the unamortized balance of the cost of these contracts is $304.

                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



      RENTAL COMMUNITIES HELD FOR SALE

      During the second quarter of 2004, AMLI decided to sell the following communities and reinvest the proceeds by acquiring newer communities or developing communities in AMLI's existing markets.

                                                                 Six Months Ended June 30,
                                                          ------------------------------------
                                          Carrying                              Net Operating
                               Number    Cost, Net of      Total Revenues          Income         Anticipated
                                of       Accumulated       ---------------     ---------------    Disposition
      Community                Units     Depreciation      2004      2003      2004      2003     Date
      ---------                ------    ------------     ------    ------    ------    ------    -------------

      AMLI at Nantucket. . . .    312        $ 5,875         978     1,072       497       608    3rd Qtr, 2004

      AMLI on Timberglen (1) .    260          8,263         873     --          463     --       3rd Qtr, 2004
                                -----        -------      ------    ------    ------    ------

      Total. . . . . . . . . .    572        $14,138       1,851     1,072       960       608
                                =====        =======      ======    ======    ======    ======



  (1)  This was a co-investment community which became a wholly-owned community in January 2004.


                      AMLI RESIDENTIAL PROPERTIES TRUST

      DISCONTINUED OPERATIONS

      AMLI reports in discontinued operations the operating results of wholly-owned communities sold or held for sale. Such results are shown net of interest on debt to the extent this debt is secured by mortgages on such wholly-owned communities. No other interest expense is allocated to discontinued operations. Communities sold or held for sale by co-investment partnerships accounted for using the equity method of accounting are not discontinued operations under the provisions of SFAS 144. AMLI sold AMLI at Spring Creek and AMLI at Verandah in 2004 and AMLI at Centennial Park and AMLI at Town Center in 2003 and has AMLI at Nantucket and AMLI on Timberglen held for sale at June 30, 2004. Condensed financial information of the results of operations for these communities for the periods indicated is as follows.

                            Three Months Ended         Six Months Ended
                                 June 30,                 June 30,
                           --------------------    --------------------
                             2004        2003        2004        2003
                           --------    --------    --------    --------
Rental income. . . . . .   $  1,661       4,530       5,710       9,143
Other income . . . . . .        136         360         436         652
                           --------    --------    --------    --------
Total community
  revenues . . . . . . .      1,797       4,890       6,146       9,795

Community rental
  expenses . . . . . . .      1,064       2,015       2,876       3,901
                           --------    --------    --------    --------
Net operating income . .        733       2,875       3,270       5,894

Other income . . . . . .      --          --            309       --

Depreciation expense . .       (161)       (888)       (368)     (1,774)

Interest and amortiza-
 tion of deferred
 costs . . . . . . . . .        (42)       (702)       (395)     (1,396)
                           --------    --------    --------    --------
Income from discontinued
 operations before
 minority interest . . .        530       1,285       2,816       2,724

Minority interest. . . .         34         223         201         477
                           --------    --------    --------    --------

   Income from discon-
     tinued operations,
     net of minority
     interest. . . . . .        496       1,062       2,615       2,247
                           --------    --------    --------    --------

                      AMLI RESIDENTIAL PROPERTIES TRUST

                            Three Months Ended         Six Months Ended
                                 June 30,                 June 30,
                           --------------------    --------------------
                             2004        2003        2004        2003
                           --------    --------    --------    --------
Gains on sales of
 rental communities. . .     40,025       --         40,025       --
Minority interest. . . .     (2,543)      --         (2,543)      --
                           --------    --------    --------    --------
Gains on sales of
 rental communities,
 net of minority
 interest. . . . . . . .     37,482       --         37,482       --
                           --------    --------    --------    --------
Gain on extinguishment
 of debt for a community
 sold. . . . . . . . . .      5,400       --          5,400       --
Write-off of unamortized
 deferred financing cost
 relating to extinguish-
 ment of debt. . . . . .       (677)      --           (677)      --
Minority interest. . . .       (300)      --           (300)      --
                           --------    --------    --------    --------
Gain on extinguishment
 of debt for a community
 sold, net of minority
 interest. . . . . . . .      4,423       --          4,423       --
                           --------    --------    --------    --------
   Income from discon-
     tinued operations .   $ 42,401       1,062      44,520       2,247
                           ========    ========    ========    ========

      EARLY EXTINGUISHMENT OF DEBT

      Gains or losses realized upon extinguishment of debt prior to its scheduled maturity include prepayment penalties, gains or losses associated with above or below-market debt and write-offs of unamortized deferred financing costs. Gains and losses resulting from refinancings are included in continuing operations and gains and losses resulting from community dispositions are included in discontinued operations.

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

      All AMLI's hedges are characterized as cash flow hedges and are thus reported at fair value in the consolidated balance sheets. AMLI engages a third-party consultant to determine the fair values of derivative instruments at each balance sheet date. The unrealized gains or losses in the fair value of these hedges are reported in the consolidated balance sheets in other assets or other liabilities with a corresponding adjustment to either accumulated other comprehensive income (loss), a component of shareholders' equity, or earnings, depending on the type of hedging relationship. Gains and losses from cash flow hedges are reported in accumulated other comprehensive income or loss.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      AMLI identifies the debt it is hedging at the time it enters into each derivative contract and records interest expense as payments are made pursuant to interest rate swaps or by amortizing the cost of interest rate caps and Treasury locks over the hedged period, as long as periodic computations confirm the effectiveness of the hedge. If the hedge becomes ineffective, the fair value of the interest rate swap or the unamortized cost of the interest rate cap or Treasury lock is charged to expense at that time.

      The following table summarizes the notional amounts and approximate fair value of AMLI's derivative asset and liability under existing interest rate Treasury lock, cap and swap contracts. The notional amounts at June 30, 2004 provide an indication of the extent of AMLI's involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.
                                                       Cumula-
                                                        tive     Approxi-
                          Fixed                         Cash      mate
     Type of    Notional  Rate    Term of    Contract   Paid,     Fair
     Contract     Amount   (1)    Contract   Maturity    Net     Value (2)
     --------   --------  ------  --------   --------  ------    ---------
     Swap        $15,000  6.405%   5 years    9/20/04  $2,255        (165)
     Swap         10,000  6.438%   5 years    10/4/04   1,484        (128)
     Swap         15,000  4.378%   5 years     4/1/09      83        (209)
     Swap         30,000  4.510%   5 years     4/1/09     174        (594)
                                                                  -------
     Derivative
      liability                                                    (1,096)
                                                                  -------
     Cap          15,000  4.000%   5 years     4/1/09     927         557
                                                                  -------
     Derivative
      asset                                                           557
                --------                               ------     -------
                $ 85,000
                ========

                      Net liability at
                        June 30, 2004                  $4,923        (539)
                                                       ======     =======
                      Net liability at
                        December 31, 2003              $3,994      (1,883)
                                                       ======     =======

     (1) The fixed rate for the swaps includes the swap spread (the risk component added to the Treasury yield to determine a fixed rate) and excludes lender's spread.

     (2) Represents the approximate amount which AMLI would have paid or received as of June 30, 2004 and December 31, 2003, respectively, if these contracts were terminated. The derivative asset and derivative liability were recorded as other asset and other liability, respectively, in the accompanying consolidated balance sheets as of June 30, 2004 and December 31, 2003.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      On June 30, 2004, all of AMLI's derivative instruments were reported as other assets and other liabilities at their fair value and the offsetting adjustments were reported as losses in accumulated other comprehensive loss as follows:

                                    At             At
                                 June 30,     December 31,
                                   2004           2003        Change
                                 ---------    ------------    ------
     AMLI's derivative
      contracts:
       Interest rate swaps
         and cap (1)(4). . . . .  $ (1,464)        (1,879)       415
       Treasury locks. . . . . .       607            355        252
                                  --------       --------     ------
                                      (857)        (1,524)       667
                                  --------       --------     ------
     Share of partnerships'
      derivative contracts:
       AMLI at Osprey Lake
         (2) . . . . . . . . . .    (1,021)        (1,098)        77 (3)
                                  --------       --------     ------
     Total . . . . . . . . . . .  $ (1,878)        (2,622)       744
                                  ========       ========     ======

     (1) Adjustments to earnings of $78 and $52 due to an ineffectiveness on the interest rate swap contracts were recorded for the six months ended June 30, 2004 and 2003, respectively.

     (2)   AMLI cash-settled the AMLI at Osprey Lake hedge prior to 2002.

     (3) This change is reflected in earnings for the six months ended June 30, 2004.

     (4) AMLI's interest rate swaps are being settled in cash each month through April 2009.

      PER SHARE DATA

      The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated.

                             Three Months Ended        Six Months Ended
                                  June 30,                 June 30,
                           ----------------------  ----------------------
                              2004        2003        2004        2003
                           ----------  ----------  ----------  ----------
Income (loss) from
  continuing operations. . $      (97)      1,866       4,503       4,389

Income from discontinued
  operations . . . . . . .     42,401       1,062      44,520       2,247
                           ----------  ----------  ----------  ----------
Net income . . . . . . . .     42,304       2,928      49,023       6,636

Less net income
  attributable to
  preferred shares . . . .     (5,744)     (1,980)     (7,676)     (3,961)
                           ----------  ----------  ----------  ----------

                      AMLI RESIDENTIAL PROPERTIES TRUST

                             Three Months Ended        Six Months Ended
                                  June 30,                 June 30,
                           ----------------------  ----------------------
                              2004        2003        2004        2003
                           ----------  ----------  ----------  ----------
Net income attributable
  to common shares
  - basic. . . . . . . . . $   36,560         948      41,347       2,675
                           ==========  ==========  ==========  ==========

Net income - diluted (1) . $   36,560         948      41,347       2,675
                           ==========  ==========  ==========  ==========

Weighted average common
  shares - basic . . . . . 25,196,417  16,831,014  23,721,661  16,780,322

Dilutive Options and
  Other Plan shares. . . .    274,727     113,667     272,365      79,371
Convertible preferred
  shares (1) . . . . . . .      --          --          --          --
                           ----------  ----------  ----------  ----------
Weighted average
  common shares -
  dilutive . . . . . . . . 25,471,144  16,944,681  23,994,026  16,859,693
                           ==========  ==========  ==========  ==========

Net income per share:
  Basic. . . . . . . . . . $     1.45         .06        1.74         .16
  Diluted. . . . . . . . . $     1.44         .06        1.72         .16
                           ==========  ==========  ==========  ==========

      (1)   Preferred shares are anti-dilutive.

      For the quarter ended June 30, 2004, AMLI adopted the consensus reached in EITF 03-06, (which was effective for fiscal periods beginning after March 31, 2004) "Participating Securities and Two-Class Method under FASB 128" which provides further guidance on the definition of participating securities and requires the use of the two-class method in calculating earnings per share for enterprises with participating securities under SFAS Statement 128 "Earnings per Share."

      Pursuant to EITF 03-06, AMLI's Series B and D convertible preferred shares and (prior to their conversion to common shares) the Series A are considered participating securities. EITF 03-06 requires that each period's income be allocated to participating securities notwithstanding the existence of accumulated deficiency (net income less than dividends) from prior periods. Accordingly, for the reporting periods in which AMLI's net income is in excess of common and preferred dividends, such income is allocated to the common and preferred shares in proportion to their respective interests. During reporting periods in which net income is less than the common and preferred dividends, such deficiency is allocated entirely to the common shares. For the three months ended June 30, 2004, $3,811 of net income in excess of preferred dividends was allocated to the convertible preferred shares, of which $3,686 was reflected in mandatorily redeemable convertible preferred shares to increase the carrying amount to their liquidation preference.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      SHARE OPTIONS

      AMLI commenced reporting the value of awarded share options as a charge against earnings for options awarded subsequent to January 1, 2002. AMLI awarded a total of 332,250 options, net of cancellations and exercises, to employees since January 1, 2002 and is recording the associated expense ratably over the five years ending December 31, 2007.

      If AMLI had commenced recording option expense as of the January 1, 1996, the effective date of Statement of Financial Standards No. 123, pro forma net income, including option expense, and earnings per share would have been as follows:

                             Three Months Ended        Six Months Ended
                                  June 30,                 June 30,
                           ----------------------  ----------------------
                              2004        2003        2004        2003
                           ----------  ----------  ----------  ----------
Net income, as reported:
  Net income . . . . . . . $   42,304       2,928      49,023       6,636
  Net income attributable
   to preferred shares . .     (5,744)     (1,980)     (7,676)     (3,961)
                           ----------  ----------  ----------  ----------
Net income attributable
 to common shares. . . . .     36,560         948      41,347       2,675
Stock-based compensation
 expense included in
 reported net income,
 net of related tax
 effects . . . . . . . . .         18          14          32          30
Total stock-based
 employee compensation
 expense determined
 under fair value based
 method for all awards,
 net of related tax
 effects . . . . . . . . .        (82)        (67)       (144)       (134)
                           ----------  ----------  ----------  ----------
Pro forma net income
  - basic. . . . . . . . . $   36,496         895      41,235       2,571
                           ==========  ==========  ==========  ==========
Pro forma net income
  - diluted. . . . . . . . $   36,496         895      41,235       2,571
                           ==========  ==========  ==========  ==========
Earnings per share:
  Basic - as reported. . . $     1.45        0.06        1.74        0.16
  Basic - pro forma. . . . $     1.45        0.05        1.74        0.15

  Diluted - as reported. . $     1.44        0.06        1.72        0.16
  Diluted - pro forma. . . $     1.43        0.05        1.72        0.15

                      AMLI RESIDENTIAL PROPERTIES TRUST

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

      AMLI conducts a portion of its multifamily investment activities through joint ventures. Since its initial offering and through June 30, 2004, AMLI has co-invested with seventeen investors in 54 joint ventures in which AMLI's ownership has ranged from 10% to 75%. Through June 30, 2004 AMLI has terminated 19 co-investment partnerships. AMLI has concluded that none of its remaining 35 interests in unconsolidated partnerships qualifies for consolidation under FIN 46R.

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

      Although SFAS 150 generally requires that preferred shares with a mandatory redemption feature be recorded as liabilities reported at fair value, this statement has not affected the accounting for AMLI's preferred shares because of the conversion feature.

      RECLASSIFICATIONS

      Certain amounts in the consolidated 2003 financial statements of AMLI have been reclassified to conform with the current presentation.

3.    INVESTMENTS IN PARTNERSHIPS

      At June 30, 2004 and December 31, 2003, AMLI had investments in 35 and 37 partnerships, respectively, with AMLI's ownership percentages ranging from 15% to 75%.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      AMLI's investments in partnerships differ from AMLI's shares of partnerships' capital primarily due to capitalized interest on its investments in partnerships which had developed or has communities under development, purchase/sale price basis differences and the elimination of AMLI's share of its acquisition, financing, construction and development fee income. Such differences are amortized using the straight-line method over 40 years. Summarized financial information of partnerships in which AMLI has investments is as follows:

                                                  As of          As of
                                                 June 30,     December 31,
                                                  2004           2003
                                                ----------    ------------
      Total assets . . . . . . . . . . . . . .  $1,041,066       1,073,252
                                                ==========      ==========

      Total debt . . . . . . . . . . . . . . .  $  599,044         565,873
      AMLI's share of debt . . . . . . . . . .     220,706         213,179
                                                ==========      ==========

      Total partners' capital. . . . . . . . .  $  412,158         472,555
      AMLI's share of partners' capital. . . .     127,114         143,725
                                                ==========      ==========

      AMLI's net investments in
        partnerships (35 and
        37 partnerships, respectively) . . . .  $  127,515         141,107
      Distributions in excess of
        investments in and earnings
        from four partnerships . . . . . . . .       6,126           6,184
                                                ----------      ----------
      Investments in partnerships
        (31 and 33 partnerships,
        respectively). . . . . . . . . . . . .  $  133,641         147,291
                                                ==========      ==========


      Details of the differences between AMLI's aggregate investment in partnerships and its aggregate share of partnerships' capital as recorded on the books of these partnerships, net of accumulated amortization as of June 30, 2004 and December 31, 2003 are as follows:

                                                 June 30,     December 31,
                                                  2004           2003
                                                ----------    ------------

      AMLI's share of partnerships' capital. .  $  127,114         143,725
      Capitalized interest . . . . . . . . . .       4,794           4,220
      Eliminated fees, net . . . . . . . . . .      (5,408)         (5,503)
      Eliminated construction profits, net . .      (1,605)         (1,866)
      Other comprehensive loss . . . . . . . .      (1,027)         (1,098)
      Other, net . . . . . . . . . . . . . . .       3,647           1,629
                                                ----------      ----------
      AMLI's net investments in
        partnerships . . . . . . . . . . . . .  $  127,515         141,107
                                                ==========      ==========

                      AMLI RESIDENTIAL PROPERTIES TRUST

      At June 30, 2004, the Operating Partnership was a general partner or a managing member in various partnerships or limited liability companies (referred to as "partnerships"). Under the terms of each partnership, AMLI is entitled to receive its proportionate share of distributions from operations, sales or refinancings. In addition, the Operating Partnership and the Service Companies receive various fees for services provided to these partnerships including development fees, construction fees, acquisition fees, property management fees, asset management fees, financing fees, administrative fees, disposition fees and promoted interests (additional share of operating cash flows or liquidation proceeds in excess of its stated ownership percentages based, in part, on the partnerships generating cumulative returns to their partners in excess of specified rates). AMLI's share of income for the three and six months ended June 30, 2004 and 2003 is summarized as follows:

                             Three Months Ended        Six Months Ended
                                  June 30,                 June 30,
                           ----------------------  ----------------------
                              2004        2003        2004        2003
                           ----------  ----------  ----------  ----------

Total revenues . . . . . . $   32,937      42,907      65,762      84,108

Total net income (1) . . .      1,075       4,635       3,106       9,372

AMLI's share of net
  income (1) (2) . . . . .        430       1,469       1,933       2,926

AMLI's share of
  depreciation . . . . . .      2,609       3,116       5,199       6,236
                           ==========  ==========  ==========  ==========

   (1) For the six months ended June 30, 2004, net of gain on sale of a rental community of $9,438 and AMLI's share of such gain of $2,360.

   (2) During the three and six months ended June 30, 2004 and 2003 the Operating Partnership received cash flow and recorded operating income in excess of its ownership percentages of $461 and $1,527, respectively, and $695 and $1,350, respectively.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      All but one of the partnerships' debt financings obtained from various financial institutions are at fixed rates. All of these fixed-rate first mortgages are non-recourse debt secured by mortgage notes on the respective communities. One unsecured loan was obtained from AMLI at a fixed rate. At June 30, 2004, the partnerships' debt was as follows:

                       Total     Outstand-
                     Commitment   ing at     Company's Interest
Community               (1)       6/30/04    Share (2)   Rate     Maturity
---------            ----------  ---------   --------- --------   ---------
AMLI:
 at Osprey Lake (3)   $  1,200       1,200        825     6.00%   on demand
 Downtown               30,920      25,439      7,632   L+2.00%   June 2006
 at Prestonwood Hills   11,649      11,023      4,993     7.17%   Aug. 2006
 at Windward Park       18,183      17,223      7,808     7.27%   Aug. 2006
 Midtown                21,945      20,925      9,488     7.52%   Dec. 2006
 at Deerfield           12,600      12,019      3,005     7.56%   Dec. 2006
 on Frankford           25,710      24,808     11,251     8.25%   June 2007
 at Scofield Ridge      24,618      23,702     10,749     7.70%   Aug. 2007
 at Breckinridge Point  22,110      21,268      9,644     7.57%   Sep. 2007
 Towne Square           21,450      20,667      9,371     6.70%   Jan. 2008
 at Lowry Estates       33,900      32,770     16,385     7.12%   Jan. 2008
 at Summit Ridge        20,000      19,325      4,831     7.27%   Feb. 2008
 at River Park          15,100      14,118      5,647  6.86%(4)   June 2008
 on the Parkway         10,800       9,714      2,428     6.75%   Jan. 2009
 at Mill Creek          18,000      17,562      4,390     6.40%   May  2009
 at Chevy Chase         48,000      46,767     15,433     7.11%   June 2009
 at Park Meadows (5)    28,500      28,500      7,125     6.25%   July 2009
 at Bryan Place (5)     26,200      26,200     12,576     5.81%   Aug. 2009
 at Barrett Lakes       16,680      15,326      5,364     8.50%   Dec. 2009
 at Northwinds          33,800      32,696     11,444     8.25%   Oct. 2010
 at Seven Bridges       51,000      51,000     10,200     7.25%   Jan. 2011
 at Osprey Lake         35,320      32,840     22,577     7.02%   Mar. 2011
 at Windbrooke          20,800      20,269      3,040     6.43%   Mar. 2012
 at Museum Gardens (6)  37,000       8,714      2,179     7.25%   July 2013
 at Barrett Walk        12,000      12,000      3,000     5.19%   Nov. 2013
 at Cambridge Square    20,900      20,900      6,270     5.19%   Nov. 2013
 at Milton Park         22,000      22,000      5,500     5.10%   May  2014
 at Lost Mountain       10,252      10,069      7,551     6.84%   Nov. 2040
                      --------    --------    -------
                      $650,637     599,044    220,706
                      ========    ========    =======

(1) In general, these loans provide for monthly payments of principal and interest based on 25- or 30-year amortization schedules and a balloon payment at maturity. Some loans provide for payments of interest only.

(2)  Based upon ownership percentages at June 30, 2004.

(3) This is a second mortgage loan provided by AMLI to pay down this ommunity's first mortgage debt, as required by the loan agreement.

(4)  Consists of $9,100 at 7.75% and $6,000 at 5.50%.

(5)  These loans provide for payment of interest only through maturity.

(6) This is a combination construction/permanent loan which is being funded to the total commitment as development is completed.

                      AMLI RESIDENTIAL PROPERTIES TRUST

4.   THE SERVICE COMPANIES

     The assets of the Service Companies consisted of the following as of:

                                                 June 30,    December 31,
                                                  2004           2003
                                                ---------    ------------
      Receivables. . . . . . . . . . . . . .     $  5,506          6,351
      Land held for sale . . . . . . . . . .       12,433         12,301
      Rental communities under
        development and held for sale. . . .        9,676         34,618
      Office building, net of
        accumulated depreciation . . . . . .        2,208          2,227
      Information technology costs,
        net of accumulated depreciation. . .        7,600          8,500
      Deferred income tax. . . . . . . . . .        3,240          2,229
      Other. . . . . . . . . . . . . . . . .        2,826          2,551
                                                 --------       --------
      Total. . . . . . . . . . . . . . . . .     $ 43,489         68,777
                                                 ========       ========

      Deferred tax asset:
        Net operating loss carryforward. . .     $  2,347          2,230
        Goodwill . . . . . . . . . . . . . .          363            399
        Deferred compensation. . . . . . . .          473            888
        Other. . . . . . . . . . . . . . . .        1,665            415
                                                 --------       --------
        Total gross deferred tax asset . . .        4,848          3,932
        Less valuation allowance . . . . . .        --             --
                                                 --------       --------
        Gross deferred tax asset . . . . . .        4,848          3,932
                                                 --------       --------
      Deferred tax liability:
        Property and equipment, princi-
          pally due to differences in
          depreciation . . . . . . . . . . .       (1,313)        (1,387)
        Compensation for employee stock
          options. . . . . . . . . . . . . .         (149)          (127)
        Other. . . . . . . . . . . . . . . .         (146)          (189)
                                                 --------       --------
        Total gross deferred tax
          liability. . . . . . . . . . . . .       (1,608)        (1,703)
                                                 --------       --------
        Net deferred tax asset . . . . . . .     $  3,240          2,229
                                                 ========       ========

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

                      AMLI RESIDENTIAL PROPERTIES TRUST

5.    OTHER ASSETS

      Other assets reported in the accompanying consolidated balance sheets are as follows.

                                                 June 30,    December 31,
                                                  2004           2003
                                                ---------    ------------

     Short-term working capital assets:
       Advances to affiliates. . . . . . . .     $    291            576
       Accounts receivable . . . . . . . . .        1,000            956
       Development fees receivable . . . . .        --                65
       Prepaid expenses. . . . . . . . . . .        1,664          2,509
                                                 --------       --------
                                                    2,955          4,106
                                                 --------       --------
     Other:
       Deferred development costs. . . . . .          718          4,123
       Notes receivable (1). . . . . . . . .        2,766         30,112
       Deposits. . . . . . . . . . . . . . .        1,591          1,765
       Restricted cash . . . . . . . . . . .          955            483
       Derivative asset. . . . . . . . . . .          557          --
       Other . . . . . . . . . . . . . . . .        1,066          1,019
                                                 --------       --------
                                                    7,653         37,502
                                                 --------       --------
     Total . . . . . . . . . . . . . . . . .     $ 10,608         41,608
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
                                                            Balance                                  Balance
                                              Original        at          Interest      Maturity        at
                                               Amount       6/30/04         Rate          Date       12/31/03
                                              --------      -------      -----------    --------     --------
SECURED BOND FINANCINGS (1):
                                                                          Tax-Exempt
AMLI at Spring Creek                          $ 40,750         --         Rate+1.49%     10/1/24      40,750
                                                                          Tax-Exempt
AMLI at Poplar Creek                             9,500        9,500       Rate+1.26%      2/1/24       9,500
                                              --------      -------                                  -------
    Total bonds                                 50,250        9,500                                   50,250
                                              --------      -------                                  -------

MORTGAGE NOTES PAYABLE TO
  FINANCIAL INSTITUTIONS:
AMLI at Nantucket (2)                            7,735         --          7.70%          6/1/04       7,036
AMLI at Bishop's Gate                           15,380       13,445        7.25% (3)      8/1/05      13,608
AMLI at Regents Center                          20,100       18,389 (4)    8.90% (5)      9/1/05      18,531
AMLI on the Green/AMLI of North Dallas (6)      43,234       37,358        7.79%          5/1/06      37,849
AMLI at Oak Bend (7)                            19,878       18,885        5.62%         12/1/06      19,123
AMLI at Danada (8)                              46,234       44,446        4.51%          3/1/07      44,857
AMLI at Valley Ranch                            18,800       18,800        6.68%         5/10/07      18,800
AMLI at Conner Farms                            14,900       14,900        6.68%         5/10/07      14,900
AMLI at Clairmont                               12,880       12,106        6.95%         1/15/08      12,206
AMLI - various (9)                             140,000      135,189        6.56%          7/1/11     136,080
AMLI on Eldridge Parkway                        32,709       32,709        5.36%          6/1/14       --
AMLI at Park Creek (10)                         10,322       10,322        5.65%         12/1/38      10,073
                                              --------      -------                                  -------
  Total mortgage notes payable                 382,172      356,549                                  333,063
                                              --------      -------                                  -------

OTHER NOTES PAYABLE:
Primary unsecured line of credit (11) (12)     240,000      105,000        L+1.00%       5/19/06     218,000
Secondary unsecured line of credit (12)         16,000        --           L+1.20%       5/19/06       --
Other (13)                                       9,200        5,400        L+0.675%    on demand       9,200
                                              --------      -------                                  -------
  Total other notes payable                    265,200      110,400                                  227,200
                                              --------      -------                                  -------
  Total                                       $697,622      476,449                                  610,513
                                              ========      =======                                  =======




                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1)   The terms of these tax-exempt bonds require that a portion of the apartment homes be leased to individuals who qualify based on income levels specified by the U.S. Government.  The bonds bear interest at a variable rate that is adjusted weekly based upon the remarketing rate for these bonds.  The credit enhancement for the AMLI at
Poplar Creek bonds consists of a $9,617 letter of credit from a financial institution that expires December 18,
2004.  AMLI anticipates obtaining a replacement credit enhancement for these bonds on or prior to their expiration date.  AMLI at Spring Creek was sold on April 14, 2004, and the buyer took the community subject to these bonds.
In addition to the gain on the sale of the community, AMLI recognized a $4,723 gain ($5,400 of the net cash proceeds less $677 write-off of unamortized loan costs) attributable to extinguishment of debt and (net of minority interest) in discontinued operations in the accompanying statement of operations for the three and six months ended June 30, 2004.

(2)   This loan was prepaid without penalty on February 2, 2004.

(3)   This original $14,000 mortgage note bears interest at 9.1%.  For financial reporting purposes, this mortgage note was valued at $15,380 to reflect a 7.25% market rate of interest when assumed in connection with the acquisition of AMLI at Bishop's Gate on October 17, 1997.  The unamortized premium at June 30, 2004 and December
31, 2003 was $264 and $347, respectively.  This loan is prepayable without penalty as of June 1, 2005.

(4)   This loan provides for partial recourse to the partners of the Operating Partnership.

(5)   Consists of $13,800 at 8.73% and $6,300 at 9.23%.  These loans are prepayable without penalty as of June 1,
2005.

(6)   These two communities secure a loan that was sold at a discount of $673.  At June 30, 2004 and December 31,
2003, the unamortized discount was $123 and $157, respectively.  This loan is prepayable without penalty in
November 2005.

(7)   Represents debt assumed by AMLI as a result of acquisition of 60% interest in the community that AMLI did not already own.  The original mortgage balance of $18,079 bears 7.81% interest, which, at the time of the acquisition, was valued at $19,123 for financial reporting purposes to reflect a 4.16% market-rate interest on 60%
of the balance assumed and 7.81% interest rate on the remaining 40%.  The unamortized premium at June 30, 2004 and
December 31, 2003 was $897 and $1,044, respectively.

(8)   Represents $23,249 original mortgage balance assumed upon acquisition of 90% interest in the community that
AMLI did not already own and $20,000 additional mortgage financing from the same lender following the acquisition.

The original mortgage note bears interest at 7.33%, which was valued at $24,982 for financial reporting purposes to reflect a 4.48% market-rate interest on 90% of the balance assumed and 7.33% interest rate on the remaining
10%.  The unamortized premium at June 30, 2004 and December 31, 2003 was $1,386 and $1,734, respectively.  The additional $20,000 bears interest at 4.48%.

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





                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(10)  This loan was refinanced on June 21, 2004.  The refinancing lowered the interest rate on this loan from
      7.88% to 5.65% without accelerating its maturity date.  AMLI paid a $502 prepayment penalty upon closing of this refinancing, which amount, together with $619 in unamortized deferred cost associated with placing the original loan, was charged to expense at that time.

(11)  AMLI has used interest rate swaps on $25,000 of the outstanding amount to fix its base interest rate (before current lender's spread) at an average of 6.42% through September 2004.  In addition, in the third quarter 2003
AMLI entered into $45,000 of forward-starting swaps fixing the base interest rate at an average of 4.47%, and entered into a $15,000 forward-starting cap limiting the base rate to 4.0%, all for the five-year period beginning
April 1, 2004.

(12)  AMLI's $240,000 unsecured line of credit is provided by a group of eight banks.  In May 2003, AMLI replaced an existing $200,000 line of credit, scheduled to mature in November 2003, with a new $200,000 line of credit which will mature in May 2006.  In November 2003 AMLI increased this line of credit by $40,000 to $240,000.  AMLI has an option to extend the maturity by one year.  The new line carries an interest rate of LIBOR plus 1.00%
(0.05% less than the rate on the previous line of credit) and provides for an annual facility fee of 20 basis points.  AMLI uses the unsecured line of credit for acquisition and development activities and working capital needs.  This unsecured line of credit requires that AMLI meet various covenants typical of such an arrangement, including minimum net worth, minimum debt service coverage and maximum debt to equity percentage.  A separate
$16,000 unsecured line of credit obtained from one of the lenders, pursuant to which AMLI may issue letters of credit, contains terms and conditions substantially the same as exist under AMLI's primary unsecured line of credit.

(13)  Starting in December 2002, AMLI initiated a short-term investment program with several of its co-investment partnerships.  Short-term cash balances are invested by each partnership in notes payable by AMLI on demand.  Each partnership withdraws funds from this investment account on an "as needed basis" to fund its disbursements, which could be daily.  At June 30, 2004 and December 31, 2003, the effective interest rate paid by AMLI on these demand notes was 1.73% and 1.74%, respectively.





                      AMLI RESIDENTIAL PROPERTIES TRUST

      As of June 30, 2004, the scheduled maturities of AMLI's debt are as follows:

                           Fixed Rate                 Notes
                            Mortgage                 Payable
                          Notes Payable  Unsecured     to
                 Bond     to Financial     Lines      Joint
              Financings  Institutions   of Credit   Ventures     Total
              ----------  -------------  ---------   --------    -------

2004 . . . .    $  --            2,858       --        5,400       8,258
2005 . . . .       --           36,974       --         --        36,974
2006 . . . .       --           57,869    105,000       --       162,869
2007 . . . .       --           78,417       --         --        78,417
2008 . . . .       --           14,289       --         --        14,289
Thereafter .      9,500        166,142       --         --       175,642
                -------        -------    -------     ------     -------
                $ 9,500        356,549    105,000      5,400     476,449
                =======        =======    =======     ======     =======

      At June 30, 2004, 22 of AMLI's 41 wholly-owned stabilized communities are unencumbered.


7.    OTHER LIABILITIES

      Other liabilities reported in the accompanying consolidated balance sheets are as follows:

                                                  June 30,   December 31,
                                                   2004          2003
                                                 ---------   ------------
      Short-term working capital
       liabilities:
        Accrued interest payable . . . . . . .    $  1,963         1,732
        Accrued real estate taxes payable. . .      12,879        16,290
        Accrued general and administra-
          tive expenses. . . . . . . . . . . .       1,988           506
        Accrued community rental expenses. . .       6,192         6,455
                                                  --------      --------
                                                    23,022        24,983
                                                  --------      --------
      Other:
        Construction costs payable . . . . . .       1,052         2,673
        Security deposits and
          prepaid rents. . . . . . . . . . . .       4,087         4,116
        Interest rate swap liability . . . . .       1,096         1,883
        Accrued employee benefits. . . . . . .       1,992         3,585
        Other (1). . . . . . . . . . . . . . .       1,592           934
                                                  --------      --------
                                                     9,819        13,191
                                                  --------      --------
          Total. . . . . . . . . . . . . . . .    $ 32,841        38,174
                                                  ========      ========

  (1) In 2004 includes $667 deferred gain relating to the sale of AMLI at Spring Creek, which is anticipated to be recognized later in 2004 following completion of limited obligation in connection with the sale.

                      AMLI RESIDENTIAL PROPERTIES TRUST

8.    COMMUNITY RENTAL EXPENSES

      Rental expenses reported in the accompanying consolidated statements of operations for the three and six months ended June 30, 2004 and 2003, respectively, are as follows.

                              Three Months Ended        Six Months Ended
                                   June 30,                 June 30,
                             --------------------    --------------------
                               2004       2003         2004        2003
                             --------    --------    --------    --------

Personnel. . . . . . . . .   $  3,723       2,486       6,897       4,734
Advertising and promotion.        756         491       1,300         983
Utilities. . . . . . . . .      1,009         693       1,954       1,403
Building repairs and
  maintenance. . . . . . .      2,213       1,194       3,509       2,206
Landscaping and
  grounds maintenance. . .        887         566       1,261         940
Real estate taxes. . . . .      4,421       3,138       8,690       6,402
Insurance. . . . . . . . .        710         435       1,354         865
Property management fees .      1,024         694       1,955       1,376
Other rental expenses. . .        353         262         614         485
                             --------    --------    --------    --------
Total. . . . . . . . . . .   $ 15,096       9,959      27,534      19,394
                             ========    ========    ========    ========


9.    INCOME TAXES

      AMLI believes it qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to Federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. AMLI's current dividend payment level equals an annual rate of $1.92 per common share and AMLI anticipates that all dividends paid in 2004 will be fully taxable. AMLI expects that it will distribute at least 100% of its taxable income. AMLI anticipates that approximately 30%-60% of total dividends paid during 2004 will be characterized as income taxable at capital gains rates for Federal income tax purposes.


10.   SEGMENT REPORTING

      The Service Companies comprise a reportable segment following the Company's acquisition of their voting control as of December 31, 2002.

      The revenues, net operating income ("NOI"), funds from operations ("FFO") and assets for AMLI's reportable segments are summarized as follows:

                      AMLI RESIDENTIAL PROPERTIES TRUST

                              Three Months Ended        Six Months Ended
                                   June 30,                 June 30,
                             --------------------    --------------------
                               2004        2003        2004        2003
                             --------    --------    --------    --------
Segment revenues:
 Multifamily rental
  operations:
   Wholly-owned
     communities . . . . .   $ 33,369      22,591      63,567      44,769
   Co-investment
     communities at 100% .     32,903      42,893      65,671      84,024
                             --------    --------    --------    --------
                               66,272      65,484     129,238     128,793
 Service Companies'
  operations . . . . . . .     14,646      23,341      32,392      50,725
                             --------    --------    --------    --------
   Total segment revenues.     80,918      88,825     161,630     179,518
 Discontinued operations .      1,797       4,890       6,146       9,795
                             --------    --------    --------    --------
   Total revenues. . . . .   $ 82,715      93,715     167,776     189,313
                             ========    ========    ========    ========
NOI:
 Multifamily rental
  operations:
   Wholly-owned
     communities . . . . .   $ 18,273      12,632      36,033      25,375
   Co-investment
     communities at 100% .     18,893      24,897      38,396      49,439
                             --------    --------    --------    --------
                               37,166      37,529      74,429      74,814
 Service Companies'
  operations . . . . . . .       (248)        210        (410)        795
                             --------    --------    --------    --------
   Total segment EBIDTA. .     36,918      37,739      74,019      75,609
 Discontinued operations .        733       2,875       3,270       5,894
                             --------    --------    --------    --------
   Total EBIDTA. . . . . .     37,651      40,614      77,289      81,503

 Reconciling items to FFO:
   Reduce co-investment
     NOI to AMLI's share
     (1) . . . . . . . . .    (15,854)    (20,312)    (31,264)    (40,277)
   Other income. . . . . .        429         188         908         384
   Co-investment fee
     income. . . . . . . .        424         512         857         968
   Discontinued operations-
     other income. . . . .      --          --            309       --
   General and administra-
     tive expenses . . . .     (1,793)     (1,310)     (3,989)     (3,050)
   Interest expense and
     loan cost amortiza-
     tion (1). . . . . . .     (7,077)     (6,253)    (14,334)    (12,745)
   Prepayment penalty
     and write-off of
     unamortized deferred
     costs . . . . . . . .     (1,121)      --         (1,121)      --
   Gain on extinguishment
     of debt . . . . . . .      4,723       --          4,723       --
   Service Companies'
     depreciation -
     non-real estate . . .       (845)       (780)     (1,682)     (1,540)
   Service Companies
     - other . . . . . . .         38          18          63          (4)

                      AMLI RESIDENTIAL PROPERTIES TRUST

                              Three Months Ended        Six Months Ended
                                   June 30,                 June 30,
                             --------------------    --------------------
                               2004        2003        2004        2003
                             --------    --------    --------    --------
   Income taxes -
     Service Companies . .        522         303       1,016         458
   Impairment of an
     investment in a
     partnership . . . . .      --         (1,191)      --         (1,191)
                             --------    --------    --------    --------
 Consolidated FFO before
   minority interest . . .     17,097      11,789      32,775      24,506

 Reconciling items to
  net income:
   Depreciation -
     wholly-owned
     communities (1) . . .     (9,468)     (5,546)    (18,109)    (11,064)
   Depreciation -
     share of co-investment
     communities . . . . .     (2,609)     (3,116)     (5,199)     (6,236)
   Gains on sales of
     rental communities. .     40,025       --         40,025       --
   Share of gain on sale
     of a co-investment
     community . . . . . .      --          --          2,648       --
                             --------    --------    --------    --------
Income before minority
  interest . . . . . . . .     45,045       3,127      52,140       7,206
Minority interest (1). . .      2,741         199       3,117         570
                             --------    --------    --------    --------
Net income . . . . . . . .   $ 42,304       2,928      49,023       6,636
                             ========    ========    ========    ========


                                                  June 30,   December 31,
                                                    2004         2003
                                                 ----------  ------------
Segment assets:
  Multifamily rental communities:
    Wholly-owned . . . . . . . . . . . . . . .   $1,090,699     1,034,448
    Co-investments . . . . . . . . . . . . . .    1,139,174     1,156,800
                                                 ----------    ----------
      Total multifamily. . . . . . . . . . . .    2,229,873     2,191,248

  Service Companies' assets. . . . . . . . . .       43,489        68,777
  Non-segment assets . . . . . . . . . . . . .       17,314        53,639
                                                 ----------    ----------
      Total. . . . . . . . . . . . . . . . . .    2,290,676     2,313,664

Reconciling items to total assets:
  Reduce co-investment communities
    to AMLI's share (2). . . . . . . . . . . .   (1,005,533)   (1,009,509)
  Accumulated depreciation
    - wholly-owned . . . . . . . . . . . . . .     (134,938)     (140,821)
                                                 ----------    ----------
      Total assets . . . . . . . . . . . . . .   $1,150,205     1,163,334
                                                 ==========    ==========

      (1)   Includes discontinued operations.

      (2) Represents amount required to reduce co-investment communities to AMLI's share from partnerships.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      AMLI does not derive any of its consolidated revenues from foreign countries and does not have any major customers that individually account for 10% or more of AMLI's consolidated revenues.

11.   RELATED PARTY TRANSACTIONS

      During the three and six months ended June 30, 2004 and 2003, AMLI accrued or paid to partnerships $26 and $60, respectively, and $42 and $79, respectively, interest on short-term investments made by the partnerships. AMLI and the Service Companies earned and received from partnerships other income as follows:

                              Three Months Ended        Six Months Ended
                                   June 30,                 June 30,
                             --------------------    --------------------
                               2004        2003        2004        2003
                             --------    --------    --------    --------

Property management fees .   $  1,290       1,725       2,565       3,360
Asset management fees. . .        162         223         328         427
Development fees . . . . .        262         408         529         750
General contractor fees. .         94         240         200         733
Promoted interest. . . . .        207         146         461         271
Interest on notes and
  advances to affiliates .         18         238         312         342
                             ========    ========    ========    ========

      In addition, during the three and six months ended June 30, 2004 and 2003, total revenues of $745 and $1,516, respectively, and $1,086 and $1,920, respectively, were generated from leases of apartment homes of co-investment communities through ACH.

      In September 2002, AMLI entered into an agreement with an affiliate of one of AMLI's Executive Vice Presidents to test and possibly implement a software application developed by this entity, in which AMLI has no ownership interest. AMLI's maximum commitment under this agreement is $300. AMLI is entitled to share in any proceeds from the successful marketing and sale of this software application to third parties. On July 10, 2003, AMLI was named as beneficiary to a software sale agreement, pursuant to which AMC will receive a minimum of $1,000 and a maximum of $1,500 in royalties over the five-year period ending December 31, 2007, less its $150 share of costs. Through June 30, 2004 no income or loss has been recognized as a result of this agreement. AMC anticipates recognizing royalty income starting in 2005 or 2006 as it is earned over the remaining term of the agreement.

      On July 28, 2003, the Compensation Committee of AMLI's board of trustees approved the payment of compensation in the amount of approximately $1,200 to terminate the participation of all but five senior officers in AMLI's Performance Incentive Plan (the "Incentive Plan"). By redeeming for cash the Incentive Plan interests of the 43 employees who are not the five most senior officers, AMLI improved the transparency of its compensation plans, reduced the exposure to earnings and liability volatility that results from the "mark-to-market" accounting used to account for benefits payable under the Incentive Plan, and rewarded key employees for their performance in a difficult operating environment. Of the total $1,906 Incentive Plan liability at December 31, 2003, all but $695 relating to the interests of the five senior officers was paid to Incentive Plan participants in January 2004. The remaining liability has been valued as approximately $770 at June 30, 2004, which amount is included in accrued employee benefits in the accompanying consolidated balance sheet as of that date.

                      AMLI RESIDENTIAL PROPERTIES TRUST

12.   COMMITMENTS AND CONTINGENCIES

      LETTERS OF CREDIT AND GUARANTEES

      At June 30, 2004, AMLI is contingently liable with respect to $7,922 in bank letters of credit issued to secure commitments made in the ordinary course of business by AMLI and its co-investment partnerships. Of these amounts, AMLI anticipates that its contingent liabilities under all but approximately $4,400 of the bank letters of credit will expire in 2004 as criteria are achieved (see note 6).

      At June 30, 2004, AMLI is contingently liable with respect to guarantees issued to secure undertakings made by various unconsolidated affiliates, including the guaranty of $12,368 of the construction financing for AMLI's 30% owned AMLI Downtown community. AMLI anticipates that no such contingent liability will be realized, and that the various letters of credit and guarantees will eventually expire. AMLI has computed the aggregate fair value of all such letters of credit and guarantees and estimates their fair value to be less than $200.


13.   SUBSEQUENT EVENTS

      On July 19, 2004, AMLI received the net proceeds of a new $45,000 loan secured by a first mortgage on the previously unencumbered AMLI at Riverbend community. The 4.85% interest rate is fixed for the first nine years of this ten-year loan, which provides for level monthly payments of principal and interest based on thirty-year amortization through July 2013 and variable payments of principal and interest thereafter until maturity, when the remaining principal balance is due.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements of Amli Residential Properties Trust ("AMLI" or the "Company") as of June 30, 2004 and December 31, 2003 and for the three and six months ended June 30, 2004 and 2003. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. The discussion should also be read in conjunction with the financial statements and notes thereto and the critical accounting policies and estimates included in AMLI's December 31, 2003 Annual Report in Form 10-K filed with the Securities and Exchange Commission. The terms "we", "us" or "our" when used in this discussion and analysis mean AMLI or the Company. Dollars are in thousands, except share data, rental rates and expenditures per unit.

OVERVIEW

     As of June 30, 2004, AMLI owned an approximate 94% general partnership interest in AMLI Residential Properties, L.P. (the "Operating Partnership"), which holds the operating assets of the Company. The 6% not owned by AMLI is owned by the limited partners that hold Operating Partnership units ("OP Units") which are convertible into common shares of AMLI on a one-for-one basis, subject to certain limitations. At June 30, 2004, AMLI owned 29,266,652 OP Units (including 3,925,000 Preferred OP Units) and the limited partners owned 1,707,118 OP Units. AMLI has qualified, and anticipates continuing to qualify, as a real estate investment trust ("REIT") for Federal income tax purposes.

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

CO-INVESTMENT

     Because AMLI has differentiated itself from other publicly-owned multifamily residential REIT's in the manner and to the extent it conducts its business through partnerships with institutional investors, the following condensed combined financial information for AMLI and its partnerships at June 30, 2004, as shown below, is presented as supplementary information intended to provide a better understanding of AMLI's financial position.

     The information presented in the following table includes the unconsolidated partnerships at 100%.

                                                               AMLI and
                             Consolidated  Unconsolidated   Unconsolidated
                                 AMLI       Partnerships     Partnerships
                               ("GAAP")       at 100%          at 100%
                             ------------  --------------   --------------
Rental communities . . . . .  $1,054,060         977,704        2,031,764
Accumulated depreciation . .    (130,897)       (121,468)        (252,365)
                              ----------      ----------       ----------
                                 923,163         856,236        1,779,399
Rental communities held
  for sale, net of accumu-
  lated depreciation . . . .      14,138           --              14,138
Land and rental communities
  under development. . . . .      18,460         161,470          179,930
Investments in partner-
  ships. . . . . . . . . . .     133,641        (133,641)           --
Other, net . . . . . . . . .      21,837          (6,218)          15,619
                              ----------      ----------       ----------
                               1,111,239         877,847        1,989,086

Debt - AMLI's share. . . . .    (476,449)       (217,859)        (694,308)
Debt - partners' share . . .       --           (374,585)        (374,585)
                              ----------      ----------       ----------
Total net assets . . . . . .     634,790         285,403          920,193
Partners' share of net
  assets . . . . . . . . . .       --           (285,403)        (285,403)
                              ----------      ----------       ----------
AMLI's share of net assets .  $  634,790           --             634,790
                              ==========      ==========       ==========

      The information presented in the following table includes AMLI's proportionate share of unconsolidated partnerships.

                               Consolidated                    AMLI and
                                   AMLI        Share of        Share of
                                 ("GAAP")     Partnerships    Partnerships
                               ------------  -------------   -------------
Rental communities . . . . . .  $1,054,060        352,721       1,406,781
Accumulated depreciation . . .    (130,897)       (42,219)       (173,116)
                                ----------     ----------      ----------
                                   923,163        310,502       1,233,665
Rental communities held
  for sale, net of accumu-
  lated depreciation . . . . .      14,138          --             14,138
Land and rental communities
  under development. . . . . .      18,460         38,603          57,063
Investments in partnerships. .     133,641       (133,641)          --
Other, net . . . . . . . . . .      21,837          2,395          24,232
                                ----------     ----------      ----------
                                 1,111,239        217,859       1,329,098

Debt - AMLI's share. . . . . .    (476,449)      (217,859)       (694,308)
                                ----------     ----------      ----------
AMLI's share of net assets . .  $  634,790          --            634,790
                                ==========     ==========      ==========

      Details of the differences between AMLI's aggregate investment in partnerships and its aggregate share of equity as recorded on the books of these partnerships, net of accumulated amortization, are as follows at June 30, 2004:

            AMLI's share of equity in
              partnerships . . . . . . . . . . . . .      $127,114
            Negative investment balances
              presented in other liabilities . . . .         6,126
            Capitalized interest . . . . . . . . . .         4,794
            Eliminated fees. . . . . . . . . . . . .        (5,408)
            Eliminated construction profits. . . . .        (1,605)
            Other comprehensive loss . . . . . . . .        (1,027)
            Other, net . . . . . . . . . . . . . . .         3,647
                                                          --------
            Total investments in partnerships. . . .      $133,641
                                                          ========


RESULTS OF COMMUNITY OPERATIONS

GENERAL

      At June 30, 2004, AMLI owned interest in 73 stabilized communities containing 27,120 apartment homes, three communities in lease up containing 1,200 apartment homes and two communities under development which will contain 654 apartment homes. Stabilized communities are communities that are fully completed and have, in the opinion of management, completed their initial lease-up. The two communities under development are not generating NOI. Forty-two of the communities are wholly-owned and their operating results are reflected in AMLI's consolidated statements of operations under rental operations as well as under income from discontinued operations. Thirty-four are owned in partnerships, and AMLI's share of operating results are included in income from partnerships.

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

      Community rental expenses comprise that portion of total expenses that include amounts reported as personnel, advertising and promotion, utilities, building repairs and maintenance and services, landscaping and grounds maintenance, real estate taxes, insurance, property management fees, and other expenses, and such amounts as may be included in discontinued operations. Community rental expenses exclude losses from sales or valuation of land, expenses of the Service Companies, general and administrative expenses, interest, income taxes, depreciation and amortization.

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

WHOLLY-OWNED COMMUNITIES

      For the six months ended June 30, 2004, NOI from wholly-owned communities increased by $8,034, or 25.7%, from the same period a year ago, which was primarily attributable to a $15,149, or 27.8%, increase in rental
revenues.   The increase resulted from NOI generated from acquisition
communities (including acquisition of our partners' interest in the communities) and communities in lease-up, reduced in part by NOI lost from a community under rehab and from sold communities. NOI from 10,593 apartment homes included in Same Store communities decreased slightly by $320, or 1.3%.

      Rental revenues, rental expenses and NOI from wholly-owned communities for the six months ended June 30, 2004 and 2003 are summarized as follows:
                                        Six Months Ended
                                            June 30,
                                     ---------------------      Increase
                                       2004         2003       (Decrease)
                                     --------      -------     ---------
Total Wholly-Owned Community
Rental Revenues
----------------------------
 Same Store communities. . . . .     $ 43,255       43,500          (245)
 Acquired from/contributed to
   partnerships. . . . . . . . .       15,055        --           15,055
 New communities . . . . . . . .        1,552          598           954
 Acquisition communities . . . .        3,937        --            3,937
 Communities under rehab . . . .        1,619        1,743          (124)
 Communities sold. . . . . . . .        4,295        8,723        (4,428)
                                     --------      -------       -------
    Total. . . . . . . . . . . .       69,713       54,564        15,149
    Discontinued operations. . .       (6,146)      (9,795)        3,649
                                     --------      -------       -------
    Continuing operations. . . .     $ 63,567       44,769        18,798
                                     ========      =======       =======

                                        Six Months Ended
                                            June 30,
                                     ---------------------      Increase
                                       2004         2003       (Decrease)
                                     --------      -------     ---------
Total Wholly-Owned
Community Rental Expenses
-------------------------
 Same Store communities. . . . .     $ 18,924       18,849            75
 Acquired from/contributed to
   partnerships. . . . . . . . .        6,078        --            6,078
 Net communities . . . . . . . .          656          398           258
 Acquisition communities . . . .        2,019        --            2,019
 Communities under rehab . . . .          747          611           136
 Communities sold. . . . . . . .        1,986        3,437        (1,451)
                                     --------      -------       -------
    Total. . . . . . . . . . . .       30,410       23,295         7,115

    Discontinued operations. . .       (2,876)      (3,901)        1,025
                                     --------      -------       -------
    Continuing operations. . . .     $ 27,534       19,394         8,140
                                     ========      =======       =======

Total Wholly-Owned
Community NOI
-------------------
 Same Store communities. . . . .     $ 24,331       24,651          (320)
 Acquired from/contributed to
   partnerships. . . . . . . . .        8,977        --            8,977
 New communities . . . . . . . .          896          200           696
 Acquisition communities . . . .        1,918        --            1,918
 Communities under rehab . . . .          872        1,132          (260)
 Communities sold. . . . . . . .        2,309        5,286        (2,977)
                                     --------      -------       -------
    Total. . . . . . . . . . . .       39,303       31,269         8,034
    Discontinued operations. . .       (3,270)      (5,894)        2,624
                                     --------      -------       -------
    Continuing operations. . . .     $ 36,033       25,375        10,658
                                     ========      =======       =======

Reconciliation of Income
from Rental Operations
------------------------
 Community rental revenues (1) .     $ 69,713       54,564        15,149
 Community rental expenses (1) .      (30,410)     (23,295)       (7,115)
                                     --------      -------       -------
 Community NOI (1) . . . . . . .       39,303       31,269         8,034

 Income from discontinued
   operations. . . . . . . . . .       (3,270)      (5,894)        2,624
 Income from partnerships. . . .        1,933        2,926          (993)
 Depreciation. . . . . . . . . .      (17,741)      (9,290)       (8,451)
                                     --------      -------       -------
 Income from rental operations
   (excluding discontinued
   operations) . . . . . . . . .     $ 20,225       19,011         1,214
                                     ========      =======       =======

  (1)  Including discontinued operations.

CO-INVESTMENT COMMUNITIES

     For the six months ended June 30, 2004, NOI from co-investment communities decreased by $11,042, or 22.3%, from the same period a year ago, which was primarily attributable to an $18,352, or 21.8%, decrease in rental revenues. Revenues lost from sold communities, including communities acquired by AMLI, exceeded revenues generated by acquisition and development activities. NOI from 9,879 apartment homes included in same store communities decreased by $921, or 2.7%.

     Rental revenues, rental expenses and NOI from co-investment communities at 100% for the six months ended June 30, 2004 and 2003 are summarized as follows:

                                        Six Months Ended
                                            June 30,
                                     ---------------------      Increase
                                       2004         2003       (Decrease)
                                     --------      -------     ---------
Total Co-investment Community
Rental Revenues
-----------------------------
 Same Store communities. . . . .     $ 55,575       55,716          (141)
 Acquired from/contributed to
   partnerships. . . . . . . . .            4       15,243       (15,239)
 New communities . . . . . . . .        7,207        5,226         1,981
 Development and lease-up
   communities . . . . . . . . .        2,536          596         1,940
 Communities sold. . . . . . . .          349        7,242        (6,893)
                                     --------      -------       -------
    Total. . . . . . . . . . . .     $ 65,671       84,023       (18,352)
                                     ========      =======       =======

Total Co-Investment Community
Rental Expenses
-----------------------------
 Same Store communities. . . . .     $ 22,534       21,754           780
 Acquired from/contributed to
   partnerships. . . . . . . . .          (26)       6,248        (6,274)
 New communities . . . . . . . .        2,767        2,562           205
 Development and lease-up
   communities . . . . . . . . .        1,785          667         1,118
 Communities sold. . . . . . . .          215        3,354        (3,139)
                                     --------      -------       -------
    Total. . . . . . . . . . . .     $ 27,275       34,585        (7,310)
                                     ========      =======       =======

Total Co-Investment
Community NOI
-------------------
 Same Store communities. . . . .     $ 33,041       33,962          (921)
 Acquired from/contributed to
   partnerships. . . . . . . . .           30        8,995        (8,965)
 New communities . . . . . . . .        4,440        2,664         1,776
 Development and lease-up
   communities . . . . . . . . .          751          (71)          822
 Communities sold. . . . . . . .          134        3,888        (3,754)
                                     --------      -------       -------
    Total. . . . . . . . . . . .     $ 38,396       49,438       (11,042)
                                     ========      =======       =======

                                        Six Months Ended
                                            June 30,
                                     ---------------------      Increase
                                       2004         2003       (Decrease)
                                     --------      -------     ---------
Reconciliation of Share of
Income from Partnerships
--------------------------
  Community rental revenues. . .     $ 65,671       84,023       (18,352)
  Community rental expenses. . .      (27,275)     (34,585)        7,310
                                     --------      -------       -------
  Community NOI. . . . . . . . .       38,396       49,438       (11,042)

  Other income . . . . . . . . .          268           85           183
  Other expenses . . . . . . . .         (671)        (798)          127
  Interest expense and
    amortization . . . . . . . .      (19,899)     (20,059)          160
  Depreciation . . . . . . . . .      (14,988)     (19,294)        4,306
                                     --------      -------       -------
  Net income before sale of
    a rental community . . . . .        3,106        9,372        (6,266)
                                     --------      -------       -------

  Sale of a rental community . .       38,400        --           38,400
  Cost of a rental community
    sold . . . . . . . . . . . .      (28,962)       --          (28,962)
                                     --------      -------       -------
  Gain on sale of a rental
    community. . . . . . . . . .        9,438        --            9,438
                                     --------      -------       -------

  Net income . . . . . . . . . .     $ 12,544        9,372         3,172
                                     ========      =======       =======

  Net income before gain on
    sale of a rental community .     $  3,106        9,372        (6,266)

  Co-investment partners'
    share of net income before
    gain on sale of a rental
    community. . . . . . . . . .        1,173        6,446        (5,273)
                                     --------      -------       -------
  AMLI's share of income from
    partnerships . . . . . . . .        1,933        2,926          (993)
                                     --------      -------       -------
  Gain on sale of a rental
    community. . . . . . . . . .        9,438        --            9,438
  Co-investment partner's
    share of gain on sale of
    a rental community . . . . .        7,078        --            7,078
                                     --------      -------       -------
  AMLI's share of gain on sale
    of a rental community (1). .        2,360        --            2,360
                                     --------      -------       -------
  Share of NOI - co-investment
    partners . . . . . . . . . .        8,251        6,446         1,805
  Share of NOI - AMLI. . . . . .        4,293        2,926         1,367
                                     --------      -------       -------
  Net income . . . . . . . . . .     $ 12,544        9,372         3,172
                                     ========      =======       =======

  (1) AMLI's share of gain on sale reported in the consolidated statement of operations for the six months ended June 30, 2004 includes $288 of deferred gain recorded on AMLI's books recognized to income upon sale of the community.


ACQUISITIONS

      During 2003 and 2004 AMLI acquired interests it did not already own in nine rental communities from six partners, four communities from third parties and one community from the Service Companies as follows:


                                    Percentage                       Debt
                          Year       Interest         Price         Assumed/
Community               Acquired     Acquired         Paid          Obtained       Partner
---------               --------    ----------      ---------       ---------      ----------
AMLI:
  at Verandah              2003            65%       $  6,230         10,382       Private investor
  at Castle Creek          2003            60%         14,070          --          Endowment Realty Investors
  Creekside                2003            75%         13,790          --          Endowment Realty Investors
  at Regents Crest         2003            75%         17,826         10,974       Endowment Realty Investors
  on Spring Mill           2003           100%         29,331          --          Prudential Insurance Company
  at Oakhurst North        2003            75%         37,083          --          Prudential Insurance Company
  at Danada Farms          2003            90%         41,890         20,947       Ohio State Teachers Retirement
                                                                                     System
  at Oak Bend              2003            60%          3,896         10,847       Flormont, Inc.
  on Timberglen            2004            60%          2,575          3,688       Private investor
                                                     --------        -------
                                                      166,691 (1)     56,838 (1)
                                                     --------        -------
  Knox-Henderson           2003            100%        17,900          --
  at Walnut Creek (2)      2004            100%        32,750          --
  at Ibis                  2004            100%        24,675          --
  on Eldridge Parkway      2004            100%        48,000         32,709 (3)
  on the Fairway           2004            100%        23,405          --
                                                     --------        -------
                                                      146,730         32,709
                                                     --------        -------
    Total                                            $313,421         89,547
                                                     ========        =======


   (1)      Represents the price paid for partners' interests acquired and share of the related debt assumed by AMLI.

   (2)      Acquired from the Service Companies on March 31, 2004.

   (3)      First mortgage loan closed on May 26, 2004 subsequent to the date of acquisition.



COMMUNITIES UNDER DEVELOPMENT OR IN LEASE-UP AND LAND HELD FOR DEVELOPMENT OR SALE

      COMMUNITIES UNDER DEVELOPMENT OR IN LEASE-UP

      During the construction period, interest and real estate taxes incurred and amortization of deferred costs relating to communities under development are capitalized.  Total estimated completion costs include cost of initial lease-up, some of which will be expensed.  At June 30, 2004, AMLI had interests in six communities under development or in lease-up including three owned in partnerships, as follows:

                                                             TOTAL        TOTAL                          AMLI'S
                                                          CAPITALIZED   ESTIMATED             AMLI'S    REMAINING
COMMUNITY                                         NUMBER    THROUGH     COSTS UPON            SHARE OF   EQUITY
(AMLI's ownership                                   OF      JUNE 30,    COMPLETION            REQUIRED   COMMIT-
percentage)                  LOCATION             UNITS       2004         (1)        DEBT    EQUITY      MENT
-----------------            --------             ------  ------------  ----------   -------  --------- ---------
Communities Substantially Completed and in Lease-Up:
 AMLI:
  at Walnut Creek (100%)     Austin, TX             460    $ 30,452       31,000       --       31,000       167
  at Seven Bridges (20%)     Woodridge, IL          520      79,766       83,000      51,000     6,400       255
                                                  -----    --------     --------     -------   -------   -------
                                                    980     110,218      114,000      51,000    37,400       422
                                                  -----    --------     --------     -------   -------   -------

Communities under Development:
 AMLI:
  at La Villita (100%)       Las Colinas, TX        360       3,354       25,575       --       25,575    22,221
  Downtown (30%)             Austin, TX             220      44,478       50,920      30,920     6,000     --
  at Museum Gardens (25%)    Vernon Hills, IL       294      37,226       61,571(2)   37,000     5,819        37
                                                  -----    --------     --------     -------   -------   -------
     Total partnerships                             874      85,058      138,066      67,920    37,394    22,258
                                                  -----    --------     --------     -------   -------   -------

Communities Being Developed for Sale by the Service Companies:
  Old Town Carmel (100%)     Carmel, IN              91       9,676       11,606       --       11,606       682
                                                  -----    --------      -------     -------   -------   -------
        Total                                     1,945    $204,952      263,672     118,920    86,400    23,362
                                                  =====    ========      =======     =======   =======   =======


 (1)  Includes certain costs expensed for financial reporting purposes and, in the case of Old Town Carmel, additional capitalized interest and other costs recorded by AMLI.

 (2)  Of this total development costs, approximately $1,300 is anticipated to be funded from net operating income from the community during the lease-up period.



     LAND HELD FOR DEVELOPMENT OR SALE

     AMLI expenses interest carry on land parcels not currently under development.  AMLI evaluates the value of land parcels held for development or sale and provides an allowance for loss if it has determined that the fair value is less than the carrying amount.  At June 30, 2004 and December 31, 2003, the Service Companies' land held for sale is included in Service Companies' assets in AMLI's consolidated balance sheets.  At June 30, 2004, AMLI's land held for future development or sale is as follows:

                                                                                                        CARRYING
                                                                                                         VALUE,
                                                                                       TOTAL COSTS       NET OF
                                                                                       CAPITALIZED     ALLOWANCE
                                                              NUMBER     POTENTIAL      THROUGH       FOR LOSS AT
                                                                OF       NUMBER OF      JUNE 30,         JUNE 30,
                                        LOCATION              ACRES       UNITS           2004            2004
                                        --------              ------     ---------     -----------    ------------
Land held for development
  or sale                               Texas and
                                        Kansas                  103         1,570          $16,477         15,106

Service Companies' land held
  for sale                              Carmel, IN and
                                        Ft. Worth, TX           154           --            13,680         12,433
                                                                ---         -----          -------         ------
    Total                                                       257         1,570          $30,157         27,539
                                                                ===         =====          =======         ======
















      DISPOSITIONS

      AMLI sells communities which no longer meet AMLI's investment objectives.  The proceeds from such sales are typically invested in the acquisition or development of new communities as a way to continually improve the quality of its portfolio and increase the potential for growth in NOI.  Pursuant to SFAS 144, beginning in 2002, dispositions of wholly-owned communities are reported as discontinued operations.  Gains on sales of wholly-owned communities are also reported as discontinued operations.  Dispositions of co-investment communities are not discontinued operations.  Gains on sales of co-investment communities are shown net of disposition fees and promoted interests paid to AMLI by such partnerships.  The table below summarizes the rental communities sold during 2003 and 2004:
                                                                       COSTS
                                                     YEAR              BEFORE
                                          NUMBER   ACQUIRED/   DATE    DEPRE-     SALE        NET
COMMUNITY             LOCATION           OF UNITS  DEVELOPED   SOLD    CIATION    PRICE     PROCEEDS     GAIN
---------             --------           --------  --------- --------  --------  --------   --------   --------
WHOLLY-OWNED:
AMLI at:
 Town Center          Overland Park, KS       156     1997   12/29/03    13,698    14,750    14,304(1)    3,355
 Centennial Park      Overland Park, KS       170     1998   12/29/03    16,982    17,600    17,008(1)    2,333
 Spring Creek         Atlanta, GA           1,180    1985/86
                                                      87/89   4/14/04    61,850    80,820    80,272      39,714(2)
 Verandah             Arlington, TX           538     2003    5/17/04    23,943    28,300    27,788       5,034
                                            -----                      --------   -------   -------     -------
    Total wholly-owned                      2,044                       116,473   141,470   139,372      50,436
                                            -----                      --------   -------   -------     -------

CO-INVESTMENTS
(AMLI's ownership
percentage):
AMLI at:
 Willeo Creek (30%)   Roswell, GA             242     1995    8/21/03    16,174    19,500    18,965       5,950
 Fossil Creek (25%)   Ft. Worth, TX           384     1998   10/15/03    22,027    27,500    27,002       9,223
 Park Bridge (25%)    Alpharetta, GA          352     2000   12/23/03    24,719    33,000    32,328       9,941
 Wells Branch (25%)   Austin, TX              576     1999    1/21/04    34,343    38,400    37,964       9,438
                                            -----                      --------   -------   -------     -------
    Total partnerships                      1,554                        97,263   118,400   116,259      34,552
                                            -----                      --------   -------   -------     -------
    Total                                   3,598                      $213,736   259,870   255,631      84,988
                                            =====                      ========   =======   =======     =======

  (1)  Includes a $28,530 purchase money note received for the sale of these communities.  The note was collected on February 23, 2004.

  (2)  Includes a $4,723 gain attributable to extinguishment of debt.  Excludes a total of $667 deferred gain at
       June 30, 2004 which is anticipated to be recognized later in 2004 following completion of AMLI's construction obligations with this 1,180-apartment home community.

SAME STORE COMMUNITIES - COMBINED

      For purposes of this discussion and analysis, 100% of the results of operations of AMLI's co-investment communities is combined with AMLI's wholly-owned communities. As of June 30, 2004, 23,598 apartment homes, or 87.0% of the total apartment homes in AMLI's stabilized communities, were categorized as same store communities, of which 10,593 were wholly-owned, 9,879 were owned in partnerships and 3,126 apartment homes were previously co-investment communities and became wholly-owned after January 1, 2003. The following commentary is based primarily on an analysis of AMLI's same store portfolio since the operating results of stabilized communities owned over comparable periods generally provide a better perspective of market conditions affecting AMLI's portfolio. Combined same store community rental income for the second quarter of 2004 totaled $52,630, or 92.1% of total community revenues, which was $57,146. Combined same community rental revenues for the six months ended June 2004 totaled $105,209, or 92.4%, of the total community revenues, which was $113,889. The difference is attributable to other community revenues, which includes ancillary services revenues and rental-related fees. Note that occupancy changes are disclosed in absolute terms, and economic data is as of May 2004.

RENTAL INCOME

      For the second quarter 2004 compared to the same quarter a year ago, rental income declined 1.5%. The change was attributable to a 3.2% decline in collected rent per occupied unit, which was somewhat offset by a 1.5% increase in occupancy. Sequentially, portfolio-wide rental income for the current quarter compared to the first quarter 2003 increased by 0.1%. Rental income increased slightly as a result of an increase in occupancy in six of eight markets and flat to increasing collected rent per occupied unit in four of our eight markets. Overall, collected rent per occupied unit and occupancy were flat and up slightly, by 0.0% and 0.1%, respectively. For the six months ended June 30, 2004 compared to a year ago, rental income declined 1.1%. The change was attributable to a 3.9% decline in collected rent per occupied unit, which was partially offset by a 2.5% increase in occupancy.

OCCUPANCY

      The following chart shows weighted average physical occupancy, calculated on the average of each day's physical occupancy during the month, for all same store communities for each of AMLI's markets and for the AMLI portfolio in total:

                DAILY WEIGHTED AVERAGE OF PHYSICAL OCCUPANCY
                           SAME STORE COMMUNITIES

                                                 Quarter Ended
                                       --------------------------------
                                            2004              2003
                                       ---------------  ---------------
                                       Jun 30   Mar 31   Jun 30  Mar 31
                                       ------   ------   ------  ------
      Dallas . . . . . . . . . . . .    91.2%    92.5%    91.3%   87.9%
      Atlanta. . . . . . . . . . . .    93.9%    93.6%    92.0%   91.4%
      Austin . . . . . . . . . . . .    92.3%    91.4%    91.2%   91.7%
      Houston. . . . . . . . . . . .    92.2%    94.6%    91.0%   89.0%
      Indianapolis . . . . . . . . .    92.6%    91.8%    91.2%   89.4%
      Kansas City. . . . . . . . . .    93.1%    92.7%    90.6%   89.4%
      Chicago. . . . . . . . . . . .    94.6%    93.0%    92.1%   88.6%
      Denver . . . . . . . . . . . .    92.6%    90.5%    86.2%   82.7%
                                       ------   ------   ------  ------
      Total portfolio (1). . . . . .    92.7%    92.6%    91.2%   89.1%
                                       ======   ======   ======  ======

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

      The following chart shows weighed average collected total revenues per occupied apartment home for AMLI's same store communities for each of AMLI's markets and for the AMLI portfolio in total:

                   WEIGHTED AVERAGE TOTAL REVENUES EARNED
                         PER OCCUPIED APARTMENT HOME
                           SAME STORE COMMUNITIES

                                                 Quarter Ended
                                       --------------------------------
                                            2004              2003
                                       ---------------  ---------------
                                       Jun 30   Mar 31   Jun 30  Mar 31
                                       ------   ------   ------  ------
      Dallas . . . . . . . . . . . .   $  817      811      834     847
      Atlanta. . . . . . . . . . . .      873      863      883     883
      Austin . . . . . . . . . . . .      776      775      819     823
      Houston. . . . . . . . . . . .    1,031    1,022    1,063   1,068
      Indianapolis . . . . . . . . .      795      794      816     816
      Kansas City. . . . . . . . . .      808      801      820     813
      Chicago. . . . . . . . . . . .    1,063    1,058    1,100   1,112
      Denver . . . . . . . . . . . .      938      951    1,028   1,038
                                       ------   ------   ------  ------
      Total portfolio (1). . . . . .   $  870      865      896     902
                                       ======   ======   ======  ======

     (1) Calculated by taking the simple average of the monthly average total revenues. Each month's calculation is made by dividing that month's accrual basis rental and other income (total community revenues) by the weighted average number of apartment homes occupied during the month.


MARKETS

     The following provides commentary about each of AMLI's markets. Statistical information relates to same store communities, including wholly-owned and co-investment communities at 100%, for the three and six months ended June 30, 2004, compared to actual rental income for the three and six months ended June 30, 2003.

     DALLAS rental income for the second quarter 2004 was down 2.3% compared to the second quarter 2003. Occupancy decreased slightly, by 0.1%, year over year and collected rent per occupied unit was down 2.2%. On a sequential basis, rental income decreased by 1.2% which was primarily due to a decrease in occupancy of 1.3%. Collected rent per occupied unit has started to increase this year, up 0.4% versus the first quarter of 2004. Rental income for the six months ended June 2004 decreased by 0.9% compared to 2003, as collected rent per occupied unit decreased by 3.4%. The decline in rents was offset by an increase in occupancy, which was up 2.3% year over year. After nearly two and a half years of losing jobs when measured on a year over year basis, the DF/W metroplex added 11,700 jobs in the trailing 12 months ended May 2004. Job growth will need to accelerate in the future year to help absorb the relatively high permit activity that remains in this market as 10,856 permits have been issued (2.0% of existing stock) for the year ending May 2004.

     ATLANTA rental income for the second quarter 2004 declined 0.1% compared to the second quarter 2003, driven by a 2.2% decline in collected rent per occupied unit which was mostly offset by a 1.9% increase in occupancy. On a sequential basis, rental income for the current quarter increased by 0.6% compared to the first quarter 2004 as both occupancy and collected rent per occupied unit increased by 0.3% this quarter. Rental income for the six months ended June 2004 declined slightly, by 0.9%, compared to 2003, driven by a 3.0% decline in collected rent per occupied unit. This decline was mostly offset by a 2.1% increase in occupancy. The challenge in Atlanta remains absorption of new supply, with 12,849 units permitted for the year ending May 2004, which represents a 3.5% increase to the existing apartment stock. Encouraging news in Atlanta is that job growth has turned positive. For the year ending May 2004, employment posted a gain of 18,500 jobs, or a modest 0.9% growth rate, compared to net job loss for the same period of a year ago.

     AUSTIN rental income for the second quarter 2004 declined 5.2% compared to the second quarter of 2003 due to a decrease in collected rent per occupied unit of 6.2%, which was slightly offset by an increase in occupancy of 1.1%. On a sequential basis compared to the first quarter, rental income was flat as occupancy was up 0.9%, and collected rent per occupied unit was down by 0.9%. Rental income for the six months ended June 2004 declined 6.0% compared to 2003 due to a decrease in collected rent per occupied unit of 6.2% and a slight increase in occupancy of 0.4%. Austin continues to struggle with absorption as approximately 4,982 new units have been completed in the past twelve months. Fortunately, permit activity continues to decline as 1,672 permits (1.1% of existing stock) were issued for the year ending May 2004, a decrease of 70% from the same period a year ago. At the same time, job growth appears to be taking hold in this market as 2,800 jobs were added in the previous twelve months as of May 2004.

     HOUSTON rental income decreased by 2.5% in the second quarter of 2004 compared to the second quarter of 2003. Collected rent per occupied unit fell 3.7% while occupancy increased by 1.2%. On a sequential basis, rental income for the current quarter also decreased by 2.7%, over the previous quarter, driven by a 2.4% decrease in occupancy. Collected rent per occupied unit continued to trend down, albeit at a slower pace than previous quarters, falling 0.3% this quarter. Rental income declined by 0.9% for the six months ended June 2004 compared to the same period in 2003. Collected rent per occupied unit fell 4.5% which was offset by an increase in occupancy of 3.4%. Houston will be faced with challenging supply fundamentals as permit activity remains high with 12,836 permits (2.8% of existing stock) issued for the year ending May 2004. On the demand side, Houston is beginning to show signs of a strong rebound as the economy improves, as this market registered an increase of approximately 1,600 jobs for the twelve months ended May 2004.

     INDIANAPOLIS rental income for the second quarter 2004 fell by 0.5% compared to the same quarter a year ago as a result of a 1.8% decrease in collected rent per occupied unit which was offset by an increase in occupancy of 1.5%. Sequentially, rental income for the current quarter increased by 1.1% as occupancy increased by 0.8% and collected rent per occupied unit was flat. Rental income for the six months ended June 2004 was down slightly, by 0.1%, compared to a year ago as a result of a 1.8% decrease in collected rent per occupied unit, which was mostly offset by an increase in occupancy of 1.9%. Demand and supply fundamentals in Indianapolis continue to be a concern. The BLS reported job growth to be essentially flat (loss of 300 jobs) for the year ending May 2004. In addition, 2,473 multifamily permits have been authorized over the past year, which is a 7.1% decrease from the same period of a year ago, and represents a 2.0% increase to the existing apartment stock.

     KANSAS rental income for the second quarter 2004 increased 0.1%, compared to the same period a year ago due to an increase of 2.5% in occupancy, which was mostly offset by a decrease in collected rent per occupied unit of 2.5%. In addition, after a sequential drop of 0.5% in collected rent per occupied unit last quarter, it was up 0.3% this quarter.

Kansas rental income for the six months ended June 2004 was the only one of the eight cities to improve, increasing 0.4% compared to a year ago. While collected rent per occupied unit decreased by 2.7%, it was offset by an increase in occupancy by 2.9%. Demand fundamentals in Kansas continue to challenge property operations, although there have been positive signs in both job growth and multifamily permits in 2004. For the year ending May 2004, the Kansas City metro area lost 800 jobs, a negative 0.1% rate, but significantly lower than the 14,700 jobs lost for the same period of a year ago. In addition, multifamily permits have trended down over the past year. For the year ending May 2004, authorized permits totaled 1,396 units, a 53.4% decrease over the same period of a year ago, and representing a 1.2% increase to the existing apartment stock.

     CHICAGO rental income for the second quarter 2004 decreased 0.9% compared to the same quarter a year ago, driven by a decline in collected rent per occupied unit of 3.5%, which was offset by a 2.5% increase in occupancy. Sequentially, rental income for the current quarter was up 1.4% compared to the first quarter of 2004. Occupancy trended upward, increasing by 1.6%, over last quarter and collected rent per occupied unit continued to trend downward, but at a slower pace, dropping 0.3% in the second quarter compared to 0.5% sequential drop in the first quarter. Rental income for the six months ended June 2004 decreased slightly, by 0.3%, compared to a year ago, driven by a 4.0% decrease in collected rent per occupied unit, which was mostly offset by an increase in occupancy of 3.4%.

Employment losses in this market have slowed somewhat, but the lack of job growth continues to depress apartment demand and put downward pressure on rental rates. On the supply side, the Chicago metro issued permits for 11,374 new multifamily units, representing 1.4% of existing apartment stock, a 10% increase from the prior year.

     DENVER rental income for second quarter 2004 compared to the second quarter 2003 fell 1.5% due to continued weakness in the market, which pushed collected rent per occupied unit down by 8.2%. Occupancy, however, improved significantly, by 6.4%, which helped limit the decline in rental income. On a sequential basis, rental income for the current quarter was up 1.4% from the first quarter due to an increase in occupancy of 2.1%. Rental income for the six months ended June 2004 compared to 2003 fell 0.9% due to weak market conditions, which resulted in 8.9% lower collected rent per occupied unit. Occupancy, however, improved significantly, by 7.2%, which helped limit the decline in rental income. Although collected rent per occupied unit has continued to decline, the rate has slowed this year as evidenced by a sequential drop of 1.7% last quarter and a 0.9% drop this quarter. The Denver market continues to display weak demand/supply fundamentals driven by negative job growth and delivery of significant new supply. For the year ending May 2004 the metro area experienced a loss of 1,300 jobs, a negative 0.1% growth rate, which is in addition to the 35,400 jobs lost during the same period of a year ago. On a positive note, authorized permits totaled 3,781 units for the same period represented a 34.3% and 64.9% decrease compared to one and two years ago, respectively.


OTHER COMMUNITY REVENUES

     Other rental revenues include non-rental income items such as revenues from parking garages and carports, laundry facilities, washer/dryer rentals, phone and cable, vending, application fees, late fees, termination fees, month-to-month fees, pet charges and other such items.

TOTAL RENTAL COSTS PER SAME STORE APARTMENT HOME

     The following summarizes the combined cost of rental expenses and capital expenditures (excluding acquisition capital expenditures, as described below) per apartment home for AMLI's same store wholly-owned and co-investment communities, at 100% (excluding communities acquired/ contributed to partnerships), for the six months ended June 30, 2004 and 2003:

                                    Six Months Ended June 30, 2004
                       ---------------------------------------------------
                       Wholly-owned   Co-investment             Per Unit
                        Communities     Communities  Total    (annualized)
                       ------------   ------------- --------  ------------
Community rental
  expenses . . . . . .    $ 18,924          22,534    41,458        4,050
Capital expenditures .       1,479           1,137     2,616          256
                          ========        ========  ========     ========
Number of same store
  apartment homes. . .      10,593           9,879    20,472
                          ========        ========  ========
Number of same store
  communities. . . . .          28              28        56
                          ========        ========  ========

                                  Six Months Ended June 30, 2003
                       ---------------------------------------------------
                       Wholly-owned   Co-investment             Per Unit
                        Communities     Communities  Total    (annualized)
                       ------------   ------------- --------  ------------
Community rental
  expenses . . . . . .    $ 18,849          21,754    40,603        3,967
Capital expenditures .       1,543           1,304     2,847          278
                          ========        ========  ========     ========
Number of same store
  apartment homes. . .      10,593           9,879    20,472
                          ========        ========  ========
Number of same store
  communities. . . . .          28              28        56
                          ========        ========  ========

SAME STORE COMMUNITY RENTAL EXPENSES

      The following shows detail of rental expenses for AMLI's same store wholly-owned and co-investment communities, at 100% (excluding communities acquired/contributed to partnerships), for the six months ended June 30, 2004 and 2003:
                                                             Per Unit
                                    Six Months Ended       (annualized)
                                  ------------------    ------------------
                                   2004       2003       2004       2003
                                 --------   --------   --------   --------
COMMUNITY RENTAL EXPENSES
 Personnel . . . . . . . . . . . $ 10,116      9,631        988        941
 Advertising and promotion . . .    1,900      1,982        186        194
 Utilities . . . . . . . . . . .    2,699      2,700        264        264
 Building repairs and
  maintenance. . . . . . . . . .    4,135      3,316        404        324
 Contract services . . . . . . .    1,111      1,121        108        109
 Landscaping and grounds
  maintenance. . . . . . . . . .    1,937      2,034        189        199
 Real estate taxes . . . . . . .   13,014     13,428      1,271      1,312
 Insurance . . . . . . . . . . .    1,953      1,742        191        170
 Property management fees. . . .    3,572      3,585        349        350
 Other rental expenses . . . . .    1,021      1,064        100        104
                                 --------   --------    -------    -------
    Total. . . . . . . . . . . . $ 41,458     40,603      4,050      3,967
                                 ========   ========    =======    =======

     The following provides additional detail for certain of the above expenditures for the six months ended June 30, 2004 and 2003. Note that actual expenses in some categories for the full year ended December 31, 2004 and 2003 will be different than the annualized per unit amounts shown due to seasonal effects.
                                                             Per Unit
                                    Six Months Ended       (annualized)
                                  ------------------    ------------------
                                   2004       2003       2004       2003
                                 --------   --------   --------   --------
BUILDING REPAIRS AND MAINTENANCE
 Painting. . . . . . . . . . . . $  1,495        960        146         94
 Carpet, vinyl, wallpaper
  and mini-blinds. . . . . . . .      629        629         62         61
 Other repairs and
  maintenance. . . . . . . . . .    2,011      1,727        196        169
                                 --------   --------   --------   --------
   Total . . . . . . . . . . . . $  4,135      3,316        404        324
                                 ========   ========   ========   ========


CAPITAL EXPENDITURES

      In addition to costs incurred to develop or acquire communities, AMLI has made capital expenditures as follows:

                                                      Six Months Ended
                                                           June 30,
                                                    ---------------------
                                                      2004         2003
                                                    --------     --------
Operating capital expenditures . . . . . . . . .    $  2,071        1,913
Rehab capital expenditures . . . . . . . . . . .         601        --
Information technology costs . . . . . . . . . .         763        1,364
                                                    --------     --------
                                                    $  3,435        3,277
                                                    ========     ========

Operating Capital Expenditures

      Capital expenditures are those made for assets having a useful life in excess of one year and include replacements, including carpeting and appliances, and betterments, such as unit upgrades, enclosed parking facilities and similar items.

      In general, AMLI expenses any expenditure less than $2.5. The following summarizes capital expenditures incurred in connection with AMLI's portfolio of same store wholly-owned and co-investment communities, at 100%, (excluding communities acquired/contributed to partnerships), for the six months ended June 30, 2004 and 2003.

                                   Six Months Ended June 30, 2004
                     -----------------------------------------------------
                     Wholly-owned  Co-investment                Per Unit
                      Communities   Communities     Total     (annualized)
                     ------------  -------------  ----------   -----------
CAPITAL EXPENDITURES
 Carpet. . . . . . .    $    742            774       1,516           148
 Land and building
  improvements . . .         360            179         539            53
 Other . . . . . . .         377            184         561            55
                        --------       --------    --------       -------
    Total. . . . . .    $  1,479          1,137       2,616           256
                        ========       ========    ========       =======

                                   Six Months Ended June 30, 2003
                     -----------------------------------------------------
                     Wholly-owned  Co-investment                Per Unit
                      Communities   Communities     Total     (annualized)
                     ------------  -------------  ----------   -----------
Carpet . . . . . . .    $    773            719       1,492           146
Land and building
 improvements. . . .         453            344         797            78
Other. . . . . . . .         317            241         558            54
                        --------       --------    --------      --------
    Total. . . . . .    $  1,543          1,304       2,847           278
                        ========       ========    ========      ========

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

COMPARATIVE CONDENSED RESULTS OF OPERATIONS

      The following table shows comparative condensed results of operations for the three and six months ended June 30, 2004 and 2003:

                              Three Months Ended        Six Months Ended
                                   June 30,                 June 30,
                             --------------------    --------------------
                               2004        2003        2004        2003
                             --------    --------    --------    --------
Community rental
  revenues . . . . . . . .   $ 33,369      22,591      63,567      44,769
Other income . . . . . . .        750       1,920       2,685       3,987
                             --------    --------    --------    --------
    Total revenues . . . .     34,119      24,511      66,252      48,756
                             --------    --------    --------    --------

Community rental expenses.     15,096       9,959      27,534      19,394
Interest expense and
 amortization of deferred
 financing costs . . . . .      7,035       5,551      13,939      11,349
Prepayment penalty and
 write-off of unamortized
 deferred financing
 costs . . . . . . . . . .      1,121       --          1,121       --
Depreciation . . . . . . .      9,307       4,658      17,741       9,290
General and
 administrative. . . . . .      1,793       1,310       3,989       3,050
                             --------    --------    --------    --------
    Total expenses . . . .     34,352      21,478      64,324      43,083
                             --------    --------    --------    --------

Income (loss) from
 continuing operations
 before share of gain on
 sale of a co-investment
 community . . . . . . . .       (233)      3,033       1,928       5,673
Share of gain on sale
 of a co-investment
 community . . . . . . . .      --          --          2,648       --
Impairment of an invest-
 ment in a partnership . .      --         (1,191)      --         (1,191)
                             --------    --------    --------     --------

                              Three Months Ended        Six Months Ended
                                   June 30,                 June 30,
                             --------------------    --------------------
                               2004        2003        2004        2003
                             --------    --------    --------    --------
Income (loss) from
 continuing operations
 before minority
 interest. . . . . . . . .       (233)      1,842       4,576       4,482
Minority interest. . . . .       (136)        (24)         73          93
                             --------    --------    --------    --------
Income (loss) from
 continuing operations,
 net of minority
 interest. . . . . . . . .        (97)      1,866       4,503       4,389
                             --------    --------    --------    --------
Income from discontinued
 operations, net of
 minority interest . . . .        496       1,062       2,615       2,247
Gains on sales of rental
 communities, net of
 minority interest . . . .     37,482       --         37,482       --
Gain on extinguishment
 of debt for a community
 sold, net of minority
 interest. . . . . . . . .      4,423       --          4,423       --
                             --------     -------    --------    --------
Income from discontinued
 operations, net of
 minority interest . . . .     42,401       1,062      44,520       2,247
                             --------    --------    --------    --------

Net income . . . . . . . .   $ 42,304       2,928      49,023       6,636
                             ========    ========    ========    ========


COMPARISON OF THREE MONTHS ENDED JUNE 30, 2004 TO THREE MONTHS ENDED JUNE 30, 2003.

      Income from continuing operations before share of gain on sale of a co-investment community and minority interest decreased to a loss of $233 for the three months ended June 30, 2004 from an income of $3,033 for the three months ended June 30, 2003. Community revenues increased by $10,778, or 47.7%, and community rental expenses increased by $5,137, or 51.6%, which resulted in increased NOI of $5,641, or 44.7%. However, substantial increases, which total $7,737 in depreciation, interest, and general and administrative expenses were higher than this NOI increase. The increases in revenues and expenses were primarily from operations of eight communities acquired during the second half of 2003. These acquisitions and the allocation of a portion of the acquisition costs to the existing leases for the communities acquired, which is depreciated over a shorter period of time, resulted in $4,649 higher depreciation. In addition, interest and general and administrative expenses increased by a total of $3,088. On a same community basis, NOI decreased by $518, or 4.2%, due to lower collected revenues and higher expenses.

      Other income decreased by $1,170, or 60.9%, primarily due to a higher loss from the Service Companies and a lower share of income from partnerships. Loss from the Service Companies increased by $284 primarily due to lower general contractor revenues, as AMLI's development activities continued to slow. Share of income from partnerships decreased by $1,039 mainly as a result of sales of eight co-investment communities to AMLI and four communities to third parties during the second half of 2003 and in January 2004. On the same community basis, NOI decreased by $775, or 4.6%, which resulted in lower share of income from partnerships.

      Interest expense, including amortization of financing costs, net of the amounts capitalized, increased by $1,484 to $7,035 from $5,551, or 26.7%. The increase was primarily due to the $56,838 of loans assumed by AMLI upon purchase of our partners' interests in five co-investment communities in 2003. One of the loans was increased by $20,000 and three of the loans totaling $25,044 have been repaid in late 2003 and January 2004. In addition, during the second quarter of 2004, AMLI closed on a $32,709 loan secured by a newly-acquired wholly-owned community. Furthermore, on June 21, 2004, AMLI refinanced a loan secured by an existing wholly-owned community at a lower rate which will reduce interest expense in the future. In connection with the refinancing, AMLI paid a $502 prepayment penalty and wrote-off a $619 balance of unamortized financing costs associated with the original loan, both increasing our interest and financing expense and decreasing net income and funds from operations ("FFO").

      General and administrative expenses increased by $483, or 36.9%. The increase was due primarily to higher salaries and stock-based compensation expense, capitalized predevelopment costs written-off and professional fees incurred in connection with compliance with the Sarbanes-Oxley Act.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2004 TO SIX MONTHS ENDED JUNE 30,
2003.

      Income from continuing operations before share of gain on sale of a co-investment community and minority interest decreased to $1,928 for the six months ended June 30, 2004 from $5,673 for the six months ended
June 30, 2003. Community revenues increased by $18,798, or 42.0%. Community rental expenses increased by $8,140, or 42.0%. These increases in revenues and expenses resulted in a $10,658 increase in NOI, or 42.0%, and were primarily from operations of eight communities acquired during the second half of 2003 and one community acquired in January 2004. Four communities were acquired during the second quarter of 2004 but did not contribute significantly to NOI for the six months ended June 30, 2004. These acquisitions of a total of thirteen communities and the allocation of a portion of the acquisition costs to the existing leases for the communities acquired, which is depreciated over a shorter period of time, resulted in $8,451 higher depreciation. Interest and general and administrative expenses increased by a total of $4,650. The total increase in depreciation, interest, and general and administrative expenses of $13,101 substantially negated the increase in NOI. On a same community basis, community rental revenues decreased by $245, or 0.6%, due to lower collected rent per occupied unit, offset substantially by increased occupancy. NOI decreased by $320, or 1.3%.

      Other income decreased by $1,302, or 32.7%, primarily due to higher loss from the Service Companies. Loss from the Service Companies increased by $722 primarily due to lower general contractor revenues, as AMLI's development communities are completed and new development activities are only now starting up again. In addition, share of income from partnerships decreased by $993 mainly due to sales of eleven co-investment communities during the second half of 2003 and in January 2004.

      Interest expense, including amortization of financing costs, net of the amounts capitalized, increased to $13,939 from $11,349, or 22.8%. The increase was primarily due to the loans assumed by AMLI upon purchase of our partners' interests in AMLI at Danada Farms (which was increased by $20,000) and AMLI at Oak Bend in the fourth quarter of 2003. Three other first mortgages assumed by AMLI upon acquisition of our partners' interests were repaid in full after the acquisition dates. In addition, in May and June 2004, AMLI closed on a new loan secured by AMLI on Eldridge Parkway and refinanced its AMLI at Park Creek loan, respectively. AMLI paid a $502 prepayment penalty upon closing of this refinancing and wrote-off $619 in unamortized deferred costs associated with placing the original loan, and these amounts have been recorded as expense for both financial and FFO purposes. These increases in indebtedness were offset by repayments of the unsecured primary line of credit from proceeds of the common shares offering, sales of wholly-owned communities and share of proceeds from sales of co-investment communities, which were not used for AMLI's acquisition activities.

      General and administrative expenses increased by $939, or 30.8%. The increase was due primarily to higher personnel costs incurred in connection with the closing of AMLI's Indianapolis office, increased stock-based compensation and additional professional fees incurred in connection with complying with the Sarbanes-Oxley Act.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2004, AMLI had $3,717 in cash and cash equivalents and $135,000 in availability under its $240,000 primary line of credit and $8,078 available under its secondary line of credit. Borrowings under the lines of credit bear interest at a rate of LIBOR plus 1.00% and LIBOR plus 1.20%, respectively. AMLI has fixed the base rate on up to $45,000 of borrowings on its line of credit at an average rate of 4.47% under interest rate swap contracts expiring in April 2009, and has paid $927 to limit the base rate of an additional $15,000 of borrowings to 4.0%, all of which commenced in April 2004. Two interest rate swaps that fixed the interest rate on an additional $25,000 at 6.42% will expire in September and October 2004. At June 30, 2004, 22 of AMLI's wholly-owned stabilized communities are unencumbered.
                                                      Six Months Ended
                                                          June 30,
                                                    --------------------
                                                      2004        2003
                                                    --------    --------
Net cash provided by operating activities. . . .    $ 28,899      24,419
Net cash provided by (used in)
  investing activities . . . . . . . . . . . . .      31,745     (29,153)
Net cash (used in) provided by
  financing activities . . . . . . . . . . . . .     (62,864)      4,053

      The increase in net cash provided by operating activities in 2004 compared to 2003 resulted from a $10,658 increase in NOI from a larger portfolio of wholly-owned communities. This was offset in part by an increase in interest and general and administrative expenses and lower cash distributions from partnerships as a result of lower income. In addition, in 2004 AMLI paid approximately $1,200 for Performance Incentive Plan liability.

      The change to net cash provided by investing activities in 2004 from net cash used in investing activities in 2003 was primarily from a collection of a $28,530 purchase money note in connection with the sale of two wholly-owned rental communities in December 2003; return of capital from partnerships from refinancing and sale proceeds of rental communities; and lower expenditures for development acitivities. During 2004 there were significant acquisition activities that were substantially offset by disposition activities.

      The change to net cash used in financing activities in 2004 from net cash provided by financing activities in 2003 was primarily from AMLI's higher repayments of the unsecured primary line of credit, net of borrowings, and higher dividends paid during 2004. The decrease was partially offset by $94,500 proceeds, net of offering costs, from AMLI's equity offering of 3,450,000 shares of its common stock issued to the
public during the first quarter of 2004.   During the second quarter, AMLI
closed on a loan secured by a newly-acquired rental community and refinanced a loan of an existing community. AMLI paid a $502 prepayment penalty in connection with the refinancing of this loan. In addition, AMLI received $5,400 from the extinguishment of AMLI at Spring Creek debt.

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

      FFO for the six months ended June 30, 2004 and 2003 is summarized as follows:

                                                          June 30,
                                                 ------------------------
                                                    2004          2003
                                                 ----------    ----------

     Net income. . . . . . . . . . . . . . . . . $   49,023         6,636
     Income from discontinued operations,
       net of minority interest. . . . . . . . .     (2,615)       (2,247)
     Gains on sales of rental communities
       held for sale, net of minority interest .    (37,482)        --
     Gain on extinguishment of debt for a
       community sold, net of minority
       interest. . . . . . . . . . . . . . . . .     (4,423)        --
     Minority interest . . . . . . . . . . . . .         73            93
                                                 ----------    ----------

                                                          June 30,
                                                 ------------------------
                                                    2004          2003
                                                 ----------    ----------
     Income from continuing operations
       before minority interest  . . . . . . . .      4,576         4,482

     Income from discontinued operations
       before minority interest. . . . . . . . .      2,816         2,724
     Gain on extinguishment of debt for a
       community sold. . . . . . . . . . . . . .      5,400         --
     Write-off of unamortized deferred
       financing cost. . . . . . . . . . . . . .       (677)        --
     Depreciation (1). . . . . . . . . . . . . .     18,109        11,064
     Share of partnerships' depreciation . . . .      5,199         6,236
     Share of gain on sale of a partnership
       community . . . . . . . . . . . . . . . .     (2,648)        --
                                                 ----------    ----------
     FFO . . . . . . . . . . . . . . . . . . . . $   32,775        24,506
                                                 ==========    ==========

     FFO per share . . . . . . . . . . . . . . . $     1.11    $     1.00
                                                 ==========    ==========
     Weighted average shares and units
       including dilutive shares . . . . . . . . 29,616,179    24,425,721
                                                 ==========    ==========

     (1) Includes discontinued operations of $368 and $1,774 for the six months ended June 30, 2004 and 2003, respectively.


     AMLI expects to meet certain long-term liquidity requirements such as scheduled debt maturities and repayment of loans for construction, development and acquisition activities through the issuance of long-term secured and unsecured debt and additional equity securities of AMLI or OP Units or through sales of assets. As of June 30, 2004, AMLI had $204,090 that it may issue as common shares or preferred shares in the future under its shelf registration statement filed late in 2003.

AMLI INDEBTEDNESS

     AMLI seeks to maintain a relatively modest amount of leverage and measures its leverage and coverage ratios both including and excluding its share of "off-balance sheet" debt. At June 30, 2004, AMLI had $476,449 of debt outstanding. Including its share of partnerships' debt AMLI had $694,308 of outstanding debt at June 30, 2004. Debt to total market capitalization, excluding and including AMLI's share of partnerships' debt, was 34.4% and 43.3%, respectively.

     A co-investment community may be owned un-levered or subject to indebtedness, depending upon the capital structure mutually agreed to by AMLI and its partner. Other than short-term construction financing and loans from AMLI, all partnerships' debt will be non-recourse, long-term, fixed-rate permanent mortgages.

     At June 30, 2004 the character of AMLI's debt was as follows:

                                               AMLI's Debt,
                              AMLI's         Including Share
                              Debt           of Partnerships
                              ------         ---------------
      Secured                  76.8%                84.4%
      Unsecured                23.2%                15.6%
                              ======               ======

      Fixed                    92.7%                94.2%
      Variable                  7.3%                 5.8%
                              ======               ======

      Variable-rate debt includes AMLI's unsecured lines of credit and one secured tax-exempt bond issue. See the section on "Derivatives" for a discussion of the hedges associated with our primary line of credit.
AMLI's line of credit documents include leverage, coverage and other covenants typically found in line of credit agreements provided by commercial banks to publicly-traded apartment REITs. AMLI monitors its compliance of the covenants and does not believe that it will breach any of them in the ordinary course of business. A breach of a material financial covenant would normally result in the inability of AMLI to continue to have funds available under the line, until the default was remedied.

DEVELOPMENT ACTIVITIES

      At June 30, 2004, AMLI has made capital contributions totaling $17,927 to the co-investment partnerships currently having 1,034 units under development. AMLI anticipates funding substantially all of its $292 remaining commitment, net of its share of availability under construction loans. Including wholly-owned development (by the OP and Amrescon) AMLI's unfunded capital contributions to complete the 1,945 apartment homes was $23,362.

      AMLI (including the Service Companies) owns land in Ft. Worth, Austin and Houston, Texas, Kansas City, Kansas and Carmel, Indianapolis, which is being held for the development of additional apartment homes or for sale. AMLI has made earnest money deposits for two land parcels located in Kansas City, Kansas and Atlanta, Georgia.

      AMLI has started active development planning for its land parcels in Kansas City and Austin. Construction has begun on a 360 apartment home development in Las Colinas, Texas. AMLI believes that it is now favorable to start development activities in these submarkets. For the remaining land parcels, which AMLI may decide to sell, AMLI is expensing the cost to carry these land parcels.

INFLATION

      Inflation has been low for the past several years. AMLI's apartment leases at its communities are typically for six or twelve months' duration.

Absent other market influences, this enables AMLI to reset rental rates relatively often, thereby passing along inflationary increases in its rental expenses on a timely basis. Because AMLI's community rental expenses (exclusive of depreciation and amortization) are approximately 46.0% of rental and other revenues for the six months ended June 30, 2004, increased inflation typically results in comparable increases in income before interest and general and administrative expenses.

      An increase in general price levels may be accompanied by an increase in interest rates. At June 30, 2004, AMLI's exposure to rising interest rates (including AMLI's proportionate share of its partnerships' interest expense) was mitigated by the existing debt level of approximately 34.4% of AMLI's total market capitalization (43.3% including AMLI's share of partnerships' debt), the higher percentage of intermediate-term fixed-rate debt (74.8% of total debt, 81.6% including AMLI's share of partnerships' debt), and the use of interest rate swaps and caps to effectively fix or limit the interest rate on $60,000 through April 2009, $15,000 of floating-rate borrowings through September 2004 and on $10,000 through October 2004, which effectively fixed the interest rates on 92.7% of total debt (94.2% including AMLI's share of partnerships' debt).

DISCONTINUED OPERATIONS

      Communities held for sale by partnerships accounted for using the equity method of accounting are not discontinued operations under the provisions of SFAS 144.

      There were two rental communities sold in 2003, two rental communities sold in the second quarter of 2004 and two communities held for sale at June 30, 2004. Condensed financial information of the results of operations for these communities is as follows:
                                                       Six Months Ended
                                                           June 30,
                                                    --------------------
                                                      2004        2003
                                                    --------    --------
Total community revenues . . . . . . . . . . . .    $  6,455       9,795
                                                    --------    --------

Community rental expenses. . . . . . . . . . . .       2,876       3,901
Depreciation expense . . . . . . . . . . . . . .         368       1,774
Interest and amortization of deferred costs. . .         395       1,396
                                                    --------    --------
Total expenses . . . . . . . . . . . . . . . . .       3,639       7,071
                                                    --------    --------
Income from discontinued operations before
  minority interest. . . . . . . . . . . . . . .       2,816       2,724

Minority interest. . . . . . . . . . . . . . . .         201         477
                                                    --------    --------
Income from discontinued operations, net of
  minority interest. . . . . . . . . . . . . . .       2,615       2,247

Gains on sales of rental communities,
  net of minority interest . . . . . . . . . . .      37,482       --
Gain on extinguishment of debt for a
  community sold, net of minority interest . . .       4,423       --
                                                    --------    --------
Income from discontinued operations, net of
  minority interest. . . . . . . . . . . . . . .    $ 44,520       2,247
                                                    ========    ========

OTHER MATTERS

      Of the total $105,000 borrowed pursuant to AMLI's $240,000 unsecured line of credit, $45,000 has been swapped to a fixed rate of approximately 4.5% and $15,000 has been capped at a maximum LIBOR of 4.0%, all for the five-year period ending April 1, 2009. An additional $25,000 of interest rate swaps to a fixed LIBOR of approximately 6.4% will expire at the end of the third quarter 2004. These rates exclude the 100 basis point lender's spread.

      Derivative instruments reported as liabilities in the consolidated balance sheets totaled $539 and $1,883 as of June 30, 2004 and December 31, 2003, respectively, a $1,344 decrease. The derivative instruments reported in the consolidated balance sheets as accumulated other comprehensive income (loss), which are gains and losses not affecting retained earnings in the consolidated statement of shareholders' equity, totaled $1,878 and $2,622 as of June 30, 2004 and December 31, 2003, respectively, a $744 decrease. The accumulated other comprehensive income include $1,021 and $1,098 of AMLI's share of other comprehensive loss of a co-investment partnership as of June 30, 2004 and December 31, 2003, respectively. In addition, the unamortized deferred gain of $607 (net of unamortized deferred loss of $55) and $355 from the Treasury lock contracts was included in other comprehensive income adjustments as of June 30, 2004 and December 31, 2003, respectively.

      As of June 30, 2004, $668 of unamortized goodwill (of $3,300 total incurred upon completion of a 1997 acquisition) is included in the accounts of the Service Company's consolidated subsidiary. In addition, as of December 31, 2003, AMLI allocated $434 (of the acquisition cost of the Service Company subsidiaries' controlling interests not already owned) to the cost of property management contracts, which AMLI is amortizing over a five-year period.

      AMLI commenced reporting the value of stock options as a charge against earnings for options awarded subsequent to January 1, 2002. Since then, there were 332,250 options, net of cancellations and exercises, awarded to employees, the value of which is being expensed over five years since the award dates.

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

      AMLI acquires and develops multifamily communities in co-investment joint ventures with partners, primarily institutional investors such as insurance companies, endowments, foundations, and public and corporate pension funds. AMLI's ownership interests in these unconsolidated partnerships has ranged from 10% to 75%. Through June 30, 2004, 54 partnerships have been formed and none was entered into by AMLI during the six months ended June 30, 2004. Through June 30, 2004, 19 partnerships have been terminated as a result of asset dispositions and AMLI's acquisition in 2003 and January 2004 of its partners' interests in nine co-investment partnerships.

OTHER CONTINGENCIES

      Some of AMLI communities have problems with mold caused by excessive moisture which accumulates in buildings or on building materials. Some molds are known to produce potent toxins or irritants. Concern about indoor exposure to mold has been increasing as exposure to mold can cause a variety of health effects and symptoms in certain individuals, including severe allergic or other reactions. As a result, the presence of mold at AMLI's communities could require undertaking a costly remediation program to contain or remove the mold from the affected communities. Such a remediation program could necessitate the temporary relocation of some or all of the communities' residents or the complete rehabilitation of the communities. AMLI carries insurance to protect against this specific risk.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      MARKET RISK

      AMLI is exposed to interest rate changes primarily as a result of its lines of credit used to maintain liquidity and fund capital expenditures and expansion of AMLI's real estate investment portfolio and operations. AMLI's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, AMLI borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and Treasury locks in order to mitigate its interest rate risk on a related financial instrument. AMLI does not enter into derivative or interest rate transactions for speculative purposes. Since December 31, 2000, AMLI has reduced its exposure to risks associated with interest rate changes and has significantly extended the average maturities of its fixed-rate debt portfolio by refinancing $140,000 in borrowings under its floating-rate line of credit with a ten-year secured 6.56% fixed interest rate loan. In addition, AMLI assumed a total of $56,836 of the existing fixed-rate mortgages on communities acquired from our co-investment partners ($25,044 of the assumed loans have since been repaid) and has increased the first mortgage on one of these communities by $20,000. Furthermore, AMLI has placed a $32,709 fixed-rate first mortgage on one of its five 2004 acquisitions. At June 30, 2004, 92.7% of AMLI's debt is at fixed rates.

      There have been no other significant changes in AMLI's exposure to market risks.

ITEM 4.  CONTROLS AND PROCEDURES

      The Company carried out an evaluation under the supervision and with the participation of AMLI's management, including AMLI's Chief Executive Officer and AMLI's Chief Financial Officer, of the effectiveness of the design and operation of AMLI's disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that AMLI's disclosure controls and procedures provide reasonable assurance that such disclosure controls and procedures are effective in timely providing them with material information relating to AMLI (including its consolidated subsidiaries) required to be included in AMLI's periodic Security and Exchange Commission filings.

      There were no significant changes in AMLI's internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal controls over financial reporting.


      The table below summarizes certain information related to the stabilized wholly-owned communities and the stabilized co-investment communities.

                                                                                             Second
                                                                                             Quarter
                                                                                              2004
                                                                                             Monthly     Physical
                       AMLI's                                                               Collected    Occupancy
                     Ownership                                                  Average     Rent Per        at
                     Percentage                         Year      Number       Unit Size    Occupied     June 30,
Communities             (1)         Location          Completed  of Units    (Square Feet)    Unit         2004
-----------          ----------     --------          ---------  --------    -------------  ---------   ----------
Dallas/Ft. Worth, TX
AMLI:
 at Bent Tree         100%          Dallas             1996/00        500              963    $  864          91%
 at Bishop's Gate     100%          West Plano          1997          266            1,098     1,050          88%
 at Breckinridge
   Point               45%          Richardson          1999          440            1,063       910          89%
 at Bryan Place        48%          Dallas              1999          420              890       928          93%
 at Chase Oaks        100%          Plano               1986          250              775       686          92%
 at Deerfield          25%          Plano               2000          240              996       914          96%
 on Frankford          45%          Dallas              1998          582              889       890          91%
 at Nantucket         100%          Dallas              1986          312              712       563          88%
 of North Dallas      100%          Dallas             1985/86      1,032              879       702          91%
 at Oak Bend          100%          Lewisville          1997          426              898       776          92%
 on the Green         100%          Ft. Worth          1990/93        424              846       731          92%
 on the Parkway        25%          Dallas              1999          240              939       832          94%
 at Prestonwood
   Hills               45%          Dallas              1997          272              903       868          92%
 7th Street
   Station            100%          Ft. Worth           2000          189            1,060     1,017          94%
 at Shadow Ridge      100%          Flower Mound        2000          222              983     1,004          85%
 at Stonebridge
   Ranch              100%          McKinney            2001          250              857       784          90%
 on Timberglen        100%          Dallas              1985          260              774       593          95%
 Upper West Side      100%          Ft. Worth           2001          194              907       976          93%
 at Valley Ranch      100%          Irving              1985          460              848       784          94%
 Knox-Henderson       100%          Dallas              1994          180              875     1,052          94%
 on the Fairway       100%          Coppell             2002          322              900       894          88%
                                                                   ------           ------    ------        -----
                                                                    7,481              903       826        91.2%
                                                                   ------           ------    ------        -----




                                                                                             Second
                                                                                             Quarter
                                                                                              2004
                                                                                             Monthly     Physical
                       AMLI's                                                               Collected    Occupancy
                     Ownership                                                  Average     Rent Per        at
                     Percentage                         Year      Number       Unit Size    Occupied     June 30,
Communities             (1)         Location          Completed  of Units    (Square Feet)    Unit         2004
-----------          ----------     --------          ---------  --------    -------------  ---------   ----------
Austin, TX
AMLI:
 in Great Hills       100%          Austin              1985          344              750       652          92%
 at Lantana Ridge     100%          Austin              1997          354              881       833          94%
 at Monterey Oaks      25%          Austin              2000          430              960       861          95%
 at Scofield Ridge     45%          Austin              2000          487              889       782          89%
 at StoneHollow       100%          Austin              1997          606              866       747          93%
                                                                   ------           ------    ------        -----
                                                                    2,221              874       776        92.6%
                                                                   ------           ------    ------        -----
Houston, TX
AMLI:
 at the Medical
  Center              100%          Houston             2000          334              962       999          91%
 Midtown               45%          Houston             1998          419              880     1,070          93%
 Towne Square          45%          Houston             1999          380              827     1,016          95%
 at King's Harbor      25%          Houston             2001          300              953       859          91%
 on Eldridge Parkway  100%          Houston            1998/99        668              884       816          87%
                                                                   ------           ------    ------        -----
                                                                    2,101              895       938        90.9%
                                                                   ------           ------    ------        -----
Atlanta, GA
AMLI:
 at Barrett Lakes      35%          Kennesaw            1997          446            1,037       899          94%
 at Clairmont         100%          Atlanta             1988          288              796       802          90%
 at Kedron Village     20%          Fayette County      2002          216            1,177     1,024          94%
 at Killian Creek     100%          Snellville          1999          256            1,027       833          93%
 at Lost Mountain      75%          Paulding County     2000          164              958       779          93%
 at Mill Creek         25%          Gwinnett County     2001          400            1,015       802          94%
 at Northwinds         35%          Alpharetta          1999          800            1,023     1,024          94%
 at Park Creek        100%          Gainesville         1998          200              976       833          94%
 at Peachtree City     20%          Fayette County      1998          312              980       779          97%
 at River Park         40%          Norcross            1997          222            1,021       837          96%
 at Towne Creek       100%          Gainesville         1989          150              811       652          95%
 at Vinings           100%          Smyrna              1985          360            1,040       822          94%
 at West Paces        100%          Atlanta             1992          337            1,050       891          83%
 at Windward Park      45%          Alpharetta          1999          328            1,082       908          95%
 at Barrett Walk       25%          Kennesaw            2002          290              938       868          95%
 at Milton Park        25%          Alpharetta          2003          461              966       938          97%
                                                                   ------           ------    ------        -----
                                                                    5,230            1,002       881        93.5%
                                                                   ------           ------    ------        -----




                                                                                             Second
                                                                                             Quarter
                                                                                              2004
                                                                                             Monthly     Physical
                       AMLI's                                                               Collected    Occupancy
                     Ownership                                                  Average     Rent Per        at
                     Percentage                         Year      Number       Unit Size    Occupied     June 30,
Communities             (1)         Location          Completed  of Units    (Square Feet)    Unit         2004
-----------          ----------     --------          ---------  --------    -------------  ---------   ----------
Kansas City, KS
AMLI:
 Creekside            100%          Overland Park       2000          224              813       805          96%
 at Lexington Farms   100%          Overland Park       1998          404              972       780          92%
 at Regents Center    100%          Overland Park    1991/95/97       424              940       760          94%
 at Regents Crest     100%          Overland Park      1997/00        476              948       790          95%
 at Summit Ridge       25%          Lee's Summit        2001          432              952       847          92%
 at Wynnewood
   Farms               25%          Overland Park       2000          232            1,017       914          94%
 at Cambridge
   Square              30%          Overland Park       2002          408              941       877          91%
                                                                   ------           ------    ------        -----
                                                                    2,600              945       819        93.2%
                                                                   ------           ------    ------        -----
Indianapolis, IN
AMLI:
 at Castle Creek      100%          Indianapolis        2000          276              978       900          91%
 at Conner Farms      100%          Fishers             1993          300            1,091       840          94%
 at Eagle Creek       100%          Indianapolis        1998          240              973       851          92%
 at Lake Clear-
   water               25%          Indianapolis        1999          216            1,009       955          93%
 at Riverbend         100%          Indianapolis       1983/85        996              824       681          93%
 on Spring Mill       100%          Carmel              1999          400            1,017       852          92%
 Carmel Center        100%          Carmel              2004          322            1,074       947          96%
                                                                   ------           ------    ------        -----
                                                                    2,750              953       813        92.9%
                                                                   ------           ------    ------        -----
Chicago, IL
AMLI:
 at Chevy Chase        33%          Buffalo Grove       1988          592              812     1,050          94%
 at Danada Farms      100%          Wheaton            1989/91        600              869     1,025          95%
 at Fox Valley         25%          Aurora              1998          272              990     1,047          96%
 at Oakhurst North    100%          Aurora              2000          464            1,013     1,062          94%
 at Osprey Lake        69%          Gurnee             1997/99        483              938     1,039          93%
 at Poplar Creek      100%          Schaumburg          1985          196              906     1,078          96%
 at St. Charles        25%          St. Charles         2000          400              990     1,141          94%
 at Windbrooke         15%          Buffalo Grove       1987          236              903     1,119          97%
                                                                   ------           ------    ------        -----
                                                                    3,243              919     1,063        94.8%
                                                                   ------           ------    ------        -----




                                                                                             Second
                                                                                             Quarter
                                                                                              2004
                                                                                             Monthly     Physical
                       AMLI's                                                               Collected    Occupancy
                     Ownership                                                  Average     Rent Per        at
                     Percentage                         Year      Number       Unit Size    Occupied     June 30,
Communities             (1)         Location          Completed  of Units    (Square Feet)    Unit         2004
-----------          ----------     --------          ---------  --------    -------------  ---------   ----------
Denver, CO
AMLI:
 at Gateway Park      100%          Denver              2000          328              899       847          90%
 at Lowry Estates      50%          Denver              2000          414              947       980          89%
 at Park Meadows       25%          Littleton           2001          518            1,029       962          91%
                                                                   ------           ------    ------        -----
                                                                    1,260              968       938        90.1%
                                                                   ------           ------    ------        -----

Southeast Florida
AMLI:
 at Ibis              100%          West Palm Beach     2001          234            1,201       952        91.0%
                                                                   ------           ------    ------        -----
  Total at
    June 30, 2004                                                  27,120              936    $  874        92.5%
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



PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Shareholders of AMLI Residential Properties Trust was held on April 28, 2004 for the following purposes:

      1. To elect three trustees to serve for a three-year term and until their successors are elected and qualify, and

      2. To ratify the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending December 31, 2004.

Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

      All of the management's nominees for trustees as listed in the proxy statement were elected with the following vote:

                                             Shares
                                             Voted        Shares
                                             "For"      "Withheld"
                                          ----------    ----------

      John E. Allen. . . . . . . . . .    16,120,443        77,371
      Adam S. Metz . . . . . . . . . .    16,094,746       103,068
      Philip N. Tague. . . . . . . . .    16,116,265        81,549

      The ratification of the appointment of KPMG LLP as independent auditor was approved by the following vote:


         Shares            Shares                              Shares
          Voted             Voted            Shares              Net
          "For"           "Against"         "Abstain"           Voted
       ----------         ---------         ---------          -------

       15,970,210          203,688           23,916              --

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

      (b)   Reports on Form 8-K.

            Current Report on Form 8-K filed on April 28, 2004 furnishing the following as exhibits:

                  1. AMLI's press release dated April 27, 2004, announcing the first quarter 2004 operating results and a dividend declaration.

                  2.    AMLI's first quarter 2004 Supplemental
                        Operating and Financial Data.

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              AMLI RESIDENTIAL PROPERTIES TRUST




Date:  August 6, 2004         By:   /s/ CHARLES C. KRAFT
                                    -----------------------------------
                                    Charles C. Kraft
                                    Principal Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Date:  August 6, 2004         By:   /s/ GREGORY T. MUTZ
                                    -----------------------------------
                                    Gregory T. Mutz
                                    Chairman of the Board of Trustees




Date:  August 6, 2004         By:   /s/ ROBERT J. CHAPMAN
                                    -----------------------------------
                                    Robert J. Chapman
                                    Chief Financial Officer




Date:  August 6, 2004         By:   /s/ CHARLES C. KRAFT
                                    -----------------------------------
                                    Charles C. Kraft
                                    Principal Accounting Officer