Form 10-Q
period 2004-09-30
AMLI RESIDENTIAL PROPERTIES TRUST
filed 2004-11-05
CIK 914724

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549


                                  FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



              For the Quarterly Period Ended September 30, 2004



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


The number of the Registrant's Common Shares of Beneficial Interest outstanding was 25,406,563 as of October 29, 2004.

                                    INDEX



PART I  FINANCIAL INFORMATION


Item 1.     Financial Statements

            Report of Independent Registered Public
            Accounting Firm. . . . . . . . . . . . . . . . . . .      4

            Consolidated Balance Sheets as of
              September 30, 2004 (Unaudited) and
              December 31, 2003 (Audited). . . . . . . . . . . .      5

            Consolidated Statements of Operations
              for the three and nine months ended
              September 30, 2004 and 2003 (Unaudited). . . . . .      7

            Consolidated Statement of Shareholders'
              Equity for the nine months ended
              September 30, 2004 (Unaudited) . . . . . . . . . .      9

            Consolidated Statements of Cash Flows
              for the nine months ended
              September 30, 2004 and 2003 (Unaudited). . . . . .     11

            Notes to Consolidated Financial Statements
              (Unaudited). . . . . . . . . . . . . . . . . . . .     13


Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations. . .     39


Item 3.     Quantitative and Qualitative Disclosures
              About Market Risk. . . . . . . . . . . . . . . . .     68


Item 4.     Controls and Procedures. . . . . . . . . . . . . . .     69




PART II  OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . .     74



SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . .     75

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

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
           -------------------------------------------------------



Shareholders and Board of Trustees
AMLI Residential Properties Trust:


We have reviewed the accompanying consolidated balance sheet of AMLI Residential Properties Trust (the "Company") as of September 30, 2004, and the related consolidated statements of operations for the three and nine month periods ended September 30, 2004 and 2003, the related consolidated statement of shareholders' equity for the nine month period ended September 30, 2004, and the consolidated statements of cash flows for the nine month periods ended September 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

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






                                        KPMG LLP

Chicago, Illinois
October 26, 2004
  except as to the second paragraph of Note 13, which is as of October 29, 2004

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      AMLI RESIDENTIAL PROPERTIES TRUST

                         CONSOLIDATED BALANCE SHEETS

                  SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                  (Dollars in thousands, except share data)



                                          SEPTEMBER 30,      DECEMBER 31,
                                              2004              2003
                                           (UNAUDITED)        (AUDITED)
                                          -------------      ------------

ASSETS:
Rental communities:
  Land . . . . . . . . . . . . . . . .       $  161,838           128,301
  Depreciable property . . . . . . . .        1,017,150           805,130
                                             ----------         ---------
                                              1,178,988           933,431
  Less accumulated depreciation. . . .         (139,925)         (116,830)
                                             ----------         ---------
                                              1,039,063           816,601

Rental communities held for
  sale, net of accumulated
  depreciation of $23,991. . . . . . .            --               61,826

Rental communities under
  development. . . . . . . . . . . . .            5,881             --

Land and predevelopment costs, net
  of allowance for loss of $1,371. . .           14,233            15,200

Investments in partnerships. . . . . .          132,787           147,291

Cash and cash equivalents. . . . . . .            4,038             5,937
Deferred financing costs, net. . . . .            3,161             5,167
Service Companies' assets. . . . . . .           41,652            68,777
Other assets . . . . . . . . . . . . .           12,286            42,535
                                             ----------         ---------
          Total assets                       $1,253,101         1,163,334
                                             ==========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Debt, including $40,750 in 2003
  secured by a rental community
  held for sale. . . . . . . . . . . .       $  576,477           610,513
Distributions in excess of
  investments in and earnings from
  partnerships . . . . . . . . . . . .            6,243             6,184
Other liabilities. . . . . . . . . . .           37,970            38,174
                                             ----------         ---------
          Total liabilities. . . . . .          620,690           654,871
                                             ----------         ---------

                      AMLI RESIDENTIAL PROPERTIES TRUST

                  SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                  (Dollars in thousands, except share data)



                                          SEPTEMBER 30,      DECEMBER 31,
                                              2004              2003
                                           (UNAUDITED)        (AUDITED)
                                          -------------      ------------

Commitments and contingencies (note 12)

Mandatorily redeemable convertible
  preferred shares (at liquidation
  preference at September 30,
  2004). . . . . . . . . . . . . . . .           96,933            93,247

Minority interest. . . . . . . . . . .           33,650            31,203


SHAREHOLDERS' EQUITY:
Series A Cumulative Convertible
  Preferred shares of beneficial
  interest, $0.01 par value,
  1,500,000 authorized, 1,200,000
  issued and 0 and 100,000
  outstanding, (aggregate
  liquidation preference of $2,023
  at December 31, 2003). . . . . . . .            --                    1

Shares of beneficial interest,
  $0.01 par value, 145,375,000
  authorized, 25,405,377 and
  21,394,568 common shares issued
  and outstanding, respectively. . . .              254               214

Additional paid-in capital . . . . . .          520,960           420,221

Unearned compensation. . . . . . . . .           (2,171)             (918)

Employees' and trustees' notes . . . .           (3,453)           (4,613)

Accumulated other comprehensive
  loss . . . . . . . . . . . . . . . .           (2,694)           (2,622)

Dividends paid in excess of
  earnings . . . . . . . . . . . . . .          (11,068)          (28,270)
                                             ----------         ---------
        Total shareholders'
          equity . . . . . . . . . . .          501,828           384,013
                                             ----------         ---------
        Total liabilities and
          shareholders' equity . . . .       $1,253,101         1,163,334
                                             ==========         =========









        See accompanying notes to consolidated financial statements.

                      AMLI RESIDENTIAL PROPERTIES TRUST

                    CONSOLIDATED STATEMENTS OF OPERATIONS

           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                 (UNAUDITED)
                  (Dollars in thousands, except share data)

                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                 SEPTEMBER 30,           SEPTEMBER 30,
                              -------------------    --------------------
                               2004        2003        2004        2003
                             --------    --------    --------    --------
Rental operations:
  Rental income. . . . . .   $ 32,442      23,210      90,764      64,420
  Other income . . . . . .      2,704       1,905       7,394       4,942
                             --------    --------    --------    --------
  Rental revenues. . . . .     35,146      25,115      98,158      69,362

  Rental expenses. . . . .    (16,705)    (11,343)    (43,991)    (30,489)
                             --------    --------    --------    --------
Income from rental
  operations . . . . . . .     18,441      13,772      54,167      38,873
                             --------    --------    --------    --------
Other income and expenses:
  Income from partner-
    ships. . . . . . . . .        616       1,309       2,549       4,235
  Fee income . . . . . . .        636         832       1,493       1,800
  Other income . . . . . .        207         568       1,115         952
  Interest and amortiza-
    tion of deferred
    costs. . . . . . . . .     (7,701)     (5,808)    (21,640)    (17,157)
  Prepayment penalty and
    write-off of unamor-
    tized deferred
    financing costs
    relating to extin-
    guishment of debt. . .      --          --         (1,121)      --
                             --------    --------    --------    --------
                               (6,242)     (3,099)    (17,604)    (10,170)
                             --------    --------    --------    --------
Service Companies'
 operations:
  Revenues . . . . . . . .     11,752      19,017      37,284      54,965
  Expenses . . . . . . . .    (12,184)    (18,288)    (38,729)    (54,527)
                             --------    --------    --------    --------
Income (loss) from the
 Service Companies'
 operations. . . . . . . .       (432)        729      (1,445)        438
                             --------    --------    --------    --------
General and adminis-
 trative . . . . . . . . .       (871)     (1,605)     (4,860)     (4,655)
Depreciation . . . . . . .    (10,017)     (5,512)    (27,635)    (14,684)
Provision for loss on
 land held for develop-
 ment or sale. . . . . . .       (150)      --           (150)      --
                             --------    --------    --------    --------
Income from continuing
 operations before share
 of gains on sales of
 rental communities and
 impairment of an invest-
 ment in a partnership . .        729       4,285       2,473       9,802
Share of gains on sales of
 partnership communities .      --          1,959       2,648       1,959
Impairment of an invest-
 ment in a partnership . .      --          --          --         (1,191)
                             --------    --------    --------    --------

                      AMLI RESIDENTIAL PROPERTIES TRUST

           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                 (UNAUDITED)
                  (Dollars in thousands, except share data)

                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                 SEPTEMBER 30,           SEPTEMBER 30,
                              -------------------    --------------------
                               2004        2003        2004        2003
                             --------    --------    --------    --------
Income from continuing
 operations before
 minority interest . . . .        729       6,244       5,121      10,570
Minority interest. . . . .        (76)        690         (15)        755
                             --------    --------    --------    --------
Income from continuing
 operations, net of
 minority interest . . . .        805       5,554       5,136       9,815
                             --------    --------    --------    --------
Income from discontinued
 operations, net of
 minority interest . . . .        111         381       2,898       2,756
Gains on sales of rental
 communities, net of
 minority interest . . . .     11,318       --         48,800       --
Gain on extinguishment
 of debt, net of minority
 interest. . . . . . . . .      --          --          4,423       --
                             --------    --------    --------    --------
Income from discontinued
 operations. . . . . . . .     11,429         381      56,121       2,756
                             --------    --------    --------    --------

Net income . . . . . . . .     12,234       5,935      61,257      12,571
Net income attributable
 to preferred shares . . .      1,933       1,981       9,609       5,942
                             --------    --------    --------    --------
Net income attributable
 to common shares. . . . .   $ 10,301       3,954      51,648       6,629
                             ========    ========    ========    ========

Income (loss) per common
 share - basic:
  From continuing
    operations . . . . . .   $  (0.04)       0.20       (0.03)       0.22
  From discontinued
    operations . . . . . .       0.45        0.02        2.16        0.16
                             --------    --------    --------    --------
  Net income . . . . . . .   $   0.41        0.22        2.13        0.38
                             ========    ========    ========    ========
Income (loss) per common
 share - diluted:
  From continuing
   operations. . . . . . .   $  (0.04)       0.19       (0.03)       0.22
  From discontinued
   operations. . . . . . .       0.44        0.02        2.13        0.16
                             --------    --------    --------    --------
  Net income . . . . . . .   $   0.40        0.21        2.10        0.38
                             ========    ========    ========    ========

Dividends declared and
 paid per common share . .   $   0.48        0.48        1.44        1.44
                             ========    ========    ========    ========

        See accompanying notes to consolidated financial statements.

                                            AMLI RESIDENTIAL PROPERTIES TRUST

                                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                          NINE MONTHS ENDED SEPTEMBER 30, 2004

                                                       (UNAUDITED)
                                                 (Dollars in thousands)
                                SHARES OF
                           BENEFICIAL INTEREST                             EMPLOYEES'   ACCUMULATED DIVIDENDS
                      ------------------------------  ADDITIONAL  UNEARNED    AND         OTHER      PAID IN
                       PREFERRED    COMMON             PAID-IN     COMPEN-  TRUSTEES'   COMPREHEN-  EXCESS OF
                        SHARES      SHARES    AMOUNT   CAPITAL     SATION    NOTES      SIVE LOSS   EARNINGS     TOTAL
                       ---------  ----------  ------  ---------   -------- ----------   ---------- -----------  -------
Balance at
  December 31, 2003. .  100,000   21,394,568    $215    420,221       (918)   (4,613)       (2,622)   (28,270)  384,013
                                                                                                                -------

Comprehensive income:
  Net income . . . . .     --          --        --       --         --        --            --        61,257    61,257
  Preferred share
   dividends paid. . .     --          --        --       --         --        --            --        (5,797)   (5,797)
  Income allocable to
   preferred shares
   to increase
   carrying amount
   to liquidation
   preference. . . . .     --          --        --       --         --        --            --        (3,686)   (3,686)
  Current period
   loss on deriva-
   tive contracts. . .     --          --        --       --         --        --              (72)     --          (72)
                                                                                                                -------
Comprehensive income
  attributable to
  common shares. . . .     --          --        --       --         --        --            --         --       51,702
                                                                                                                -------
Common share
  distributions. . . .     --          --        --       --         --        --            --       (34,572)  (34,572)

Shares issued in
 connection with:
  Common shares
   offering, net
   of offering
   cost of $1,416. . .     --      3,450,000      35     94,459      --        --            --         --       94,494
  Executive Share
   Purchase Plan . . .     --         16,092     --         431      --        --            --         --          431
  Options exercised. .     --        312,383       3      4,922      --        --            --         --        4,925




                                            AMLI RESIDENTIAL PROPERTIES TRUST

                               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY - CONTINUED

                                          NINE MONTHS ENDED SEPTEMBER 30, 2004

                                                       (UNAUDITED)
                                                 (Dollars in thousands)



                                SHARES OF
                           BENEFICIAL INTEREST                             EMPLOYEES'   ACCUMULATED DIVIDENDS
                      ------------------------------  ADDITIONAL  UNEARNED    AND         OTHER      PAID IN
                       PREFERRED    COMMON             PAID-IN     COMPEN-  TRUSTEES'   COMPREHEN-  EXCESS OF
                        SHARES      SHARES    AMOUNT   CAPITAL     SATION    NOTES      SIVE LOSS   EARNINGS     TOTAL
                       ---------  ----------  ------  ---------   -------- ----------   ---------- -----------  -------
  Units converted
   to shares . . . . .     --         59,060     --       1,115      --        --            --         --        1,115
  Trustees' compen-
   sation. . . . . . .     --          2,174     --          60      --        --            --         --           60
  Senior Officer
   Share Acquisi-
   tion Plan, net
   of cancellations. .     --         71,100       1      1,881     (1,882)    --            --         --        --
Amortization of
 unearned compen-
 sation. . . . . . . .     --          --        --       --           629     --            --         --          629
Repayments or
 forgiveness of
 employees' and
 trustees' notes . . .     --          --        --       --         --        1,160         --         --        1,160
Preferred shares
 converted to
 common shares . . . .  (100,000)    100,000     --       --         --        --            --         --        --
Reallocation of
 minority interest . .     --          --        --      (2,129)     --        --            --         --       (2,129)
                        --------  ----------    ----    -------    -------   -------       -------    -------   -------

Balance at
 September 30,
 2004. . . . . . . . .     --     25,405,377    $254    520,960     (2,171)   (3,453)       (2,694)   (11,068)  501,828
                        ========  ==========    ====    =======    =======   =======       =======    =======   =======





                              See accompanying notes to consolidated financial statements.

                      AMLI RESIDENTIAL PROPERTIES TRUST

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                 (UNAUDITED)
                           (Dollars in thousands)

                                                       2004        2003
                                                     --------    --------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . .   $ 61,257      12,571
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization. . . . . . . . .     32,103      21,212
    Share of income from partnerships. . . . . . .     (2,549)     (4,235)
    Cash distributions from partnerships -
      operating cash flow. . . . . . . . . . . . .      9,634      11,964
    Gains on sales of rental communities . . . . .    (52,098)      --
    Gain on extinguishment of debt for a
      community sold . . . . . . . . . . . . . . .     (4,723)      --
    Share of partnerships' gains on sales
      of rental communities. . . . . . . . . . . .     (2,648)     (1,959)
    Gains on sales of land parcels . . . . . . . .       (570)       (123)
    Amortization of unearned compensation. . . . .        629          95
    Loss on impairment of an investment in a
      partnership. . . . . . . . . . . . . . . . .      --          1,191
    Minority interest. . . . . . . . . . . . . . .      3,804       1,334
    Other. . . . . . . . . . . . . . . . . . . . .      1,034         315
  Changes in assets and liabilities:
    Deferred costs . . . . . . . . . . . . . . . .      --            (78)
    Other assets . . . . . . . . . . . . . . . . .        961       3,880
    Accrued real estate taxes. . . . . . . . . . .       (501)       (189)
    Accrued interest payable . . . . . . . . . . .        560          96
    Tenant security deposits and
      prepaid rent . . . . . . . . . . . . . . . .         32          50
    Other liabilities. . . . . . . . . . . . . . .        (18)      1,131
                                                     --------    --------
        Net cash provided by
          operating activities . . . . . . . . . .     46,907      47,255
                                                     --------    --------
Cash flows for investing activities:
  Investments in partnerships. . . . . . . . . . .     (2,987)     (8,278)
  Distributions from partnerships -
    return of capital. . . . . . . . . . . . . . .     14,057       5,300
  Net proceeds from sales of rental
    communities. . . . . . . . . . . . . . . . . .     94,202       --
  Share of partnerships' net cash proceeds,
    in excess of return of capital, from
    sales of rental communities. . . . . . . . . .        635       3,597
  Net proceeds from sales of land parcels. . . . .      1,615       2,094
  Proceeds from collection of a purchase
    money note . . . . . . . . . . . . . . . . . .     28,530       --
  Loan to a partnership. . . . . . . . . . . . . .     (1,200)      --
  Advances to/from affiliates, net . . . . . . . .       (120)      2,162
  Earnest money deposits . . . . . . . . . . . . .       (254)        542
  Acquisition communities. . . . . . . . . . . . .   (230,865)   (117,466)
  Other capital expenditures . . . . . . . . . . .     (5,949)     (5,026)
  Communities under development, net of
    co-investors' share of costs . . . . . . . . .     (8,201)    (25,946)
  Other liabilities. . . . . . . . . . . . . . . .     (1,564)        370
                                                     --------    --------
        Net cash used in
          investing activities . . . . . . . . . .   (112,101)   (142,651)
                                                     --------    --------

                      AMLI RESIDENTIAL PROPERTIES TRUST

                NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                 (UNAUDITED)
                           (Dollars in thousands)

                                                       2004        2003
                                                     --------    --------
Cash flows from financing activities:
  Debt proceeds, net of financing costs. . . . . .    620,431     407,393
  Debt repayments. . . . . . . . . . . . . . . . .   (620,585)   (339,163)
  Prepayment penalty relating to refinancing
    of a loan secured by a community . . . . . . .       (502)      --
  Proceeds from sale of a community
    attributable to extinguishment of debt . . . .      5,400       --
  Proceeds from issuance of Option Plan
    and Executive Share Purchase Plan shares
    and collection of employees' and
    trustees' notes and other. . . . . . . . . . .      6,547       4,457
  Proceeds from common shares offering,
    net of issuance costs. . . . . . . . . . . . .     94,494      58,039
  Proceeds from settlement of a treasury lock. . .        347       --
  Distributions to minority interests. . . . . . .     (2,468)     (5,141)
  Dividends paid . . . . . . . . . . . . . . . . .    (40,369)    (30,137)
                                                     --------    --------
        Net cash provided by
          financing activities . . . . . . . . . .     63,295      95,448
                                                     --------    --------
Net increase (decrease) in
  cash and cash equivalents. . . . . . . . . . . .     (1,899)         52
Cash and cash equivalents
  at beginning of period . . . . . . . . . . . . .      5,937       6,038
                                                     --------    --------
Cash and cash equivalents
  at end of period . . . . . . . . . . . . . . . .   $  4,038       6,090
                                                     ========    ========

Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and other interest,
    net of amounts capitalized . . . . . . . . . .   $ 20,673      18,368
                                                     ========    ========
Supplemental disclosure of non-cash investing
 and financing activities:
  OP units converted to common shares. . . . . . .   $  1,115       2,581
  Shares issued in connection with
    Executive Share Purchase Plan, trustees'
    compensation and restricted shares . . . . . .        754         232
  Bond financing assumed by purchaser of a
    community. . . . . . . . . . . . . . . . . . .     40,750       --
  Acquisition of other assets and
    assumption of mortgage debt and other
    liabilities in connection with the
    acquisition of partners' ownership
    interests in partnership communities:
      Real estate tax escrow . . . . . . . . . . .      --            877
      Other assets . . . . . . . . . . . . . . . .      --             79
      Mortgage debt, net of deferred financing . .      6,163      30,578
      Accrued real estate taxes. . . . . . . . . .      --          3,177
      Accrued interest payable . . . . . . . . . .      --            152
      Tenant security deposits and
        prepaid rents. . . . . . . . . . . . . . .      --            614
      Other liabilities. . . . . . . . . . . . . .          4         249
                                                     ========    ========

        See accompanying notes to consolidated financial statements.

                      AMLI RESIDENTIAL PROPERTIES TRUST

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2004 AND 2003

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

      AMLI is the sole general partner and owns an approximate 95% general partnership interest in AMLI Residential Properties, L.P. (the "Operating Partnership" or "OP") at September 30, 2004. The 5% not owned by AMLI is owned by limited partners that hold Operating Partnership units ("OP Units") which are convertible into common shares of AMLI on a one-for-one basis, subject to certain limitations. At September 30, 2004, AMLI owned 29,330,377 OP Units (including 3,925,000 Preferred OP Units) and the limited partners owned 1,684,336 OP Units. AMLI has qualified and anticipates continuing to qualify as a real estate investment trust for Federal income tax purposes.

      At September 30, 2004, AMLI owned or had interests in 78 multifamily apartment communities comprised of 29,182 apartment homes. Seventy-three of these communities totaling 27,328 apartment homes were stabilized and five communities containing 1,854 apartment homes were under development or in lease-up. In addition, the Service Companies (defined below) owned a community containing 91 apartment homes being developed for future sale and had an interest in another community containing 248 apartment homes, which has been developed for sale.

      BASIS OF PRESENTATION

      The accompanying consolidated financial statements are prepared using U.S. generally accepted accounting principles ("GAAP"), and include the accounts of AMLI, the Operating Partnership, AMLI Management Company ("AMC") and AMLI Institutional Advisors, Inc. ("AIA").

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

      In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly AMLI's financial position at September 30, 2004 and December 31, 2003 and the results of its operations and cash flows for the periods presented, have been made.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      Certain information and note disclosures normally included in AMLI's annual financial statements prepared in accordance with GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in AMLI's December 31, 2003 Annual Report and in Form 10-K filed with the Securities and Exchange Commission. The results for the three and nine months ended September 30, 2004 are not necessarily indicative of expected results for the entire year.

      AMLI's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses to prepare these financial statements in conformity with GAAP. Actual amounts realized or paid could differ from these estimates.

      All significant inter-entity balances and transactions have been eliminated in consolidation.

      Included in the accompanying statements of operations are the net effects of several out-of-period adjustments which have the effect of increasing income from continuing operations and net income by $116 and $219 for the three and nine months ended September 30, 2004, respectively. The net effect of these adjustments is summarized as follows:

                                                    September 30, 2004
                                                   --------------------
                                                    Three       Nine
                                                    Months      Months
                                                    Ended       Ended
                                                   --------    --------
     Increase in after-tax loss
       of the Service Companies. . . . . . . .     $   (133)       (187)
     Decrease in general and
       administrative expenses . . . . . . . .          135         135
     Increase in income from
       partnerships. . . . . . . . . . . . . .          114         271
                                                   --------    --------
     Total net effect of out-of-
       period adjustments. . . . . . . . . . .     $    116         219
                                                   ========    ========

AMLI does not believe that any of these adjustments are material to prior periods, nor do they impact any earnings trends.


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

                      AMLI RESIDENTIAL PROPERTIES TRUST

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

      For the three and nine months ended September 30, 2004, AMLI recorded impairment charges of $150 and $250 (included in income (loss) from the Service Companies' operations) against earnings. The impairment charges reduced the carrying value of land, including land held by the Service Companies (see note 4).

                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

      RENTAL COMMUNITY ACQUISITIONS

      AMLI acquires interests in institutional quality multifamily communities, with a focus on newer communities, having high-quality construction, amenities, location and market position.  The table below summarizes the communities acquired during 2004 and 2003:
                                              NUMBER      YEAR                              DEBT
                                               OF         COM-       DATE      PURCHASE   ASSUMED/    TOTAL
COMMUNITY                LOCATION             UNITS      PLETED     ACQUIRED    PRICE     OBTAINED    EQUITY
---------                --------            --------   --------    --------   --------   --------   --------
WHOLLY-OWNED:
AMLI:

 on Timberglen (1) . . . Dallas, TX               260       1985      1/5/04   $ 10,439      6,147      4,292
 at Ibis . . . . . . . . West Palm Beach, FL      234       2001     4/15/04     24,675      --        24,675
 on Eldridge Parkway . . Houston, TX              668    1998/99     4/15/04     48,000     32,709     15,291
 on the Fairway. . . . . Coppell, TX              322       2002     4/30/04     23,405      --        23,405
 at Westcliff. . . . . . Westminster, CO          372       2003     8/18/04     43,500      --        43,500
 at Canterfield. . . . . West Dundee, IL          352       2001     9/14/04     55,350      --        55,350
 at River Run. . . . . . Naperville, IL           206       2003     9/14/04     31,500      --        31,500
                                               ------                          --------    -------    -------
2004 acquisitions. . . .                        2,414                           236,869     38,856    198,013
                                               ------                          --------    -------    -------
 at Verandah (1) . . . . Arlington, TX            538    1986/91      1/2/03     26,023     15,972     10,051
 at Castle Creek (1) . . Indianapolis, IN         276       2000     8/14/03     23,850       --       23,850
 Creekside (1) . . . . . Overland Park, KS        224       2000     8/14/03     18,500       --       18,500
 at Regents Crest (1). . Overland Park, KS        476    1991/95
                                                             /97     8/14/03     38,650     14,632     24,018
 on Spring Mill (1). . . Carmel, IN               400       1999     8/25/03     30,000       --       30,000
 at Oakhurst North (1) . Aurora, IL               464       2000     8/25/03     50,000       --       50,000
 at Danada Farms (1) . . Wheaton, IL              600    1989/91    10/31/03     71,000     23,275     47,725
 Knox-Henderson. . . . . Dallas, TX               180       1994    12/30/03     17,900      --        17,900
 at Oak Bend (1) . . . . Dallas, TX               426       1997    12/31/03     24,631     18,079      6,552
                                               ------                          --------    -------    -------
2003 acquisitions. . . .                        3,584                           300,554     71,958    228,596
                                               ------                          --------    -------    -------
   Total . . . . . . . .                        5,998                          $537,423    110,814    426,609
                                               ======                          ========    =======    =======

  (1)  The purchase price and the amount of debt assumed are stated at 100%.  AMLI acquired the interest it did not already own in these communities from its co-investment partners.  Debt assumed upon acquisition of
       AMLI at Verandah and AMLI at Regents Crest was repaid in December 2003.  Debt assumed upon acquisition of
       AMLI on Timberglen was repaid in January 2004.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      Pursuant to Statement of Financial Accounting Standards No. 141 "Accounting for Business Combinations," ("SFAS 141"), AMLI allocates a portion of the total acquisition cost of communities acquired to leases in existence as of the date of acquisition. As of September 30, 2004 and December 31, 2003, the costs allocated to existing leases at the communities acquired of $13,769 and $6,878, respectively, are included in depreciable property in the accompanying consolidated balance sheets. These allocated costs are amortized over the average remaining term (approximately twelve months) of the leases. Rental rates of all acquired leases approximate current market rent.

      REHAB

      A rehab is a capital improvement program involving significant repairs, replacements or improvements having an aggregate cost of at least the greater of $3.0 per apartment home or 5% of the value of the entire apartment community. All costs including costs that would have been expensed had they not been incurred pursuant to a rehab, except costs to routinely paint the interiors of units at turnover, will be capitalized and depreciated over their policy lives. Pavement resurfacing, exterior painting and vinyl replacement are the primary types of costs that are capitalized and depreciated over fifteen years.

      In 2004 AMLI commenced the rehab of AMLI at West Paces in Atlanta. The costs of the rehab, which are being incurred over the two-year period ending December 31, 2005, are anticipated to total approximately $4,000, of which $1,251 has been incurred and capitalized through September 30, 2004. Depreciation of these costs commenced as the rehab of individual apartment units is completed based on the respective useful life of the assets.

      GOODWILL

      Unamortized Service Company goodwill of $668 has been tested by valuing the future construction business anticipated to be undertaken in regions serviced by the construction operations to which the unamortized goodwill relates, and no impairment existed as of September 30, 2004. No goodwill amortization has been charged to expense subsequent to December 31, 2001. In addition, as of December 31, 2002, AMLI allocated $434 (of the acquisition cost of the Service Company subsidiaries' controlling interests not already owned) to the cost of property management contracts, which AMLI is amortizing over a five-year period. At
September 30, 2004, the unamortized balance of the cost of these contracts is $282.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      DISCONTINUED OPERATIONS

      AMLI reports consolidated communities as held for sale at such time as a total of six criteria specified by Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144"), are met (including identifying and marketing the community for sale and determining that a sale is probable within a twelve-month period). In general, AMLI determines that a sale within a twelve-month period is probable at such time as a prospective buyer has made a firm commitment to acquire the community. AMLI reports in discontinued operations the operating results of wholly-owned communities sold or held for sale. Such results are shown net of interest on debt to the extent this debt is secured by mortgages on such wholly-owned communities. No other interest expense is allocated to discontinued operations.
Communities sold or held for sale by co-investment partnerships accounted for using the equity method of accounting are not discontinued operations under the provisions of SFAS 144. AMLI sold AMLI at Spring Creek, AMLI at Verandah, AMLI at Nantucket, AMLI on Timberglen and AMLI at Towne Creek in 2004 and AMLI at Centennial Park and AMLI at Town Center in 2003.
Condensed financial information of the results of operations for these communities for the periods indicated is as follows.

                            Three Months Ended        Nine Months Ended
                               September 30,           September 30,
                           --------------------    --------------------
                             2004        2003        2004        2003
                           --------    --------    --------    --------
Rental revenues. . . . .   $    652       4,771       6,870      14,399
Other income . . . . . .         98         407         581       1,096
                           --------    --------    --------    --------
Total community
  revenues . . . . . . .        750       5,178       7,451      15,495

Community rental
  expenses . . . . . . .        608       2,494       3,732       6,643
                           --------    --------    --------    --------
Net operating income . .        142       2,684       3,719       8,852

Other income . . . . . .         17       --            326       --

Depreciation expense . .        (40)     (1,500)       (531)     (3,392)

Interest and amortiza-
 tion of deferred
 costs . . . . . . . . .      --           (729)       (395)     (2,125)
                           --------    --------    --------    --------
Income from discontinued
 operations before
 minority interest . . .        119         455       3,119       3,335

Minority interest. . . .         (8)        (74)       (221)       (579)
                           --------    --------    --------    --------

Income from discon-
  tinued operations,
  net of minority
  interest . . . . . . .        111         381       2,898       2,756
                           --------    --------    --------    --------

                      AMLI RESIDENTIAL PROPERTIES TRUST

                            Three Months Ended        Nine Months Ended
                               September 30,           September 30,
                           --------------------    --------------------
                             2004        2003        2004        2003
                           --------    --------    --------    --------
Gains on sales of
 rental communities. . .     12,073       --         52,098       --
Minority interest. . . .       (755)      --         (3,298)      --
                           --------    --------    --------    --------
Gains on sales of
 rental communities,
 net of minority
 interest. . . . . . . .     11,318       --         48,800       --
                           --------    --------    --------    --------
Gain on extinguishment
 of debt for a community
 sold. . . . . . . . . .      --          --          5,400       --
Write-off of unamortized
 deferred financing cost
 relating to extinguish-
 ment of debt. . . . . .      --          --           (677)      --
Minority interest. . . .      --          --           (300)      --
                           --------    --------    --------    --------
Gain on extinguishment
 of debt for a community
 sold, net of minority
 interest. . . . . . . .      --          --          4,423       --
                           --------    --------    --------    --------
Income from discon-
  tinued operations. . .   $ 11,429         381      56,121       2,756
                           ========    ========    ========    ========

      COMMUNITIES BUILT BY THE SERVICE COMPANIES FOR SALE

      In addition to constructing communities for AMLI and its co-investment partnerships, the Service Companies from time to time construct communities for sale to third parties. In such instances the Service Companies generally intend to sell the communities so constructed within one year following completion of construction and leasing of the new community. These new communities which are held for sale are not depreciated and are included in Service Companies' assets in the consolidated balance sheets.

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

                      AMLI RESIDENTIAL PROPERTIES TRUST

      All AMLI's hedges are characterized as cash flow hedges and are thus reported at fair value in the consolidated balance sheets. AMLI engages a third-party consultant to determine the fair values of derivative instruments at each balance sheet date. The unrealized gains or losses in the fair value of these hedges are reported in the consolidated balance sheets in other assets or other liabilities with a corresponding adjustment to either accumulated other comprehensive income or loss, a component of shareholders' equity, or earnings, depending on the type of hedging relationship. Gains and losses from cash flow hedges are reported in accumulated other comprehensive income or loss.

      AMLI identifies the debt it is hedging at the time it enters into each derivative contract and records interest expense as payments are made pursuant to interest rate swaps or by amortizing the cost of interest rate caps and Treasury locks over the hedged period, as long as periodic computations confirm the effectiveness of the hedge. If the hedge becomes ineffective, the portion of the fair value of an interest rate swap or the unamortized cost of an interest rate cap or Treasury lock that is determined to be ineffective is charged to expense at that time.

      The following table summarizes the notional amounts and approximate fair value of AMLI's derivative asset and liability under existing Treasury lock and interest rate cap and swap contracts. The notional amounts at September 30, 2004 provide an indication of the extent of AMLI's involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.

                                                    Cumula-
                                                     tive    Approxi-
                        Fixed                        Cash     mate
Type of      Notional   Rate   Term of   Contract    Paid,    Fair
Contract       Amount    (1)   Contract  Maturity     Net    Value (2)
--------     --------   ------ --------  --------   -------  ---------
Swap          $10,000   6.438%  5 years   10/4/04   $1,618          (4)
Swap           15,000   4.378%  5 years    4/1/09      201        (512)
Swap           30,000   4.510%  5 years    4/1/09      418      (1,192)
                                                               -------
Derivative
 liability                                                      (1,708)
                                                               -------
Cap            15,000   4.000%  5 years    4/1/09      927         359
                                                               -------
Derivative
 asset                                                             359
              -------                               ------     -------
              $70,000                               $3,164
              =======                               ======

                     Net liability at
                       September 30, 2004                      $(1,349)
                                                               =======
                     Net liability at
                       December 31, 2003                       $(1,883) (3)
                                                               =======

     (1) The fixed rate for the swaps includes the swap spread (the risk component added to the Treasury yield to determine a fixed rate) and excludes lender's spread.

                      AMLI RESIDENTIAL PROPERTIES TRUST

     (2) Represents the approximate amount which AMLI would have paid or received as of September 30, 2004 and December 31, 2003, respectively, if these contracts were terminated. The derivative asset and derivative liability were recorded as other asset and other liability, respectively, in the accompanying consolidated balance sheets as of September 30, 2004 and December 31, 2003.

     (3) The net liability at December 31, 2003 includes $563 relating to an interest rate swap contract that expired on September 20, 2004.


      On September 30, 2004, all of AMLI's derivative instruments were reported as other assets and other liabilities at their fair value and the offsetting adjustments were reported as losses in accumulated other comprehensive loss as follows:

                                  At               At
                              September 30,   December 31,
                                 2004             2003        Change
                              ------------    ------------    ------
     AMLI's derivative
      contracts:
       Interest rate cap
         and swaps (1)(4). . . .  $ (2,275)        (1,879)      (396)
       Treasury locks. . . . . .       563            355        208
                                  --------       --------     ------
                                    (1,712)        (1,524)      (188)
                                  --------       --------     ------
     Share of partnerships'
      derivative contracts:
       AMLI at Osprey Lake
         Treasury lock (2) . . .      (982)        (1,098)       116 (3)
                                  --------       --------     ------
     Total . . . . . . . . . . .  $ (2,694)        (2,622)       (72)
                                  ========       ========     ======

     (1) There was no adjustment to earnings recorded for the nine months ended September 30, 2004 and an adjustment to earnings of $67 due to an ineffectiveness on the interest rate swap contracts was recorded for the nine months ended September 30, 2003.

     (2)   AMLI cash-settled the AMLI at Osprey Lake hedge prior to 2002.

     (3) This change is reflected in earnings for the nine months ended September 30, 2004.

     (4) AMLI's interest rate swaps are being settled in cash each month through April 2009.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      PER SHARE DATA

      The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated.

                             Three Months Ended       Nine Months Ended
                                September 30,           September 30,
                            ---------------------   ---------------------
                              2004        2003        2004        2003
                           ----------  ----------  ----------  ----------
Income from continuing
  operations . . . . . . . $      805       5,554       5,136       9,815

Income from discontinued
  operations . . . . . . .     11,429         381      56,121       2,756
                           ----------  ----------  ----------  ----------
Net income . . . . . . . .     12,234       5,935      61,257      12,571

Less net income
  attributable to
  preferred shares . . . .     (1,933)     (1,981)     (9,609)     (5,942)
                           ----------  ----------  ----------  ----------
Net income attributable
  to common shares
  - basic and diluted. . . $   10,301       3,954      51,648       6,629
                           ==========  ==========  ==========  ==========

Weighted average common
  shares - basic . . . . . 25,277,005  18,214,998  24,245,806  17,263,803

Dilutive Options and
  Other Plan shares. . . .    359,018     211,562     326,711     118,243
Convertible preferred
  shares (1) . . . . . . .      --          --          --          --
                           ----------  ----------  ----------  ----------
Weighted average
  common shares -
  dilutive . . . . . . . . 25,636,023  18,426,560  24,572,517  17,382,046
                           ==========  ==========  ==========  ==========

Net income per share:
  Basic. . . . . . . . . . $     0.41        0.22        2.13        0.38
  Diluted. . . . . . . . . $     0.40        0.21        2.10        0.38
                           ==========  ==========  ==========  ==========

      (1)   Preferred shares are anti-dilutive.

      During the second quarter of 2004, AMLI adopted the consensus reached in EITF 03-06, (which was effective for fiscal periods beginning after March 31, 2004) "Participating Securities and Two-Class Method under FASB 128" which provides further guidance on the definition of participating securities and requires the use of the two-class method in calculating earnings per share for enterprises with participating securities under SFAS Statement 128 "Earnings per Share."

      Pursuant to EITF 03-06, AMLI's Series B and D convertible preferred shares and (prior to their conversion to common shares) the Series A are considered participating securities. EITF 03-06 requires that each period's income be allocated to participating securities notwithstanding the existence of accumulated deficiency (net income less than dividends) from prior periods. Accordingly, for the reporting periods in which AMLI's

                      AMLI RESIDENTIAL PROPERTIES TRUST
net income is in excess of common and preferred dividends, such income is allocated to the common and preferred shares in proportion to their respective interests. During reporting periods in which net income is less than the common and preferred dividends, such deficiency is allocated entirely to the common shares. For the three months ended June 30, 2004, $3,811 of net income in excess of preferred dividends was allocated to the convertible preferred shares, of which $3,686 was reflected in mandatorily redeemable convertible preferred shares to increase the carrying amount to the liquidation preference. For the three months ended September 30, 2004 there were no undistributed earnings as dividends paid per share are greater than net income allocated to the common shares.

      SHARE OPTIONS

      AMLI commenced reporting the value of awarded share options as a charge against earnings for options awarded subsequent to January 1, 2002. AMLI awarded a total of 332,250 options, net of cancellations and exercises, to employees since January 1, 2002 and is recording the associated expense ratably over the five years ending December 31, 2007.

      If AMLI had commenced recording option expense as of the January 1, 1996 the effective date of Statement of Financial Standards No. 123, pro forma net income, including option expense, and earnings per share would have been as follows:

                              Three Months Ended      Nine Months Ended
                                 September 30,           September 30,
                            ---------------------   ---------------------
                              2004        2003        2004        2003
                           ----------  ----------  ----------  ----------
Net income, as reported:
  Net income . . . . . . . $   12,234       5,935      61,257      12,571
  Net income attributable
   to preferred shares . .     (1,933)     (1,981)     (9,609)     (5,942)
                           ----------  ----------  ----------  ----------
Net income attributable
 to common shares. . . . .     10,301       3,954      51,648       6,629
Stock-based compensation
 expense included in
 reported net income,
 net of related tax
 effects . . . . . . . . .         14          15          47          44
Total stock-based
 employee compensation
 expense determined
 under fair value based
 method for all awards,
 net of related tax
 effects . . . . . . . . .       (128)        (89)       (273)       (216)
                           ----------  ----------  ----------  ----------
Pro forma net income
  - basic and diluted. . . $   10,187       3,880      51,422       6,457
                           ==========  ==========  ==========  ==========

Earnings per share:
  Basic - as reported. . . $     0.41        0.22        2.13        0.38
  Basic - pro forma. . . . $     0.40        0.21        2.12        0.37

  Diluted - as reported. . $     0.40        0.21        2.10        0.38
  Diluted - pro forma. . . $     0.40        0.21        2.09        0.37

                      AMLI RESIDENTIAL PROPERTIES TRUST

      CONSOLIDATION OF VARIABLE INTEREST ENTITIES

      In January 2003, FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities," ("FIN 46"), which addresses consolidation by business enterprises of variable interest entities ("VIEs"). FIN 46 was revised in December 2003 ("FIN 46R"). FIN 46R is applicable for interim periods that end after March 15, 2004. FIN 46R clarifies the application of Accounting Research Bulletin No. 51 "Consolidated Financial Statements," and requires that VIEs in which a business enterprise has a majority variable interest be presented on a consolidated basis in its financial statements. AMLI's adoption of FIN 46R has had no impact on its consolidated financial statements.

      AMLI conducts a portion of its multifamily investment activities through joint ventures. Since its initial offering and through September 30, 2004, AMLI has co-invested with seventeen investors in 54 joint ventures in which AMLI's ownership has ranged from 10% to 75%. Through September 30, 2004 AMLI has terminated 19 co-investment partnerships. AMLI has concluded that none of its remaining interests in 35 unconsolidated partnerships qualifies for consolidation under FIN 46R.

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

      Although SFAS 150 generally requires that preferred shares with a mandatory redemption feature be recorded as liabilities reported at fair value, this statement has not affected the accounting for AMLI's preferred shares because of the conversion feature of AMLI's preferred shares.

      RECLASSIFICATIONS

      Certain amounts in the consolidated 2003 financial statements of AMLI have been reclassified to conform with the current presentation. These reclassifications have no effect on net income or shareholders' equity as previously presented.

3.    INVESTMENTS IN PARTNERSHIPS

      At September 30, 2004 and December 31, 2003, AMLI had investments in 35 and 37 partnerships, respectively, with AMLI's ownership percentages ranging from 15% to 75%.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      AMLI's investments in partnerships differ from AMLI's shares of partnerships' capital primarily due to capitalized interest on its investments in partnerships which had developed or have communities under development, purchase/sale price basis differences and the elimination of AMLI's share of its acquisition, financing, construction and development fee income. Such differences are amortized using the straight-line method over 40 years. Summarized financial information of partnerships in which AMLI has investments is as follows:

                                                  As of          As of
                                              September 30,   December 31,
                                                  2004           2003
                                              ------------    ------------
      Total assets . . . . . . . . . . . . . .  $1,048,478       1,073,252
                                                ==========      ==========

      Total debt . . . . . . . . . . . . . . .  $  608,203         565,873
      AMLI's share of debt . . . . . . . . . .     222,829         213,179
                                                ==========      ==========

      Total partners' capital. . . . . . . . .  $  406,634         472,555
      AMLI's share of partners' capital. . . .     125,358         143,725
                                                ==========      ==========

      AMLI's net investments in
        partnerships (35 and
        37 partnerships, respectively) . . . .  $  126,544         141,107
      Distributions in excess of
        investments in and earnings
        from four partnerships . . . . . . . .       6,243           6,184
                                                ----------      ----------
      Investments in partnerships
        (31 and 33 partnerships,
        respectively). . . . . . . . . . . . .  $  132,787         147,291
                                                ==========      ==========


      Details of the differences between AMLI's aggregate investment in partnerships and its aggregate share of partnerships' capital as recorded on the books of these partnerships, net of accumulated amortization as of September 30, 2004 and December 31, 2003 are as follows:

                                             September 30,    December 31,
                                                  2004           2003
                                             -------------    ------------

      AMLI's share of partnerships' capital. .  $  125,359         143,725
      Capitalized interest . . . . . . . . . .       4,874           4,220
      Eliminated fees, net . . . . . . . . . .      (5,527)         (5,503)
      Eliminated construction profits, net . .      (1,538)         (1,866)
      Other comprehensive loss . . . . . . . .        (982)         (1,098)
      Other, net (1) . . . . . . . . . . . . .       4,358           1,629
                                                ----------      ----------
      AMLI's net investments in
        partnerships . . . . . . . . . . . . .  $  126,544         141,107
                                                ==========      ==========

  (1) The net amount at December 31, 2003 was reduced by a $1,322 of deferred gain for an asset that was previously contributed to a partnership and such deferred gain was realized when AMLI acquired its partner's interest in January 2004 and the community was subsequently sold to a third party.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      At September 30, 2004, the Operating Partnership was a general part-ner or a managing member in various partnerships or limited liability companies (referred to as "partnerships"). Under the terms of each partnership, AMLI is entitled to receive its proportionate share of distributions from operations, sales or refinancings. In addition, the Operating Partnership and the Service Companies receive various fees for services provided to these partnerships including development fees, construction fees, acquisition fees, property management fees, asset management fees, financing fees, administrative fees, disposition fees and promoted interests (additional share of operating cash flows or liquidation proceeds in excess of its stated ownership percentages based, in part, on the partnerships generating cumulative returns to their partners in excess of specified rates). AMLI's share of income for the three and nine months ended September 30, 2004 and 2003 is summarized as follows:

                             Three Months Ended        Nine Months Ended
                                September 30,           September 30,
                            ---------------------   ---------------------
                              2004        2003        2004        2003
                           ----------  ----------  ----------  ----------

Total revenues . . . . . . $   33,906      41,660      99,812     125,769
                           ==========  ==========  ==========  ==========
Net income excluding
  gains on sales . . . . . $    1,398       4,526       4,471      13,899
Gains on sales of
  rental communities . . .      --          6,325       9,438       6,325
                           ----------  ----------  ----------  ----------
Total net income . . . . . $    1,398      10,851      13,909      20,224
                           ==========  ==========  ==========  ==========

AMLI's share of net
  income excluding
  gains on sales (1) . . . $      616       1,309       2,549       4,235
AMLI's share of gains on
  sales of rental
  communities (2). . . . .      --          2,334       2,360       2,334
                           ----------  ----------  ----------  ----------
Total AMLI's share of
  net income . . . . . . . $      616       3,643       4,909       6,569
                           ==========  ==========  ==========  ==========

AMLI's share of
  depreciation . . . . . . $    2,671       2,932       7,870       9,168
                           ==========  ==========  ==========  ==========

   (1) During the three and nine months ended September 30, 2004 and 2003 the Operating Partnership received cash flow or accrued its cash flow preference anticipated to be received in future periods and recorded operating income in excess of its ownership percentages of $546 and $2,073, respectively, and $457 and $1,807, respectively.

   (2) AMLI's share of gain on sale reported in the consolidated statement of operations for the nine months ended September 30, 2004 includes $288 of deferred gain recorded on AMLI's books recognized to income upon sale of the community. For the three and nine months ended September 30, 2003 AMLI's share of gain on sale reported in the consolidated statement of operations excludes $375 of AMLI's promoted interest from the sale of a community which is included in other income.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      All but one of the partnerships' debt financings obtained from various financial institutions are at fixed rates. All of the fixed-rate first mortgages are non-recourse debt secured by mortgage notes on the respective communities. One unsecured loan was obtained from AMLI at a fixed rate. At September 30, 2004, the partnerships' debt was as follows:

                       Total     Outstand-
                     Commitment   ing at     Company's Interest
Community               (1)       9/30/04    Share (2)   Rate     Maturity
---------            ----------  ---------   --------- --------   ---------
AMLI:
 at Osprey Lake (3)   $  1,200       1,200        825     6.00%   on demand
 Downtown               30,920      26,306      7,892   L+2.00%   June 2006
 at Prestonwood Hills   11,649      10,985      4,975     7.17%   Aug. 2006
 at Windward Park       18,183      17,165      7,781     7.27%   Aug. 2006
 Midtown                21,945      20,859      9,458     7.52%   Dec. 2006
 at Deerfield           12,600      11,981      2,995     7.56%   Dec. 2006
 on Frankford           25,710      24,742     11,221     8.25%   June 2007
 at Scofield Ridge      24,618      23,634     10,718     7.70%   Aug. 2007
 at Breckinridge Point  22,110      21,205      9,615     7.57%   Sep. 2007
 Towne Square           21,450      20,606      9,343     6.70%   Jan. 2008
 at Lowry Estates       33,900      32,681     16,340     7.12%   Jan. 2008
 at Summit Ridge        20,000      19,267      4,817     7.27%   Feb. 2008
 at River Park          15,100      14,047      5,619  6.86%(4)   June 2008
 on the Parkway         10,800       9,654      2,414     6.75%   Jan. 2009
 at Mill Creek          18,000      17,506      4,376     6.40%   May  2009
 at Chevy Chase         48,000      46,570     15,368     7.11%   June 2009
 at Park Meadows (5)    28,500      28,500      7,125     6.25%   July 2009
 at Bryan Place (5)     26,200      26,200     12,576     5.81%   Aug. 2009
 at Barrett Lakes       16,680      15,250      5,338     8.50%   Dec. 2009
 at Northwinds          33,800      32,612     11,414     8.25%   Oct. 2010
 at Seven Bridges       51,000      51,000     10,200     7.25%   Jan. 2011
 at Osprey Lake         35,320      32,709     22,487     7.02%   Mar. 2011
 at Windbrooke          20,800      20,210      3,032     6.43%   Mar. 2012
 at Museum Gardens (6)  37,000      18,361      4,590     7.25%   July 2013
 at Barrett Walk        12,000      12,000      3,000     5.19%   Nov. 2013
 at Cambridge Square    20,900      20,900      6,270     5.19%   Nov. 2013
 at Milton Park         22,000      22,000      5,500     5.10%   May  2014
 at Lost Mountain       10,252      10,053      7,540     6.84%   Nov. 2040
                      --------    --------    -------
                      $650,637     608,203    222,829
                      ========    ========    =======

(1) In general, these loans provide for monthly payments of principal and interest based on 25- or 30-year amortization schedules and a balloon payment at maturity. Some loans provide for payments of interest only.

(2)  Based upon ownership percentages at September 30, 2004.

(3) This is a second mortgage loan provided by AMLI to pay down this community's first mortgage debt, as required by the loan agreement.

(4)  Consists of $9,100 at 7.75% and $6,000 at 5.50%.

(5)  These loans provide for payment of interest only through maturity.

(6) This is a combination construction/permanent loan which is being funded to the total commitment as development is completed.

                      AMLI RESIDENTIAL PROPERTIES TRUST

4.   THE SERVICE COMPANIES

     The assets of the Service Companies consisted of the following as of:

                                            September 30,    December 31,
                                                2004             2003
                                            -------------    ------------
      Receivables. . . . . . . . . . . . . .     $  3,040          6,351
      Land held for sale, net of allowance
        for loss of $1,497 and $1,247,
        respectively . . . . . . . . . . . .       12,247         12,301
      Rental communities under
        development and held for sale. . . .       10,361         34,618
      Office building and tenant
        improvements, net of
        accumulated depreciation . . . . . .        2,124          2,227
      Information technology costs,
        net of accumulated depreciation. . .        7,260          8,500
      Net deferred tax asset . . . . . . . .        3,762          2,229
      Other. . . . . . . . . . . . . . . . .        2,858          2,551
                                                 --------       --------
      Total. . . . . . . . . . . . . . . . .     $ 41,652         68,777
                                                 ========       ========

      Deferred tax asset:
        Net operating loss carryforward. . .     $  2,611          2,230
        Goodwill . . . . . . . . . . . . . .          345            399
        Deferred compensation. . . . . . . .          366            888
        Other. . . . . . . . . . . . . . . .        2,059            415
                                                 --------       --------
        Total gross deferred tax asset . . .        5,381          3,932
        Less valuation allowance . . . . . .        --             --
                                                 --------       --------
        Total gross deferred tax asset . . .        5,381          3,932
                                                 --------       --------
      Deferred tax liability:
        Property and equipment, princi-
          pally due to differences in
          depreciation . . . . . . . . . . .       (1,282)        (1,387)
        Compensation for employee stock
          options. . . . . . . . . . . . . .         (166)          (127)
        Other. . . . . . . . . . . . . . . .         (171)          (189)
                                                 --------       --------
        Total gross deferred tax
          liability. . . . . . . . . . . . .       (1,619)        (1,703)
                                                 --------       --------
        Net deferred tax asset . . . . . . .     $  3,762          2,229
                                                 ========       ========

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management is of the opinion that the $3,762 net deferred tax asset as of September 30, 2004 will be recovered from future profitable operations of the Service Companies.

                      AMLI RESIDENTIAL PROPERTIES TRUST

5.    OTHER ASSETS

      Other assets reported in the accompanying consolidated balance sheets are as follows.

                                            September 30,    December 31,
                                                2004             2003
                                            -------------    ------------

     Short-term working capital assets:
       Advances to affiliates. . . . . . . .     $    827            576
       Accounts receivable . . . . . . . . .        1,432            956
       Development fees receivable . . . . .          223             65
       Prepaid expenses. . . . . . . . . . .        1,090          2,509
                                                 --------       --------
                                                    3,572          4,106
                                                 --------       --------
     Other:
       Notes receivable (1). . . . . . . . .        3,515         30,112
       Deposits. . . . . . . . . . . . . . .        2,664          1,765
       Restricted cash . . . . . . . . . . .          647            483
       Deferred development costs. . . . . .          801          4,123
       Derivative asset. . . . . . . . . . .          359            927
       Other . . . . . . . . . . . . . . . .          728          1,019
                                                 --------       --------
                                                    8,714         38,429
                                                 --------       --------
     Total . . . . . . . . . . . . . . . . .     $ 12,286         42,535
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
                                                            Balance                                  Balance
                                              Original        at          Interest      Maturity        at
                                               Amount       9/30/04         Rate          Date       12/31/03
                                              --------      -------      -----------    --------     --------
SECURED BOND FINANCINGS:
                                                                          Tax-Exempt
AMLI at Spring Creek (1)                      $ 40,750        --          Rate+1.49%     10/1/24      40,750
                                                                          Tax-Exempt
AMLI at Poplar Creek (2)                         9,500        9,500       Rate+1.26%      2/1/24       9,500
                                              --------      -------                                  -------
    Total bonds                                 50,250        9,500                                   50,250
                                              --------      -------                                  -------
MORTGAGE NOTES PAYABLE TO
  FINANCIAL INSTITUTIONS:
AMLI at Nantucket (3)                            7,735        --           7.70%          6/1/04       7,036
AMLI at Bishop's Gate                           15,380       13,362        7.25% (4)      8/1/05      13,608
AMLI at Regents Center                          20,100       18,316 (5)    8.90% (6)      9/1/05      18,531
AMLI on the Green/AMLI of North Dallas (7)      43,234       37,104        7.79%          5/1/06      37,849
AMLI at Oak Bend (8)                            19,878       18,710        5.62%         12/1/06      19,123
AMLI at Danada (9)                              46,234       44,233        4.51%          3/1/07      44,857
AMLI at Valley Ranch                            18,800       18,800        6.68%         5/10/07      18,800
AMLI at Conner Farms                            14,900       14,900        6.68%         5/10/07      14,900
AMLI at Clairmont                               12,880       12,055        6.95%         1/15/08      12,206
AMLI - various (10)                            140,000      134,732        6.56%          7/1/11     136,080
AMLI on Eldridge Parkway                        32,709       32,608        5.36%          6/1/14       --
AMLI at Riverbend                               45,000       44,951        4.85%          8/1/14       --
AMLI at Park Creek (11)                         10,322       10,306        5.65%         12/1/38      10,073
                                              --------      -------                                  -------
  Total mortgage notes payable                 427,172      400,077                                  333,063
                                              --------      -------                                  -------
OTHER NOTES PAYABLE:
Primary unsecured line of credit (12) (13)     240,000      159,000        L+1.00%       5/19/06     218,000
Secondary unsecured line of credit (13)         16,000        --           L+1.20%       5/19/06       --
Other (14)                                       9,200        7,900        L+0.675%    on demand       9,200
                                              --------      -------                                  -------
  Total other notes payable                    265,200      166,900                                  227,200
                                              --------      -------                                  -------
  Total                                       $742,622      576,477                                  610,513
                                              ========      =======                                  =======




                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1)   AMLI at Spring Creek was sold on April 14, 2004, and the buyer took the community subject to these bonds.
      In addition to the gain on the sale of the community, AMLI recognized a $4,723 gain ($5,400 of the net cash proceeds less $677 write-off of unamortized loan costs) attributable to extinguishment of debt and included in discontinued operations, net of minority interest of $300, in the accompanying statement of operations for the nine months ended September 30, 2004.

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

(3)   This loan was prepaid without penalty on February 2, 2004.

(4)   This original $14,000 mortgage note bears interest at 9.1%.  For financial reporting purposes, this mortgage note was valued at $15,380 to reflect a 7.25% market rate of interest when assumed in connection with the acquisition of AMLI at Bishop's Gate on October 17, 1997.  The unamortized premium at September 30, 2004 and
      December 31, 2003 was $221 and $347, respectively.  This loan is prepayable without penalty as of June 1,
      2005.

(5)   This loan provides for partial recourse to the partners of the Operating Partnership.

(6)   Consists of $13,800 at 8.73% and $6,300 at 9.23%.  These loans are prepayable without penalty as of June 1,
      2005.

(7)   These two communities secure a loan that was sold at a discount of $673.  At September 30, 2004 and
      December 31, 2003, the unamortized discount was $107 and $157, respectively.  This loan is prepayable without penalty in November 2005.

(8)   Represents debt assumed by AMLI as a result of acquisition of 60% interest in the community that AMLI did not already own.  The original mortgage balance of $18,079 bears 7.81% interest, which, at the time of the acquisition, was valued at $19,123 for financial reporting purposes to reflect a 4.16% market-rate interest on 60% of the balance assumed and 7.81% interest rate on the remaining 40%.  The unamortized premium at
      September 30, 2004 and December 31, 2003 was $779 and $1,044, respectively.

(9)   Represents $23,249 original mortgage balance assumed upon acquisition of 90% interest in the community that
      AMLI did not already own and $20,000 additional mortgage financing from the same lender following the acquisition.  The original mortgage note bears interest at 7.33%, which was valued at $24,982 for financial reporting purposes to reflect a 4.48% market-rate interest on 90% of the balance assumed and 7.33% interest rate on the remaining 10%.  The unamortized premium at September 30, 2004 and December 31, 2003 was $1,256
      and $1,734, respectively.  The additional $20,000 bears interest at 4.48%.

(10)  This loan is secured by seven previously unencumbered communities (AMLI at Bent Tree, AMLI at Lantana Ridge,
      AMLI at StoneHollow, AMLI at Western Ridge, AMLI at Killian Creek, AMLI at Eagle Creek and AMLI at Gateway
      Park).  In connection with the sale of AMLI at Western Ridge in December 2002, AMLI obtained a release of its mortgage by substituting another wholly-owned community, AMLI at the Medical Center.




                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(11)  This loan was refinanced on June 21, 2004.  The refinancing lowered the interest rate on this loan from
      .88% to 5.65% without accelerating its maturity date.  AMLI paid a $502 prepayment penalty upon closing of this refinancing, which amount, together with $619 in unamortized deferred cost associated with placing the original loan, was charged to expense at that time as the refinancing was considered an extinguishment of debt pursuant to EITF 96-19, "Debtor's Accounting for a Substantive Modification and exchange of Debt
      Instruments."

(12)  In the third quarter 2003 AMLI entered into $45,000 of forward-starting swaps fixing the base interest rate at an average of 4.47%, and entered into a $15,000 forward-starting cap limiting the base rate to 4.0%, all for the five-year period beginning April 1, 2004.

(13)  AMLI's $240,000 unsecured line of credit is provided by a group of eight banks and will mature in May 2006.
      AMLI has an option to extend the maturity by one year.  This line of credit carries an interest rate of
      LIBOR plus 1.00% and provides for an annual facility fee of 20 basis points.  AMLI uses the unsecured line of credit for acquisition and development activities and working capital needs.  This unsecured line of credit requires that AMLI meet various covenants typical of such an arrangement, including minimum net worth, minimum debt service coverage and maximum debt to equity percentage.  A separate $16,000 unsecured line of credit obtained from one of the lenders, pursuant to which AMLI may issue letters of credit, contains terms and conditions substantially the same as exist under AMLI's primary unsecured line of credit.

(14)  AMLI and several of its co-investment partnerships have a short-term investment program where short-term cash balances are invested by each partnership in demand notes payable by AMLI.  Each partnership withdraws funds from this investment account on an "as needed basis" to fund its disbursements, which could be daily.
      At September 30, 2004 and December 31, 2003, the effective interest rate paid by AMLI on these demand notes was 1.75% and 1.74%, respectively.





                      AMLI RESIDENTIAL PROPERTIES TRUST

      As of September 30, 2004, the scheduled maturities of AMLI's debt are as follows:

                           Fixed Rate                 Notes
                            Mortgage                 Payable
                          Notes Payable  Unsecured     to
                 Bond     to Financial     Lines      Joint
              Financings  Institutions   of Credit   Ventures     Total
              ----------  -------------  ---------   --------    -------

2004 . . . .    $  --            1,602       --        7,900       9,502
2005 . . . .       --           37,636       --         --        37,636
2006 . . . .       --           58,565    159,000       --       217,565
2007 . . . .       --           79,147       --         --        79,147
2008 . . . .       --           15,050       --         --        15,050
Thereafter .      9,500        208,077       --         --       217,577
                -------        -------    -------     ------     -------
                $ 9,500        400,077    159,000      7,900     576,477
                =======        =======    =======     ======     =======

      At September 30, 2004, 22 of AMLI's 42 wholly-owned stabilized communities are unencumbered.


7.    OTHER LIABILITIES

      Other liabilities reported in the accompanying consolidated balance sheets are as follows:

                                             September 30,   December 31,
                                                 2004            2003
                                             -------------   ------------
      Short-term working capital
       liabilities:
        Accrued interest payable . . . . . . .    $  2,292         1,732
        Accrued real estate taxes payable. . .      17,122        16,290
        Accrued general and administra-
          tive expenses. . . . . . . . . . . .       1,639           506
        Accrued community rental expenses. . .       6,305         6,455
                                                  --------      --------
                                                    27,358        24,983
                                                  --------      --------
      Other:
        Construction costs payable . . . . . .       1,109         2,673
        Security deposits and
          prepaid rents. . . . . . . . . . . .       4,150         4,116
        Accrued employee benefits. . . . . . .       1,362         3,585
        Interest rate swap liability . . . . .       1,708         1,883
        Other (1). . . . . . . . . . . . . . .       2,283           934
                                                  --------      --------
                                                    10,612        13,191
                                                  --------      --------
          Total. . . . . . . . . . . . . . . .    $ 37,970        38,174
                                                  ========      ========

  (1) In 2004, includes $667 deferred gain relating to the sale of AMLI at Spring Creek, which is anticipated to be recognized through March 2005 following completion of limited obligations in connection with the sale.

                      AMLI RESIDENTIAL PROPERTIES TRUST

8.    COMMUNITY RENTAL EXPENSES

      Rental expenses reported in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003 are as follows.

                              Three Months Ended       Nine Months Ended
                                September 30,            September 30,
                             --------------------    --------------------
                               2004       2003         2004        2003
                             --------    --------    --------    --------

Personnel. . . . . . . . .   $  4,134       2,753      10,937       7,404
Advertising and promotion.        926         632       2,214       1,604
Utilities. . . . . . . . .      1,292       1,006       3,222       2,387
Building repairs and
  maintenance. . . . . . .      2,538       1,753       6,000       3,908
Landscaping and
  grounds maintenance. . .        773         564       2,015       1,486
Real estate taxes. . . . .      5,040       3,172      13,713       9,544
Insurance. . . . . . . . .        497         495       1,841       1,351
Property management fees .      1,079         772       3,016       2,132
Other rental expenses. . .        426         196       1,033         673
                             --------    --------    --------    --------
Total. . . . . . . . . . .   $ 16,705      11,343      43,991      30,489
                             ========    ========    ========    ========

      Included in building repairs and maintenance for the three and nine months ended September 30, 2004, is $150 in costs resulting from the hurricanes which struck Florida during the third quarter.


9.    INCOME TAXES

      AMLI believes it qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to Federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. AMLI's current dividend payment level equals an annual rate of $1.92 per common share and AMLI anticipates that all dividends paid in 2004 will be fully taxable. AMLI expects that it will distribute at least 100% of its taxable income. AMLI anticipates that approximately 45%-55% of total dividends paid during 2004 will be characterized as income taxable at capital gains rates for Federal income tax purposes.


10.   SEGMENT REPORTING

      The revenues, net operating income ("NOI"), funds from operations ("FFO") and assets for AMLI's reportable segments are summarized as follows:

                      AMLI RESIDENTIAL PROPERTIES TRUST

                              Three Months Ended       Nine Months Ended
                                 September 30,           September 30,
                             --------------------    --------------------
                               2004        2003        2004        2003
                             --------    --------    --------    --------
Segment revenues:
 Multifamily rental
  operations:
   Wholly-owned
     communities . . . . .   $ 35,146      25,115      98,158      69,362
   Co-investment
     communities at 100% .     33,873      41,601      99,544     125,625
                             --------    --------    --------    --------
                               69,019      66,716     197,702     194,987
 Service Companies'
  revenues before
  intercompany elimina-
  tions. . . . . . . . . .     16,218      24,798      48,610      75,523
                             --------    --------    --------    --------
 Total segment revenues. .     85,237      91,514     246,312     270,510
 Discontinued operations .        750       5,178       7,451      15,495
                             --------    --------    --------    --------
   Total revenues. . . . .   $ 85,987      96,692     253,763     286,005
                             ========    ========    ========    ========
Community NOI:
 Multifamily rental
  operations:
   Wholly-owned
     communities . . . . .   $ 18,441      13,772      54,167      38,873
   Co-investment
     communities at 100% .     19,642      24,033      58,038      73,472
                             --------    --------    --------    --------
                               38,083      37,805     112,205     112,345

 Discontinued operations .        142       2,684       3,719       8,852
                             --------    --------    --------    --------
   Total communities NOI .     38,225      40,489     115,924     121,197

 Reconciling items to FFO:
   Reduce co-investment
     NOI to AMLI's share
     (1) . . . . . . . . .    (12,496)    (15,865)    (36,187)    (48,448)
                             --------    --------    --------    --------
   AMLI's share of NOI . .     25,729      24,624      79,737      72,749
   Co-investment fee
     income. . . . . . . .        636         832       1,493       1,800
   Other income. . . . . .        207         568       1,115         952
   Discontinued operations-
     other income. . . . .         17       --            326       --
   Gain on extinguishment
     of debt . . . . . . .      --          --          4,723       --
   Interest expense and
     loan cost amortiza-
     tion (1). . . . . . .     (7,701)     (6,537)    (22,035)    (19,282)
   Share of co-investment
     interest and loan
     cost amortization . .     (3,859)     (3,927)    (11,432)    (11,621)
   General and administra-
     tive expenses . . . .       (871)     (1,605)     (4,860)     (4,655)
   Prepayment penalty
     and write-off of
     unamortized deferred
     costs . . . . . . . .      --          --         (1,121)      --

                      AMLI RESIDENTIAL PROPERTIES TRUST

                              Three Months Ended       Nine Months Ended
                                 September 30,           September 30,
                             --------------------    --------------------
                               2004        2003        2004        2003
                             --------    --------    --------    --------
   Service Companies'
     operations. . . . . .        (96)      1,720        (443)      2,511
   Service Companies'
     depreciation -
     non-real estate . . .       (856)       (778)     (2,538)     (2,318)
   Service Companies -
     income taxes. . . . .        520        (213)      1,536         245
   Impairment of an
     investment in a
     partnership . . . . .      --          --          --         (1,191)
   Provision for loss on
     land held for
     development or sale .       (150)      --           (150)      --
                             --------    --------    --------    --------
 Consolidated FFO before
   minority interest . . .     13,576      14,684      46,351      39,190

 Reconciling items to
  net income:
   Depreciation -
     wholly-owned
     communities (1) . . .    (10,057)     (7,012)    (28,166)    (18,076)
   Depreciation -
     share of co-investment
     communities . . . . .     (2,671)     (2,932)     (7,870)     (9,168)
   Gains on sales of
     rental communities. .     12,073       --         52,098       --
   Share of gains on sales
     of co-investment
     communities . . . . .      --          1,959       2,648       1,959
                             --------    --------    --------    --------
Income before minority
  interest . . . . . . . .     12,921       6,699      65,061      13,905
Minority interest (1). . .        687         764       3,804       1,334
                             --------    --------    --------    --------
Net income . . . . . . . .   $ 12,234       5,935      61,257      12,571
                             ========    ========    ========    ========


                                              September 30,  December 31,
                                                  2004           2003
                                              -------------  ------------
Segment assets:
  Multifamily rental communities:
    Wholly-owned . . . . . . . . . . . . . . .   $1,199,102     1,034,448
    Co-investments . . . . . . . . . . . . . .    1,151,409     1,156,800
                                                 ----------    ----------
      Total multifamily rental communities . .    2,350,511     2,191,248

  Service Companies' assets. . . . . . . . . .       41,652        68,777
  Non-segment assets . . . . . . . . . . . . .       19,485        53,639
                                                 ----------    ----------
      Total. . . . . . . . . . . . . . . . . .    2,411,648     2,313,664

                      AMLI RESIDENTIAL PROPERTIES TRUST

                                              September 30,  December 31,
                                                  2004           2003
                                              -------------  ------------

Reconciling items to total assets:
  Reduce co-investment communities
    to AMLI's share (2). . . . . . . . . . . .   (1,018,622)   (1,009,509)
  Accumulated depreciation
    - wholly-owned . . . . . . . . . . . . . .     (139,925)     (140,821)
                                                 ----------    ----------
      Total assets . . . . . . . . . . . . . .   $1,253,101     1,163,334
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

11.   RELATED PARTY TRANSACTIONS

      During the three and nine months ended September 30, 2004 and 2003, AMLI accrued or paid to partnerships $32 and $92, respectively, and $46 and $125, respectively, of interest on short-term investments made by the partnerships. AMLI and the Service Companies earned and received from partnerships other income as follows:

                              Three Months Ended       Nine Months Ended
                                 September 30,           September 30,
                             --------------------    --------------------
                               2004        2003        2004        2003
                             --------    --------    --------    --------
Property management fees .   $  1,634       1,663       4,199       5,023
Asset management fees. . .        162         154         490         581
Development fees . . . . .        474         390       1,003       1,140
General contractor fees. .        155         184         355         917
Computer rental and
  utility billing fees . .         66          54         172         164
Promoted interest. . . . .        107         502         568         773
Interest on notes and
  advances to affiliates .         18        (499)        330         157
                             ========    ========    ========    ========

      In addition, during the three and nine months ended September 30, 2004 and 2003, total revenues of $910 and $2,426, respectively, and $1,148 and $3,068, respectively, were generated from leases of apartment homes of co-investment communities through ACH.

      In September 2002, AMLI entered into an agreement with an affiliate of one of AMLI's Executive Vice Presidents to test and possibly implement a software application developed by this entity, in which AMLI has no ownership interest. AMLI's maximum commitment under this agreement is $300. AMLI is entitled to share in any proceeds from the successful marketing and sale of this software application to third parties. On July 10, 2003, AMLI was named as beneficiary to a software sale agreement, pursuant to which AMC will receive a minimum of $1,000 and a maximum of $1,500 in royalties over the five-year period ending December 31, 2007, less its $150 share of costs. Through September 30, 2004 no income or loss has been recognized as a result of this agreement. AMC anticipates recognizing royalty income starting in 2006 as it is earned over the remaining term of the agreement.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      On July 28, 2003, the Compensation Committee of AMLI's board of trustees approved the payment of compensation in the amount of $1,211 to terminate the participation of all but five senior officers in AMLI's Performance Incentive Plan (the "Incentive Plan"). By redeeming for cash the Incentive Plan interests of the 43 employees who are not the five most senior officers, AMLI improved the transparency of its compensation plans, reduced the exposure to earnings and liability volatility that results from the "mark-to-market" accounting used to account for benefits payable under the Incentive Plan, and rewarded key employees for their performance in a difficult operating environment. Of the total $1,906 Incentive Plan liability at December 31, 2003, all but $695 relating to the interests of the five senior officers was paid to Incentive Plan participants in January 2004.

     In September 2004 management concluded that meeting the performance criteria under the Incentive Plan was no longer possible over the four years remaining to meet the criteria. Each of the five officers still holding interests in the Incentive Plan has executed Incentive Plan termination agreements as of September 30, 2004 and the Incentive Plan liability of $761 as of June 30, 2004, was reversed and reported as a reduction of expenses for the three and nine months ended September 30, 2004.


12.   COMMITMENTS AND CONTINGENCIES

      LETTERS OF CREDIT AND GUARANTEES

      At September 30, 2004, AMLI is contingently liable with respect to $7,109 bank letters of credit issued to secure commitments made in the ordinary course of business by AMLI and its co-investment partnerships. Of these amounts, AMLI anticipates that its contingent liabilities under all but approximately $4,400 of the bank letters of credit will expire in 2004 as criteria are achieved (see note 6). At September 30, 2004, AMLI is contingently liable with respect to guarantees issued to secure undertakings made by various unconsolidated affiliates, including the guaranty of $12,368 of the construction financing for AMLI's 30% owned AMLI Downtown community. AMLI anticipates that no such contingent liability will be realized, and that the various letters of credit and guarantees will eventually expire. AMLI estimates that the aggregate fair value of all such letters of credit and guarantees is less than $200.


13.   SUBSEQUENT EVENTS

      On October 20, 2004, AMLI acquired AMLI at Kirkland Crossing, a 266-apartment home community located in Aurora, Illinois, for $39,100. AMLI financed this all-cash transaction using proceeds from borrowings on its primary unsecured line of credit.

     On October 29, 2004, AMLI received the net proceeds of a new 90-day $40,000 unsecured floating-rate bank loan. The purpose of this loan was to provide additional availability on AMLI's lines of credit. AMLI anticipates repaying this loan from the proceeds of a subsequent refinancing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements of Amli Residential Properties Trust ("AMLI" or the "Company") as of September 30, 2004 and December 31, 2003 and for the three and nine months ended September 30, 2004 and 2003. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. The discussion should also be read in conjunction with the financial statements and notes thereto and the critical accounting policies and estimates included in AMLI's December 31, 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The terms "we", "us" or "our" when used in this discussion and analysis mean AMLI or the Company. Dollars are in thousands, except share data, rental rates and expenditures per unit.

OVERVIEW

     As of September 30, 2004, AMLI owned an approximate 95% general partnership interest in AMLI Residential Properties, L.P. (the "Operating Partnership"), which holds the operating assets of the Company. The 5% not owned by AMLI is owned by the limited partners that hold Operating Partnership units ("OP Units") which are convertible into common shares of AMLI on a one-for-one basis, subject to certain limitations. At
September 30, 2004, AMLI owned 29,330,377 OP Units (including 3,925,000 Preferred OP Units) and the limited partners owned 1,684,336 OP Units.
AMLI has qualified, and anticipates continuing to qualify, as a real estate investment trust ("REIT") for Federal income tax purposes.

     AMLI is one of the largest owners and operators of multifamily apartment communities in the United States having a focus on the upscale segment of the market with investments and operations in nine major markets in four regions in the United States. Over time, AMLI expects to selectively increase the number of markets in which it operates, thereby continuing its plan of long-term diversification that it has had since its initial offering. AMLI also seeks to expand its portfolio of communities in its current smaller markets to achieve efficiencies from a larger number of communities in these markets. Through investment in, and operation of, income-producing apartment communities, AMLI primarily seeks to maximize operating earnings by increasing the net operating income ("NOI") from its portfolio of operating communities (internal growth), and by adding additional NOI by expanding the portfolio through its acquisition and development activities (external growth). In addition, AMLI employs a third external growth strategy, co-investment, whereby AMLI earns additional fee income and other compensation from forming partnerships with primarily institutional partners for the purpose of acquiring and developing multifamily communities.

     To support its growth strategies, AMLI has the internal expertise to develop and construct new communities, acquire existing assets from third parties, manage its assets and source debt and equity capital. AMLI's primary sources of revenues, which generate cash, include:

     1. Rental and other income earned from the leasing of its apartment homes, which are, in general, reflected directly in AMLI's consolidated statements of operations, if the investment is a wholly-owned community, or in income from partnerships, if AMLI's investment is in a co-investment community.

     2.    Property management fees earned by AMC.

     3.    Construction management fees earned by Amrescon.

     4.    Fees and other compensation from its co-investment business.

     5.    Gains from sales of AMLI's interests in the communities.

CO-INVESTMENT

     Because AMLI has differentiated itself from other publicly-owned multifamily residential REIT's in the manner and to the extent it conducts its business through partnerships with institutional investors, the following condensed combined financial information for AMLI and its partnerships at September 30, 2004, as shown below, is presented as supplementary information intended to provide a better understanding of AMLI's financial position.

     The information presented in the following table includes the unconsolidated partnerships at 100%.

                                                               AMLI and
                             Consolidated  Unconsolidated   Unconsolidated
                                 AMLI       Partnerships     Partnerships
                               ("GAAP")       at 100%          at 100%
                             ------------  --------------   --------------
Rental communities . . . . .  $1,178,988         978,252        2,157,240
Accumulated depreciation . .    (139,925)       (129,122)        (269,047)
                              ----------      ----------       ----------
                               1,039,063         849,130        1,888,193

Land and rental communities
  under development. . . . .      20,114         173,157          193,271
Investments in partner-
  ships. . . . . . . . . . .     132,787        (132,787)           --
Other, net . . . . . . . . .      16,924          (6,553)          10,371
                              ----------      ----------       ----------
                               1,208,888         882,947        2,091,835

Debt - AMLI's share. . . . .    (576,477)       (218,959)        (795,436)
Debt - partners' share . . .       --           (380,144)        (380,144)
                              ----------      ----------       ----------
Total net assets . . . . . .     632,411         283,844          916,255
Partners' share of net
  assets . . . . . . . . . .       --           (283,844)        (283,844)
                              ----------      ----------       ----------
AMLI's share of net assets .  $  632,411           --             632,411
                              ==========      ==========       ==========

      The information presented in the following table includes AMLI's proportionate share of unconsolidated partnerships.

                               Consolidated                    AMLI and
                                   AMLI        Share of        Share of
                                 ("GAAP")     Partnerships    Partnerships
                               ------------  -------------   -------------
Rental communities . . . . . .  $1,178,988        352,934       1,531,922
Accumulated depreciation . . .    (139,925)       (44,856)       (184,781)
                                ----------     ----------      ----------
                                 1,039,063        308,078       1,347,141
Land and rental communities
  under development. . . . . .      20,114         41,550          61,664
Investments in partnerships. .     132,787       (132,787)          --
Other, net . . . . . . . . . .      16,924          2,118          19,042
                                ----------     ----------      ----------
                                 1,208,888        218,959       1,427,847

Debt - AMLI's share. . . . . .    (576,477)      (218,959)       (795,436)
                                ----------     ----------      ----------
AMLI's share of net assets . .  $  632,411          --            632,411
                                ==========     ==========      ==========

      Details of the differences between AMLI's aggregate investment in partnerships and its aggregate share of equity as recorded on the books of these partnerships, net of accumulated amortization, are as follows at September 30, 2004:

            AMLI's share of equity in
              partnerships . . . . . . . . . . . . .      $125,359
            Negative investment balances
              presented in other liabilities . . . .         6,243
            Capitalized interest . . . . . . . . . .         4,874
            Eliminated fees, net . . . . . . . . . .        (5,527)
            Eliminated construction profits, net . .        (1,538)
            Other comprehensive loss . . . . . . . .          (982)
            Other, net . . . . . . . . . . . . . . .         4,358
                                                          --------
            Total investments in partnerships. . . .      $132,787
                                                          ========


RESULTS OF COMMUNITY OPERATIONS

GENERAL

      At September 30, 2004, AMLI owned interests in 73 stabilized multifamily communities containing 27,328 apartment homes, four communities in lease up containing 1,494 apartment homes and a community under development which will contain 360 apartment homes. Stabilized communities are communities that are fully completed and have, in the opinion of management, completed their initial lease-up. The community under development is not generating NOI. Forty-two of the operating communities are wholly-owned and their operating results are reflected in AMLI's consolidated statements of operations under rental operations as well as under income from discontinued operations. Thirty-five are owned in partnerships, and AMLI's share of operating results is included in income from partnerships.

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

      . Communities sold - reflects operations through the dates the communities were sold.

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

WHOLLY-OWNED COMMUNITIES

      For the three and nine months ended September 30, 2004, NOI from wholly-owned communities increased by $2,127 and $10,161, or 12.9% and 21.3%, respectively, from the same period a year ago, which was primarily attributable to a $5,603 and $20,752, or 18.5% and 24.5%, respectively,
increase in rental revenues.   The increase resulted from NOI generated
from acquisition communities (including acquisition of our partners' interest in the communities) reduced in part by NOI lost from a community under rehab and from sold communities. NOI from 9,417 apartment homes included in Same Store communities decreased slightly by $464, or 1.3% for the nine months ended September 30, 2004.

      Rental revenues, rental expenses and NOI from wholly-owned communities for the three and nine months ended September 30, 2004 and 2003 are summarized as follows:

                              Three Months Ended       Nine Months Ended
                                 September 30,           September 30,
                             --------------------    --------------------
                               2004        2003        2004        2003
                             --------    --------    --------    --------
Total Wholly-Owned
Community Rental Revenues
-------------------------
 Same Store communities. .   $ 21,299      21,477      63,021      63,384
 Acquired from/contri-
   buted to partnerships .      7,300       2,155      21,482       2,155
 New communities . . . . .        843         615       2,395       1,212
 Acquisition communities .      4,237       --          7,689       --
 Development and lease-
   up communities. . . . .        699       --          1,184       --
 Communities under rehab .        768         868       2,387       2,611
 Communities sold. . . . .        750       5,178       7,451      15,495
                             --------    --------    --------    --------
    Total. . . . . . . . .     35,896      30,293     105,609      84,857

    Discontinued
      operations . . . . .       (750)     (5,178)     (7,451)    (15,495)
                             --------    --------    --------    --------

    Continuing operations.   $ 35,146      25,115      98,158      69,362
                             ========    ========    ========    ========

                              Three Months Ended       Nine Months Ended
                                 September 30,           September 30,
                             --------------------    --------------------
                               2004        2003        2004        2003
                             --------    --------    --------    --------
Total Wholly-Owned
Community Rental Expenses
-------------------------
 Same Store communities. .   $  9,883       9,841      28,078      27,977
 Acquired from/contri-
   buted to partnerships .      2,915         793       8,583         793
 New communities . . . . .        640         258       1,297         657
 Acquisition communities .      2,370       --          3,982       --
 Development and lease-
   up communities. . . . .        502       --            909       --
 Communities under rehab .        395         451       1,142       1,062
 Communities sold. . . . .        608       2,494       3,732       6,643
                             --------    --------    --------    --------
    Total. . . . . . . . .     17,313      13,837      47,723      37,132

    Discontinued
      operations . . . . .       (608)     (2,494)     (3,732)     (6,643)
                             --------    --------    --------    --------

    Continuing operations.   $ 16,705      11,343      43,991      30,489
                             ========    ========    ========    ========

Total Wholly-Owned
Community NOI
-------------------
 Same Store communities. .   $ 11,416      11,636      34,943      35,407
 Acquired from/contri-
   buted to partnerships .      4,385       1,362      12,899       1,362
 New communities . . . . .        203         357       1,098         555
 Acquisition communities .      1,867       --          3,707       --
 Development and lease-
   up communities. . . . .        197       --            275       --
 Communities under rehab .        373         417       1,245       1,549
 Communities sold. . . . .        142       2,684       3,719       8,852
                             --------    --------    --------    --------
    Total. . . . . . . . .     18,583      16,456      57,886      47,725

    Discontinued
      operations . . . . .       (142)     (2,684)     (3,719)     (8,852)
                             --------    --------    --------    --------

    Continuing operations.   $ 18,441      13,772      54,167      38,873
                             ========    ========    ========    ========

Reconciliation of Income
from Rental Operations
------------------------
 Community rental
   revenues (1). . . . . .   $ 35,896      30,293     105,609      84,857
 Community rental
   expenses (1). . . . . .    (17,313)    (13,837)    (47,723)    (37,132)
                             --------    --------    --------    --------
 Community NOI (1) . . . .     18,583      16,456      57,886      47,725

 Income from discontinued
   operations. . . . . . .       (142)     (2,684)     (3,719)     (8,852)
                             --------    --------    --------    --------
 Income from rental
   operations (excluding
   discontinued opera-
   tions). . . . . . . . .   $ 18,441      13,772      54,167      38,873
                             ========    ========    ========    ========

  (1)  Including discontinued operations.

CO-INVESTMENT COMMUNITIES

     For the three and nine months ended September 30, 2004, NOI from co-investment communities decreased by $4,391 and $15,434, or 18.3% and 21.0%, respectively, from the same period a year ago, which was primarily attributable to a $7,728 and $26,081, or 18.6% and 20.8%, respectively, decrease in rental revenues largely due to revenues lost from sold communities, including communities acquired by AMLI. NOI from 10,593 apartment homes included in same store communities decreased by $1,389, or 2.7%., for the nine months ended September 30, 2004.

     Rental revenues, rental expenses and NOI from co-investment communities at 100% for the three and nine months ended September 30, 2004 and 2003 are summarized as follows:

                              Three Months Ended       Nine Months Ended
                                 September 30,           September 30,
                             --------------------    --------------------
                               2004        2003        2004        2003
                             --------    --------    --------    --------
Total Co-investment Community
Rental Revenues
-----------------------------
 Same Store communities. .   $ 28,415      28,406      83,990      84,122
 Acquired from/contri-
   buted to partnerships .      --          5,216           4      19,524
 New communities . . . . .      3,740       3,429      10,947       8,655
 Development and lease-
   up communities. . . . .      1,718         731       4,254       1,328
 Communities sold. . . . .      --          3,819         349      11,996
                             --------    --------    --------    --------
    Total. . . . . . . . .   $ 33,873      41,601      99,544     125,625
                             ========    ========    ========    ========

Total Co-Investment Community
Rental Expenses
-----------------------------
 Same Store communities. .   $ 11,654      11,179      34,189      32,932
 Acquired from/contri-
   buted to partnerships .      --          2,498         (27)      8,271
 New communities . . . . .      1,385       1,449       4,152       4,011
 Development and lease-
   up communities. . . . .      1,192         525       2,977       1,192
 Communities sold. . . . .      --          1,917         215       5,747
                             --------    --------    --------    --------
    Total. . . . . . . . .   $ 14,231      17,568      41,506      52,153
                             ========    ========    ========    ========

Total Co-Investment
Community NOI
-------------------
 Same Store communities. .   $ 16,761      17,227      49,801      51,190
 Acquired from/contri-
   buted to partnerships .      --          2,718          31      11,253
 New communities . . . . .      2,355       1,980       6,795       4,644
 Development and lease-
   up communities. . . . .        526         206       1,277         136
 Communities sold. . . . .      --          1,902         134       6,249
                             --------    --------    --------    --------
    Total. . . . . . . . .   $ 19,642      24,033      58,038      73,472
                             ========    ========    ========    ========

                              Three Months Ended       Nine Months Ended
                                 September 30,           September 30,
                             --------------------    --------------------
                               2004        2003        2004        2003
                             --------    --------    --------    --------
Reconciliation of Share of
Income from Partnerships
--------------------------
  Community rental
    revenues . . . . . . .   $ 33,873      41,601      99,544     125,625
  Community rental
    expenses . . . . . . .    (14,231)    (17,568)    (41,506)    (52,153)
                             --------    --------    --------    --------
  Community NOI. . . . . .     19,642      24,033      58,038      73,472

  Other income . . . . . .         33          59         268         144
  Other expenses . . . . .       (320)       (356)       (991)     (1,154)
  Interest expense and
    amortization . . . . .    (10,205)    (10,340)    (30,104)    (30,399)
  Depreciation . . . . . .     (7,752)     (8,870)    (22,740)    (28,164)
                             --------    --------    --------    --------
  Income before sales of
    rental communities . .      1,398       4,526       4,471      13,899
                             --------    --------    --------    --------

  Sales of rental
    communities. . . . . .      --         19,500      38,400      19,500
  Costs of rental
    communities sold . . .      --        (13,175)    (28,962)    (13,175)
                             --------    --------    --------    --------

  Gains on sales of
    rental communities . .      --          6,325       9,438       6,325
                             --------    --------    --------    --------
  Net income . . . . . . .   $  1,398      10,851      13,909      20,224
                             ========    ========    ========    ========

Co-investment partners'
  share of net income
  before gains on sales
  of rental communities. .   $    782       3,217       1,922       9,664
Co-investment partners'
  share of gains on sales
  of rental communities. .      --          3,991       7,078       3,991
                             --------    --------    --------    --------
Share of net income -
  co-investment partners .   $    782       7,208       9,000      13,655
                             ========    ========    ========    ========
AMLI's share of net income
  from partnerships. . . .   $    616       1,309       2,549       4,235
AMLI's share of gains on
  sales of rental
  communities (1). . . . .      --          2,334       2,360       2,334
                             --------    --------    --------    --------
Share of net income
  - AMLI . . . . . . . . .   $    616       3,643       4,909       6,569
                             ========    ========    ========    ========

Partnerships' net income .   $  1,398      10,851      13,909      20,224
                             ========    ========    ========    ========

  (1) AMLI's share of gain on sale reported in the consolidated statement of operations for the nine months ended September 30, 2004 includes $288 of deferred gain recorded on AMLI's books recognized to income upon sale of the community. For the three and nine months ended September 30, 2003 AMLI's share of gain on sale reported in the consolidated statement of operations excludes a $375 of AMLI's promoted interest from sale of a community which is included in other income.


ACQUISITIONS

      During 2004 and 2003 AMLI acquired interests it did not already own in nine rental communities from six partners and seven communities from third parties as follows.

                                                                     Debt
                                    Percentage                      Assumed/
                          Year       Interest         Price         Obtained       Partnership Interest
Community               Acquired     Acquired        Paid (1)         (1)          Acquired From (1)
---------               --------    ----------      ---------       ---------      --------------------
2003 Acquisitions:
AMLI:
  on Timberglen            2004            60%       $  2,575          3,688       Private investor
  at Ibis                  2004            100%        24,675          --
  on Eldridge Parkway      2004            100%        48,000         32,709 (2)
  on the Fairway           2004            100%        23,405          --
  at Westcliff             2004            100%        43,500          --
  at Canterfield           2004            100%        55,350          --
  at River Run             2004            100%        31,500          --
                                                     --------        -------
                                                      229,005         36,397
                                                     --------        -------

2004 Acquisitions:
AMLI:
  at Verandah              2003            65%          6,230         10,382       Private investor
  at Castle Creek          2003            60%         14,070          --          Endowment Realty Investors
  Creekside                2003            75%         13,790          --          Endowment Realty Investors
  at Regents Crest         2003            75%         17,826         10,974       Endowment Realty Investors
  on Spring Mill           2003           100%         29,331          --          Prudential Insurance Company
  at Oakhurst North        2003            75%         37,083          --          Prudential Insurance Company
  at Danada Farms          2003            90%         41,890         20,947       Ohio State Teachers Retirement
  Knox-Henderson           2003            100%        17,900          --
                                                                                     System
  at Oak Bend              2003            60%          3,896         10,847       Flormont, Inc.
                                                     --------        -------
                                                      182,016 (1)     53,150 (1)
                                                     --------        -------
    Total                                            $411,021         89,547
                                                     ========        =======

   (1)      For the acquisitions of our partners' interests, represents the price paid and share of the related debt assumed by AMLI.

   (2)      First mortgage loan closed on May 26, 2004 subsequent to the date of acquisition.


COMMUNITIES UNDER DEVELOPMENT OR IN LEASE-UP AND LAND HELD FOR DEVELOPMENT OR SALE

      COMMUNITIES UNDER DEVELOPMENT OR IN LEASE-UP

      During the construction period, interest and real estate taxes incurred and amortization of deferred costs relating to communities under development are capitalized.  Total estimated completion costs include cost of initial lease-up and certain other costs some of which will be expensed for financial reporting purposes.  At
September 30, 2004, AMLI had interests in six communities under development or in lease-up including three owned in partnerships, as follows:
                                                             TOTAL                                       AMLI'S
                                                          CAPITALIZED     TOTAL               AMLI'S    REMAINING
COMMUNITY                                         NUMBER    THROUGH     ESTIMATED             SHARE OF   EQUITY
(AMLI's ownership                                   OF     SEPT. 30,    COSTS UPON            REQUIRED   COMMIT-
percentage)                  LOCATION             UNITS       2004      COMPLETION    DEBT    EQUITY      MENT
-----------------            --------             ------  ------------  ----------   -------  --------- ---------
Communities Substantially Completed and in Lease-Up:
 AMLI:
  at Walnut Creek (100%)     Austin, TX             460    $ 29,861       30,600       --       30,600     --
  at Seven Bridges (20%)     Woodridge, IL          520      79,796       83,000      51,000     6,400       254
                                                  -----    --------     --------     -------   -------   -------
                                                    980     109,657      113,600      51,000    37,000       254
                                                  -----    --------     --------     -------   -------   -------
Communities under Development:
 AMLI:
  at La Villita (100%)       Las Colinas, TX        360       5,881       25,575       --       25,575    19,694
  Downtown (30%)             Austin, TX             220      45,010       50,920      30,920     6,000     --
  at Museum Gardens (25%)    Vernon Hills, IL       294      48,351       61,571(1)   37,000     5,819     --
                                                  -----    --------     --------     -------   -------   -------
                                                    874      99,242      138,066      67,920    37,394    19,694
                                                  -----    --------     --------     -------   -------   -------
Communities Being Developed for Sale by the Service Companies:
  Old Town Carmel (100%)
  (2)                        Carmel, IN              91      10,361       11,606       --       11,606     --
                                                  -----    --------      -------     -------   -------   -------
        Total                                     1,945    $219,260      263,272     118,920    86,000    19,948
                                                  =====    ========      =======     =======   =======   =======

 (1)  Of this total development costs, approximately $1,300 is anticipated to be funded from net operating income from the community during the lease-up period.

 (2)  Includes additional capitalized interest and other costs recorded by AMLI.  Total costs upon completion include the value of ground lease obligation which is subordinated to a 9% return to Amerescon.  No payments are anticipated to be made pursuant to the ground lease except out of future profit from the anticipated sale of this community in 2005.

      In addition to the 91 apartment units, Old Town Carmel includes 18,700 square feet of commercial retail space which is approximately 33% leased at September 30, 2004.


     LAND HELD FOR DEVELOPMENT OR SALE

     AMLI expenses interest carry on land parcels not currently under development.  AMLI evaluates the value of land parcels held for development or sale and provides an allowance for loss if it has determined that the fair value is less than the carrying amount.  At September 30, 2004 and December 31, 2003, the Service Companies' land held for sale is included in Service Companies' assets in AMLI's consolidated balance sheets.  At September 30,
2004, AMLI's land held for future development or sale is as follows:

                                                                                                        CARRYING
                                                                                                         VALUE,
                                                                                       TOTAL COSTS       NET OF
                                                                                       CAPITALIZED     ALLOWANCE
                                                              NUMBER     POTENTIAL      THROUGH       FOR LOSS AT
                                                                OF       NUMBER OF      SEPT 30,       SEPT. 30,
                                        LOCATION              ACRES       UNITS           2004            2004
                                        --------              ------     ---------     -----------    ------------
Land held for development
  or sale                               Texas and
                                        Kansas                   96         1,451          $15,604         14,233

Service Companies' land held
  for sale                              Carmel, IN and
                                        Ft. Worth, TX           154           --            13,744         12,247
                                                                ---         -----          -------         ------
    Total                                                       250         1,451           29,348         26,480
                                                                ===         =====          =======         ======
















      DISPOSITIONS

      AMLI sells communities which no longer meet AMLI's investment objectives.  The proceeds from such sales are typically invested in the acquisition or development of new communities as a way to continually improve the quality of its portfolio and increase the potential for growth in NOI.  Pursuant to SFAS 144, beginning in 2002, operating results of wholly-owned communities sold are reported as discontinued operations.  Gains on sales of wholly-owned communities and other income in connection with these sales are also reported as discontinued
operations.  Dispositions of co-investment communities are not discontinued operations.  Gains on sales of co-
investment communities are shown net of disposition fees and promoted interests paid to AMLI by such co-investment partnerships.  The table below summarizes the rental communities sold during 2004 and 2003:

                                                                       COSTS
                                                    YEAR               BEFORE
                                         NUMBER   ACQUIRED/    DATE    DEPRE-     SALE        NET
COMMUNITY             LOCATION          OF UNITS  DEVELOPED    SOLD    CIATION    PRICE     PROCEEDS     GAIN
---------             --------          --------  ---------  --------  --------  --------   --------   --------
WHOLLY-OWNED:
AMLI:
 at Spring Creek      Atlanta, GA          1,180    1985/86
                                                     87/89    4/14/04  $ 61,850    80,820    80,272      39,686
 at Verandah          Arlington, TX          538     2003     5/17/04    23,943    28,300    27,788       5,034(1)
 at Nantucket         Dallas, TX             312     1988     8/17/04     9,684    13,365    13,152       7,265
 on Timberglen (2)    Dallas, TX             260     1990     8/17/04     8,518    12,285    12,092       3,818
 at Towne Creek       Gainsville, GA         150     1989     9/13/04     7,754     7,900     7,743       1,018
 at Town Center       Overland Park, KS      156     1997    12/29/03    13,698    14,750    14,304(3)    3,355
 at Centennial
   Park               Overland Park, KS      170     1998    12/29/03    16,982    17,600    17,008(3)    2,333
                                           -----                       --------   -------   -------     -------
    Total wholly-owned                     2,766                        142,429   175,020   172,359      62,509
                                           -----                       --------   -------   -------     -------
CO-INVESTMENTS
(AMLI's ownership
percentage):
AMLI:
 at Wells Branch
   (25%)              Austin, TX             576     1999     1/21/04    34,343    38,400    37,964       9,438
 at Willeo Creek
   (30%)              Roswell, GA            242     1995     8/21/03    16,174    19,500    18,965       5,950
 at Fossil Creek
   (25%)              Ft. Worth, TX          384     1998    10/15/03    22,027    27,500    27,002       9,223
 at Park Bridge
   (25%)              Alpharetta, GA         352     2000    12/23/03    24,719    33,000    32,328       9,941
                                           -----                       --------   -------   -------     -------
    Total partnerships                     1,554                         97,263   118,400   116,259      34,552
                                           -----                       --------   -------   -------     -------
    Total                                  4,320                       $239,692   293,420   288,618      97,061
                                           =====                       ========   =======   =======     =======





  (1)  Includes a $4,723 gain attributable to extinguishment of debt.  Excludes a total of $667 deferred gain, none of which has been recognized at September 30, 2004, and which is anticipated to be recognized through
       March 2005 following completion of AMLI's construction obligations with this community.

  (2)  This was a co-investment community which became a wholly-owned community in January 2004.

  (3)  Includes a $28,530 purchase money note received for the sale of these communities.  The note was collected on February 23, 2004.




SAME STORE COMMUNITIES - COMBINED

      For purposes of this discussion and analysis, 100% of the results of operations of AMLI's co-investment communities is combined with AMLI's wholly-owned communities. As of September 30, 2004, 22,876 apartment homes, or 83.7% of the total apartment homes in AMLI's stabilized communities, were categorized as same store communities, of which 9,417 were wholly-owned, 10,593 were owned in partnerships and 2,866 apartment homes were previously co-investment communities and became wholly-owned after January 1, 2003. The following commentary is based primarily on an analysis of AMLI's same store portfolio since the operating results of stabilized communities owned over comparable periods generally provide a better perspective of market conditions affecting AMLI's portfolio. Combined same store community rental income for the third quarter of 2004 totaled $52,377, or 91.9% of total community revenues, which was $57,013. Combined same community rental revenues for the nine months ended September 30, 2004 totaled $155,343, or 92.2% of the total community revenues, which was $168,497. The difference is attributable to other community revenues, which includes ancillary services revenues and rental-related fees. Note that occupancy changes are disclosed in absolute terms and economic data is as of August 2004.


TOTAL REVENUES

      For the third quarter of 2004 compared to the third quarter of 2003, total revenues for all same store communities in AMLI's portfolio declined by 0.4% while operating expenses increased by 0.6%, resulting in a decrease in NOI of 1.2%. The slight decrease in revenues resulted from a 0.9% decrease in rental income and a 5.0% increase in other income, which was primarily attributable to higher leasing-related fees and collections from former residents. The rental income decline was due to a combination of a 0.4% decrease in in-place rental rates, as measured by collected rent per occupied unit, and a 0.3% increase in occupancy to 94.0%. Collected rent per occupied unit was down in seven of AMLI's eight markets, whereas occupancies were up in five of eight markets. Sequentially, comparing the current quarter to the second quarter of 2004, revenues increased 1.9% (for the second consecutive quarterly increase), operating expenses increased 1.0% and NOI increased 2.6%. The increase in sequential revenues was the result of a 1.7% increase in rental income (reflecting an increase in collected rent per occupied unit in six of eight markets and an increase in occupancy in seven of eight markets) and a 4.8% increase in other income, mainly due to increases in leasing-related fees. For the nine months ended September 30, 2004, compared to the same period a year ago, total revenues decreased by 0.4% while operating expenses increased by 1.2%. Rental income declined by 0.9% and other income increased by 6.3%.


OCCUPANCY

      The following chart shows weighted average physical occupancy, calculated on the average of each day's physical occupancy during the month, for all same store communities for each of AMLI's markets and for the AMLI portfolio in total:

                DAILY WEIGHTED AVERAGE OF PHYSICAL OCCUPANCY
                           SAME STORE COMMUNITIES

                                          Quarter Ended
                       ------------------------------------------------
                                 2004                     2003
                       -----------------------   ----------------------
                       Sep 30  Jun 30   Mar 31  Sep 30   Jun 30  Mar 31
                       ------  ------   ------  ------   ------  ------
Dallas . . . . . . .    92.9%   91.1%    92.5%   92.8%    91.2%   87.5%
Atlanta. . . . . . .    94.9%   93.9%    93.5%   95.1%    92.0%   91.5%
Austin . . . . . . .    94.1%   92.3%    91.4%   93.7%    91.2%   91.7%
Houston. . . . . . .    94.3%   92.2%    94.6%   94.6%    91.0%   89.0%
Indianapolis . . . .    93.5%   92.6%    91.8%   94.0%    91.2%   89.4%
Kansas City. . . . .    94.6%   93.1%    92.7%   93.5%    90.6%   89.4%
Chicago. . . . . . .    95.5%   94.6%    93.0%   94.0%    92.1%   88.6%
Denver . . . . . . .    92.0%   92.6%    90.5%   92.0%    86.2%   82.7%
                       ------  ------   ------  ------   ------  ------
Total portfolio
  (1). . . . . . . .    94.0%   92.7%    92.6%   93.7%    91.1%   89.0%
                       ======  ======   ======  ======   ======  ======

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

      The following chart shows weighed average collected total revenues per occupied apartment home for AMLI's same store communities for each of AMLI's markets and for the AMLI portfolio in total:

                   WEIGHTED AVERAGE TOTAL REVENUES EARNED
                         PER OCCUPIED APARTMENT HOME
                           SAME STORE COMMUNITIES

                                          Quarter Ended
                       ------------------------------------------------
                                 2004                     2003
                       -----------------------   ----------------------
                       Sep 30  Jun 30   Mar 31  Sep 30   Jun 30  Mar 31
                       ------  ------   ------  ------   ------  ------
Dallas . . . . . . . . $  845     838      831     841      853     865
Atlanta. . . . . . . .    887     881      872     884      892     892
Austin . . . . . . . .    783     776      775     794      819     823
Houston. . . . . . . .  1,033   1,031    1,022   1,053    1,063   1,068
Indianapolis . . . . .    799     795      794     815      816     816
Kansas City. . . . . .    810     808      801     814      820     813
Chicago. . . . . . . .  1,058   1,063    1,058   1,079    1,100   1,112
Denver . . . . . . . .    958     938      951     965    1,028   1,038
                       ------  ------   ------  ------   ------  ------
Total portfolio (1). . $  884     879      874     890      905     910
                       ======  ======   ======  ======   ======  ======

  (1) Calculated by taking the simple average of the monthly average total revenues. Each month's calculation is made by dividing that month's accrual basis rental and other income (total community revenues) by the weighted average number of apartment homes occupied during the month.


MARKETS

     Overall employment in seven of AMLI's markets increased during the twelve months ended August 2004. The following provides commentary about each of AMLI's markets. Statistical information relates to same store communities, including wholly-owned and co-investment communities at 100%, for the third quarter of 2004, compared to the third quarter of 2003.

     DALLAS/FT. WORTH same community total revenues, operating expenses and NOI for the third quarter 2004 increased 0.2%, increased 1.6% and decreased 1.0%, respectively, compared to the same period in 2003. The increase in revenues was due to a 2.2% increase in collected rents per occupied unit as well as a 0.1% increase in occupancy. Other income increased by 8.7% on a year-over-year basis due to higher collections in several fee categories. On a sequential basis compared to the prior quarter, total revenues increased 2.6% (for the third consecutive quarter) as a result of increases in both occupancy and collected rent per occupied unit of 1.8% and 0.5%, respectively; operating expenses increased 2.6% (mainly due to higher than anticipated real estate taxes and an increase in utility costs) and NOI increased by 2.6%. For the nine months ended September 30, 2004, compared to the same period a year ago, total revenues were flat while rental income declined by 0.5%, other income increased by 5.9% and operating expenses increased by 0.5% resulting in a 0.4% decrease in NOI. Moderate job growth continued in the region as the DF/W metroplex added 13,400 jobs in the trailing 12 months ended August 2004. Job growth will need to accelerate in the future year to help absorb the relatively high permit activity that remains in this market as 9,897 permits have been issued, representing 1.9% of existing stock, for the year ending August 2004.

     ATLANTA same community total revenues and operating expenses increased 0.2% and 0.6%, respectively, compared to the same quarter a year ago, resulting in no change in NOI. The slight increase in revenues was due to an 11.0% increase in other income as rental income decreased 0.7%. Rental income fell slightly as collected rent per occupied unit declined 1.0% and occupancy slipped 0.2% to 94.9%. The increase in other income was due to higher fees associated with increased leasing and corporate homes activity. Sequentially, compared to the second quarter of 2004, total revenues and NOI increased 1.9% and 8.4% respectively, while operating expenses declined 7.0%. The increase in total revenues was the result of a 1.5% increase in rental income, as well as a 5.9% increase in other income.

The increase in rental income was the result of a 1.0% gain in occupancy and a 0.2% decrease in collected rent per occupied unit. The decrease in operating expense was primarily due to timing of repairs and maintenance and landscaping projects, as well as a positive adjustment to real estate taxes. Total revenues, rental income, other income and operating expenses for the nine months ended September 30, 2004, increased by 0.3%, decreased by 0.9%, increased by 5.9% and increased by 6.0%, respectively, compared to the same period a year ago. The challenge in Atlanta remains absorption of new supply, with 13,185 units permitted for the year ended August 2004, which represents a 3.5% increase to the existing apartment stock. Encouraging news in Atlanta remains the employment growth outlook. For the year ended August 2004, employment posted a gain of 11,200 jobs, or a modest 0.5% growth rate compared to net job loss for the same period of a year ago.

     AUSTIN same community total revenues, operating expenses and NOI for the third quarter of 2004 decreased 1.0%, increased 6.5% and decreased 6.3%, respectively, compared to the same period in 2003. The decrease in total revenues was primarily the result of a 2.5% decrease in average collected rent per occupied unit. Offsetting this decrease, however, was a 0.3% increase in occupancy. Operating expenses increased primarily due to higher payroll costs associated with the use of some temporary help. On a sequential basis, comparing the current quarter to the second quarter of 2004, total revenues increased by 3.0%, due to an increase in rental income of 2.7% and an increase in other income of 7.1%. Occupancy increased 1.8% while collected rent per occupied unit increased 0.5%. NOI increased 18.1% due to an 11.1% decrease in operating expenses. The decrease in expenses is primarily due to a favorable adjustment in real estate taxes. For the nine months ended September 30, 2004, rental income declined 4.7% while other income increased by 6.7%, total revenues decreased by 3.9% and operating expenses increased by 4.7%. Austin continues to struggle with absorption as approximately 3,949 new units have been completed in the past twelve months. Permit activity remains relatively stable as 2,658 permits, representing 1.8% of existing stock, which were issued for the year ended August 2004, a decrease of 27% from the same period a year ago. At the same time job growth appears to be taking hold in this market as 4,500 jobs were added in the twelve months ended August 2004.

     HOUSTON same community total revenues, operating expenses and NOI for the third quarter of 2004 decreased 2.2%, increased 6.3%, and decreased 8.7%, respectively, compared to the same period in 2003. Rental income decreased 2.6%, mainly due to a decrease in collected rent per occupied unit of 2.2% and a decrease in occupancy of 0.3%, and other income increased 2.8%. Sequentially, comparing the current quarter to the second quarter of 2004, total revenues increased by 2.4% on the strength of a 2.2% increase in rental income and a 4.9% increase in other income. Occupancy improved 2.1% while collected rent per occupied unit was flat. For the nine months ended September 30, 2004, compared to the same nine-month period a year ago, total revenues decreased 0.8%, rental income decreased by 1.5%, other income increased by 9.5% and operating expenses increased by 2.5%. Houston will be faced with challenging supply fundamentals as permit activity remains high with 12,192 permits, representing 2.7% of existing stock, issued for the year ended August 2004. On the demand side, Houston is beginning to show signs of a solid rebound as it registered an increase of approximately 23,100 jobs for the twelve months ended August 2004.

     INDIANAPOLIS same community total revenues decreased 2.3%, operating expenses increased 7.6% and NOI decreased 9.9% for the third quarter 2004 versus the same period of a year ago. Rental income on a year-over-year basis fell by 1.3% as a result of a decrease in occupancy, which fell by 0.5% to 93.5%, and collected rent per occupied unit, which was down 1.0%. Other income also declined 13.3% due to lower fees in numerous categories received in the previous period. The increase in operating expenses was the result of planned repair and maintenance projects completed during the quarter. Sequentially, compared to the second quarter of 2004, total revenues increased 1.7%, operating expenses increased 46.2% and NOI decreased 20.3%. The increase in revenues was due to a 1.3% increase in rental income due to a 0.9% and 0.1% increase in occupancy and collected rent per occupied unit, respectively. Other income also increased by 6.1% from the previous quarter. The significant increase in operating expenses is primarily due to higher payroll cost, timing of planned repair and maintenance projects, and a negative real estate tax adjustment. Absent the real estate tax adjustments, operating expenses would have increased 15.8%. Demand and supply fundamentals in Indianapolis continue to be a concern. For the nine months ended September 30, 2004, total revenues declined by 0.8% resulting from a 0.5% decrease in rental income and a 4.3% decrease in other income while operating expenses decreased by 4.3%, which resulted in a 1.8% NOI increase over the same period a year ago. The BLS reported job losses of 7,000 for the year ended August 2004. In addition, 1,638 multifamily permits have been authorized over the past year, which is a 38.8% decrease from the same period of a year ago, and represents a 1.3% increase to the existing apartment stock.

     KANSAS CITY same community total revenues and NOI for the third quarter of 2004 increased 0.7% and 14.4%, respectively, compared to the third quarter of 2003. Operating expenses in the current quarter compared to last year decreased 19.2%. The increase in revenues is due to a decrease in rental income of 0.1% and a 9.2% increase in other income. The decline in rental income was primarily the result of a 1.3% decrease in collected rent per occupied unit, which was partially offset by an increase in occupancy of 1.2% to 94.6%. The increase in other income was due to an increase in termination fees, cable revenues and other fees. The decrease in operating expenses was primarily due to lower costs associated with repairs and maintenance and marketing, as well as positive adjustments to real estate taxes. On a sequential basis, total revenues and NOI increased 1.8% and 13.0%, respectively, compared to the second quarter of 2004, and operating expenses decreased by 15.3%. The expense decrease was primarily due to the timing of reapirs and maintenance and positive real estate tax adjustments. Sequential rental income increased 1.7% resulting from a 0.1% increase in collected rent per occupied unit and a 1.6% gain in occupancy during the quarter. Other income also posted a sequential gain, up 2.8% primarily on the strength of higher cable revenue fees. For the nine months ended September 30, 2004, compared to the same period a year ago, total revenues increased by 1.3% resulting from a 0.2% increase in rental income and a 15.0% increase in other income. NOI also increased by 5.0% as operating expenses declined by 4.6%. Demand fundamentals in Kansas are trending in the right direction as there have been positive signs in both job growth and multifamily permits in 2004. For the year ended August 2004, the Kansas City metro area gained 1,400 jobs, a marked improvement compared to the 2,600 jobs lost for the same period of a year ago. In addition, multifamily permits have trended down over the past year. For the year ended August 2004, authorized permits totaled 1,139 units, a 53.6% decrease over the same period of a year ago, and representing a 0.9% increase to the existing apartment stock.

     CHICAGO same community NOI for the third quarter of 2004 compared to the third quarter of 2003 increased by 0.1% as a result of a decrease in total revenues of 0.4% and a 1.1% decrease in operating expenses. The revenue decrease was the result of a 0.1% decrease in rental income and a 4.1% decrease in other income. The decrease in rental income was driven by a 1.5% increase in occupancy to 95.5% and a 1.7% decrease in collected rent per occupied unit. Sequentially, comparing the current quarter to the second quarter of 2004, total revenues were up 0.4% as rental income was up 0.6% and other income was down 2.3%. The change in rental income was due to an increase in occupancy of 0.8% and a 0.2% decrease in collected rent per occupied unit. Operating expenses increased only 0.4%, resulting in an increase in sequential NOI of 0.4%. For the nine months ended
September 30, 2004, compared to the same period in 2003, total revenues decreased by 0.5%, rental income decreased by 0.3%, other income decreased by 2.7% and operating expenses increased by 1.5% resulting in a 1.8% NOI decrease. Chicago is finally showing a positive employment trend, albeit at a modest 0.2% rate, which is well below the U.S. average and below those in Houston, Dallas Austin and Atlanta. On the supply side, the Chicago metro area issued permits for 9,468 new multifamily units, representing 1.4% of existing apartment stock, for the year ended August 2004, a 0.9% decrease from 2003. It should again be noted that in Chicago a significant portion of permits issued are for "for-sale" housing and will not directly compete with "for-rent" product. AMLI's market research shows approximately 1,700 institutional-grade apartment units currently under construction in the Chicago metropolitan area, a very small number of new units for a market the size of Chicago.

     DENVER same community total revenues decreased by 0.7%, operating expenses increased by 3.6% and NOI fell by 3.2% for the third quarter of 2004 compared to the third quarter of 2003. Rental income on a year-over-year basis fell 2.4% due to continued weakness in the market, which pushed collected rent per occupied unit down by 2.5%. Occupancy improved to 92.0%, up 0.1%, helping to limit the decline in rental income. Other income limited the decline in total revenues by growing 18.9% for the quarter due to higher fee collection in numerous categories. The increase in operating expenses is primarily due to planned repair and maintenance projects during the quarter and higher utility costs. On a sequential basis, comparing the current quarter to the second quarter of 2004, total revenues, operating expenses and NOI increased 1.5%, 2.6% and 0.9%, respectively. The expense increase was primarily due to higher utility costs. Rental income increased 0.4% on the strength of a 1.0% increase in collected rent per occupied unit, which was limited by a 0.6% decrease in occupancy. In addition to rental income, other income increased by 13.2% due to collections from former residents, parking income and late fees. For the nine months ended September 30, 2004, total revenues declined by 0.5%, rental income decreased by 1.4%, other income increased by 9.7% and operating expenses increased by 1.3%, resulting in a 1.5% NOI decrease over the same period a year ago. The Denver/Boulder metro is beginning to see a strengthening in demand/supply fundamentals as job growth has finally turned positive and the authorization of multifamily permits has slowed dramatically. For the year ended August 2004, the metro area experienced a gain of 3,700 jobs, a positive 0.3% growth rate, which is in sharp contrast to the 29,800 jobs lost during the same period of one year ago. Additionally multifamily permitting has declined over the past twenty-four months. For the year ended August 2004, authorized permits totaled 3,987 units, representing a 1.7% increase to the existing apartment stock, a 27.0% and 49.6% decrease over the same period of one and two years ago, respectively.


OTHER COMMUNITY REVENUES

     Other rental revenues include non-rental income items such as revenues from parking garages and carports, laundry facilities, washer/dryer rentals, phone and cable fees, vending, application fees, late fees, termination fees, month-to-month fees, pet charges and other such items.


TOTAL RENTAL COSTS PER SAME STORE APARTMENT HOME

     The following summarizes the combined cost of rental expenses and capital expenditures (excluding acquisition capital expenditures, as described below) per apartment home for AMLI's same store wholly-owned and co-investment communities, at 100% (excluding communities acquired/ contributed to partnerships), for the nine months ended September 30, 2004 and 2003:

                              Nine Months Ended September 30, 2004
                       ---------------------------------------------------
                       Wholly-owned   Co-investment             Per Unit
                        Communities     Communities  Total    (annualized)
                       ------------   ------------- --------  ------------
Community rental
  expenses . . . . . .    $ 28,078          34,189    62,267        4,149
Capital expenditures .       2,543           1,813     4,356          290
                          ========        ========  ========     ========

Number of same store
  apartment homes. . .       9,417          10,593    20,010
                          ========        ========  ========

Number of same store
  communities. . . . .          26              28        54
                          ========        ========  ========

                              Nine Months Ended September 30, 2003
                       ---------------------------------------------------
                       Wholly-owned   Co-investment             Per Unit
                        Communities     Communities  Total    (annualized)
                       ------------   ------------- --------  ------------
Community rental
  expenses . . . . . .    $ 27,977          32,932    60,909        4,059
Capital expenditures .       2,083           1,975     4,058          270
                          ========        ========  ========     ========

Number of same store
  apartment homes. . .       9,417          10,593    20,010
                          ========        ========  ========

Number of same store
  communities. . . . .          26              28        54
                          ========        ========  ========


SAME STORE COMMUNITY RENTAL EXPENSES

      The following shows detail of rental expenses for AMLI's same store wholly-owned and co-investment communities, at 100% (excluding communities acquired/contributed to partnerships), for the nine months ended
September 30, 2004 and 2003:

                                   Nine Months Ended         Per Unit
                                     September 30,         (annualized)
                                  ------------------    ------------------
                                   2004       2003       2004       2003
                                 --------   --------   --------   --------
COMMUNITY RENTAL EXPENSES
 Personnel . . . . . . . . . . . $ 15,273     14,464      1,018        964
 Advertising and promotion . . .    3,002      3,083        200        205
 Utilities . . . . . . . . . . .    4,201      4,454        280        297
 Building repairs and
  maintenance. . . . . . . . . .    6,779      5,533        452        369
 Contract services . . . . . . .    1,695      1,650        113        110
 Landscaping and grounds
  maintenance. . . . . . . . . .    2,885      3,024        192        201
 Real estate taxes . . . . . . .   18,957     19,283      1,263      1,285
 Insurance . . . . . . . . . . .    2,552      2,625        170        175
 Property management fees. . . .    5,325      5,338        355        356
 Other rental expenses . . . . .    1,598      1,455        106         97
                                 --------   --------    -------    -------
    Total. . . . . . . . . . . . $ 62,267     60,909      4,149      4,059
                                 ========   ========    =======    =======

     The following provides additional detail for certain of the above expenditures for the nine months ended September 30, 2004 and 2003. Note that actual expenses in some categories for the full year ended
December 31, 2004 and 2003 will be different than the annualized per unit amounts shown due to seasonal effects.

                                   Nine Months Ended         Per Unit
                                     September 30,         (annualized)
                                  ------------------    ------------------
                                   2004       2003       2004       2003
                                 --------   --------   --------   --------
BUILDING REPAIRS AND MAINTENANCE
 Painting. . . . . . . . . . . . $  2,472      1,811        165        121
 Carpet, vinyl, wallpaper
  and mini-blinds. . . . . . . .    1,046      1,001         70         67
 Other repairs and
  maintenance. . . . . . . . . .    3,261      2,721        217        181
                                 --------   --------   --------   --------
   Total . . . . . . . . . . . . $  6,779      5,533        452        369
                                 ========   ========   ========   ========

SAME STORE OPERATING CAPITAL EXPENDITURES

      Capital expenditures are those made for assets having a useful life in excess of one year and include replacements, including carpeting and appliances, and betterments, such as unit upgrades, enclosed parking facilities and similar items.

      In general, AMLI expenses any expenditure less than $2.5. The following summarizes capital expenditures incurred in connection with AMLI's portfolio of same store wholly-owned and co-investment communities, at 100%, (excluding communities acquired/contributed to partnerships), for the nine months ended September 30, 2004 and 2003.

                            Nine Months Ended September 30, 2004
                     -----------------------------------------------------
                     Wholly-owned  Co-investment                Per Unit
                      Communities   Communities     Total     (annualized)
                     ------------  -------------  ----------   -----------

CAPITAL EXPENDITURES
 Carpet. . . . . . .    $  1,289          1,283       2,572           171
 Land and building
  improvements . . .         741            249         990            66
 Other . . . . . . .         513            281         794            53
                        --------       --------    --------       -------
    Total. . . . . .    $  2,543          1,813       4,356           290
                        ========       ========    ========       =======


                            Nine Months Ended September 30, 2003
                     -----------------------------------------------------
                     Wholly-owned  Co-investment                Per Unit
                      Communities   Communities     Total     (annualized)
                     ------------  -------------  ----------   -----------

Carpet . . . . . . .    $  1,196          1,162       2,358           157
Land and building
 improvements. . . .         434            397         831            55
Other. . . . . . . .         453            416         869            58
                        --------       --------    --------      --------
    Total. . . . . .    $  2,083          1,975       4,058           270
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


CAPITAL EXPENDITURES

      In addition to costs incurred to develop or acquire communities, AMLI has made capital expenditures for all communities as follows:

                                                      Nine Months Ended
                                                         September 30,
                                                    ---------------------
                                                      2004         2003
                                                    --------     --------
Operating capital expenditures . . . . . . . . .    $  3,622        3,104
Rehab capital expenditures . . . . . . . . . . .       1,251        --
Information technology costs . . . . . . . . . .       1,076        1,922
                                                    --------     --------
                                                    $  5,949        5,026
                                                    ========     ========

COMPARATIVE CONDENSED RESULTS OF OPERATIONS

      The following table shows comparative condensed results of operations for the three and nine months ended September 30, 2004 and 2003:

                              Three Months Ended       Nine Months Ended
                                 September 30,           September 30,
                             --------------------    --------------------
                               2004        2003        2004        2003
                             --------    --------    --------    --------
Community rental
  revenues . . . . . . . .   $ 35,146      25,115      98,158      69,362
Community rental
 expenses. . . . . . . . .    (16,705)    (11,343)    (43,991)    (30,489)
                             --------    --------    --------    --------
    Income from rental
      operations . . . . .     18,441      13,772      54,167      38,873

Income from partnerships .        616       1,309       2,549       4,235
Income (loss) from the
 Service Companies . . . .       (432)        729      (1,445)        438
Fee income . . . . . . . .        636         832       1,493       1,800
Other income . . . . . . .        207         568       1,115         952
Interest expense and
 amortization of deferred
 financing costs . . . . .     (7,701)     (5,808)    (21,640)    (17,157)
Prepayment penalty and
 write-off of unamortized
 deferred financing
 costs . . . . . . . . . .      --          --         (1,121)      --
General and
 administrative. . . . . .       (871)     (1,605)     (4,860)     (4,655)
Depreciation . . . . . . .    (10,017)     (5,512)    (27,635)    (14,684)
Provision for loss on
 land held for
 development or sale . . .       (150)      --           (150)      --
                             --------    --------    --------    --------
Income from continuing
 operations before share
 of gains on sales of
 co-investment commun-
 ities . . . . . . . . . .        729       4,285       2,473       9,802
Share of gains on sales
 of co-investment
 communities . . . . . . .      --          1,959       2,648       1,959
Impairment of an invest-
 ment in a partnership . .      --          --          --         (1,191)
                             --------    --------    --------     --------
Income from continuing
 operations before
 minority interest . . . .        729       6,244       5,121      10,570
Minority interest. . . . .        (76)        690         (15)        755
                             --------    --------    --------    --------
Income from continuing
 operations, net of
 minority interest . . . .        805       5,554       5,136       9,815
                             --------    --------    --------    --------

                              Three Months Ended       Nine Months Ended
                                 September 30,           September 30,
                             --------------------    --------------------
                               2004        2003        2004        2003
                             --------    --------    --------    --------
Income from discontinued
 operations, net of
 minority interest . . . .        111         381       2,898       2,756
Gains on sales of rental
 communities, net of
 minority interest . . . .     11,318       --         48,800       --
Gain on extinguishment
 of debt for a community
 sold, net of minority
 interest. . . . . . . . .      --          --          4,423       --
                             --------     -------    --------    --------
Income from discontinued
 operations, net of
 minority interest . . . .     11,429         381      56,121       2,756
                             --------    --------    --------    --------

Net income . . . . . . . .   $ 12,234       5,935      61,257      12,571
                             ========    ========    ========    ========


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2004 TO THREE MONTHS ENDED SEPTEMBER 30, 2003.

      Income from continuing operations before share of gains on sales of co-investment communities and minority interest decreased to $729 for the three months ended September 30, 2004 from $4,285 for the three months ended September 30, 2003. This decrease is primarily due to a $4,505 increase in depreciation and a $1,893 increase in interest expense. Community rental revenues increased by $10,031, or 39.9%, and community rental expenses increased by $5,362, or 47.3%, which resulted in increased NOI of $4,669, or 33.9%. The increases in revenues and expenses were primarily from operations of three communities acquired during the fourth quarter of 2003 and five communities acquired during the first and second quarter of 2004. These acquisitions and the allocation of a portion of the acquisition costs to the existing leases for the communities acquired, which is depreciated over a shorter period of time, resulted in higher depreciation. In addition, interest and general and administrative expenses increased by a net amount of $1,159.

      Other income decreased by $2,411 or 70.1%, primarily due to a $432 loss from the Service Companies in 2004 from a $729 net income in 2003 due to a gain on sale of a residential community developed in a partnership. In addition, share of income from partnerships, co-investment fee income and other income were lower than the same quarter a year ago. Share of income from partnerships decreased by $693 mainly as a result of sales of three co-investment communities to AMLI and three communities to third parties during the fourth quarter of 2003 and in January 2004. Fee income from co-investment partnerships has decreased as a result of fewer co-investment development communities and fewer partnerships due to dispositions.

      Interest expense, including amortization of financing costs, net of the amounts capitalized, increased by $1,893 to $7,701 from $5,808, or 32.6%. The increase was primarily due to the $31,794 of loans assumed by AMLI upon purchase of our partners' interests in two co-investment communities during the fourth quarter of 2003. One of the loans was increased by $20,000. In addition, in May and July of 2004, Amli closed on two first-mortgage loans totaling $77,709, which are secured by two wholly-owned communities.

      General and administrative expenses decreased by $734, or 45.7%, due to reduced estimates for year-end 2004 compensation in addition to the termination of a deferred executive compensation plan of AMLI's five senior officers. Both items had the net effect of reducing accrued liabilities and personnel expenses during the quarter.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2004 TO NINE MONTHS ENDED SEPTEMBER 30, 2003.

      Income from continuing operations before share of gains on sales of co-investment communities and minority interest decreased to $2,473 for the nine months ended September 30, 2004 from $9,802 for the same period a year ago. This decrease is largely due to a $12,951 increase in depreciation and a $4,483 increase in interest expense. Community rental revenues increased by $28,796, or 41.5%. Community rental expenses increased by $13,502, or 44.3%. These increases in revenues and expenses resulted in a $15,294 increase in NOI, or 39.3%, and were primarily from operations of eight communities acquired during the second half of 2003 and four communities acquired in January and April of 2004. Three communities were acquired during the third quarter of 2004 but did not contribute significantly to NOI for the nine months ended September 30, 2004. The acquisitions (a total of fifteen communities) and the allocation of a portion of the acquisition costs to the existing leases for the communities acquired, which is depreciated over a shorter period of time, resulted in higher depreciation, which is nearly double the amount for the same period in 2003. The $18,555 increase in depreciation and interest, including a $502 prepayment penalty and a $619 write-off of unamortized deferred financing costs, substantially negated the increase in NOI.

      Other income decreased by $3,713, or 50.0%, primarily due to a $1,445 loss from the Service Companies in 2004 compared to a $438 net income for the nine months ended September 30, 2003. Loss from the Service Companies increased by $1,883 primarily due to lower general contractor revenues, as AMLI's development communities are completed and new development activities are only now starting up again. In addition, share of income from partnerships decreased by $1,686 mainly due to sales of eleven co-investment communities during the second half of 2003 and in January 2004.

      Interest expense, including amortization of financing costs, net of the amounts capitalized, increased to $21,640 from $17,157, or 26.1%. The increase was primarily due to the loans assumed by AMLI upon purchase of our partners' interests in AMLI at Danada Farms (which was increased by $20,000) and AMLI at Oak Bend in the fourth quarter of 2003. Three other first mortgages assumed by AMLI upon acquisition of our partners' interests were repaid in full after the acquisition dates. In addition, in May and July 2004, AMLI closed on two new loans secured by AMLI on Eldridge Parkway and AMLI at Riverbend communities, respectively, and in June 2004 AMLI refinanced its AMLI at Park Creek loan. AMLI paid a $502 prepayment penalty upon closing of this refinancing and wrote-off $619 in unamortized deferred costs associated with placing the original loan, and these amounts have been recorded as expense for both financial statement and FFO purposes. These increases in indebtedness were offset by repayments of the unsecured primary line of credit from proceeds of the common shares offering, sales of wholly-owned communities and share of proceeds from sales of co-investment communities, which were not used for AMLI's acquisition activities.

      General and administrative expenses increased by $205, or 4.4%. The increase was due primarily to higher personnel costs incurred in connection with the closing of AMLI's Indianapolis office, increased stock-based compensation and additional professional fees incurred in connection with complying with the Sarbanes-Oxley Act. These increases were substantially offset by the reversal of the accrual for the Performance Incentive Plan for the five most senior executive officers and reduction of estimated year-end compensation.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2004, AMLI had $4,038 in cash and cash equivalents, $81,000 in availability under its $240,000 primary unsecured line of credit and $8,891 available under its secondary line of credit. Borrowings under the lines of credit bear interest at a rate of LIBOR plus 1.00% and LIBOR plus 1.20%, respectively. AMLI has fixed the base rate on up to $45,000 of borrowings on its line of credit at an average rate of 4.47% under interest rate swap contracts expiring in April 2009, and has paid $927 to limit the base rate of an additional $15,000 of borrowings to 4.0%, all of which commenced in April 2004. Interest rate swap contracts that fixed the interest rate on an additional $25,000 at 6.42% expired in September and October 2004. At September 30, 2004, 22 of AMLI's 42 wholly-owned stabilized communities are unencumbered.

      Summary information on AMLI's cash flows is as follows:

                                                      Nine Months Ended
                                                        September 30,
                                                    --------------------
                                                      2004        2003
                                                    --------    --------
Net cash provided by operating activities. . . .    $ 46,907      47,255
Net cash used in investing activities. . . . . .    (112,101)   (142,651)
Net cash provided by financing activities. . . .      63,295      95,448

      Net cash provided by operating activities (including operating cash flows from communities sold) decreased slightly in 2004 compared to 2003. The communities acquired in the last quarter of 2003 and in the first half of 2004 increased operating cash flows, which was reduced in part by communities sold during the same period. Interest expense increased due to the loans assumed by AMLI in 2003 in connection with communities acquired and new loans closed in 2004. Lower cash distributions received from partnerships as a result of lower cash flows from co-investment communities' operations and lower cash flows from the Service Companies further reduced cash flows from operations. In addition, in January 2004 AMLI paid approximately $1,200 for Performance Incentive Plan liability.

      Net cash used in investing activities in 2004 was $30,550 less than in 2003. The difference was primarily attributable to a collection in February 2004 of a $28,530 purchase money note in connection with the sale of two wholly-owned rental communities in December 2003; return of capital from partnerships from refinancing and sale proceeds of rental communities; and lower expenditures for development acitivities. During 2004 acquisition activities increased by $113,399 that were substantially offset in part by $94,202 of disposition activities in 2004.

      Net cash provided by financing activities was lower in 2004 compared to 2003. The change resulted primarily from AMLI's higher repayments of the unsecured primary line of credit, net of borrowings, and higher dividends paid during 2004. The decrease was partially offset by $94,494 proceeds, net of offering costs, from AMLI's equity offering of 3,450,000 shares of its common stock issued to the public during the first quarter of
2004.   During 2004, AMLI closed on two loans secured by two rental communities and refinanced a loan of another community. AMLI paid a $502 prepayment penalty in connection with the refinancing of this loan. In addition, AMLI received $5,400 from the extinguishment of AMLI at Spring Creek debt in connection with the sale of the community.

DIVIDENDS AND DISTRIBUTIONS

      AMLI has paid regular cash dividends since its formation in 1994 and expects to pay quarterly dividends primarily from cash available for distribution. Until distributed, funds available for distribution are used to temporarily reduce outstanding balances on AMLI's revolving lines of credit.

      AMLI expects to meet its short-term liquidity requirements by using its working capital and any portion of net cash flows from operations not distributed currently. AMLI believes that its future net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by AMLI in accordance with REIT requirements.

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

      FFO for the nine months ended September 30, 2004 and 2003 is summarized as follows:

                                                        September 30,
                                                 ------------------------
                                                    2004          2003
                                                 ----------    ----------

     Net income. . . . . . . . . . . . . . . . . $   61,257        12,571
     Income from discontinued operations,
       net of minority interest. . . . . . . . .     (2,898)       (2,756)
     Gains on sales of rental communities
       sold, net of minority interest. . . . . .    (48,800)        --
     Gain on extinguishment of debt for a
       community sold, net of minority
       interest. . . . . . . . . . . . . . . . .     (4,423)        --
     Minority interest . . . . . . . . . . . . .        (15)          755
                                                 ----------    ----------

                                                        September 30,
                                                 ------------------------
                                                    2004          2003
                                                 ----------    ----------
     Income from continuing operations
       before minority interest  . . . . . . . .      5,121        10,570
     Income from discontinued operations
       before minority interest. . . . . . . . .      3,119         3,335
     Gain on extinguishment of debt for a
       community sold. . . . . . . . . . . . . .      5,400         --
     Write-off of unamortized deferred
       financing cost. . . . . . . . . . . . . .       (677)        --
     Depreciation (1). . . . . . . . . . . . . .     28,166        18,076
     Share of partnerships' depreciation . . . .      7,870         9,168
     Share of gains on sales of partnership
       communities . . . . . . . . . . . . . . .     (2,648)       (1,959)
                                                 ----------    ----------
     FFO . . . . . . . . . . . . . . . . . . . . $   46,351        39,190
                                                 ==========    ==========

     Weighted average shares and units
       including dilutive shares . . . . . . . . 30,150,264    24,963,086
                                                 ==========    ==========

     (1) Includes discontinued operations of $531 and $3,392 for the nine months ended September 30, 2004 and 2003, respectively.


     AMLI expects to meet certain long-term liquidity requirements such as scheduled debt maturities and repayment of loans for construction, development and acquisition activities through the issuance of long-term secured and unsecured debt and additional equity securities of AMLI or OP Units or through sales of assets. As of September 30, 2004, AMLI had $204,090 that it may issue as common shares or preferred shares in the future under its shelf registration statement filed late in 2003.

AMLI INDEBTEDNESS

     AMLI seeks to maintain a relatively modest amount of leverage and measures its leverage and coverage ratios both including and excluding its share of "off-balance sheet" debt. At September 30, 2004, AMLI had $576,477 of debt outstanding. Including its share of partnerships' debt AMLI had $795,436 of outstanding debt at September 30, 2004. Debt to total market capitalization, excluding and including AMLI's share of partnerships' debt, was 37.1% and 44.8%, respectively.

     A co-investment community may be owned free of debt or subject to indebtedness, depending upon the capital structure mutually agreed to by AMLI and its partner. Other than short-term construction financing and loans from AMLI, all partnerships' debt will generally be non-recourse, long-term, fixed-rate mortgage loans.

     At September 30, 2004, the character of AMLI's debt was as follows:

                                               AMLI's Debt,
                              AMLI's         Including Share
                              Debt           of Partnerships
                              ------         ---------------
      Secured                  71.0%                79.4%
      Unsecured                29.0%                20.6%
                              ======               ======

      Fixed                    81.5%                86.0%
      Variable                 18.5%                14.0%
                              ======               ======

      Variable-rate debt includes AMLI's unsecured lines of credit and one secured tax-exempt bond issue. See the section on "Derivatives" for a discussion of the hedges associated with our primary line of credit.
AMLI's line of credit covenants include leverage, coverage and other covenants typically found in line of credit agreements provided by commercial banks to publicly-traded apartment REITs. AMLI has been in compliance with all covenants through September 30, 2004. Due primarily to the fact that AMLI used the net proceeds from its common share equity raise in March 2004 to pay down debt, rather than immediately and fully invest in rental communities, AMLI expects earnings (including income from continuing operations, EBITDA and FFO) for the year 2004 to be less than initially expected. As a result, certain of the financial covenants in AMLI's lines of credit may be under some pressure when calculated as of December 31, 2004. Management does not currently believe that its ability to access funds under its lines of credit or otherwise finance its operations will be negatively affected.

DEVELOPMENT ACTIVITIES

      At September 30, 2004, AMLI has made capital contributions totaling $17,959 to the co-investment partnerships currently having 1,034 units under development. AMLI anticipates funding substantially all of its $254 remaining commitment, net of its share of availability under construction loans. Including wholly-owned development (by the OP and Amrescon) AMLI's unfunded capital contributions to complete the 1,945 apartment homes was $19,948.

      AMLI (including the Service Companies) owns land in Ft. Worth, Austin and Houston, Texas, Kansas City, Kansas and near Indianapolis, Indiana, which is being held for the development of additional apartment homes or for sale. AMLI has made earnest money deposits for two land parcels located in Kansas City, Kansas and Atlanta, Georgia.

      AMLI has started active development planning for its land parcels in Kansas City and Austin. Construction has begun on a 360 apartment home development in Las Colinas, Texas. AMLI believes that it is now a favorable time to start development activities in these submarkets. AMLI continues to expense costs to carry its other land parcels.

INFLATION

      Inflation has been low for the past several years. AMLI's apartment leases at its communities are typically for six or twelve months' duration.

Absent other market influences, this enables AMLI to reset rental rates relatively often, thereby passing along inflationary increases in its rental expenses on a timely basis. However, in the last three years other market influences have not permitted AMLI to increase rents commensurate with increases in operating expenses, with a resultant decrease in community NOI and earnings during that period.

      An increase in general price levels may be accompanied by an increase in interest rates. At September 30, 2004, AMLI's exposure to rising interest rates (including AMLI's proportionate share of its partnerships' interest expense) was mitigated by the existing debt level of approximately 37.1% of AMLI's total market capitalization (44.8% including AMLI's share of partnerships' debt), the higher percentage of intermediate-term fixed-rate debt (69.4% of total debt, 76.6% including AMLI's share of partnerships' debt), and the use of interest rate swaps and caps to effectively fix or limit the interest rate on $60,000 through April 2009, $10,000 of floating-rate borrowings through October 2004, which effectively fixed the interest rates on 81.5% of total debt (86.0% including AMLI's share of partnerships' debt).

DISCONTINUED OPERATIONS

      Communities held for sale by partnerships accounted for using the equity method of accounting are not discontinued operations under the provisions of SFAS 144.

      AMLI sold five and two rental communities during 2004 and 2003, respectively. Condensed financial information of the results of operations for these communities for the periods of time owned by AMLI is as follows:

                                                      Nine Months Ended
                                                        September 30,
                                                    --------------------
                                                      2004        2003
                                                    --------    --------
Total community revenues . . . . . . . . . . . .    $  7,777      15,495
                                                    --------    --------

Community rental expenses. . . . . . . . . . . .       3,732       6,643
Depreciation expense . . . . . . . . . . . . . .         531       3,392
Interest and amortization of deferred costs. . .         395       2,125
                                                    --------    --------
Total expenses . . . . . . . . . . . . . . . . .       4,658      12,160
                                                    --------    --------
Income from discontinued operations before
  minority interest. . . . . . . . . . . . . . .       3,119       3,335

Minority interest. . . . . . . . . . . . . . . .         221         579
                                                    --------    --------
Income from discontinued operations, net of
  minority interest. . . . . . . . . . . . . . .       2,898       2,756

Gains on sales of rental communities,
  net of minority interest . . . . . . . . . . .      48,800       --
Gain on extinguishment of debt for a
  community sold, net of minority interest . . .       4,423       --
                                                    --------    --------
Income from discontinued operations, net of
  minority interest. . . . . . . . . . . . . . .    $ 56,121       2,756
                                                    ========    ========

OTHER MATTERS

      Of the total $159,000 borrowed pursuant to AMLI's $240,000 unsecured line of credit, $45,000 has been swapped to a fixed rate of approximately 4.5% and $15,000 has been capped at a maximum LIBOR of 4.0%, all for the five-year period ending April 1, 2009. Two five-year interest rate swap contracts which fixed the interest rate on $25,000 of borrowings at approximately 6.4% expired in September and October 2004. These rates exclude the 100 basis point lender's spread.

      Derivative instruments reported as net liabilities in the consolidated balance sheets totaled $1,349 and $1,883 as of September 30, 2004 and December 31, 2003, respectively, a $534 decrease. The derivative instruments reported in the consolidated balance sheets as accumulated other comprehensive income (loss), which are gains and losses not affecting retained earnings in the consolidated statement of shareholders' equity, totaled $2,694 and $2,622 as of September 30, 2004 and December 31, 2003, respectively, a $72 increase. The accumulated other comprehensive income include $982 and $1,098 of AMLI's share of other comprehensive loss of a co-investment partnership as of September 30, 2004 and December 31, 2003, respectively. In addition, the unamortized net deferred gain of $563 and $355 from the Treasury lock contracts was included in other comprehensive income adjustments as of September 30, 2004 and December 31, 2003, respectively.

      As of September 30, 2004, $668 of unamortized goodwill (of $3,300 total incurred upon completion of a 1997 acquisition) is included in the accounts of the Service Company's consolidated subsidiary. In addition, as of December 31, 2003, AMLI allocated $434 (of the acquisition cost of the Service Company subsidiaries' controlling interests not already owned) to the cost of property management contracts, which AMLI is amortizing over a five-year period.

      AMLI commenced reporting the value of stock options as a charge against earnings for options awarded subsequent to January 1, 2002. Since then, there were 332,250 options, net of cancellations and exercises, awarded to employees, the value of which is being expensed over five years from the award dates.

      AMLI is contingently liable with respect to letters of credit and guarantees issued to secure undertakings made by various unconsolidated affiliates. AMLI anticipates that no such contingent liability will be realized, and that the various letters of credit and guarantees will eventually expire. AMLI estimates the aggregate fair value of all such letters of credit and guarantees to be less than $200.

      AMLI acquires and develops multifamily communities in co-investment joint ventures with partners, primarily institutional investors such as insurance companies, endowments, foundations, and public and corporate pension funds. AMLI's ownership interests in these unconsolidated partnerships has ranged from 10% to 75%. Through September 30, 2004, 54 partnerships have been formed and none was entered into by AMLI during the nine months ended September 30, 2004. Through September 30, 2004, 19 partnerships have been terminated as a result of asset dispositions and AMLI's acquisition in 2003 and January 2004 of its partners' interests in nine co-investment partnerships.

OTHER CONTINGENCIES

      A few AMLI communities have problems with mold caused by excessive moisture which accumulates in buildings or on building materials. Some molds are known to produce potent toxins or irritants. Concern about indoor exposure to mold has been increasing as exposure to mold can cause a variety of health effects and symptoms in certain individuals, including severe allergic or other reactions. As a result, the presence of mold at AMLI's communities could require undertaking a costly remediation program to contain or remove the mold from the affected communities. Such a remediation program could necessitate the temporary relocation of some or all of the communities' residents or the complete rehabilitation of the communities. AMLI carries insurance to mitigate the potential financial impact of certain of these risks.

      AMLI has commenced spending approximately $375 to correct a problem resulting from mold growing in mechanical closets at one property. These costs are being capitalized in accordance with EITF 90-8, "Capitalization of Cost to Treat Environmental Contamination."

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      MARKET RISK

      AMLI is exposed to interest rate changes primarily as a result of its lines of credit used to maintain liquidity and fund capital expenditures and expansion of AMLI's real estate investment portfolio and operations. AMLI's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, AMLI borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and Treasury locks in order to mitigate its interest rate risk on related financial instruments. AMLI does not enter into derivative or interest rate transactions for speculative purposes.

      AMLI has reduced its exposure to risks associated with interest rate changes and has significantly extended the average maturities of its fixed-rate debt portfolio by the following financing activities:

                                     Effective
                                       Fixed       Loan     Maturity
                         Amount        Rate        Date       Date
                        --------     ---------   --------   --------

Refinancing of
 floating-rate debt. .  $140,000       6.56%      6/6/01     7/1/11
Mortgages assumed on
 communities
 acquired (1):
  AMLI at Danada Farms    20,947       4.77%     10/31/03    3/1/07
  AMLI at Oak Bend . .    10,847       5.62%     12/31/03    12/1/06

Additional mortgage
 on a community
 acquired. . . . . . .    20,000       4.48%     12/19/03    3/1/07

First mortgage on a
 community acquired. .    32,709       5.36%      5/26/04    6/1/14

First mortgage on an
 existing community. .    45,000       4.85%      7/19/04    8/1/14
                        --------
                        $269,503
                        ========

 (1) AMLI assumed a total of $56,838 of the existing fixed-rate mortgages on communities acquired from our co-investment partners, of which $25,044 have since been repaid.

      At September 30, 2004, 81.5% of AMLI's debt is at fixed rates. On October 29, 2004, AMLI closed on a 90-day $40,000 unsecured floating-rate bank loan. The proceeds of this loan were used to repay AMLI's primary unsecured line of credit.

      There have been no other significant changes in AMLI's exposure to market risks.

ITEM 4.  CONTROLS AND PROCEDURES

      The Company carried out an evaluation under the supervision and with the participation of AMLI's management, including AMLI's Chief Executive Officer and AMLI's Chief Financial Officer as of September 30, 2004, of the effectiveness of the design and operation of AMLI's disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that AMLI's disclosure controls and procedures provide reasonable assurance that such disclosure controls and procedures are effective in timely providing them with material information relating to AMLI (including its consolidated subsidiaries) required to be included in AMLI's periodic Security and Exchange Commission filings.

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

                                                                                             Third
                                                                                             Quarter
                                                                                              2004
                                                                                             Monthly     Physical
                       AMLI's                                                               Collected    Occupancy
                     Ownership                                                  Average     Rent Per        at
                     Percentage                         Year      Number       Unit Size    Occupied     Sept. 30,
Communities             (1)         Location          Completed  of Units    (Square Feet)    Unit         2004
-----------          ----------     --------          ---------  --------    -------------  ---------   ----------
Dallas/Ft. Worth, TX
AMLI:
 at Bent Tree         100%          Dallas             1996/00        500              963    $  856          93%
 at Bishop's Gate     100%          West Plano          1997          266            1,098     1,030          94%
 at Breckinridge
   Point               45%          Richardson          1999          440            1,063       923          94%
 at Bryan Place        48%          Dallas              1999          420              890       949          93%
 at Chase Oaks        100%          Plano               1986          250              775       696          96%
 at Deerfield          25%          Plano               2000          240              996       898          94%
 on Frankford          45%          Dallas              1998          582              889       889          92%
 of North Dallas      100%          Dallas             1985/86      1,032              879       699          93%
 at Oak Bend          100%          Lewisville          1997          426              898       789          93%
 on the Green         100%          Ft. Worth          1990/93        424              846       743          92%
 on the Parkway        25%          Dallas              1999          240              939       849          92%
 at Prestonwood
   Hills               45%          Dallas              1997          272              903       899          93%
 7th Street
   Station            100%          Ft. Worth           2000          189            1,060     1,034          89%
 at Shadow Ridge      100%          Flower Mound        2000          222              983     1,026          93%
 at Stonebridge
   Ranch              100%          McKinney            2001          250              857       798          95%
 Upper West Side      100%          Ft. Worth           2001          194              907     1,017          92%
 at Valley Ranch      100%          Irving              1985          460              848       781          95%
 Knox-Henderson       100%          Dallas              1994          180              875     1,071          92%
 on the Fairway       100%          Coppell             2002          322              900       885          96%
                                                                   ------           ------    ------        -----
                                                                    6,909              916       853        93.3%
                                                                   ------           ------    ------        -----




                                                                                             Third
                                                                                             Quarter
                                                                                              2004
                                                                                             Monthly     Physical
                       AMLI's                                                               Collected    Occupancy
                     Ownership                                                  Average     Rent Per        at
                     Percentage                         Year      Number       Unit Size    Occupied     Sept. 30,
Communities             (1)         Location          Completed  of Units    (Square Feet)    Unit         2004
-----------          ----------     --------          ---------  --------    -------------  ---------   ----------
Austin, TX
AMLI:
 in Great Hills       100%          Austin              1985          344              750       661          94%
 at Lantana Ridge     100%          Austin              1997          354              881       847          96%
 at Monterey Oaks      25%          Austin              2000          430              960       857          95%
 at Scofield Ridge     45%          Austin              2000          487              889       782          94%
 at StoneHollow       100%          Austin              1997          606              866       762          96%
                                                                   ------           ------    ------        -----
                                                                    2,221              874       783        95.1%
                                                                   ------           ------    ------        -----
Houston, TX
AMLI:
 at the Medical
  Center              100%          Houston             2000          334              962       981          95%
 Midtown               45%          Houston             1998          419              880     1,072          94%
 Towne Square          45%          Houston             1999          380              827     1,036          96%
 at King's Harbor      25%          Houston             2001          300              953       896          93%
 on Eldridge Parkway  100%          Houston            1998/99        668              884       809          89%
                                                                   ------           ------    ------        -----
                                                                    2,101              895       942        93.0%
                                                                   ------           ------    ------        -----
Atlanta, GA
AMLI:
 at Barrett Lakes      35%          Kennesaw            1997          446            1,037       910          96%
 at Clairmont         100%          Atlanta             1988          288              796       824          95%
 at Kedron Village     20%          Fayette County      2002          216            1,177     1,060          94%
 at Killian Creek     100%          Snellville          1999          256            1,027       829          98%
 at Lost Mountain      75%          Paulding County     2000          164              958       771          96%
 at Mill Creek         25%          Gwinnett County     2001          400            1,015       835          96%
 at Northwinds         35%          Alpharetta          1999          800            1,023       945          96%
 at Park Creek        100%          Gainesville         1998          200              976       797          98%
 at Peachtree City     20%          Fayette County      1998          312              980       926          93%
 at River Park         40%          Norcross            1997          222            1,021       914          96%
 at Vinings           100%          Smyrna              1985          360            1,040       810          96%
 at West Paces (2)    100%          Atlanta             1992          337            1,050       914          86%
 at Windward Park      45%          Alpharetta          1999          328            1,082       909          95%
 at Barrett Walk       25%          Kennesaw            2002          290              938       881          96%
 at Milton Park        25%          Alpharetta          2003          461              966       946          97%
                                                                   ------           ------    ------        -----
                                                                    5,080            1,007       894        95.2%
                                                                   ------           ------    ------        -----




                                                                                             Third
                                                                                             Quarter
                                                                                              2004
                                                                                             Monthly     Physical
                       AMLI's                                                               Collected    Occupancy
                     Ownership                                                  Average     Rent Per        at
                     Percentage                         Year      Number       Unit Size    Occupied     Sept. 30,
Communities             (1)         Location          Completed  of Units    (Square Feet)    Unit         2004
-----------          ----------     --------          ---------  --------    -------------  ---------   ----------
Kansas City, KS
AMLI:
 Creekside            100%          Overland Park       2000          224              813       807          95%
 at Lexington Farms   100%          Overland Park       1998          404              972       790          92%
 at Regents Center    100%          Overland Park    1991/95/97       424              940       763          94%
 at Regents Crest     100%          Overland Park      1997/00        476              948       788          95%
 at Summit Ridge       25%          Lee's Summit        2001          432              952       846          93%
 at Wynnewood
   Farms               25%          Overland Park       2000          232            1,017       907          93%
 at Cambridge
   Square              30%          Overland Park       2002          408              941       889          92%
                                                                   ------           ------    ------        -----
                                                                    2,600              945       822        93.3%
                                                                   ------           ------    ------        -----
Indianapolis, IN
AMLI:
 at Castle Creek      100%          Indianapolis        2000          276              978       906          96%
 at Conner Farms      100%          Fishers             1993          300            1,091       850          96%
 at Eagle Creek       100%          Indianapolis        1998          240              973       844          93%
 at Lake Clear-
   water               25%          Indianapolis        1999          216            1,009       953          93%
 at Riverbend         100%          Indianapolis       1983/85        996              824       688          92%
 on Spring Mill       100%          Carmel              1999          400            1,017       850          89%
 Carmel Center        100%          Carmel              2004          322            1,074       926          93%
                                                                   ------           ------    ------        -----
                                                                    2,750              953       813        92.8%
                                                                   ------           ------    ------        -----
Chicago, IL
AMLI:
 at Chevy Chase        33%          Buffalo Grove       1988          592              812     1,075          92%
 at Danada Farms      100%          Wheaton            1989/91        600              869     1,033          92%
 at Fox Valley         25%          Aurora              1998          272              990     1,016          95%
 at Oakhurst North    100%          Aurora              2000          464            1,013     1,031          96%
 at Osprey Lake        69%          Gurnee             1997/99        483              938     1,048          95%
 at Poplar Creek      100%          Schaumburg          1985          196              906     1,055          94%
 at St. Charles        25%          St. Charles         2000          400              990     1,123          94%
 at Windbrooke         15%          Buffalo Grove       1987          236              903     1,088          97%
 at Canterfield       100%          West Dundee         2001          352            1,224     1,210          91%
 at River Run         100%          Naperville          2003          206            1,316     1,074          84%
                                                                   ------           ------    ------        -----
                                                                    3,801              969     1,073        93.2%
                                                                   ------           ------    ------        -----




                                                                                             Third
                                                                                             Quarter
                                                                                              2004
                                                                                             Monthly     Physical
                       AMLI's                                                               Collected    Occupancy
                     Ownership                                                  Average     Rent Per        at
                     Percentage                         Year      Number       Unit Size    Occupied     Sept. 30,
Communities             (1)         Location          Completed  of Units    (Square Feet)    Unit         2004
-----------          ----------     --------          ---------  --------    -------------  ---------   ----------
Denver, CO
AMLI:
 at Gateway Park      100%          Denver              2000          328              899       876          92%
 at Lowry Estates      50%          Denver              2000          414              947     1,021          93%
 at Park Meadows       25%          Littleton           2001          518            1,029       959          94%
 at Westcliff         100%          Westminster         2003          372            1,001       900          90%
                                                                   ------           ------    ------        -----
                                                                    1,632              976       945        92.3%
                                                                   ------           ------    ------        -----

Southeast Florida
AMLI:
 at Ibis              100%          West Palm Beach     2001          234            1,201     1,099        91.0%
                                                                   ------           ------    ------        -----
  Total at
    September 30,
    2004                                                           27,328              948    $  893        93.6%
                                                                   ======           ======    ======        =====

     (1)  AMLI generally has the potential to receive cash distributions in excess of its percentage ownership (a promoted interest), subject to a given co-investment community exceeding specified financial returns.

     (2)  This community is under rehab at September 30, 2004.



PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            The Exhibits filed as part of this report are listed below.

            EXHIBIT
            NO.         DOCUMENT DESCRIPTION
            --------    --------------------

              15.1 Letter from Independent Auditor related to the review of the interim financial information.

              31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              32. Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.
                        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K.

            Current Report on Form 8-K filed on July 28, 2004 furnishing the following as exhibits:

                  1. AMLI's press release dated July 27, 2004, announcing the second quarter 2004 operating results and a dividend declaration.

                  2.    AMLI's second quarter 2004 Supplemental
                        Operating and Financial Data.

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              AMLI RESIDENTIAL PROPERTIES TRUST




Date:  November 5, 2004       By:   /s/ CHARLES C. KRAFT
                                    -----------------------------------
                                    Charles C. Kraft
                                    Principal Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Date:  November 5, 2004       By:   /s/ GREGORY T. MUTZ
                                    -----------------------------------
                                    Gregory T. Mutz
                                    Chairman of the Board of Trustees




Date:  November 5, 2004       By:   /s/ ROBERT J. CHAPMAN
                                    -----------------------------------
                                    Robert J. Chapman
                                    Chief Financial Officer




Date:  November 5, 2004       By:   /s/ CHARLES C. KRAFT
                                    -----------------------------------
                                    Charles C. Kraft
                                    Principal Accounting Officer