Form 10-K
period 2004-12-31
AMLI RESIDENTIAL PROPERTIES TRUST
filed 2005-03-11
CIK 914724

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                  FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934


For the fiscal year ended
December 31, 2004                     Commission File Number 1-12784

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

The aggregate market value of the registrant's common shares held by non-affiliates was approximately $710,107,247 based on the closing price ($29.34) on the New York Stock Exchange on June 30, 2004.

The number of the Registrant's Common Shares of Beneficial Interest, $.01 par value, outstanding as of March 1, 2005 was 25,615,956.


                     Documents Incorporated By Reference

Portions of the Registrant's Proxy Statement for the annual shareholders' meeting to be held on April 25, 2005 are incorporated by reference into
Part III.

                              TABLE OF CONTENTS



                                                             Page
                                                             ----
PART I

Item 1.       Business. . . . . . . . . . . . . . . . . . . .   1

Item 2.       Communities . . . . . . . . . . . . . . . . . .  16

Item 3.       Legal Proceedings . . . . . . . . . . . . . . .  29

Item 4.       Submission of Matters to a Vote
              of Security Holders . . . . . . . . . . . . . .  29


PART II

Item 5.       Market for the Registrant's Common Equity
              and Related Shareholder Matters . . . . . . . .  30

Item 6.       Selected Financial Data . . . . . . . . . . . .  32

Item 7.       Management's Discussion and
              Analysis of Financial Condition
              and Results of Operations . . . . . . . . . . .  35

Item 7A.      Quantitative and Qualitative Disclosures
              About Market Risk . . . . . . . . . . . . . . .  84

Item 8.       Financial Statements and
              Supplementary Data. . . . . . . . . . . . . . .  86

Item 9.       Changes in and Disagreements
              with Accountants on Accounting and
              Financial Disclosure. . . . . . . . . . . . . . 168

Item 9A.      Controls and Procedures . . . . . . . . . . . . 168

Item 9B.      Other Information . . . . . . . . . . . . . . . 169


PART III

Item 10.      Trustees and Executive Officers
              of the Registrant . . . . . . . . . . . . . . . 169

Item 11.      Executive Compensation. . . . . . . . . . . . . 170

Item 12.      Security Ownership of Certain
              Beneficial Owners and Management and
              Related Shareholder Matters . . . . . . . . . . 170

Item 13.      Certain Relationships and
              Related Transactions. . . . . . . . . . . . . . 170

Item 14.      Principal Auditor Fees and Services . . . . . . 170


PART IV

Item 15.      Exhibits, Financial Statement Schedule,
              and Reports on Form 8-K . . . . . . . . . . . . 171


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . . . 178

FORWARD-LOOKING STATEMENTS

      Certain statements made in this report, and other written or oral statements made by or on behalf of AMLI, may constitute "forward-looking statements" within the meaning of the Federal securities laws. Statements regarding future events and developments and AMLI's future performance, as well as management's expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements can be identified by AMLI's use of the words "project," "believe," "expect," "anticipate," "intend," "estimate," "assume," and other similar expressions that predict or indicate future events, achievements or trends or that do not relate to historical matters. Although AMLI believes expectations reflected in such forward-looking statements are based upon reasonable assumptions, the actual results may differ materially from that set forth in the forward-looking statements. Consequently, such forward-looking statements should be regarded solely as reflections of AMLI's current operating and development plans and estimates. These plans and estimates are subject to revision from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statements. AMLI undertakes no obligation to update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning the risk or uncertainties listed above, and other factors that you may wish to consider, is contained in Item 1. Business - Risk Factors in this Form 10-K and elsewhere in AMLI's filings with the Securities and Exchange Commission.

      Some of the factors that could cause AMLI's actual results to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the following:

      . changes in local and national economic conditions, including changes in job growth, interest rates, the availability of financing and other factors;

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

                                   PART I


ITEM 1.  BUSINESS

THE COMPANY

      AMLI Residential Properties Trust ("AMLI" or the "Company") is a self-administered and self-managed real estate investment trust ("REIT") engaged in the management, acquisition, development and co-investment of upscale, institutional quality multifamily apartment communities in nine major metropolitan markets in the Southeast, Southwest, Midwest and Mountain regions of the United States. AMLI was formed as the successor to AMLI Realty Co. ("ARC"), which was founded in 1980 by Gregory T. Mutz and John E. Allen, the Chairman and Vice-Chairman of AMLI, respectively, and became a publicly traded company through an initial public offering in February 1994. AMLI is listed on the New York Stock Exchange ("NYSE") under the symbol "AML."

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

      AMLI is structured as an "Umbrella Partnership REIT" or "UPREIT." AMLI is the sole general partner of, and owns a majority of the partnership interests in, AMLI Residential Properties, L.P., a Delaware limited partnership (the "Operating Partnership"). As of December 31, 2004, AMLI owned approximately 95% of the outstanding partnership interests ("OP Units") in the Operating Partnership. OP Units are convertible into AMLI's common shares of beneficial interest on a one-for-one basis and are entitled to distributions equal to distributions paid on common shares. AMLI conducts all its business through the Operating Partnership and its subsidiaries and affiliates. As the general partner of the Operating Partnership, AMLI has the exclusive power under the partnership agreement of the Operating Partnership to manage and conduct its business. The board of trustees of AMLI manages the affairs of AMLI by directing the affairs of the Operating Partnership. As of December 31, 2004, AMLI's equity market capitalization was $817 million, based on the number of common shares outstanding at the closing share price on that date, and AMLI's implied equity market capitalization, which includes the value of OP Units and the Company's convertible preferred shares, was $995 million.

      As of December 31, 2004, AMLI owned interests in 79 multifamily apartment communities comprised of 29,448 apartment homes. Seventy-four of these communities containing 27,594 apartment homes were stabilized and five communities containing 1,854 apartment homes were under development or in lease-up at that date. The average age of AMLI's stabilized communities was 7.2 years, one of the youngest of any public multifamily REIT portfolio in the United States. In addition, AMLI owns land for the future development of additional communities.

      More information regarding AMLI and its communities is available at AMLI's website at www.amli.com. Information on AMLI's website is not a part of, nor incorporated by reference into, this annual report on Form 10-
K. AMLI's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are made available to the public at no charge, other than an investor's own internet access charges, at www.amli.com. AMLI makes such material available on its website as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

      AMLI's headquarter offices are located at 125 S. Wacker Drive, Suite 3100, Chicago, Illinois 60606, and its telephone number is (312) 443-1477. In addition, AMLI maintains regional offices in Atlanta, Dallas and Kansas City.

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

      Through December 31, 2004, excluding two communities developed for sale by a taxable REIT Subsidiary, AMLI has developed or has under development 41 communities containing 13,327 apartment homes in seven of its nine markets, and based on the number of apartment homes, most of the development have been in Atlanta (36%) followed by Dallas (16%), Chicago (15%), Austin (13%), Kansas (12%), Indianapolis (6%), and Houston (2%). During 2004 AMLI started one new development, a $25.6 million community called AMLI at La Villita located in Las Colinas, Texas.

      As of December 31, 2004, AMLI had five communities under construction and/or in lease-up, three of which are expected to be completed during 2005. AMLI had not announced any new development starts for 2005, but has been considering the possibility of commencing a limited number. AMLI's historical development activities are summarized in a chart in Item 2. Communities - Development Activities.

      ACQUISITION

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

      Through December 31, 2004, AMLI had acquired 64 communities containing 21,242 apartment homes in all nine of its markets, and based on the number of apartment homes, most of the acquisitions have been in Dallas (24%), followed by Chicago (18%), Houston (13%), Kansas (12%), Austin (10%), Denver (8%), Atlanta (7%), Indianapolis (7%) and Southeast Florida (1%). In general, AMLI will seek to acquire in a new market before it develops. During 2004 AMLI acquired seven communities and the interests of its partners in three existing co-investment communities. On January 21, 2005 AMLI closed on the $24.2 million acquisition of AMLI at Lantana Hills, a 264-unit apartment home community located in Austin, Texas and on February 24, 2005 AMLI completed a $64.7 million acquisition of AMLI at McGinnis Ferry, a 696-unit community located in Gwinnett County, Georgia. AMLI's historical acquisition activities are summarized in a chart in Item
2. Communities - Acquisition Activities.

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

      The increase in the financial returns on AMLI's invested capital is achieved because AMLI earns various forms of compensation from its partners or the partnerships in addition to those returns it would otherwise receive from its investment in the real estate. AMLI categorizes its co-investment compensation into three types. The first are one-time fees, such as acquisition, disposition, development and construction fees, paid upon acquisition, during development and construction or sale of the partnership's assets. The second are recurring fees, such as asset management fees, property management fees and priority cash flow distributions to AMLI. The third are promoted interests, which are additional distributions to AMLI of operating cash flow and sale or refinancing proceeds once a stated rate of return on the partners' initial capital investment is achieved.

      While each co-investment partnership agreement is structured individually, in a typical joint venture AMLI (i) acts as the general partner or managing member of the venture; (ii) handles the administration of the venture; (iii) manages the day-to-day operations of the community owned by the venture; (iv) oversees construction and development in the case of a venture with a community under development; and (v) recommends the sale or refinancing of the community owned by the venture. Major decisions require the approval of both AMLI and AMLI's partner. Unresolved disputes of a material nature over major decisions would generally be resolved through the exercise of a buy-sell provision in the partnership agreement.

      As of December 31, 2004, AMLI had interests in 33 co-investment partnerships, all of which were recorded "off balance sheet" using the equity method of accounting, as required by generally accepted accounting principles ("GAAP"). Notwithstanding the accounting limitations, AMLI views its co-investment activities as extensions of its core competencies. All of the co-investment communities are similar in quality and location and are managed under the AMLI<registered trademark> brand, employing the same systems, professional people and resources that are typical of AMLI's wholly-owned communities. Only the ownership capital structures are different. AMLI's historical co-investment activities are summarized in charts in Item 2. Communities - Co-investment Activities.


CAPITAL STRATEGIES

      Real estate investment is a capital-intensive business, and AMLI seeks to maximize its ability to obtain attractively priced debt and equity in order to fund its investment activities over time. AMLI seeks to maintain reasonable operating and financial ratios consistent with maintaining a relatively conservative capital structure. As an example, AMLI seeks to keep its corporate leverage ratio in the range of approximately 50%, measuring its share of debt to the total cost basis of its assets (44.4% at December 31, 2004) and to AMLI's total market capitalization (39.7% at December 31, 2004), because AMLI believes that operating within these parameters is prudent and will allow AMLI to appeal to the largest pool of potential global equity investors.

      EQUITY

      As a publicly-traded company, AMLI has the ability to raise equity capital in both the public and private markets when investor interest in AMLI is strong and when AMLI believes that it has a good use for the funds. Historically AMLI has issued publicly-traded common shares and privately-placed convertible preferred shares, and the Operating Partnership has issued OP Units in exchange for real estate assets. Additionally AMLI has expanded its access to private equity capital by actively engaging in co-investment with institutional investors. During 2004, AMLI raised approximately $95 million by selling 3,450,000 shares at a price per share of $27.45, net of selling costs, which AMLI used to partially fund its investment activity during the year.

      DEBT

      Both unsecured and secured debt structures are available to AMLI.
The secured debt market is currently very large and liquid, and it is relatively easy for AMLI to find secured lenders willing to finance AMLI's communities on favorable terms and conditions. AMLI has an investment grade rating from one recognized rating agency that allows AMLI to access the unsecured debt market, but only on a limited basis. Historically, AMLI's primary unsecured debt arrangements have been through its lines of credit. AMLI has no fixed-rate unsecured bonds outstanding in either the public or private markets. Although AMLI contemplates obtaining a second investment grade rating that would enhance its flexibility in the capital markets, AMLI currently believes that its access to debt capital is more than sufficient to finance its investment activities. At December 31, 2004, twenty-five of AMLI's forty-four stabilized communities are unencumbered.

      FINANCING ACTIVITIES

      In October 2004, AMLI obtained a bridge loan for $40 million, which was fully paid from proceeds of a new $110 million four-year term loan provided by a group of four banks led by Wells Fargo Bank. The term loan was funded in December 2004, carries an interest rate of LIBOR plus 1%, and has a one-year extension option. During December 2004, AMLI entered into an interest rate swap contract on $100 million notional amount effective July 1, 2005 fixing the rate on substantially all of this floating-rate term loan through December 2009. In June 2004 AMLI refinanced its $10.3 million 7.87% mortgage secured by AMLI at Park Creek lowering the interest rate to 5.65% without changing its maturity date of December 2038. The aggregate outstanding borrowings on AMLI's lines of credit at December 31, 2004 were $126 million. During 2004, AMLI placed $99.7 million of new secured permanent mortgage financing, and it paid off $13.2 million of maturing mortgage debt. AMLI's share of each was $83.2 million and $13.2 million, respectively. In addition, $40.8 million of tax-exempt bond financing was assumed by the buyer of AMLI at Spring Creek when it was sold in April 2004. Details of AMLI's and co-investment partnerships' 2004 financing activities are summarized in a chart in Item 2. Communities - Financing Activities.

      DISPOSITION

      AMLI also raises capital through the sale of its interests in its communities. One of AMLI's core strategies is to maintain a "young" and attractive portfolio of upscale communities. As such, AMLI will typically dispose of a community between five and ten years after it has been acquired or built. Proceeds from sales are generally reinvested in new acquisition or development opportunities, but they may be used for other corporate purposes including paying down debt, particularly in the short term. AMLI views its ability to monetize its investment profit and recycle capital as one of its core competencies. During 2004, AMLI sold five wholly-owned communities and one co-investment community). Through December 31, 2004 AMLI has sold 33 communities containing 11,957 apartment homes. In January and February of 2005, AMLI closed on the sales of three communities for an aggregate sale price of $74.8 million. Two communities are located in Dallas and one is located in Austin, Texas.

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


THE BUSINESS OF AMC

      AMC provides property management and leasing services to each of the communities in which the Operating Partnership presently has, or expects to have, an interest, and AMC also receives fees for providing similar services to a limited number of communities owned by third parties. Management and leasing services are provided to the communities pursuant to the terms of a management contract, which AMC has agreed not to terminate so long as the Operating Partnership is not in material breach.
Residential property management and leasing services provided by AMC are at market rates (3% of gross revenue in the case of wholly-owned communities and 3.5% to 5% in the case of co-investment communities). AMLI Corporate Homes ("ACH"), a division of AMC, leases apartment homes for the communities to residents having shorter term housing needs. ACH leases are at market rates.


THE BUSINESS OF AIA

      AIA was formed to render investment advice to institutional capital sources. AIA's operations are no longer significant to the business of AMLI as a whole.


THE BUSINESS OF AMRESCON

      Amrescon provides general contracting and construction management services to the communities. Amrescon is based in Atlanta and has regional offices in Chicago, Dallas and Kansas City.

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


LEASING

      Employees of AMC are responsible for leasing activities at the communities. Leasing consultants meet with prospective residents and show models and vacant units. The leasing consultants maintain contact with existing residents to determine the residents' level of satisfaction with their community. All leasing consultants participate in a comprehensive formal training program administered by AMC. AMLI expanded its continuing education program to include online learning, offering a blended learning environment where employees have an opportunity to expand their skills by taking AMLI web-based courses. This additional learning resource complements the traditional classroom training, one-on-one mentoring program and resource materials that AMLI has offered its leasing professionals for many years. AMC, as it deems necessary, may employ the services of, and pay customary fees to, unaffiliated real estate brokers, apartment locators and existing residents for locating prospective residents.


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


ENVIRONMENTAL MATTERS

      Many jurisdictions have adopted laws and regulations relating to environmental controls and the development of real estate. Such laws and regulations could affect the communities and any additional communities acquired or developed by AMLI in the future, and/or reduce the number and attractiveness of investment opportunities available to AMLI. The effect upon AMLI of the application of such laws and regulations cannot be predicted. Such laws and regulations have not had a material effect on AMLI's financial condition and results of operations to date. AMLI requires an environmental investigation on communities prior to acquisition or development and performs remediation when necessary. AMLI is not aware of any environmental condition on any of the communities, or the communities planned to be developed by AMLI, which is likely to have a material adverse effect on AMLI's financial condition and results of operations.


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

      DIVIDENDS PAYABLE BY REITS DO NOT QUALIFY FOR THE REDUCED TAX RATES

      The maximum tax rate on dividends payable to individuals is currently 15% (through 2008). Dividends payable by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient, rather than the preferential rates applicable to other dividends. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common shares.

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

      THE GEOGRAPHIC CONCENTRATION OF OUR RESIDENTIAL COMMUNITIES AND FLUCTUATIONS IN LOCAL MARKETS MAY ADVERSELY IMPACT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      AMLI has achieved geographic diversification among its nine markets, although AMLI has larger concentration in some markets than others. As a result of this geographic concentration, if a local community market performs poorly, the income from the communities in that market could decrease. The performance of the economy in each of these areas affects occupancy, market rental rates and expenses, and consequently impacts the income generated from the communities and their underlying values. Economic downturns in the local markets in which we own communities could have a negative impact on our financial condition and results from operations.

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

      RISING INTEREST RATES WILL GENERALLY INCREASE OUR BORROWING COSTS.

      We have bank credit facilities that permits us to borrow up to $256 million for community acquisitions and other purposes that provides for interest at variable rates, and we may incur additional variable rate indebtedness in the future. Variable-rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect our cash flow and the amounts available to distribute to our shareholders.

      WE MAY ENCOUNTER SIGNIFICANT DELAYS IN RENEWING LEASES OR RE-LETTING VACANT APARTMENT HOMES, WHICH MIGHT RESULT IN REDUCED INCOME.

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

      Numerous residential communities compete with our communities in attracting residents to lease apartment homes and additional communities can be expected to be built in the markets in which our communities are located. The number and quality of competitive communities in a particular area will have a material effect on our ability to lease apartment homes at our existing communities or at newly acquired communities, and on the rents charged.

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

      WE MAY SUFFER LOSSES FROM OUR DEVELOPMENT AND CONSTRUCTION
ACTIVITIES.

      We intend to grow through the selective development and construction of communities as suitable opportunities arise. We may also develop communities to be sold upon completion. The risks associated with real estate development and construction activities include the following:

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

      Our board of trustees is divided into three classes, with only one class being elected each year. These staggered terms may lengthen to two years the time needed to change a majority of the members of our board of trustees and may thereby delay or prevent an acquisition of control of AMLI. Our board of trustees has proposed an amendment to our Declaration of Trust to eliminate the classification of the board of trustees. The shareholders will be asked to approve this amendment at the 2005 annual shareholders meeting.

      OUR DUTIES TO OUR SHAREHOLDERS MAY CONFLICT WITH OUR DUTIES TO THE PARTNERS OF THE OPERATING PARTNERSHIP.

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

      Communities that are fully completed and have, in the opinion of management, completed their initial lease-ups, are designated in AMLI's consolidated financial statements as "Rental communities." AMLI also sometimes refers to these communities as "Stabilized communities." Stabilized communities that AMLI has decided to sell are included in "Rental communities held for sale" in AMLI's consolidated financial statements. Communities under development and/or in lease-up are designated in AMLI's consolidated financial statements as "Rental communities under development."

      AMLI's ownership interest in its communities varies. Those that are wholly-owned are reflected directly in AMLI's consolidated balance sheets. Those in which AMLI has a partnership interest, also referred to as co-investment communities, are typically accounted for using the equity method and are reflected in "Investments in partnerships" in AMLI's balance sheets.

      AMLI may develop a community with the intent of selling it upon completion and stabilization. If so, this "merchant building activity" would typically be conducted in a subsidiary, which has elected treatment as a taxable REIT subsidiary.

      The following tables provide summary information on AMLI's communities as of December 31, 2004:

      STABILIZED RENTAL COMMUNITIES

                               Total         Wholly-Owned    Co-investment
                             Communities     Communities     Communities
                           ---------------  --------------  --------------
Market                     Number    Units  Number   Units  Number   Units
------                     ------    -----  ------   -----  ------   -----

Dallas/Ft. Worth,
  Texas . . . . . . . . .      19    6,909      13   4,715       6   2,194
Atlanta, Georgia. . . . .      15    5,080       5   1,441      10   3,639
Chicago, Illinois . . . .      11    4,067       6   2,084       5   1,983
Austin, Texas . . . . . .       5    2,221       3   1,304       2     917
Indianapolis, Indiana . .       7    2,750       7   2,750      --      --
Kansas City, Kansas . . .       7    2,600       5   1,760       2     840
Houston, Texas. . . . . .       5    2,101       2   1,002       3   1,099
Denver, Colorado. . . . .       4    1,632       2     700       2     932
Southeast, Florida. . . .       1      234       1     234      --      --
                              ---   ------     ---  ------     ---  ------
    Total . . . . . . . .      74   27,594      44  15,990      30  11,604
                              ===   ======     ===  ======     ===  ======

      RENTAL COMMUNITIES UNDER DEVELOPMENT OR IN LEASE-UP

                               Total         Wholly-Owned    Co-investment
                             Communities     Communities     Communities
                           ---------------  --------------  --------------
Market                     Number    Units  Number   Units  Number   Units
------                     ------    -----  ------   -----  ------   -----

Dallas, Texas . . . . . .       1      360       1     360      --    --
Austin, Texas . . . . . .       2      680       1     460       1     220
Chicago, Illinois . . . .       2      814      --     --        2     814
                              ---    -----     ---   -----     ---   -----
    Total . . . . . . . .       5    1,854       2     820       3   1,034
                              ===    =====     ===  ======     ===   =====


      STABILIZED RENTAL COMMUNITIES HISTORICAL ACTIVITIES

      The following table shows AMLI's history of acquiring and developing apartment communities:

                                  STABILIZED COMMUNITIES AT DECEMBER 31,
                                ------------------------------------------
                                 2000     2001     2002     2003     2004
                                ------   ------   ------   ------   ------
Wholly-owned:
 Units at beginning of year .   12,515   12,191   12,247   11,722   14,980
 Units acquired . . . . . . .    1,074    1,134      383    3,584    3,128
 Units sold/contributed
  to co-investments . . . . .   (1,598)  (1,078)    (908)    (326)  (2,440)
 Units developed (1). . . . .      200    --       --       --         322
                                ------   ------   ------   ------   ------
  Total wholly-owned
   units at end of year . . .   12,191   12,247   11,722   14,980   15,990
                                ------   ------   ------   ------   ------
Co-investments:
 Units at beginning
  of year . . . . . . . . . .    8,936   13,956   15,011   15,811   12,427
 Units acquired/
  contributed to
  co-investments. . . . . . .    3,034      483      938    --       --
 Units sold . . . . . . . . .     (652)    (488)    (754)  (4,382)  (1,284)
 Units developed (1). . . . .    2,638    1,060      616      998      461
                                ------   ------   ------   ------   ------
  Total co-investment
   units at end of year . . .   13,956   15,011   15,811   12,427   11,604
                                ------   ------   ------   ------   ------
  Total stabilized units. . .   26,147   27,258   27,533   27,407   27,594
                                ======   ======   ======   ======   ======

      (1) Units are included on this line when community reaches stabilization.

DEVELOPMENT ACTIVITIES

      The following table summarizes AMLI's development activities from its initial offering through December 31, 2004 (dollars in thousands):

                                 No. of
                              Communities
                               Developed       No. of       Projected
                                or Under      Apartment    Development
                              Development      Homes        Cost (1)
                             -------------    ---------   ------------

Wholly-owned (2). . . . . . .       13           3,218     $  208,500

Co-investment
  partnerships (3). . . . . .       28          10,109        857,800
                                   ---          ------     ----------
Total development
  activities. . . . . . . . .       41          13,327     $1,066,300
                                   ===          ======     ==========
--------------------

     (1) The $15.6 million balance of AMLI's capital commitment at December 31, 2004 primarily relates to a single wholly-owned community under development and is expected to be funded during 2005.

     (2) One community containing 460 apartment homes, which was developed by the Service Companies to be sold, has been transferred to the Operating Partnership as an operating community.

     (3) During 2004 and 2003, AMLI acquired interests it did not already own in five communities containing 1,412 apartment homes which were developed in co-investment partnerships.


ACQUISITION ACTIVITIES

      The following table summarizes AMLI's acquisition activities from the initial offering through December 31, 2004 (dollars in thousands):

                                No. of        No. of         Total
                              Communities    Apartment    Acquisition
                               Acquired       Homes          Costs
                              ------------   ----------   -----------

Wholly-owned. . . . . . . . .       44          13,287     $1,049,500

Co-investment
  partnerships (1). . . . . .       20           7,955        627,800
                                   ---          ------     ----------

Total acquisition
  activities (2). . . . . . .       64          21,242     $1,677,300
                                   ===          ======     ==========
-----------------

     (1) AMLI's ownership interests in these co-investment partnerships ranges from 15% to 75%.

     (2) During 2004 and 2003, a total of six communities containing 2,700 apartment homes, which were acquired in co-investment partnerships, became wholly-owned upon AMLI's acquisition of its partners' interests in the communities.


CO-INVESTMENT ACTIVITIES

      Since its initial offering, and through December 31, 2004, AMLI has formed 54 co-investment partnerships with 17 investors, 14 of which are institutional investors.  The following table summarizes AMLI's co-investment activities since the initial offering (dollars in thousands):


                      No. of    No. of      No. of            No. of
                      Apart-    Commun-     Apart-   No. of   Apart-
            No. of    ment      ities       ment     Trans-   ment                         Co-Inves-
         Communities  Homes    Developed    Homes    actions  Homes     Total               tor's     AMLI's
           Acquired  Acquired     (1)     Developed    (2)     (2)     Cost (3)    Debt     Equity    Equity
         ----------- --------  ---------  ---------  -------  ------  ----------  -------  --------- -------

 1994 . .       3       1,026       1           502     4      1,528  $   71,200   44,700    18,900    7,600
 1995 . .       3         794       1           446     4      1,240      79,700   49,800    22,300    7,600
 1996 . .       2       1,080       3           878     5      1,958     146,800   63,400    58,200   25,200
 1997 . .       3       1,506       1           800     4      2,306     154,300   91,500    47,700   15,100
 1998 . .       1         260       8         2,576     9      2,836     203,200   28,900   127,000   47,300
 1999 . .       4       1,426       6         2,178    10      3,604     270,000   79,100   144,200   46,700
 2000 . .       7       3,034       4         1,385    11      4,419     367,200  168,900   131,000   67,300
 2001 . .       1         483       2           830     3      1,313     160,400   86,400    48,600   25,400
 2002 . .       2         938       1           220     3      1,158     149,700  112,000    25,700   12,000
 2003 . .       -        --         1           294     1        294      61,400   37,000    18,300    6,100
 2004 . .       -        --         -          --       -       --         --       --        --       --
               --      ------      --        ------    --     ------  ----------  -------   -------  -------
               26      10,547      28        10,109    54     20,656  $1,663,900  761,700   641,900  260,300
               ==      ======      ==        ======    ==     ======  ==========  =======   =======  =======

--------------------


  (1) Represents the number of communities for which development was commenced during the applicable year.

  (2) These totals were not adjusted for communities that became wholly-owned during 2004 and 2003 as a result of AMLI's acquisition of its partners' entire interests in eleven communities.

  (3) Represents total cost, including projected costs to complete, for which development was commenced during the applicable year.


CO-INVESTMENT COMPENSATION

      The following table summarizes the compensation that AMLI and the Service Companies have received from AMLI's co-investment activities from the initial offering through December 31, 2004 (dollars in thousands):

                            1994-
                            2000    2001    2002    2003   2004    Total
                           ------- ------  ------  ------ ------  -------
Transaction fees:
  Acquisition fees (1). .  $ 1,720    118     401   --     --       2,239
  Development fees (1). .    9,598  1,701   2,355   1,330  1,170   16,154
  Construction fees (1) .   10,910  1,974   1,322     320    329   14,855
  Disposition fees. . . .    1,318    234     642     567  --       2,761
  Debt/Equity
    placement fees (1). .      591    113    --     --     --         704
                           ------- ------  ------  ------ ------  -------
                            24,137  4,140   4,720   2,217  1,499   36,713
                           ------- ------  ------  ------ ------  -------
Recurring fees and
 other interests:(2)
  Asset management
    fees. . . . . . . . .    5,578  1,056     916     804    654    9,008
  Property manage-
    ment fees . . . . . .   14,024  6,601   6,511   6,460  5,275   38,871
  Cash flow
    preferences . . . . .    1,725  2,107   2,314   1,767  1,809    9,722
                           ------- ------  ------  ------ ------  -------
                            21,327  9,764   9,741   9,031  7,738   57,601
                           ------- ------  ------  ------ ------  -------
Value added:
  Promoted interest
    from cash flow. . . .      276    173     726     549    829    2,553
  Promoted interest
    from sale . . . . . .    1,735  1,796    --       375  --       3,906
                           ------- ------  ------  ------ ------  -------
                             2,011  1,969     726     924    829    6,459
                           ------- ------  ------  ------ ------  -------
       Total. . . . . . .  $47,475 15,873  15,187  12,172 10,066  100,773
                           ======= ======  ======  ====== ======  =======
--------------------

(1) These transaction fees are shown net of intercompany eliminations to the extent of AMLI's percentage interest in its co-investment partnerships. The amounts shown represent the portion of the fees earned in the applicable year.

(2) Recurring fees are shown before intercompany eliminations because such fees are expensed by the co-investment partnerships, which reduce AMLI's share of income from the partnerships. AMLI has an average ownership interest of approximately 32% (based on cost) in the 33 co-investment partnerships at December 31, 2004. The amounts shown represent the portion of the fees earned in the applicable year.

FINANCING ACTIVITIES

      The following tables summarize AMLI's and co-investment partnerships' financing activities in 2004 (dollars in thousands):

                                                           New Debt
                                                   ----------------------
Community                               Loan                     AMLI's
(ownership percentage)                  Date       at 100%       Share
----------------------                 ------     --------       --------
Secured mortgage financing:
AMLI:
 at Milton Park (25%) (1) . . . .      Apr-04     $ 22,000          5,500
 on Eldridge Parkway (100%) . . .      May-04       32,709         32,709
 at Riverbend (100%). . . . . . .      Jul-04       45,000         45,000
                                                  --------       --------
                                                    99,709         83,209

Unsecured term loan (100%). . . .      Dec-04      110,000        110,000
                                                  --------       --------
    Total . . . . . . . . . . . .                 $209,709        193,209
                                                  ========       ========


                                                          Repayments
                                                   ----------------------
                                                                 AMLI's
                                                   at 100%       Share
                                                  --------       --------
Secured mortgage financing:
AMLI:
 on Timberglen (100%) (2) . . . .      Feb-04     $  6,147          6,147
 at Nantucket (100%) (2). . . . .      Feb-04        7,023          7,023
                                                  --------       --------
    Total secured mortgage
      financing . . . . . . . . .                   13,170         13,170

Unsecured AMLI at Spring Creek
  bonds (100%) (3). . . . . . . .      Apr-04       40,750         40,750
                                                  --------       --------
    Total . . . . . . . . . . . .                 $ 53,920         53,920
                                                  ========       ========

  (1) AMLI received its share of the financing proceeds as a return of capital

  (2) These communities were sold subsequent to mortgage repayments in 2004.

  (3) This community was sold in 2004 and the purchaser assumed the indebtedness.


      In addition, AMLI refinanced its first mortgage on AMLI at Park Creek lowering the interest rate to 5.65% from 7.87% and increasing the balance to the original loan amount of $10.3 million. In February 2005 AMLI substituted AMLI at Westcliff as one of the collaterals for its $140.0 million GMAC Commercial Mortgage Corporation pool loan upon sale of AMLI at Bent Tree.

DISPOSITION ACTIVITIES

      The following table summarizes AMLI's disposition activities to third parties from the initial offering through December 31, 2004 (dollars in thousands):
                                No. of         No. of            Total
                              Communities      Apartment         Sale
                                 Sold           Homes            Price
                              -----------      ---------     -------------
Wholly-owned. . . . . . . . .       21            7,796          $479,100
Co-investment partnerships. .       12            4,161           304,800
                                    --           ------          --------
Total disposition
  activities. . . . . . . . .       33           11,957          $783,900
                                    ==           ======          ========

      STABILIZED WHOLLY-OWNED COMMUNITIES

      The table below summarizes certain information related to the stabilized wholly-owned communities.

                                                                                           2004
                                                                                          Average
                                                                                          Monthly
                                                                                         Collected      Physical
                                                                         Average         Revenues       Occupancy
                                                       Number of        Apartment          Per          at Decem-
Wholly-Owned                              Year         Apartment          Size           Occupied        ber 31,
Communities             Location        Completed       Homes         (Square Feet)      Apartment        2004
------------            --------        ---------      ---------      -------------      ---------     ----------


Dallas/Ft. Worth, TX
AMLI:
 at Bent Tree (1)       Dallas           1996/00             500                963         $  852          89.6%
 at Bishop's Gate       Plano             1997               266              1,098          1,028          91.0%
 at Chase Oaks (2)      Plano             1986               250                775            687          91.4%
 on the Fairways        Coppell           2002               322                900            881          93.8%
 on the Green           Ft. Worth        1990/93             424                846            729          90.1%
 Knox-Henderson         Dallas            1994               180                875          1,061          96.7%
 of North Dallas        Dallas           1985/86           1,032                879            694          91.3%
 at Oak Bend            Dallas            1997               426                898            780          93.2%
 7th Street
   Station              Ft. Worth         2000               189              1,060          1,015          93.1%
 at Shadow Ridge        Flower Mound      2000               222                983            996          91.4%
 at Stonebridge
   Ranch                McKinney          2001               250                857            773          94.0%
 Upper West Side        Ft. Worth         2001               194                907            985          95.9%
 at Valley Ranch        Irving            1985               460                848            780          92.8%
                                                          ------             ------         ------          -----
                                                           4,715                904            819          92.1%
                                                          ------             ------         ------          -----
Atlanta, GA
AMLI:
 at Clairmont           Atlanta           1988               288                796            807          94.8%
 at Killian Creek       Snellville        1999               256              1,027            825          95.3%
 at Park Creek          Gainesville       1998               200                976            806          97.5%
 at Vinings             Smyrna            1985               360              1,040            815          95.3%
 at West Paces          Atlanta           1992               337              1,050            897          79.8%
                                                          ------             ------         ------          -----
                                                           1,441                982            833          91.9%
                                                          ------             ------         ------          -----






                                                                                           2004
                                                                                          Average
                                                                                          Monthly
                                                                                         Collected      Physical
                                                                         Average         Revenues       Occupancy
                                                       Number of        Apartment          Per          at Decem-
Wholly-Owned                              Year         Apartment          Size           Occupied        ber 31,
Communities             Location        Completed       Homes         (Square Feet)      Apartment        2004
------------            --------        ---------      ---------      -------------      ---------     ----------

Chicago, IL
AMLI:
 at Canterfield         West Dundee       2001               352              1,224          1,274          91.2%
 at Danada Farms        Wheaton          1989/91             600                869          1,029          93.7%
 at Kirkland
  Crossing              Aurora            2004               266              1,143          1,158          89.5%
 at Oakhurst North      Aurora            2000               464              1,013          1,039          90.7%
 at Poplar Creek        Schaumburg        1985               196                906          1,068          94.9%
 at River Run           Naperville        2003               206              1,316          1,241          77.2%
                                                           -----             ------         ------         ------
                                                           2,084              1,044          1,114          90.5%
                                                           -----             ------         ------         ------

Austin, TX
AMLI:
 in Great Hills (1)     Austin            1985               344                750            657          94.5%
 at Lantana Ridge       Austin            1997               354                881            830          94.1%
 at StoneHollow         Austin            1997               606                866            755          90.8%
                                                          ------             ------         ------          -----
                                                           1,304                839            750          92.6%
                                                          ------             ------         ------          -----

Kansas City, KS
AMLI:
 Creekside              Overland Park     2000               224                813            802          94.2%
 at Lexington Farms     Overland Park     1998               404                972            785          90.1%
 at Regents Center      Overland Park  1991/95/97            424                940            761          88.4%
 at Regents Crest       Overland Park    1997/00             476                948            785          90.8%
 at Wynnewood Farms     Overland Park     2000               232              1,017            897          92.2%
                                                          ------             ------         ------          -----
                                                           1,760                944            796          90.7%
                                                          ------             ------         ------          -----





                                                                                           2004
                                                                                          Average
                                                                                          Monthly
                                                                                         Collected      Physical
                                                                         Average         Revenues       Occupancy
                                                       Number of        Apartment          Per          at Decem-
Wholly-Owned                              Year         Apartment          Size           Occupied        ber 31,
Communities             Location        Completed       Homes         (Square Feet)      Apartment        2004
------------            --------        ---------      ---------      -------------      ---------     ----------

Indianapolis, IN
AMLI:
 Carmel Center          Carmel            2004               322              1,074            929          87.0%
 at Castle Creek        Indianapolis      2000               276                978            900          91.3%
 at Conner Farms        Fishers           1993               300              1,091            846          91.0%
 at Eagle Creek         Indianapolis      1998               240                973            850          93.3%
 at Lake Clear-
   water                Indianapolis      1999               216              1,009            947          94.9%
 at Riverbend           Indianapolis     1983/85             996                824            683          93.1%
 on Spring Mill         Carmel            1999               400              1,017            850          91.8%
                                                          ------             ------         ------          -----
                                                           2,750                953            811          91.9%
                                                          ------             ------         ------          -----

Houston, TX
AMLI:
 on Eldridge
   Parkway              Houston          1998/99             668                884            817          90.1%
 at the Medical
   Center               Houston           2000               334                962            983          90.7%
                                                          ------             ------         ------          -----
                                                           1,002                910            872          90.3%
                                                          ------             ------         ------          -----

Denver, CO
AMLI:
 at Gateway Park        Denver            2000               328                899            858          90.2%
 at Westcliff           Westminster       2003               372              1,001            929          78.5%
                                                          ------             ------         ------          -----
                                                             700                953            896          84.0%
                                                          ------             ------         ------          -----

Southeast Florida,
FL
AMLI:
 at Ibis                West Palm Beach   2001               234              1,201          1,090          91.0%
                                                          ------             ------         ------          -----
  Total                                                   15,990                944         $  860          91.3%
                                                          ======             ======         ======          =====

  (1)  These communities were sold in January and February 2005.




      STABILIZED CO-INVESTMENT COMMUNITIES

      The table below summarizes certain information related to the stabilized co-investment communities.

                                                                                             2004
                                                                                            Average
                                                                                            Monthly
                                                                                           Collected    Physical
                                                                               Average      Revenues    Occupancy
                      AMLI's                                    Number of     Apartment      Per        at Decem-
Co-investment         Ownership                       Year      Apartment       Size       Occupied      ber 31,
Communities           Percentage    Location        Completed    Homes      (Square Feet)  Apartment      2004
-------------         ----------    --------        ---------   ---------   -------------  ---------   ----------

Dallas/Ft. Worth, TX
AMLI:
 at Breckinridge
   Point                45%         Richardson        1999            440           1,063     $  912        94.8%
 at Bryan Place         48%         Dallas            1999            420             890        935        93.3%
 at Deerfield           25%         Plano             2000            240             996        900        91.3%
 on Frankford           45%         Dallas            1998            582             889        885        92.3%
 on the Parkway         25%         Dallas            1999            240             939        844        93.8%
 at Prestonwood
   Hills                45%         Dallas            1997            272             903        881        90.1%
                                                                   ------          ------     ------        -----
                                                                    2,194             943        897        92.8%
                                                                   ------          ------     ------        -----

Atlanta, GA
AMLI:
 at Barrett Lakes       35%         Kennesaw          1997            446           1,037        900        95.1%
 at Barrett Walk        25%         Kennesaw          2002            290             938        867        93.1%
 at Kedron Village      20%         Fayette County    2002            216           1,177      1,044        88.0%
 at Lost Mountain       75%         Paulding County   2000            164             958        776        92.1%
 at Mill Creek          25%         Gwinnett County   2001            400           1,015        818        94.8%
 at Milton Park         25%         Alpharetta        2003            461             966        935        94.6%
 at Northwinds          35%         Alpharetta        1999            800           1,023        975        94.6%
 at Peachtree City      20%         Fayette County    1998            312             980        847        91.7%
 at River Park          40%         Norcross          1997            222           1,021        871        96.9%
 at Windward Park       45%         Alpharetta        1999            328           1,082        908        91.7%
                                                                   ------          ------     ------        -----
                                                                    3,639           1,017        907        93.7%
                                                                   ------          ------     ------        -----




                                                                                             2004
                                                                                            Average
                                                                                            Monthly
                                                                                           Collected    Physical
                                                                               Average      Revenues    Occupancy
                      AMLI's                                    Number of     Apartment      Per        at Decem-
Co-investment         Ownership                       Year      Apartment       Size       Occupied      ber 31,
Communities           Percentage    Location        Completed    Homes      (Square Feet)  Apartment      2004
-------------         ----------    --------        ---------   ---------   -------------  ---------   ----------
Chicago, IL
AMLI:
 at Chevy Chase         33%         Buffalo Grove     1988            592             812      1,059        94.0%
 at Fox Valley          25%         Aurora            1998            272             990      1,029        95.6%
 at Osprey Lake         69%         Gurnee           1997/99          483             938      1,038        93.2%
 at St. Charles         25%         St. Charles       2000            400             990      1,131        94.0%
 at Windbrooke          15%         Buffalo Grove     1987            236             903      1,103        95.6%
                                                                   ------          ------     ------        -----
                                                                    1,983             914      1,069        94.2%
                                                                   ------          ------     ------        -----
Austin, TX
AMLI:
 at Monterey Oaks       25%         Austin            2000            430             960        853        94.7%
 at Scofield Ridge      45%         Austin            2000            487             889        780        94.3%
                                                                   ------          ------     ------        -----
                                                                      917             922        814        94.4%
                                                                   ------          ------     ------        -----
Kansas City, KS
AMLI:
 at Cambridge
   Square               30%         Overland Park     2002            408             941        883        90.7%
 at Summit Ridge        25%         Lee's Summit      2001            432             952        842        90.7%
                                                                   ------          ------     ------        -----
                                                                      840             947        862        90.7%
                                                                   ------          ------     ------        -----
Houston, TX
AMLI:
 at King's Harbor       25%         Houston           2001            300             953        873        91.3%
 Midtown                45%         Houston           1998            419             880      1,065        97.1%
 Towne Square           45%         Houston           1999            380             827      1,020        95.0%
                                                                   ------          ------     ------        -----
                                                                    1,099             882        997        94.8%
                                                                   ------          ------     ------        -----
Denver, CO
AMLI:
 at Lowry Estates       50%         Denver            2000            414             947        997        90.3%
 at Park Meadows        25%         Littleton         2001            518           1,029        960        92.3%
                                                                   ------          ------     ------        -----
                                                                      932             993        977        91.4%
                                                                   ------          ------     ------        -----
  Total                                                            11,604             958     $  936        93.4%
                                                                   ======          ======     ======        =====




     Summarized information for combined wholly-owned and co-investment communities is as follows:

                                                                                             2004
                                                                                            Average
                                                                                            Monthly
                                                                                           Collected    Physical
                                                                                           Revenues     Occupancy
                                                                Number of                    Per        at Decem-
                                                                Apartment     Percent of   Occupied      ber 31,
                                                                 Homes      Portfolio (1)  Apartment      2004
                                                                ---------   -------------  ---------   ----------
Combined Wholly-owned
and Co-investment
Communities
---------------------

Dallas/
  Ft. Worth, TX                                                     6,909           25.0%     $  839        92.3%

Atlanta, GA                                                         5,080           18.4%        886        93.4%
Chicago, IL                                                         4,067           14.7%      1,092        91.9%
Austin, TX                                                          2,221            8.1%        776        93.4%
Kansas City, KS                                                     2,600            9.4%        817        90.7%
Indianapolis, IN                                                    2,750           10.0%        811        91.9%
Houston, TX                                                         2,101            7.6%        938        92.7%
Denver, CO                                                          1,632            5.9%        942        88.2%
Southeast Florida, FL                                                 234            0.9%      1,090        95.3%
                                                                   ------          ------     ------       ------
Total                                                              27,594          100.0%     $  891        92.2%
                                                                   ======          ======     ======       ======




  (1)  Based on the number of apartment homes.



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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of AMLI's shareholders during the fourth quarter of the year ended December 31, 2004.


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

                                                          2004                             2003
                                             -----------------------------    -----------------------------
                                                                 Dividends                        Dividends
                                              High       Low     Per Share      High       Low    Per Share
                                             ------     ------   ---------     ------     -----   ---------

  First Quarter . . . . . . . . . . . .      $29.00     $25.50      $0.48      $21.84    $19.82      $0.48
  Second Quarter. . . . . . . . . . . .       30.05      24.90       0.48       23.82     20.98       0.48
  Third Quarter . . . . . . . . . . . .       31.65      27.80       0.48       26.42     23.33       0.48
  Fourth Quarter. . . . . . . . . . . .       33.11      30.39       0.48       27.28     25.85       0.48




      The number of beneficial holders of common shares at March 1, 2005 was approximately 8,500.  The information concerning beneficial owners is based on information provided by brokers and depositories who hold shares in their names on behalf of others.




      Dividends are declared and paid quarterly in the same month. On March 1, 2005, the last reported sale price of the common shares on the NYSE was $27.85 per share. On the same date, AMLI had 25,615,956 common shares outstanding held by 321 shareholders of record.

      AMLI's current dividend payment level equals an annual rate of $1.92 per common share. In 2003, AMLI distributed more than 100% of its taxable income. In 2004, AMLI distributed more than 100% of its taxable income and such distributions included a not currently taxable return of capital equal to approximately 12% of total distributions to the common shareholders. Accordingly, no provision has been made for Federal income taxes for AMLI in 2004 and 2003.

      Future distributions by AMLI will be at the discretion of the board of trustees and will depend on the actual cash available for distribution; funds from operations of AMLI; its financial condition; capital requirements; the annual distribution requirements under the REIT provisions of the Internal Revenue Code; and such other factors as the board of trustees deems relevant. The annual distribution for 2004 necessary for AMLI to maintain its status as a REIT and avoid paying corporate level taxes was approximately $0.95 per share.


RECENT PUBLIC OFFERING OF 3,450,000 SHARES OF BENEFICIAL INTEREST

      On March 19, 2004 AMLI closed on an equity offering of 3,450,000 common shares of beneficial interest issued to the public at $27.80 per share. Net proceeds from the sale, after deducting offering expenses, were approximately $94.5 million and were used to pay down the outstanding balance under AMLI's revolving line of credit and for general corporate purposes.

ITEM 6.  SELECTED FINANCIAL DATA

      The following table shows selected financial data relating to the historical financial condition and results of operations of AMLI.  Such selected financial data is qualified in its entirety by, and should be read in conjunction with, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations"
and the "Consolidated Financial Statements" and notes thereto included in this report.

                                                               HISTORICAL
                                      (Dollars in thousands, except share data and apartment homes)
                                    ----------------------------------------------------------------
                                         2004         2003         2002         2001         2000
                                      ----------   ----------   ----------   ----------   ----------
OPERATING DATA:
Total revenues (1). . . . . . . . . .   $174,808      161,579       83,155       82,588       91,652
Total expenses (1). . . . . . . . . .    148,073      135,166       53,553       53,352       49,195
Interest and amortization of
  deferred costs. . . . . . . . . . .    (30,353)     (23,340)     (22,757)     (23,228)     (21,471)
Other income (expenses), net. . . . .      6,340       11,961        9,773       20,385       14,976
Gains from sales of rental
  communities, net of
  minority interest (2) . . . . . . .     48,849        5,113       15,664       13,693       43,380
Gain on extinguishment of debt,
  net of minority interest (2). . . .      4,423        --           --           --           --
Income from continuing
  operations, net of minority
  interest. . . . . . . . . . . . . .      3,016       14,195       15,150       20,777       24,139

Income from discontinued
  operations, net of minority
  interest. . . . . . . . . . . . . .     59,409       11,909       25,205       11,277        9,014

Net income. . . . . . . . . . . . . .     62,425       26,104       40,355       45,746       76,533
Net income attributable to
  common shares . . . . . . . . . . .     50,883       17,959       31,062       36,594       67,345
Income (loss) per common share
 - basic: (3)
  From continuing operations. . . . .      (0.19)        0.35         0.41         1.42         3.35
  From discontinued operations. . . .       2.27         0.64         1.34         0.64         0.52
                                      ----------   ----------   ----------   ----------   ----------
Net income. . . . . . . . . . . . . .       2.08         0.99         1.75         2.06         3.87
                                      ----------   ----------   ----------   ----------   ----------
Income (loss) per common share
 - diluted: (3)
  From continuing operations. . . . .      (0.19)        0.34         0.40         1.41         3.33
  From discontinued operations. . . .       2.27         0.64         1.33         0.62         0.51
                                      ----------   ----------   ----------   ----------   ----------
Net income. . . . . . . . . . . . . .       2.08         0.98         1.73         2.03         3.84
                                      ----------   ----------   ----------   ----------   ----------




                                                               HISTORICAL
                                      (Dollars in thousands, except share data and apartment homes)
                                    ----------------------------------------------------------------
                                         2004         2003         2002         2001         2000
                                      ----------   ----------   ----------   ----------   ----------
BALANCE SHEET DATA:
Residential real estate, before
 accumulated depreciation . . . . . .  1,314,048    1,081,367      789,877      802,414      748,345
Investments in partnerships . . . . .    124,354      147,291      197,517      184,270      166,569
Total assets. . . . . . . . . . . . .  1,323,423    1,163,334      920,854      919,002      865,991
Total debt. . . . . . . . . . . . . .    653,901      610,513      421,554      399,309      385,981
Mandatorily redeemable
  convertible preferred shares. . . .     96,933       93,247       93,247       93,287       75,546
Minority interest . . . . . . . . . .     31,939       31,203       65,728       68,186       59,537
Shareholders' equity. . . . . . . . .    491,524      384,013      302,128      330,277      324,394
OP Units owned by AMLI. . . . . . . . 29,450,564   25,419,568   20,720,250   22,115,368   21,324,504
Total OP Units. . . . . . . . . . . . 31,090,045   27,162,964   24,339,053   25,779,764   24,558,242

OTHER DATA:
Funds from operations (4) . . . . . .     60,646       54,215       60,098       63,142       67,859
Net cash flows from operating
  activities. . . . . . . . . . . . .     68,491       62,313       57,564       43,379       46,844
Net cash flows from (for)
  investing activities. . . . . . . .   (195,362)    (191,782)      11,224      (28,784)     (15,023)
Net cash flows from (for)
  financing activities. . . . . . . .    126,052      129,368      (68,642)     (17,809)     (29,033)
Cash dividends paid per common
  share . . . . . . . . . . . . . . .       1.92         1.92         1.92         1.89         1.86
Apartment homes (5) . . . . . . . . .     16,810       15,302       12,044       12,569       12,191

UNCONSOLIDATED CO-INVESTMENT
 PARTNERSHIPS:
Total rental revenues . . . . . . . .    132,623      162,018      166,849      165,621      127,153
Community net operating income. . . .     78,226       95,839      100,209      102,113       78,209
AMLI's share of income from
  partnerships excluding share
  of gains on sales of
  communities (6) . . . . . . . . . .      3,435        5,831        7,604        9,361        6,787
AMLI's share of gains on sales
  of communities. . . . . . . . . . .      2,360        7,125        1,283        9,603        6,800
Residential real estate, before
  accumulated depreciation. . . . . .  1,124,390    1,156,800    1,402,502    1,243,786    1,173,863
Total assets. . . . . . . . . . . . .  1,021,610    1,073,252    1,318,729    1,184,528    1,112,991
Total debt. . . . . . . . . . . . . .    616,522      565,873      589,284      489,912      471,753

Apartment homes (5) . . . . . . . . .     12,638       13,922       18,030       17,626       16,801





      (1)   The Service Companies were unconsolidated subsidiaries prior to December 31, 2002.

      (2)   The amounts in 2004, 2003 and 2002 were reported as discontinued operations.

      (3)   Periods prior to 2004 have been restated in accordance with EITF 03-06.

      (4)   AMLI believes that funds from operations ("FFO") is useful as a measure of the operating performance of an equity REIT.  FFO is defined as net income (computed in accordance with GAAP), excluding gains
            (losses) from sales of operating properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships, joint ventures and other affiliates.  Adjustments for unconsolidated partnerships, joint ventures and other affiliates are calculated to reflect FFO on the same basis. FFO does not represent cash flows from operations, as defined by GAAP; is not indicative that cash flows are adequate to fund all cash needs; and is not to be considered an alternative to net income or any other GAAP measure as a measurement of the results of AMLI's operations or AMLI's cash flows or liquidity as defined by GAAP.  FFO is a non-GAAP measure of performance.  See reconciliation of net income, the most directly comparable GAAP measure of performance, to FFO in Item 7, "Funds from
            Operations."

      (5)   Includes communities under development at the end of year.

      (6)   Net operating income is a non-GAAP measure of performance.  See reconciliation of community net operating income to share of income from partnerships, the most directly comparable GAAP measure of performance, in Item 7, "Co-investment Communities."




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Consolidated Financial Statements of AMLI Residential Properties Trust (the "Company" or "AMLI") as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002, and related notes. The terms "we", "us" or "our" when used in this discussion and analysis mean the Company or AMLI. Dollars are in thousands, except share data, rental rates and expenditures per unit.


OVERVIEW

      As of December 31, 2004, AMLI owned an approximate 95% general partnership interest in AMLI Residential Properties, L.P. (the "Operating Partnership" or "OP"), which holds the operating assets of AMLI. The approximate 5% not owned by AMLI is owned by the limited partners that hold Operating Partnership units ("OP Units") which are convertible into common shares of AMLI on a one-for-one basis, subject to certain limitations. At December 31, 2004, AMLI owned 29,450,564 OP Units (including 3,925,000 Preferred OP Units) and the limited partners owned 1,639,481 OP Units.
AMLI has qualified, and anticipates continuing to qualify, as a real estate investment trust ("REIT") for Federal income tax purposes.

      AMLI Management Company ("AMC") and AMLI Institutional Advisors, Inc. ("AIA") are each a service company subsidiary (collectively the "Service Companies"), which provide property management and institutional advisory services for AMLI and its co-investment partnerships. The Service Companies elected taxable REIT subsidiary ("TRS") status for Internal Revenue Service ("IRS") reporting purposes. AMLI Residential Construction, LLC ("Amrescon"), which provides general construction services, is a wholly-owned subsidiary of AMC and has also elected to be a TRS.

      AMLI is one of the largest owners and operators of multifamily apartment communities in the United States having a focus on the upscale segment of the market with investments and operations in nine major markets in four regions in the United States. Over time, AMLI expects to selectively increase the number of markets in which it operates, thereby continuing its plan of long-term diversification that it has had since its initial offering. Through investment in, and operation of, income-producing apartment communities, AMLI primarily seeks to maximize operating earnings by increasing the net operating income ("NOI") from its portfolio of operating communities (internal growth), and by adding additional NOI by expanding the portfolio through its acquisition and development activities (external growth). In addition, AMLI employs a third external growth strategy, co-investment, whereby AMLI earns fee income and other compensation from forming partnerships with primarily institutional partners for the purpose of acquiring and developing multifamily communities.

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

      3.    Construction fees earned by Amrescon.

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

      The amount of rental and other community-related income that AMLI earns is primarily a function of the relative demand for apartments compared to the available supply in the market at a point in time. A primary driver of demand in the apartment business is job growth. Net job losses as a result of the weak economic environment in the United States have caused a reduction in demand. Additionally, historically low interest rates have encouraged "for sale" construction, and purchases of single-family homes, townhomes and condominiums, which have been at all time highs the last few years. There is a natural spread between the cost of home ownership and the cost of apartment rental, and as interest rates fell faster than apartment rents, many in the U.S. were encouraged to move out of apartments. Nevertheless, investment demand for apartments has been very high, causing many merchant builders to continue to develop new communities. During 2004 most of AMLI's markets have experienced positive job growth, and future outlook demonstrates encouraging news on employment growth.

      Weaker demand coupled with greater supply has caused AMLI to drop rental rates across all of its markets during the last three years in order to increase or maintain occupancy. The net effective rents and occupancy levels of AMLI's communities are very competitive. During 2004, AMLI experienced an increase in occupancy, but was generally limited in its ability to raise rents. AMLI is cautiously projecting a modest increase in total rental revenue from its same store communities in 2005 compared to 2004, but continues to be exposed to decreasing rents if additional supply outpaces demand.

      AMLI has continued to invest in its communities and the physical condition of AMLI's portfolio, as a whole, is excellent. Community rental expenses (e.g. including personnel costs, real estate taxes, utilities, insurance and repairs and maintenance) have annually increased, even as revenues have decreased. Notwithstanding a slight increase in AMLI's communities' operating expense ratio during 2004, AMLI's communities operated at a gross profit margin of 55.4%.

      Weaker economic conditions have also negatively impacted the amount of property management fees earned by AMC, as such fees are based on a percentage of each community's gross revenue. AMLI has also slowed its development and construction activities over the last two years, resulting in a lesser amount of development fees earned by the Operating Partnership and a lesser amount of construction gross profit earned by Amrescon. AMLI only earns development fees when it provides such services to a co-investment partnership, whereas Amrescon earns construction management fees in its performance as the general contractor whether the community is developed wholly-owned or in co-investment.

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

      Notwithstanding, AMLI has an excellent development track record and does not currently expect any significant costs to be incurred in excess of its current budgets, nor does it expect any significant delays in the delivery of completed units. Two of the three communities being developed in which the Operating Partnership owns an interest, and one community being developed by AMLI as a wholly-owned community are currently expected to be completed during 2005. The two co-investment communities commenced rental operations in late 2004 and stabilized occupancy is anticipated to occur in 2005 and 2006. Three additional communities, one wholly-owned, one co-investment and one developed by Amrescon for sale are in lease-up and reaching stabilization. AMLI's current estimate of its share of equity needed to complete the development and lease-up of all three communities is approximately $15,600, net of available construction financing and co-investment partner contributions, an amount which AMLI has available to it.

      In addition to development fees, AMLI has historically earned acquisition and other fees by acquiring communities in co-investment partnerships; however, there has been no co-investment acquisition activity during 2004 and 2003 and AMLI did not earn any acquisition fees.

      General and administrative expenses increased in 2004 as a result of increased professional fees incurred in connection with complying with the requirements imposed by the Sarbanes-Oxley Act, higher personnel costs incurred in connection with the closing of our Indianapolis office, and increased stock-based compensation expense. These increases were substantially offset by the reversal of the accrual for the Performance Incentive Plan for the five most senior executive officers and reduction of estimated year-end compensation. AMLI expects to incur an increase in general and administrative expenses relating to professional fees as it complies with various new legislation dealing with corporate governance.

      Although operating earnings have decreased each of the last three years, AMLI has maintained a consistent quarterly dividend resulting in an increased dividend payout ratio, a situation that AMLI closely monitors to make sure that it does not over-commit beyond its resources nor become too illiquid to satisfy short-term obligations. AMLI believes that its balance sheet is reasonably strong and there is no debt-related stress that is foreseeable. AMLI continues to seek to increase the size of its portfolio through development and acquisition opportunities, net of dispositions.

      During 2004 and 2003, AMLI acquired 3,128 and 3,584 wholly-owned apartment homes, respectively. During the same periods AMLI sold 4,320 apartment homes, of which 2,766 were wholly-owned, during the same period. These acquisition activities are consistent with our strategy of improving the quality of our portfolio of communities. AMLI has debt and equity capital available to it and may consider expanding its investment activities in 2005.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      ACCOUNTING FOR INVESTMENTS IN AND TRANSACTIONS WITH UNCONSOLIDATED PARTNERSHIPS

      AMLI acquires and develops multifamily communities in co-investment partnerships with primarily institutional partners, such as insurance companies, endowments, foundations, and public and corporate pension funds.

AMLI believes that co-investment creates an opportunity to leverage AMLI's acquisition, development and management expertise and generate higher returns on its invested equity capital.

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

      At December 31, 2004, the Operating Partnership was a general partner or a managing member in various partnerships or limited liability companies (referred to as "partnerships"). Through December 31, 2004, 54 partnerships have been formed and none was entered into by AMLI during the year ended December 31, 2004. AMLI's ownership interests in these unconsolidated partnerships has ranged from 10% to 75%. AMLI does not control any of its partnerships as AMLI shares decision making authority over all major decisions with each representative co-investment partner; therefore, AMLI's investments in these partnerships are appropriately accounted for using the equity method of accounting. Through December 31, 2004, 21 partnerships have been terminated as a result of asset dispositions and AMLI's acquisition in 2003 and January and November of 2004 of its partners' interests in eleven co-investment partnerships. AMLI has concluded that none of its remaining interests in 33 unconsolidated partnerships qualifies for consolidation under FIN 46R.

      Because AMLI has differentiated itself from other publicly-owned multifamily residential REITs in the manner and to the extent it conducts its business through partnerships with institutional investors, the following condensed combined financial information for AMLI's co-investment partnerships at December 31, 2004 and 2003, as shown below, is presented as supplementary information intended to provide a better understanding of AMLI's financial position.
                                                    As of December 31,
                                                ------------------------
                                                   2004          2003
                                                ----------    ----------
     Total assets . . . . . . . . . . . . . .   $1,021,610     1,073,252
                                                ==========    ==========
     Total debt . . . . . . . . . . . . . . .   $  616,522       565,873
                                                ==========    ==========
     Total equity . . . . . . . . . . . . . .   $  373,028       472,555
     AMLI's share of equity . . . . . . . . .      116,559       143,725
                                                ==========    ==========

                                                    As of December 31,
                                                ------------------------
                                                   2004          2003
                                                ----------    ----------
     AMLI's investment in partnerships. . . .   $  117,986       141,107
     Distributions in excess of
       investments in and earnings
       from partnerships. . . . . . . . . . .        6,368         6,184
                                                ----------    ----------
          Total . . . . . . . . . . . . . . .   $  124,354       147,291
                                                ==========    ==========


      At December 31, 2004 and 2003, details of the differences between AMLI's aggregate share of equity and its aggregate investment in partnerships as recorded on the books of these partnerships, net of accumulated amortization are as follows:

                                                    2004          2003
                                                  --------      --------
     AMLI's share of equity in
       partnerships . . . . . . . . . . . . .     $116,559       143,725
     Negative investment balances
       presented in other liabilities . . . .        6,368         6,184
     Capitalized interest . . . . . . . . . .        4,565         4,220
     Eliminated fees. . . . . . . . . . . . .       (5,311)       (5,503)
     Eliminated construction profits. . . . .       (1,434)       (1,866)
     Other comprehensive loss . . . . . . . .         (943)       (1,098)
     Other, net . . . . . . . . . . . . . . .        4,550         1,629
                                                  --------      --------
     Total investment in partnerships . . . .     $124,354       147,291
                                                  ========      ========

      AMLI capitalizes interest relating to its investments to the extent that qualified assets of each partnership (those under development) exceed debt of that partnership. Most of the $4,565 and $4,220 capitalized interest as of December 31, 2004 and 2003, respectively, relates to AMLI's capital contributions which funded its share of the development costs of communities owned by unleveraged partnerships. Capitalized interest is being amortized against earnings over 40 years.

      AMLI conducts business through its co-investment partnerships primarily to increase AMLI's return on invested capital as a result of fees and other compensation it earns and to expand AMLI's access to equity capital; otherwise, AMLI conducts business through its co-investment partnerships in the same way it conducts the business of its wholly-owned communities. AMLI is compensated in a variety of ways for the services it provides to these co-investment partnerships or to AMLI's partners. Many of the accounting policies that are deemed to be Critical Accounting Policies relate to accounting for this compensation. Under the terms of each partnership agreement, AMLI is entitled to receive its proportionate share of distributions from operations, sales or refinancings. In addition, the Operating Partnership and the Service Companies receive various fees for services provided to these partnerships including development fees, construction fees, acquisition fees, property management fees, asset management fees, financing fees, administrative fees, disposition fees and promoted interests (additional share of operating cash flows or liquidation proceeds in excess of its stated ownership percentages based, in part, on the partnerships generating cumulative returns to their partners in excess of specified rates).

      In general, fees are recognized upon completion of the earnings process, regardless of the timing of the receipt of cash. For instance, acquisition and disposition fees are recognized only upon completion of an acquisition or disposition of a community on behalf of a co-investment partnership, and asset management and property management fees are recognized as they are earned as services are provided. Development and construction fees are recognized using the percentage of completion method (e.g., 40% of total development fees are recognized when 40% of total costs are incurred). Use of the percentage of completion method requires that AMLI estimate total expected construction costs. Such estimates require judgment and can change as a result of project scope changes or other factors. Historically, AMLI's estimates have been reliable; contrasted with other types of commercial real estate, construction of low and mid-rise apartment communities is simpler, and historically, actual costs incurred have been less than total costs budgeted, and AMLI has not incurred any significant cost over-runs on any construction activities undertaken in the past ten years. Payment of a portion of development fees earned may, in some instances, be deferred until completion of development and lease-up. Absent indications of inability to complete development or lease-up, this payment deferral does not necessitate deferral of development fee income as recognized on the percentage of completion method.

      A portion of any fees earned from a co-investment partnership is eliminated to the extent of AMLI's ownership interest (that is, AMLI does not recognize as income). For instance, if AMLI earns a $400 acquisition fee, which is earned from a partnership in which it holds a 25% ownership interest, only $300 in fee income is recognized. Because the co-investment partnership has incurred $400 of cost and capitalized this fee as part of its acquisition cost, AMLI's share of equity on the books of this partnership will exceed its investment in this partnership by $100. The eliminated fees and the other differences are being taken into earnings over 40 years as the underlying communities are depreciated. Any remaining unamortized fees are taken into income upon a community's disposition. Disposition fee paid to AMLI upon closing of the sale of a co-investment community reduces AMLI's share of gain from the sale of such co-investment community.

      AMLI and the Service Companies have received fees and other compensation from AMLI's co-investment partnerships for the years ended December 31, 2004, 2003 and 2002, which are summarized as follows:

                                        2004       2003       2002
                                      --------   --------   --------
Transaction fees - gross:
  Acquisition fees. . . . . . . . . . $  --         --           609
  Development fees. . . . . . . . . .    1,578      1,783      3,082
  Construction fees . . . . . . . . .      449        427      1,723
  Disposition fees. . . . . . . . . .    --           567        642
                                      --------   --------   --------
                                         2,027      2,777      6,056
                                      --------   --------   --------
Transaction fees - elimination:
  Acquisition fees. . . . . . . . . .    --         --           208
  Development fees. . . . . . . . . .      408        453        727
  Construction fees . . . . . . . . .      120        107        401
                                      --------   --------   --------
                                           528        560      1,336
                                      --------   --------   --------
Transaction fees - net. . . . . . . . $  1,499      2,217      4,720
                                      ========   ========   ========
Recurring fees and other
 interests: (1)
  Asset management fees . . . . . . . $    654        804        916
  Property management fees. . . . . .    5,275      6,460      6,511
  Cash flow preferences . . . . . . .    1,809      1,767      2,314
                                      --------   --------   --------
                                      $  7,738      9,031      9,741
                                      ========   ========   ========

 (1) Recurring fees are shown before intercompany eliminations because such fees are expensed by the co-investment partnerships, which reduce AMLI's share of income from the partnerships.


      PROMOTED INTERESTS

      In most of the co-investment partnerships, AMLI is entitled to an increased share of any cash distributions after AMLI and its co-investment partner have received a stated return of, or on, their capital investment. AMLI receives the "promoted interests" for having managed successful investments for its partners. The promoted interest amounts are recognized in income when received in cash. Most of this additional distribution is recognized as income following the sale of the community and distribution of the proceeds, although receipt of cash and recognition of income can occur earlier and is typically included in income from partnerships.

      Following is the summary of promoted interest earned by AMLI from its co-investment partnerships for the years ended December 31, 2004, 2003 and 2002:
                                        2004       2003       2002
                                      --------   --------   --------
Promoted interest from cash flow. . . $    829        549        726
Promoted interest from sale . . . . .    --           375      --
                                      --------   --------   --------
                                      $    829        924        726
                                      ========   ========   ========


      ACCOUNTING FOR INVESTMENTS IN AND TRANSACTIONS WITH THE SERVICE
COMPANIES

      Each of the Service Companies is a TRS established to provide services for fees, primarily to AMLI and its co-investment partnerships. Through ownership of these subsidiaries, AMLI is able to participate in the costs and benefits of value-added activities, which would be impermissible for a REIT to undertake directly. AMC and AIA, which were previously accounted for using the equity method of accounting, have been consolidated subsidiaries since AMLI acquired voting control of both entities effective December 31, 2002. AMLI eliminates fee income generated by the Service Companies from its wholly-owned communities and to the extent of AMLI's interest in the respective co-investment partnerships.

      Capital needs of the Service Companies since AMLI's initial offering in 1994 have resulted primarily from (1) working capital requirements associated with construction activities undertaken on behalf of AMLI and its co-investment partnerships, (2) information technology costs, especially in 2001, to give AMC the scalable systems needed to accommodate future growth, and (3) costs of real estate acquired. AMLI eliminates the service charges to the Service Companies.

      AMC capitalizes costs of hardware and software acquired and installed, and also capitalizes internal costs associated with software development, and amortizes all such costs over five years. Some accounting judgment is required in the determination of the costs appropriate for capitalization and in the determination of the appropriateness of the period over which such costs are amortized. Total deferred information technology costs, net of accumulated amortization, were $7,294 and $8,500 at December 31, 2004 and 2003, respectively.

      In conjunction with AMLI's land acquisition activities, Amrescon has acquired land that is being held for sale. Amrescon also has invested in two joint ventures which built multifamily developments intended for sale at or near completion. In 2003 one joint venture completed the sale of the developed community and Amrescon recognized gain from the sale.

      COST CAPITALIZATION

      AMLI is engaged in the business of acquiring, developing, owning and managing multifamily apartment communities. AMLI capitalizes costs associated with developing real estate, such as interest, real estate taxes and personnel costs, during the construction and development period. Capitalization of these costs ceases as the apartment units are substantially complete and ready for occupancy or the land is ready for sale. Certain costs, such as marketing, leasing and pre-opening expenses, are not capitalized. Significant costs incurred to improve or replace components of completed communities are capitalized. Details of costs capitalized and expensed are provided later in this discussion. There is diversity in accounting policies adopted by the real estate industry. AMLI is of the opinion that its policies are generally consistent with industry practice. One exception is that AMLI expenses the cost of exterior painting of existing communities unless the community is under rehab.

      COMMUNITY ACQUISITION COST

      Pursuant to Statement of Financial Accounting Standards No. 141 "Accounting for Business Combinations," ("SFAS 141"), AMLI allocates acquisition costs of communities acquired among various classes of tangible and intangible assets based on AMLI's best estimates of the fair values of these asset classes, including allocating a portion of the purchase price to the estimated in-place lease intangible based upon an estimated of its value, taking into account lost rental payments during the assumed lease-up period for the community. Rental rates of all acquired leases approximate current market rent.

      AMLI determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar communities. The cost of the asset acquired may be adjusted based on indebtedness assumed from the seller that is determined to be above or below market rates.

      AMLI values land as improved, based on its knowledge of comparable land parcels; buildings as if vacant, using valuation techniques similar to those used by independent appraisers; and to personal property, based on knowledge of the personal property being acquired and its estimated replacement cost.

      During 2004 and 2003 AMLI allocated $9,516 and $7,649, respectively, of the total acquisition cost to existing leases; these amounts were included in depreciable property in the accompanying consolidated balance sheets as of December 31, 2004 and 2003 and are being amortized over the average remaining terms of the leases (approximately twelve months and considerably less than the depreciable lives associated with all other acquisition costs). Amortization of $9,327 and $2,160 for this allocated cost was included in the accompanying statements of operations for the years ended December 31, 2004 and 2003, respectively.

      ACQUISITION CAPITAL EXPENDITURES

      In conjunction with acquisitions of interests in communities, it is AMLI's policy to provide in its acquisition budgets adequate funds for all expenditures to upgrade the apartment community and to complete any deferred maintenance items and to otherwise make the communities acquired competitive with comparable newly constructed communities. Such expenditures may include parking lot resurfacing, roof replacements or repairs, exterior painting, new or replacement landscaping, and leasing office/clubhouse remodeling, among others. These costs, as well as other upgrades and improvements, qualify as capitalizable costs as they are clearly associated with the acquisition of the community and benefit the community acquired in future years. Some of these expenditures could be considered deferred maintenance items that the seller had not remediated prior to the property's acquisition. If the property seller had incurred or was required to incur these costs by AMLI prior to the transaction, the amounts paid to the seller would be capitalized. Such expenditures have a direct impact on AMLI's decision to proceed with the acquisition and AMLI takes into account the necessity of making these acquisition-related expenditures in determining how much AMLI is willing to pay for a given community. AMLI provides in its acquisition budgets additional funds for these acquisition-related expenditures. The budgeted expenditures and the purchase price of the community are reviewed and approved by senior
management.   Capital expenditures incurred in connection with upgrading or improving newly acquired wholly-owned communities for the years ended December 31, 2004 and 2003 were $2,272 and $160, respectively. Included in these amounts are $152 and $9 in costs that would have been expensed for the years ended December 31, 2004 and 2003, respectively, had they not been incurred as acquisition capital expenditures. These costs consisted primarily of parking lot repairs and painting.

      REHAB CAPITAL EXPENDITURES

      A rehab is a capital improvement program involving significant repairs, replacements or improvements having an aggregate cost of at least the greater of $3.0 per apartment home or 5% of the value of the entire apartment community. Typically, individual apartment units are taken out of service as they are rehabbed. Rehab expenditures may include replacement of carpet and vinyl, refinishing or replacement of bathroom and kitchen cabinets, replacement of major appliances, improvement/upgrades of common areas including clubhouse and pool, pavement resurfacing and complete exterior painting. Certain of these costs, such as pavement resurfacing, exterior painting and vinyl replacement, would have been expensed (pursuant to AMLI's accounting policy) had the rehab not taken place. All costs (other than routine painting of apartment interiors upon turnover), are capitalized as part of the rehab since the community or portions thereof have been taken out of service and are under construction and the expenditures are being incurred to ready the community for its intended use. These costs are part of an overall plan to upgrade the community, clearly associated with the redevelopment, and necessary to complete the rehab.

      During 2004, AMLI commenced a rehab of AMLI at West Paces. Of the total rehab cost budget of $4,000, $1,901 has been incurred at December 31, 2004, and the rehab will be completed in 2005. Cost incurred through December 31, 2004 includes $83 of interior painting cost that would have been expensed if the community was not being rehabbed. The total budget includes $50 in pavement repairs and striping, and $214 in painting that would have been expensed had these costs not been incurred in connection with the acquisition or rehab of this community. The AMLI at West Paces rehab includes, among other things, replacement of kitchen cabinets and major appliances, new floor covering (including ceramic tile), replacement of plumbing fixtures, landscaping, clubhouse remodeling, and replacements of and enhancements to amenities.

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

      RENTAL COMMUNITIES AND LAND VALUATION

      AMLI evaluates the recoverability of the carrying value of its real estate assets using the methodology prescribed in Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144"). SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. Long-lived assets, such as land, buildings and improvements and personal property, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to its estimated fair value, which is computed based on estimated undiscounted future cash flows. If the carrying amount of a long-lived asset exceeds its fair value, an impairment charge is recognized in the amount of such excess. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs of disposition, and such assets are no longer depreciated. AMLI has provided for losses on its land parcels held for future development or sale, which losses are included in AMLI's consolidated statements of operations. Because the carrying value of most of AMLI's inventory of land approximates it fair value, it is possible that relatively small changes in estimates of value could result in additional provisions for loss in the future. Historically, management's estimates of the fair value of land have been reasonable given that the ultimate selling prices of land has subsequently resulted in small gains on sales for financial reporting purposes.

      AMLI's inventory of land is carried at cost, but not in excess of fair value. Accounting judgment is required to value the land appropriately in instances in which cost may exceed fair value. AMLI determined that certain land parcels, which AMLI had intended to develop, were worth less than their carrying value. Accordingly, AMLI recorded a $400 ($250 recorded by the Service Companies), $700 ($550 recorded by the Service Companies) and $550 provision for loss on these land parcels in 2004, 2003 and 2002, respectively.


RESULTS OF COMMUNITY OPERATIONS

GENERAL

      At December 31, 2004, AMLI owned interests in 74 stabilized communities containing 27,594 apartment homes and five communities under development or in lease-up containing 1,854 apartment homes. Stabilized communities are communities that are fully completed and have, in the opinion of management, completed their initial lease-up. Forty-five of the stabilized and in lease-up communities are wholly-owned and their operating results are reflected in AMLI's consolidated statements of operations under rental operations as well as under income from discontinued operations.
One wholly-owned community is under development and has not commenced rental operations as of December 31, 2004. Thirty-three are owned in partnerships, and AMLI's share of operating results are included in income from partnerships.

      AMLI distinguishes between Stabilized communities from Development and lease-up communities, Communities under rehab and Communities sold.

      Stabilized communities:

      . Same store communities, which are communities that have had stabilized operations and were owned by AMLI during a twelve-month period of each period presented.

      . Communities acquired from/contributed to partnerships - reflects operations of communities acquired from or contributed to partnerships for the periods presented.

      . New communities - communities that were developed by AMLI and began stabilized operations during the periods presented.

      . Acquisition communities - communities having stabilized operations that were acquired by AMLI during the periods presented.

      Development and lease-up communities - communities being developed by AMLI that commenced rental operations which are not yet stabilized during the periods presented.

      Communities under rehab - communities being rehabbed during the periods presented.

      Communities sold - reflects operations through the date the communities were sold.

      Community revenues comprise that portion of total revenues collected or due from leases of apartment homes and include any such amounts as may be reported as discontinued operations.

      Community rental expenses comprise that portion of total expenses that includes amounts reported as personnel, advertising and promotion, utilities, building repairs and maintenance, contract services, landscaping and grounds maintenance, real estate taxes, insurance, property management and other expenses, and such amounts as may be included in discontinued operations. Community rental expenses exclude losses from sales or valuation of land, expenses of the Service Companies, general and administrative expenses, interest expense, income taxes, depreciation and amortization.

      AMLI uses NOI to measure the operating results of its communities. NOI represents community revenues less community operating expenses. NOI is universally used in the industry in the valuation of income producing real estate, and as a supplementary performance measure. This performance measure is not intended as a replacement for net income determined in accordance with generally accepted accounting principles ("GAAP").


WHOLLY-OWNED COMMUNITIES

      Revenues, rental expenses and NOI from wholly-owned communities for the years ended December 31, 2004, 2003 and 2002 are summarized as follows (see also "Segment Reporting" as disclosed in note 10 to the consolidated financial statements):

                                         Years Ended December 31,
                                      ------------------------------
                                        2004       2003       2002
                                      --------   --------   --------
TOTAL WHOLLY-OWNED
COMMUNITY REVENUES
------------------
Stabilized communities. . . . . . . . $130,989     93,949     85,053
Development and lease-up
  communities . . . . . . . . . . . .    1,979      --         --
Communities under rehab . . . . . . .    3,128      3,477      3,582
Communities sold. . . . . . . . . . .    7,435     20,457     23,564
                                      --------   --------   --------
  Total . . . . . . . . . . . . . . .  143,531    117,883    112,199
  Discontinued operations . . . . . .   16,631     29,623     33,217
                                      --------   --------   --------
  Continuing operations . . . . . . . $126,900     88,260     78,982
                                      ========   ========   ========

                                         Years Ended December 31,
                                      ------------------------------
                                        2004       2003       2002
                                      --------   --------   --------
TOTAL WHOLLY-OWNED
COMMUNITY RENTAL EXPENSES
-------------------------
Stabilized communities. . . . . . . . $ 57,438     40,996     35,051
Development and lease-up
  communities . . . . . . . . . . . .    1,405      --         --
Communities under rehab . . . . . . .    1,538      1,481      1,456
Communities sold. . . . . . . . . . .    3,694      8,910      9,384
                                      --------   --------   --------
  Total . . . . . . . . . . . . . . .   64,075     51,387     45,891
  Discontinued operations . . . . . .    8,015     13,106     13,689
                                      --------   --------   --------
  Continuing operations . . . . . . . $ 56,060     38,281     32,202
                                      ========   ========   ========

TOTAL WHOLLY-OWNED
COMMUNITY NOI
------------------
Stabilized communities. . . . . . . . $ 73,551     52,953     50,002
Development and lease-up
  communities . . . . . . . . . . . .      574      --         --
Communities under rehab . . . . . . .    1,590      1,996      2,126
Communities sold. . . . . . . . . . .    3,741     11,547     14,180
                                      --------   --------   --------
    Total . . . . . . . . . . . . . .   79,456     66,496     66,308
    Discontinued operations . . . . .    8,616     16,517     19,528
                                      --------   --------   --------
    Continuing operations . . . . . .  $70,840     49,979     46,780
                                      ========   ========   ========

RECONCILIATION OF INCOME
FROM RENTAL OPERATIONS
------------------------

Community revenues (1). . . . . . . . $143,531    117,883    112,199
Community operating expenses (1). . .  (64,075)   (51,387)   (45,891)
                                      --------   --------   --------
Community NOI (1) . . . . . . . . . .   79,456     66,496     66,308
                                      --------   --------   --------

Income from partnerships. . . . . . .    3,435      5,831      7,604
Share of gains on sales of
  partnership communities . . . . . .    2,648      6,284      1,283
Impairment of an investment in
  a partnership . . . . . . . . . . .    --        (1,191)     --
Fee income. . . . . . . . . . . . . .    1,824      2,357      3,875
Other income (1). . . . . . . . . . .    1,892      1,039        888
Service Companies revenues. . . . . .   46,084     70,962      --
Service Companies expenses. . . . . .  (47,945)   (70,836)     --
Interest and share of income
  from the Service Companies. . . . .    --         --           298
Depreciation (1). . . . . . . . . . .  (38,768)   (25,610)   (21,246)
Interest and amortization of
  deferred costs(1) . . . . . . . . .  (30,748)   (26,223)   (25,207)
General and administrative
  expenses. . . . . . . . . . . . . .   (7,301)    (5,910)    (5,129)
Provision for loss on land held
  for development or sale . . . . . .     (150)      (150)      (550)
Prepayment penalty and write-off
  of unamortized deferred
  financing costs relating to
  extinguishment of debt. . . . . . .   (1,121)     --         --
                                      --------   --------   --------

                                         Years Ended December 31,
                                      ------------------------------
                                        2004       2003       2002
                                      --------   --------   --------
Income before sales of rental
  communities and minority
  interest. . . . . . . . . . . . . .    9,306     23,049     28,124

Gains on sales of rental
  communities . . . . . . . . . . . .   52,150      5,688     18,906
Gain on extinguishment of debt. . . .    4,723      --         --
                                      --------   --------   --------
Income before minority interest . . .   66,179     28,737     47,030

Minority interest . . . . . . . . . .   (3,754)    (2,633)    (6,675)
                                      --------   --------   --------
Net income. . . . . . . . . . . . . . $ 62,425     26,104     40,355
                                      ========   ========   ========

   (1)  Including discontinued operations.


      For the year ended December 31, 2004, total community revenues from stabilized communities increased by $37,040, or 39.4%, compared to the same period a year ago. This increase in revenues was generated primarily from ten communities containing 3,128 apartment homes acquired from third parties and from AMLI's co-investment partnerships in 2004 and from eight communities acquired in the latter part of 2003. One community was under lease-up in 2004 and contributed to 1.7% revenue increase over 2003. The community under rehab had a 10.0% decrease in 2004 compared to 2003 due to units that were down during the rehab period. Communities that were sold in 2004 generated 63.7% less revenues in 2004 compared to 2003. Total revenues from continuing operations increased by $38,640, or 43.8%, for the year ended December 31, 2004 over the same period a year ago. Refer to the discussion on AMLI's markets and the impact of changes in occupancy, average collected rent per occupied unit and other income in SAME STORE COMMUNITIES discussion and analysis.

      For the year ended December 31, 2004, total community NOI from stabilized communities increased by $20,598, or 38.9%, compared to the same period a year ago. This was a result of increased revenues from the communities acquired during 2004 and 2003, reduced by a corresponding increase in operating expenses. The community which was under lease-up in 2004 contributed 0.9% NOI increase over 2003. NOI from the community under rehab decreased 20.3% as a result of revenue lost from vacant units under rehab less operating expense reduction. NOI from communities that were sold in 2004 is lower by $7,806, or 67.6%, than the prior year due to revenue lost less the decrease in operating expenses. Total NOI from continuing operations increased by $20,861, or 41.7%, for the year ended December 31, 2004 over the same period a year ago.

      For the year ended December 31, 2003, total community revenues from stabilized communities increased by $8,896, or 10.5%, compared to the same period a year ago. This was primarily from nine communities containing 3,584 apartment homes acquired from third parties and from AMLI's co-investment partnerships, of which 3,046 apartment homes were acquired in mid-August and late in the fourth quarter of 2003. Revenues from the community under rehab had a slight decrease of 2.9% as the rehab program had just commenced in 2003. Communities that were sold in 2003 generated $3,107, or 13.2%, less revenues in 2003 compared to 2002 as most of the dispositions occurred in late December 2003. Total revenues from continuing operations increased by $9,278, or 11.7%, for the year ended December 31, 2003 over the same period a year ago.

      For the year ended December 31, 2003, total community NOI from stabilized communities increased by $2,951, or 5.9%, compared to the same period a year ago. This was a result of increased revenues from the communities acquired during the latter part of December 2003 reduced by a corresponding increase in operating expenses. NOI from the community under rehab decreased by 6.1% as a result of revenue lost from units that commenced rehab in 2003 less operating expense reduction. NOI from communities that were sold in the fourth quarter of 2003 was lower by $2,633, or 18.6%, than the prior year. Total NOI from continuing operations increased by $3,199, or 6.8%, for the year ended December 31, 2003 over the same period a year ago as the communities acquired have contributed to the increase only in the fourth quarter of 2003.


CO-INVESTMENT COMMUNITIES

      Revenues, operating expenses and NOI from co-investment communities at 100% for the years ended December 31, 2004, 2003 and 2002 are summarized as follows (see also "Segment Reporting" as disclosed in note 10 to the consolidated financial statements):

                                       Years Ended December 31,
                                ------------------------------------
                                  2004          2003          2002
                                --------      --------      --------
TOTAL CO-INVESTMENT
COMMUNITY REVENUES
-------------------
Stabilized communities. . . . . $126,039       145,128       142,545
Development and lease-up
 communities. . . . . . . . . .    6,235         2,330            75
Communities sold. . . . . . . .      349        14,560        24,229
                                --------      --------      --------
    Total . . . . . . . . . . . $132,623       162,018       166,849
                                ========      ========      ========

TOTAL CO-INVESTMENT COMMUNITY
RENTAL EXPENSES
-----------------------------
Stabilized communities. . . . . $ 50,051        57,633        55,427
Development and lease-up
 communities. . . . . . . . . .    4,137         1,751           290
Communities sold. . . . . . . .      209         6,795        10,923
                                --------      --------      --------
    Total . . . . . . . . . . . $ 54,397        66,179        66,640
                                ========      ========      ========

TOTAL CO-INVESTMENT
COMMUNITY NOI
-------------------
Stabilized communities. . . . . $ 75,988        87,495        87,118
Development and lease-up
 communities. . . . . . . . . .    2,098           579          (215)
Communities sold. . . . . . . .      140         7,765        13,306
                                --------      --------      --------
    Total . . . . . . . . . . . $ 78,226        95,839       100,209
                                ========      ========      ========

RECONCILIATION OF INCOME
FROM PARTNERSHIPS
------------------------
Community revenues. . . . . . . $132,623       162,018       166,849
Community operating expenses. .  (54,397)      (66,179)      (66,640)
                                --------      --------      --------
Community NOI . . . . . . . . .   78,226        95,839       100,209
                                --------      --------      --------

                                       Years Ended December 31,
                                ------------------------------------
                                  2004          2003          2002
                                --------      --------      --------
Other income. . . . . . . . . .      296           518           311
Other expenses. . . . . . . . .   (1,307)       (1,554)       (1,711)
Interest expense and
  amortization of
  deferred costs. . . . . . . .  (40,474)      (40,795)      (38,617)
Depreciation. . . . . . . . . .  (30,315)      (35,810)      (36,729)
                                --------      --------      --------
Income before sales of rental
  communities . . . . . . . . .    6,426        18,198        23,463

Gains on sales of rental
  communities . . . . . . . . .    9,438        25,470         8,555
                                --------      --------      --------

Net income. . . . . . . . . . .   15,864        43,668        32,018
Co-investment partners
  share of net income . . . . .   10,069        30,712        23,131
                                --------      --------      --------
AMLI's share of net income
  from partnerships . . . . . . $  5,795        12,956         8,887
                                ========      ========      ========

Co-investment partners' share
  of net income before gains
  on sales of rental
  communities . . . . . . . . . $  2,991        12,367        15,859
Co-investment partners' share
  of gains on sales of rental
  communities . . . . . . . . .    7,078        18,345         7,272
                                --------      --------      --------
Co-investment partners'
  share of net income . . . . .   10,069        30,712        23,131
                                --------      --------      --------

AMLI's share of net income
  from partnerships . . . . . .    3,435         5,831         7,604
AMLI's share of gains on
  sales of rental
  communities . . . . . . . . .    2,360 (1)     7,125 (2)     1,283
                                --------      --------      --------
Amli's share of net income. . .    5,795        12,956         8,887
                                --------      --------      --------

Partnerships' net income. . . . $ 15,864        43,668        32,018
                                ========      ========      ========

  (1) AMLI's share of gain on sale reported in the consolidated statement of operations for the year ended December 31, 2004 includes $288 of deferred gain recorded on AMLI's books and recognized to income upon sale of the community.

  (2) AMLI's share of gains on sales reported in the consolidated statement of operations for the year ended December 31, 2003 excludes AMLI's promoted interest of $375 from the sale of a community (which is included in other income) and was reduced by $466 of additional costs on AMLI's books, primarily capitalized interest on AMLI's equity.

      For the year ended December 31, 2004, total revenues from stabilized communities decreased by $19,089, or 13.2%, compared to the same period a year ago primarily due to communities that became wholly-owned upon AMLI's acquisition of its co-investment partners' interests, offset in part by increases from developed communities that achieved stabilized occupancy in 2004. Revenues from development and lease-up communities increased by $3,905 as 1,485 apartment units stabilized or commenced initial rental operations in 2004. Revenues from communities sold to third parties substantially decreased as three communities were sold in 2003 and one community was sold in 2004. Refer to the discussion on AMLI's markets and the impact of changes in occupancy, average collected rent per occupied unit and other income in the SAME STORE COMMUNITIES discussion and analysis.

      For the year ended December 31, 2004, NOI from stabilized communities decreased by $11,507, or 13.2%, over the prior year resulting from the decrease in revenues and a corresponding decrease in operating expenses as a result of the sale to AMLI of our co-investor partners' entire interests in three communities in 2004 and in seven communities in 2003. Development and lease-up communities contributed a $1,519 increase in NOI from three communities that reached stabilized occupancy in early 2004 and two communities which were substantially complete and began initial rental operations in 2004.

      For the year ended December 31, 2003, total revenues from stabilized communities increased slightly by $2,583, or 1.8%, compared to the same period a year ago primarily due to increases from three development communities that reached stabilized occupancy during 2003, offset in part by AMLI's acquisition of interests in eight communities in 2003 that AMLI did not already own. Revenues from development and lease-up communities increased by $2,255 as two communities in lease-up were close to being stabilized in 2003. Revenues from communities sold to third parties decreased by $9,669, or 39.9%, as three communities were sold in the second half of 2003.

      For the year ended December 31, 2003, NOI from stabilized communities increased slightly compared to a year ago resulting from the increase in revenues, partially offset by an increase in operating expenses. Two development and lease-up communities contributed $579 of NOI compared to operating deficits in 2002 from development communities that commenced operations in 2002. NOI from communities sold to third parties decreased by $5,541, or 41.6%, due to AMLI's average percentage of ownership interest in communities sold in 2003 being significantly higher than the average percentage of ownership interest in the communities sold in 2002.


ACQUISITIONS

      During 2004 and 2003 AMLI acquired interests it did not already own in eleven rental communities from seven partners and eight communities from third parties as follows.

                                                    Purchase
                                                     Price
                                                   Including        Debt
                                    Percentage        Debt         Assumed/
                          Year       Interest       Assumed        Obtained        Partnership Interest
Community               Acquired     Acquired         (1)            (1)           Acquired From
---------               --------    ----------     ---------       ---------       --------------------
2004 Acquisitions:
AMLI:
  on Timberglen            2004            60%      $  6,263          3,688        Private investor
  at Ibis                  2004           100%        24,675          --
  on Eldridge Parkway      2004           100%        48,000         32,709 (2)
  on the Fairways          2004           100%        23,405          --
  at Westcliff             2004           100%        43,500          --
  at Canterfield           2004           100%        55,350          --
  at River Run             2004           100%        31,500          --
  at Kirkland Crossing     2004           100%        39,100          --
  at Wynnewood Farms       2004            75%        16,699          --           The New York Common
                                                                                   Retirement Fund
  at Lake Clearwater       2004            75%        14,700          --           The New York Common
                                                                                   Retirement Fund
                                                    --------        -------
                                                     303,192         36,397
                                                    --------        -------

2003 Acquisitions:
AMLI:
  at Verandah              2003            65%        16,915         10,382        Private investor
  at Castle Creek          2003            60%        14,310          --           Endowment Realty Investors
  Creekside                2003            75%        13,875          --           Endowment Realty Investors
  at Regents Crest         2003            75%        28,988         10,974        Endowment Realty Investors
  on Spring Mill           2003           100%        30,000          --           Prudential Insurance Company
  at Oakhurst North        2003            75%        37,500          --           Prudential Insurance Company
  at Danada Farms (3)      2003            90%        63,900         40,947        Ohio State Teachers Retirement
                                                                                     System
  Knox-Henderson           2003            100%       17,900          --
  at Oak Bend              2003            60%        14,778         10,847        Private investor
                                                    --------        -------
                                                     238,166 (1)     73,150 (1)
                                                    --------        -------
    Total                                           $541,358        109,547
                                                    ========        =======






      (1)   For the acquisitions of our partners' interests, represents the price paid and share of the related debt assumed by AMLI.

      (2)   First mortgage loan closed on May 26, 2004 subsequent to the date of acquisition.

      (3)   Debt assumed upon the acquisition of this community was $20,947 which is equal to 90% of the debt outstanding associated with the 90% interest in the acquired community; an additional $20,000 was obtained following the acquisition.





COMMUNITIES UNDER DEVELOPMENT OR IN LEASE-UP AND LAND HELD FOR DEVELOPMENT OR SALE

      COMMUNITIES UNDER DEVELOPMENT OR IN LEASE-UP

      During the construction period, interest and real estate taxes incurred and amortization of deferred costs relating to communities under development are capitalized.  Total estimated completion costs include cost of initial lease-up and certain other costs some of which will be expensed for financial reporting purposes.  At
December 31, 2004, AMLI had interests in six communities under development or in lease-up including three owned in partnerships, as follows:

                                                            TOTAL                                      AMLI'S
                                                         CAPITALIZED     TOTAL              AMLI'S    REMAINING
COMMUNITY                                        NUMBER THROUGH DEC-   ESTIMATED            SHARE OF   EQUITY
(AMLI's ownership                                  OF     EMBER 31,    COSTS UPON           REQUIRED   COMMIT-
percentage)                  LOCATION            UNITS       2004      COMPLETION    DEBT   EQUITY      MENT
-----------------            --------            ------  ------------  ----------   ------- --------- ---------

Communities Substantially Completed and in Lease-Up:
 AMLI:
  at Walnut Creek (100%)     Austin, TX            460    $ 29,721       30,375       --      30,375     --
  at Seven Bridges (20%)     Woodridge, IL         520      79,836       83,000      51,000    6,400       160
                                                 -----    --------     --------     -------  -------   -------
                                                   980     109,557      113,375      51,000   36,775       160
                                                 -----    --------     --------     -------  -------   -------
Communities under Development:
 AMLI:
  at La Villita (100%)       Las Colinas, TX       360      10,331       25,575       --      25,575    15,418
  Downtown (30%)             Austin, TX            220      45,447       50,920      30,920    6,000     --
  at Museum Gardens (25%)    Vernon Hills, IL      294      55,203       61,571(1)   37,000    5,819     --
                                                 -----    --------     --------     -------  -------   -------
                                                   874     110,981      138,066      67,920   37,394    15,418
                                                 -----    --------     --------     -------  -------   -------
Communities Developed for Sale by the Service Companies and in Lease-Up:
 AMLI:
  Old Town Carmel (100%)
  (2)                        Carmel, IN             91      10,360       11,606       --      11,606     --
                                                 -----    --------      -------     -------  -------   -------
        Total                                    1,945    $230,898      263,047     118,920   85,775    15,578
                                                 =====    ========      =======     =======  =======   =======





 (1)  Of this total development costs, approximately $1,300 is anticipated to be funded from net operating income from the community during the lease-up period.

 (2)  Includes additional capitalized interest and other costs recorded by AMLI.  This community was built on land which is subject to a long-term ground lease.  Lessor's interest in the ground lease is subordinated to return of Amrescon's entire investment in this community plus a 9% return thereon.

      In addition to the 91 apartment units, which is approximately 90% leased at December 31, 2004, this community contains 18,700 square feet of commercial retail space, which was 37.5% leased and 32.4% occupied at December 31, 2004.





      LAND HELD FOR DEVELOPMENT OR SALE

      AMLI expenses interest carry on land parcels not currently under development.  AMLI evaluates the value of land parcels held for development or sale and provides an allowance for loss if it has determined that the fair value is less than the carrying amount.  At December 31, 2004, AMLI's land parcels held for future development or sale were as follows:

                                                                                                     CARRYING
                                                                                                      VALUE,
                                                                                  TOTAL COSTS         NET OF
                                                                                  CAPITALIZED        ALLOWANCE
                                                                        NUMBER      THROUGH         FOR LOSS AT
                                                                          OF      DECEMBER 31,      DECEMBER 31,
                                        LOCATION                        ACRES        2004              2004
                                        --------                        ------    ------------      ------------
AMLI's land held for
  development or sale                   Texas, Kansas
                                        and Georgia                       101          $20,902           19,531

Service Companies' land held
  for development or sale               Indiana and
                                        Texas                             154           15,194           13,697
                                                                          ---          -------           ------
    Total                                                                 255          $36,096           33,228
                                                                          ===          =======           ======
















DISPOSITIONS

      AMLI sells communities which no longer meet AMLI's investment objectives.  The proceeds from such sales are typically invested in the acquisition or development of new communities as a way to continually improve the quality of its portfolio and increase the potential for growth in NOI.  Pursuant to SFAS 144, beginning in 2002, operating results and other income of wholly-owned communities sold in connection with these sales are reported as discontinued operations.  Gains on sales of wholly-owned communities are also reported as discontinued operations.

Dispositions of co-investment communities are not discontinued operations.  Gains on sales of co-investment communities are shown net of disposition fees and promoted interests paid to AMLI by such co-investment partnerships.  The table below summarizes the rental communities sold during 2004 and 2003:

                                                               COSTS                                   AMLI'S
                                   NUMBER   YEAR               BEFORE                                  SHARE
                                     OF   ACQUIRED/    DATE    DEPRE-     SALE      NET                 OF
COMMUNITY           LOCATION        UNITS DEVELOPED    SOLD    CIATION    PRICE   PROCEEDS   GAIN      GAIN
---------           --------       ------ ---------  --------  --------  -------  -------- --------    ------
WHOLLY-OWNED:
2004 Dispositions:
AMLI:
 at Spring Creek    Atlanta, GA     1,180   1985/86
                                             87/89    4/14/04  $ 61,850   80,820   80,272    39,738(1) 39,738
 at Verandah        Arlington, TX     538    2003     5/17/04    23,943   28,300   27,788     5,034     5,034
 at Nantucket       Dallas, TX        312    1988     8/17/04     9,684   13,365   13,152     7,265     7,265
 on Timberglen (2)  Dallas, TX        260    1990     8/17/04     8,518   12,285   12,092     3,818     3,818
 at Towne Creek     Gainsville, GA    150    1989     9/13/04     7,754    7,900    7,743     1,018     1,018
                                    -----                      --------  -------  -------   -------    ------
                                    2,440                       111,749  142,670  141,047    56,873    56,873
                                    -----                      --------  -------  -------   -------    ------
2003 Dispositions:
AMLI:
 at Town Center     Overland Park,
                    KS                156    1997    12/29/03    13,698   14,750   14,304(3)  3,355     3,355
 at Centennial
   Park             Overland Park,
                    KS                170    1998    12/29/03    16,982   17,600   17,008(3)  2,333     2,333
                                    -----                      --------  -------  -------   -------    ------
                                      326                        30,680   32,350   31,312     5,688     5,688
                                    -----                      --------  -------  -------   -------    ------
    Total wholly-owned              2,766                       142,429  175,020  172,359    62,561    62,561
                                    -----                      --------  -------  -------   -------    ------




                                                               COSTS                                   AMLI'S
                                   NUMBER   YEAR               BEFORE                                  SHARE
                                     OF   ACQUIRED/    DATE    DEPRE-     SALE      NET                 OF
COMMUNITY           LOCATION        UNITS DEVELOPED    SOLD    CIATION    PRICE   PROCEEDS   GAIN      GAIN
---------           --------       ------ ---------  --------  --------  -------  -------- --------    ------

CO-INVESTMENTS
(AMLI's ownership
percentage):
2004 Dispositions:
AMLI:
 at Wells Branch
   (25%)            Austin, TX        576    1999     1/21/04    34,343   38,400   37,964     9,438     2,360(4)
                                    -----                      --------  -------  -------   -------    ------

2003 Dispositions:
AMLI:
 at Willeo Creek
   (30%)            Roswell, GA       242    1995     8/21/03    16,174   19,500   18,965     6,306     2,334
 at Fossil Creek
   (25%)            Ft. Worth, TX     384    1998    10/15/03    22,027   27,500   27,002     9,223     2,306
 at Park Bridge
   (25%)            Alpharetta, GA    352    2000    12/23/03    24,719   33,000   32,328     9,941     2,485
                                    -----                      --------  -------  -------   -------    ------
                                      978                        62,920   80,000   78,295    25,470     7,125(5)
                                    -----                      --------  -------  -------   -------    ------
    Total co-investments            1,554                        97,263  118,400  116,259    34,908     9,485
                                    -----                      --------  -------  -------   -------    ------
    Total                           4,320                      $239,692  293,420  288,618    97,469    72,046
                                    =====                      ========  =======  =======   =======    ======

  (1)  Includes a $4,723 gain attributable to extinguishment of debt (net of $677 unamortized deferred financing costs written off) and excludes $556 of deferred gain, net of $53 which has been recognized at December 31,
       2004, and the remainder is anticipated to be recognized through June 2005 following completion of AMLI's construction obligation with this community.

  (2)  This was a co-investment community which became a wholly-owned community in January 2004.

  (3)  Includes a $28,530 purchase money note received for the sales of these communities.  The note was collected on February 23, 2004.

  (4)  Share of gain from the sale of this community reported in the consolidated statement of operations for the year ended December 31, 2004 was increased by $288 of deferred gain recorded on AMLI's books and recognized to income upon sale of the community.

  (5)  Share of gains from sales recorded on AMLI's books was reduced by $466 of additional costs (primarily capitalized interest on AMLI's equity) and excludes $375 of AMLI's promoted interest from the sale of
       AMLI at Willeo Creek.


      Reconciliation of AMLI's gains on sales of wholly-owned communities to amounts reported in the consolidated statements of operations for the periods presented is as follows:

                                                    2004          2003
                                                  --------      --------
        Total gains per Dispositions
          table . . . . . . . . . . . . . . .     $ 56,873         5,688
                                                  --------      --------
        Gain on extinguishment of debt,
          net of minority interest. . . . . .       (4,423)        --
        Minority interest . . . . . . . . . .         (300)        --
                                                  --------      --------
                                                    (4,723)        --
                                                  --------      --------
        Gains on sales of rental
          communities . . . . . . . . . . . .       52,150         5,688
        Minority interest . . . . . . . . . .        3,301           575
                                                  --------      --------
        Gains on sales of rental
          communities, net of minority
          interest. . . . . . . . . . . . . .     $ 48,849         5,113
                                                  ========      ========


      Reconciliation of AMLI's share of gains on sales of co-investment communities to amounts reported in the consolidated statements of operations for the periods presented is as follows:

                                                    2004          2003
                                                  --------      --------
        Total AMLI's share of gains on
          sales of co-investment
          communities per Dispositions
          table . . . . . . . . . . . . . . .     $  2,360         7,125
                                                  --------      --------
        Additional costs recorded on
          AMLI's books. . . . . . . . . . . .        --             (466)
        Deferred gain recorded on AMLI's
          books . . . . . . . . . . . . . . .          288         --
        AMLI's promoted interest from
          the sale of a community
          reported in other income on
          AMLI's consolidated statement
          of operations . . . . . . . . . . .        --             (375)
                                                  --------      --------
                                                       288          (841)
                                                  --------      --------
        Share of gains on sales of
          partnership communities . . . . . .     $  2,648         6,284
                                                  ========      ========

SAME STORE COMMUNITIES

      The following commentary is based primarily on an analysis of AMLI's same store portfolio since operating results of stabilized communities owned over comparable periods generally provide a better perspective of market conditions affecting AMLI's communities. As of December 31, 2004 there were 9,417 wholly-owned apartment homes categorized as same store and 10,145 co-investment apartment homes classified as same store. Same store is defined as communities having stabilized occupancy as of January 1, 2003. The discussion of same store community results includes an analysis of the effects of occupancy and collected rent per occupied unit to rental income, other income, total revenues, operating expenses and NOI. Other income includes ancillary services revenues and rental-related fees. In addition, a brief commentary relating to supply of new apartment homes and employment data is provided. Economic data are as of November 2004. The discussion covers the fourth quarter and year ended December 31, 2004 compared to the fourth quarter and year ended December 31, 2003.

OCCUPANCY

      The following charts show weighted average physical occupancy calculated based on the average of each day's physical occupancy during the month for all wholly-owned and co-investment same store communities for each of AMLI's markets.

                  DAILY WEIGHTED AVERAGE PHYSICAL OCCUPANCY
                     SAME STORE WHOLLY-OWNED COMMUNITIES

                                  Quarter Ended         Year Ended
                                ------------------  ------------------
                         Apart-    2004     2003      2004      2003
                         ment    -------- --------  --------  --------
                         Homes    Dec 31   Dec 31    Dec 31    Dec 31
                       --------  -------- --------  --------  --------
Dallas. . . . . . . .     3,787     92.8%    93.0%     92.1%     91.0%
Atlanta . . . . . . .     1,104     96.1%    94.3%     94.7%     92.1%
Austin. . . . . . . .     1,304     93.8%    92.5%     93.2%     92.6%
Houston . . . . . . .       334     93.7%    92.8%     93.2%     90.3%
Indianapolis. . . . .     1,536     93.0%    95.0%     94.0%     92.5%
Kansas City . . . . .       828     90.9%    91.6%     92.5%     91.1%
Chicago . . . . . . .       196     94.0%    90.4%     95.3%     91.9%
Denver. . . . . . . .       328     91.4%    91.2%     91.8%     90.0%
                         ------    ------   ------    ------    ------
Total portfolio (1) .     9,417     93.2%    93.2%     93.0%     91.5%
                         ======    ======   ======    ======    ======


                  DAILY WEIGHTED AVERAGE PHYSICAL OCCUPANCY
                    SAME STORE CO-INVESTMENT COMMUNITIES

                                  Quarter Ended         Year Ended
                                ------------------  ------------------
                         Apart-    2004     2003      2004      2003
                         ment    -------- --------  --------  --------
                         Homes    Dec 31   Dec 31    Dec 31    Dec 31
                       --------  -------- --------  --------  --------
Dallas. . . . . . . .     2,194     92.9%    93.3%     92.8%     91.9%
Atlanta . . . . . . .     2,888     94.7%    94.6%     94.2%     93.8%
Austin. . . . . . . .       917     94.1%    92.2%     92.5%     91.7%
Houston . . . . . . .       799     96.5%    93.6%     94.6%     92.7%
Kansas City . . . . .       432     93.1%    95.1%     93.2%     91.9%
Chicago . . . . . . .     1,983     94.3%    93.7%     94.6%     92.0%
Denver. . . . . . . .       932     93.3%    90.7%     92.1%     87.2%
                         ------    ------   ------    ------    ------
Total portfolio (1) .    10,145     94.1%    93.5%     93.6%     92.1%
                         ======    ======   ======    ======    ======

     (1) Occupied apartments exclude community models and apartments not in service due to fire, flood or otherwise. The average occupancy for the quarter and year is based on simple average of the monthly occupancy.


      In addition to physical occupancy as an indicator of market conditions, some in the apartment industry measure economic occupancy as well. Because the calculation of economic occupancy typically adjusts the value of vacancies and concessions (among other items) from quoted market rents, many believe that it is a better indicator of market fundamentals. Since there is no consistent industry measurement of economic occupancy and the calculation is derived from many variable data, AMLI prefers to measure total revenues earned per each occupied apartment home. As AMLI's policy is to reserve as a bad debt any rent or other payments due from a resident that is more than 30 days delinquent, revenues earned for purposes of this analysis is essentially equal to collected revenues per apartment home, another metric used by some in the apartment industry.

TOTAL REVENUES PER OCCUPIED UNIT

      The following charts show weighted average total monthly revenues per occupied apartment home for same store communities for each of AMLI's markets:

                   WEIGHTED AVERAGE TOTAL REVENUES EARNED
                         PER OCCUPIED APARTMENT HOME
                     SAME STORE WHOLLY-OWNED COMMUNITIES

                                  Quarter Ended         Year Ended
                                ------------------  ------------------
                         Apart-    2004     2003      2004      2003
                         ment    -------- --------  --------  --------
                         Homes    Dec 31   Dec 31    Dec 31    Dec 31
                         ------  -------- --------  --------  --------
Dallas. . . . . . . .     3,787    $  797      795       806       817
Atlanta . . . . . . .     1,104       804      809       810       829
Austin. . . . . . . .     1,304       747      746       750       772
Houston . . . . . . .       334       957      989       983     1,026
Indianapolis. . . . .     1,536       745      732       741       750
Kansas City . . . . .       828       774      771       773       784
Chicago . . . . . . .       196     1,067    1,090     1,068     1,095
Denver. . . . . . . .       328       848      862       858       911
                         ------    ------   ------    ------    ------
Total portfolio (1) .     9,417    $  793      793       799       815
                         ======    ======   ======    ======    ======


                   WEIGHTED AVERAGE TOTAL REVENUES EARNED
                         PER OCCUPIED APARTMENT HOME
                    SAME STORE CO-INVESTMENT COMMUNITIES

                                  Quarter Ended         Year Ended
                                ------------------  ------------------
                         Apart-    2004     2003      2004      2003
                         ment    -------- --------  --------  --------
                         Homes    Dec 31   Dec 31    Dec 31    Dec 31
                         ------  -------- --------  --------  --------
Dallas. . . . . . . .     2,194    $  892      884       897       905
Atlanta . . . . . . .     2,888       906      895       906       906
Austin. . . . . . . .       917       805      812       814       845
Houston . . . . . . .       799     1,042    1,032     1,044     1,061
Kansas City . . . . .       432       842      823       842       838
Chicago . . . . . . .     1,983     1,064    1,070     1,069     1,099
Denver. . . . . . . .       932       967      996       977     1,029
                         ------    ------   ------    ------    ------
Total portfolio (1) .    10,145    $  938      936       942       959
                         ======    ======   ======    ======    ======


     (1) Calculated by taking the simple average of the monthly average total revenues per occupied unit. Each month's calculation is made by dividing that month's accrual basis rental and other income (total community revenues) by the weighted average number of apartment homes occupied during the month.

REVENUES, EXPENSES AND NOI

      The following charts show total revenues, total expenses and total NOI for same store wholly-owned communities for each of AMLI's markets:

      TOTAL REVENUES

                                  Quarter Ended         Year Ended
                                ------------------  ------------------
                         Apart-    2004     2003      2004      2003
                         ment    -------- --------  --------  --------
                         Homes    Dec 31   Dec 31    Dec 31    Dec 31
                       --------  -------- --------  --------  --------
   Dallas . . . . . .     3,787  $  8,406    8,409    33,745    33,763
   Atlanta. . . . . .     1,104     2,559    2,525    10,159    10,105
   Austin . . . . . .     1,304     2,744    2,698    10,928    11,194
   Houston. . . . . .       334       899      919     3,673     3,711
   Indianapolis . . .     1,536     3,195    3,199    12,822    12,781
   Kansas City. . . .       828     1,746    1,756     7,103     7,097
   Chicago. . . . . .       196       590      579     2,395     2,366
   Denver . . . . . .       328       763      773     3,098     3,225
                       --------  -------- --------  --------  --------
   Total portfolio. .     9,417  $ 20,902   20,858    83,923    84,242
                       ========  ======== ========  ========  ========


      TOTAL EXPENSES

                                  Quarter Ended         Year Ended
                                ------------------  ------------------
                         Apart-    2004     2003      2004      2003
                         ment    -------- --------  --------  --------
                         Homes    Dec 31   Dec 31    Dec 31    Dec 31
                         ------  -------- --------  --------  --------
   Dallas . . . . . .     3,787  $  3,887    3,864    15,691    15,855
   Atlanta. . . . . .     1,104     1,052    1,083     4,448     4,202
   Austin . . . . . .     1,304     1,290    1,203     5,230     5,001
   Houston. . . . . .       334       379      383     1,599     1,658
   Indianapolis . . .     1,536     1,277    1,382     5,192     5,344
   Kansas City. . . .       828       705      632     2,600     2,667
   Chicago. . . . . .       196       208      295     1,199     1,207
   Denver . . . . . .       328       315      277     1,232     1,162
                         ------  -------- --------  --------  --------
   Total portfolio. .     9,417  $  9,113    9,119    37,191    37,096
                         ======  ======== ========  ========  ========


      TOTAL NOI

                                  Quarter Ended         Year Ended
                                ------------------  ------------------
                         Apart-    2004     2003      2004      2003
                         ment    -------- --------  --------  --------
                         Homes    Dec 31   Dec 31    Dec 31    Dec 31
                         ------  -------- --------  --------  --------
   Dallas . . . . . .     3,787  $  4,519    4,545    18,054    17,908
   Atlanta. . . . . .     1,104     1,507    1,442     5,711     5,903
   Austin . . . . . .     1,304     1,454    1,495     5,698     6,193
   Houston. . . . . .       334       520      536     2,074     2,053
   Indianapolis . . .     1,536     1,918    1,817     7,630     7,437
   Kansas City. . . .       828     1,041    1,124     4,503     4,430
   Chicago. . . . . .       196       382      284     1,196     1,159
   Denver . . . . . .       328       448      496     1,866     2,063
                         ------  -------- --------  --------  --------
   Total portfolio. .     9,417  $ 11,789   11,739    46,732    47,146
                         ======  ======== ========  ========  ========

      The following charts show total revenues, total expenses and total NOI for same store co-investment communities for each of AMLI's markets:

      TOTAL REVENUES

                                  Quarter Ended         Year Ended
                                ------------------  ------------------
                         Apart-    2004     2003      2004      2003
                         ment    -------- --------  --------  --------
                         Homes    Dec 31   Dec 31    Dec 31    Dec 31
                       --------  -------- --------  --------  --------
   Dallas . . . . . .     2,194  $  5,455    5,431    21,915    21,907
   Atlanta. . . . . .     2,888     7,433    7,337    29,584    29,420
   Austin . . . . . .       917     2,084    2,061     8,288     8,532
   Houston. . . . . .       799     2,409    2,316     9,465     9,432
   Kansas City. . . .       432     1,016    1,014     4,070     3,990
   Chicago. . . . . .     1,983     5,970    5,970    24,063    24,037
   Denver . . . . . .       932     2,522    2,528    10,053     9,992
                       --------  -------- --------  --------  --------
   Total portfolio. .    10,145  $ 26,889   26,657   107,438   107,310
                       ========  ======== ========  ========  ========


      TOTAL EXPENSES

                                  Quarter Ended         Year Ended
                                ------------------  ------------------
                         Apart-    2004     2003      2004      2003
                         ment    -------- --------  --------  --------
                         Homes    Dec 31   Dec 31    Dec 31    Dec 31
                         ------  -------- --------  --------  --------
   Dallas . . . . . .     2,194  $  2,327    2,328     9,437     9,144
   Atlanta. . . . . .     2,888     2,684    2,698    11,129    10,749
   Austin . . . . . .       917       911      877     3,796     3,597
   Houston. . . . . .       799       913      997     4,125     4,047
   Kansas City. . . .       432       378      331     1,566     1,395
   Chicago. . . . . .     1,983     2,274    2,370     9,651     9,654
   Denver . . . . . .       932       825      838     3,456     3,456
                         ------  -------- --------  --------  --------
   Total portfolio. .    10,145  $ 10,312   10,439    43,160    42,042
                         ======  ======== ========  ========  ========


      TOTAL NOI

                                  Quarter Ended         Year Ended
                                ------------------  ------------------
                         Apart-    2004     2003      2004      2003
                         ment    -------- --------  --------  --------
                         Homes    Dec 31   Dec 31    Dec 31    Dec 31
                         ------  -------- --------  --------  --------
   Dallas . . . . . .     2,194  $  3,128    3,103    12,478    12,763
   Atlanta. . . . . .     2,888     4,749    4,639    18,455    18,671
   Austin . . . . . .       917     1,173    1,184     4,492     4,935
   Houston. . . . . .       799     1,496    1,319     5,340     5,385
   Kansas City. . . .       432       638      683     2,504     2,595
   Chicago. . . . . .     1,983     3,696    3,600    14,412    14,383
   Denver . . . . . .       932     1,697    1,690     6,597     6,536
                         ------  -------- --------  --------  --------
   Total portfolio. .    10,145  $ 16,577   16,218    64,278    65,268
                         ======  ======== ========  ========  ========

AMLI'S MARKETS

      The following provides commentary about each of AMLI's markets. Information related to same store communities, including wholly-owned and co-investment communities at 100%, for the fourth quarter of 2004 is compared to the same period in 2003 (year-over-year) and the third quarter of 2004 (sequential). In addition, the same information for the year ended December 31, 2004 is compared to the year ended December 31, 2003. Note that occupancy changes are disclosed in absolute terms.

      DALLAS/FT. WORTH same store community total revenues, operating expenses and NOI for the current quarter increased 0.3%, increased 1.3% and decreased 0.5%, respectively, compared to the same period in 2003. The increase in total revenues was due to other income increasing by 5.4% on a year-over-year basis due to higher collections in several fee categories. On a sequential basis comparing the fourth quarter of 2004 to the third quarter, total revenues decreased 1.9%, which was primarily due to decreases in collected rent per occupied unit and other income of 1.0% and 14.6%, respectively. Sequential operating expenses decreased 5.8% however, resulting in a positive NOI change of 1.6%. Job growth continued to improve in the region as DF/W metroplex added 25,000 jobs in the trailing 12 months ended November 2004. For the same period, permit activity slowed as 8,209 units were authorized, 1.5% of the existing stock, which represents a 20.6% decrease from the previous period.

      For the full year ended December 31, 2004, compared to the same period of 2003, total revenues increased 0.1%, operating expenses increased by 0.6% resulting in a 0.4% decrease in NOI. The growth in total revenues was on the strength of a 5.8% increase in other income, as rental income decreased 0.4%.

      ATLANTA same store community total revenues and NOI increased 1.3% and 2.8%, respectively, compared to the same quarter a year ago, while operating expenses decreased by 1.2%. The positive performance in total revenues resulted from a combination of increases in both rental and other income of 0.7% and 9.4%, respectively. The increase in rental income reflects increases in both collected rent per occupied unit and occupancy of 0.2% and 0.5%, respectively. The increase in other income was due to higher fees associated with increased leasing, corporate homes activity and other ancillary resident programs. Sequentially, comparing the current quarter to the prior quarter, total revenues and operating expenses decreased 0.9% and 4.7%, respectively, resulting in an increase in sequential NOI of 1.5%. The decrease in total revenues was primarily the result of a 14.3% decrease in other income, as rental income increased 0.3% due to a 0.2% gain in occupancy to 95.1%, and a 0.2% increase in collected rent per occupied unit. The decline in other income was due to fewer leasing-related fees, reflecting slower seasonal leasing activity. The decrease in operating expenses was primarily due to timing of repairs and maintenance projects. The challenge in Atlanta remains absorption of new supply, with 15,245 units permitted for the year ending November 2004, which represents a 4.0% increase to the existing apartment stock. Encouraging news in Atlanta is the employment growth outlook. For the year ended November 2004, employment posted a gain of 21,100 jobs, or a modest 1.0% growth rate, compared to net job loss for the same period of a year ago.

      For the full year ended December 31, 2004, compared to the same period of 2003, total revenues increased 0.6%, operating expenses increased by 4.2% resulting in a 1.7% decrease in NOI. The growth in total revenues was on the strength of a 14.3% increase in other income, as rental income decreased 0.5%.

      CHICAGO same store community NOI for the fourth quarter of 2004 increased 1.2% compared to the fourth quarter of 2003 as a result of a decrease in total revenues of 0.5% and a 3.1% decrease in operating expenses. The decline in total revenues was the result of a 0.4% decrease in rental income and a 2.4% decline in other income. The drop in rental income was driven by a 1.0% decrease in collected rent per occupied unit, which was partially offset by a 0.6% increase in occupancy to 93.9%. Sequentially, total revenues for the current quarter decreased 2.2% compared to the third quarter of 2004 as both rental and other income decreased 1.7% and 8.6%, respectively. The change in rental income was due primarily to a 1.6% decrease in occupancy, as collected rent per occupied unit was unchanged. Sequential operating expenses decreased 8.2% producing an increase in sequential NOI of 2.1%. Chicago is finally showing a positive employment trend, albeit at a modest 0.4% rate, which is below the U.S. average. However, given the size of Chicago's employment base, the absolute number of new jobs is encouraging. On the supply side, the Chicago metro issued permits for 8,400 new multifamily units for the year ended November 2004, which represents 1.3% of the existing apartment stock, a 26% decrease from 2003. It should be noted that a significant portion of permits issued in Chicago are for "for-sale" housing that will not directly compete with "for-rent" product. AMLI's internal market research shows approximately 1,700 institutional grade apartment units currently under construction in the Chicago metropolitan area, a very small number of new units given the size of the market.

      For the full year ended December 31, 2004, compared to the same period of 2003, total revenues decreased 0.5%, operating expenses increased by 0.4% resulting in a 1.1% decrease in NOI. The decline in total revenues was due to a 0.3% and 2.6% decrease in rental income and other income, respectively.

      AUSTIN same store community total revenues, operating expenses and NOI for the fourth quarter of 2004 increased 1.4%, increased 5.8% and decreased 1.9%, respectively, compared to the same period in 2003. The increase in total revenues was primarily the result of a 1.5% gain in occupancy and an 11.0% increase in other income, as collected rents per occupied unit decreased by 0.9%. On a sequential basis comparing the current quarter to the third quarter of 2004, total revenues decreased by 1.6%, due to decreases in rental income, other income and occupancy of 0.2%, 16.9% and 0.2%, respectively. In addition, sequential operating expenses increased by 0.8%, resulting in a decrease in sequential NOI by 3.5%. However, both supply and demand fundamentals continue to improve in the region. On the demand side, approximately 7,100 jobs were added in the 12 months ended November 2004, a substantial change from the 4,600 job losses during the same period a year ago. On the supply side, permit activity remains relatively stable as 3,091 permits, representing 2.0% of existing apartments, were issued for the year ended November 2004.

      For the full year ended December 31, 2004, compared to the same period of 2003, total revenues decreased 2.6%, operating expenses increased by 5.0% resulting in an 8.4% decrease in NOI. The decline in total revenues was due to a 3.3% decrease in rental income, while other income increased 7.7%.

      KANSAS CITY same store community total revenues and NOI for the fourth quarter of 2004 decreased 0.7% and 10.7%, respectively, compared to the fourth quarter 2003, and operating expenses compared to last year increased 20.9%. The decrease in total revenues was the result of a decline in occupancy of 0.6% to 92.1% and a 0.4% decrease in other income, as collected rent per occupied unit remained unchanged. The increase in operating expenses was due to higher payroll, repairs and maintenance and real estate tax expenses. On a sequential basis comparing the fourth quarter of 2004 to the prior quarter, total revenues and NOI decreased 3.5% and 11.8%, respectively, and operating expenses increased 13.4%. The large increase in expenses simply reflects the fact that positive adjustments to real estate tax accruals occurred in the third quarter. Sequential rental income decreased 2.4%, reflecting a 2.5% drop in occupancy during the quarter, while collected rent per occupied unit increased by 0.2%. Other income also posted a sequential decrease, down 15.2% due to the slower seasonal leasing activity. Demand fundamentals in the Kansas City area are trending in the right direction, as there have been positive signs in both job growth and the number of multifamily permits in 2004. For the year ended November 2004 the Kansas City metro area gained 4,000 jobs, a positive 0.4% rate, and a marked improvement over the 8,900 jobs lost for the same period of a year ago. On the supply side, multifamily permits have trended down over the past year as authorized permits totaled 906 units for the year ended November 2004, a 66% decrease over the same period of a year ago, which represents a 0.7% increase to the existing apartment stock.

      For the full year ended December 31, 2004, compared to the same period of 2003, total revenues increased 0.9%, operating expenses decreased by 0.4% resulting in a 1.6% increase in NOI. The growth in total revenues was on the strength of an 11.3% increase in other income, as rental income was flat.

      INDIANAPOLIS same community total revenues increased 0.8%, operating expenses decreased 8.7% and NOI increased 7.5% for the fourth quarter 2004 compared to the same period of a year ago. Rental income on a year-over-year basis was flat, as collected rent per occupied unit and occupancy both fell 0.2%, while other income increased 12.8% due to higher termination fees and cable revenues. The decrease in operating expenses was primarily due to a positive adjustment to real estate taxes. Sequentially comparing the fourth quarter of 2004 to the prior quarter, total revenues decreased 1.4%, operating expenses decreased 22.5% and NOI increased 17.7%. The revenue decline was due to a 0.9% decrease in rental income as a result of 0.7% and 0.2% decreases in occupancy and collected rent per occupied unit, respectively. Other income also declined 7.3%. The significant decrease in operating expenses is primarily due to the timing of repairs and maintenance and landscaping projects, as well as positive adjustments to real estate taxes. Demand and supply fundamentals in Indianapolis continue to be a concern. The BLS reported job losses of 1,800 for the year ended November 2004, while 1,694 new multifamily permits, representing a 1.4% increase to the existing apartment stock, were authorized during the same period, still a 36.4% decrease from the prior twelve months.

      For the full year ended December 31, 2004, compared to the same period of 2003, total revenues decreased 0.4%, operating expenses decreased by 6.2% resulting in a 4.0% increase in NOI. The decline in total revenues was due to a 0.3% and 0.6% decrease in rental income and other income, respectively.

      HOUSTON same community total revenues, operating expenses and NOI for the fourth quarter 2004 increased 2.2%, decreased 6.4%, and increased 8.7%, respectively, compared to the same period in 2003. Rental income increased 1.3% mainly due to an increase in occupancy of 2.3%, while collected rent per occupied unit decreased 1.2%. Other income increased 19.4% over the same period last year due to an increase in termination and corporate home fees. On a sequential basis comparing the current quarter to the third quarter of 2004, total revenues decreased slightly by 0.1%, due to decreases in collected rent per occupied unit and other income of 0.6% and 13.3%, respectively, which was offset by a 1.4% improvement in occupancy. Houston continues to be faced with challenging supply fundamentals as permit activity remains high with 10,890 permits, representing 2.3% of existing stock, issued for the year ended November 2004. On the demand side, Houston is beginning to show signs of a solid economic rebound as the market registered an increase of approximately 30,600 jobs for the twelve months ended November 2004.

      For the full year ended December 31, 2004, compared to the same period of 2003, total revenues were flat, operating expenses increased by 0.3% resulting in a 0.3% decrease in NOI. The performance in total revenues was due to an 11.7% increase in other income, as rental income decreased 0.8%.

      DENVER same community total revenues decreased by 0.5%, operating expenses increased by 2.3% and NOI fell by 1.9% for the current quarter compared to the fourth quarter 2003. Rental income fell 1.5% due to continued weakness in the market, as collected rent per occupied unit declined 3.6%; however, occupancy improved to 92.8%, up 2.0% on a year over year basis, and other income increased 10.6% on higher fee collection in numerous categories. The increase in operating expenses is primarily due to higher payroll and utility costs. On a sequential basis comparing the current quarter to the third quarter of 2004, total revenues and operating expenses decreased and NOI increased 1.4%, 11.3% and 4.8%, respectively. The expense decrease was primarily due to lower repairs and maintenance, landscaping and administrative costs. Sequential rental income decreased 1.3% as collected rent per occupied unit fell 2.1% and occupancy increased 0.7%. Other income compared to last quarter decreased by 3.1% primarily due to slower seasonal leasing activity. The Denver/Boulder metro is beginning to see a strengthening of demand/supply fundamentals as job growth has turned positive and the authorization of multifamily permits has slowed dramatically. For the year ended November 2004, the metro area gained 14,200 jobs, a positive 1.1% growth rate, and authorized permits totaled 3,623 units, a 1.5% increase to the existing apartment stock, but a significant 42% decrease from the same period two years ago.

      For the full year ended December 31, 2004, compared to the same period of 2003, total revenues decreased 0.5%, operating expenses increased by 1.5% resulting in a 1.6% decrease in NOI. The decrease in total revenues was due to a decrease of 1.4% in rental income, as other income increased 9.9%.


OTHER COMMUNITY REVENUES

      Other community revenues include non-rental income items such as revenues from parking garages and carports, laundry facilities, washer/dryer rentals, phone and cable fees, vending, application fees, late fees, termination fees, month-to-month fees, pet charges and other such items.


TOTAL RENTAL COSTS PER SAME STORE APARTMENT HOME

      The following shows detail of rental expenses and total capital expenditures (excluding acquisition capital expenditures) for AMLI's same store wholly-owned communities for the years ended December 31, 2004 and 2003:

                                        Wholly-owned Communities
                               -----------------------------------------
                                      2004                   2003
                               -------------------   -------------------
                                 Total    Per Unit    Total     Per Unit
                                --------  --------   --------   --------
SAME STORE COMMUNITY
RENTAL EXPENSES
 Personnel. . . . . . . . . .   $  9,634     1,023      8,871        942
 Advertising and promotion. .      1,890       201      1,862        198
 Utilities. . . . . . . . . .      2,750       292      2,746        292
 Building repairs and
  maintenance . . . . . . . .      4,386       466      4,083        434
 Contract services. . . . . .        856        91        915         97
 Landscaping and grounds
  maintenance . . . . . . . .      1,700       180      1,790        190
 Real estate taxes. . . . . .     10,860     1,153     11,771      1,250
 Insurance. . . . . . . . . .      1,608       171      1,654        175
 Property management fees . .      2,584       274      2,594        275
 Other rental expenses. . . .        923        98        810         86
                                --------  --------    -------    -------
    Total . . . . . . . . . .   $ 37,191     3,949     37,096      3,939
                                ========  ========    =======    =======

                                        Wholly-owned Communities
                               -----------------------------------------
                                      2004                   2003
                               -------------------   -------------------
                                 Total    Per Unit    Total     Per Unit
                                --------  --------   --------   --------
Operating capital
  expenditures. . . . . . . .   $  4,102       436      2,689        286
                                ========  ========   ========   ========
Number of same store
  apartment homes . . . . . .      9,417
                                ========
Number of same store
  communities . . . . . . . .         25
                                ========


      The following provides additional detail for certain of the above expenditures for the years ended December 31, 2004 and 2003.

                                      2004                   2003
                               -------------------   -------------------
                                 Total    Per Unit    Total     Per Unit
                                --------  --------   --------   --------
SAME STORE BUILDING REPAIRS
AND MAINTENANCE
 Painting . . . . . . . . . .   $  1,476       157      1,428        152
 Carpet, vinyl, wallpaper
   and mini-blinds. . . . . .        716        76        722         77
 Carpentry, glass and
   hardware . . . . . . . . .        370        39        382         41
 HVAC, plumbing and
   electrical . . . . . . . .        527        56        502         53
 Parking lots and amenity
   areas. . . . . . . . . . .        682        72        398         42
 Other repairs and
   maintenance. . . . . . . .        615        66        651         69
                                --------  --------   --------   --------
   Total. . . . . . . . . . .   $  4,386       466      4,083        434
                                ========  ========   ========   ========

      The following shows detail of rental expenses and total capital expenditures (excluding acquisition capital expenditures) for AMLI's same store co-investment communities, at 100%, for the years ended December 31, 2004 and 2003.

                                       Co-investment Communities
                               -----------------------------------------
                                      2004                   2003
                               -------------------   -------------------
                                 Total    Per Unit    Total     Per Unit
                                --------  --------   --------   --------
SAME STORE COMMUNITY
RENTAL EXPENSES
 Personnel. . . . . . . . . .   $ 10,318     1,017      9,948        980
 Advertising and promotion. .      2,024       199      2,072        204
 Utilities. . . . . . . . . .      2,903       286      3,000        296
 Building repairs and
  maintenance . . . . . . . .      3,970       391      3,337        329
 Contract services. . . . . .      1,306       129      1,198        118
 Landscaping and grounds
  maintenance . . . . . . . .      1,774       175      1,925        190
 Real estate taxes. . . . . .     13,556     1,336     13,377      1,319
 Insurance. . . . . . . . . .      1,775       175      1,833        181
 Property management fees . .      4,340       428      4,332        427
 Other rental expenses. . . .      1,194       118      1,020        100
                                --------  --------    -------    -------
    Total . . . . . . . . . .   $ 43,160     4,254     42,042      4,144
                                ========  ========    =======    =======

                                       Co-investment Communities
                               -----------------------------------------
                                      2004                   2003
                               -------------------   -------------------
                                 Total    Per Unit    Total     Per Unit
                                --------  --------   --------   --------
Operating capital
  expenditures. . . . . . . .   $  2,294       226      2,410        238
                                ========  ========   ========   ========
Number of same store
  apartment homes . . . . . .     10,145
                                ========
Number of same store
  communities . . . . . . . .         26
                                ========


      The following provides additional detail for certain of the above expenditures for the years ended December 31, 2004 and 2003.

                                      2004                   2003
                               -------------------   -------------------
                                 Total    Per Unit    Total     Per Unit
                                --------  --------   --------   --------
SAME STORE BUILDING REPAIRS
AND MAINTENANCE
 Painting . . . . . . . . . .   $  1,522       150      1,031        101
 Carpet, vinyl, wallpaper
   and mini-blinds. . . . . .        628        62        585         58
 Carpentry, glass and
   hardware . . . . . . . . .        211        21        190         19
 HVAC, plumbing and
   electrical . . . . . . . .        408        40        363         36
 Parking lots and amenity
   areas. . . . . . . . . . .        462        45        407         40
 Other repairs and
   maintenance. . . . . . . .        739        73        761         75
                                --------  --------   --------   --------

   Total. . . . . . . . . . .   $  3,970       391      3,337        329
                                ========  ========   ========   ========


SAME STORE OPERATING CAPITAL EXPENDITURES

      In general, AMLI expenses any expenditure less than $2.5. The following summarizes capital expenditures incurred in connection with AMLI's portfolio of same store communities (excluding Communities acquired/contributed to partnerships), for the years ended December 31, 2004 and 2003.

                                        Wholly-owned Communities
                               -----------------------------------------
                                      2004                   2003
                               -------------------   -------------------
                                 Total    Per Unit    Total     Per Unit
                                --------  --------   --------   --------
SAME STORE CAPITAL
EXPENDITURES
 Carpet . . . . . . . . . . .   $  1,642       174      1,624        173
 Land and building
  improvements. . . . . . . .      1,817       193        488         52
 Other. . . . . . . . . . . .        643        69        577         61
                                --------  --------   --------    -------
    Total . . . . . . . . . .   $  4,102       436      2,689        286
                                ========  ========   ========    =======

                                   Co-investment Communities at 100%
                               -----------------------------------------
                                      2004                   2003
                               -------------------   -------------------
                                 Total    Per Unit    Total     Per Unit
                                --------  --------   --------   --------
SAME STORE CAPITAL
EXPENDITURES
 Carpet . . . . . . . . . . .   $  1,519       150      1,507        149
 Land and building
  improvements. . . . . . . .        313        31        422         42
 Other. . . . . . . . . . . .        462        45        481         47
                                --------  --------   --------    -------
    Total . . . . . . . . . .   $  2,294       226      2,410        238
                                ========  ========   ========    =======


OTHER CAPITAL EXPENDITURES

      In addition to costs incurred to develop or acquire communities, AMLI has made capital expenditures for all wholly-owned communities and information technology as follows:

                                                     Years Ended
                                                     December 31,
                                                --------------------
                                                  2004        2003
                                                --------    --------
Operating capital expenditures. . . . . . . .   $  5,346       3,878
Information technology costs. . . . . . . . .      1,991       2,965
                                                --------    --------
                                                $  7,337       6,843
                                                ========    ========


COMPARATIVE RESULTS OF OPERATIONS

      The following table shows comparative results of operations for the years ended December 31, 2004, 2003 and 2002:

                                       2004         2003         2002
                                     --------     --------     --------
Rental and other income . . . . .    $126,900       88,260       78,982
Service Companies . . . . . . . .      46,084       70,962        --
Fee income. . . . . . . . . . . .       1,824        2,357        3,875
Interest and share of loss
  from the Service Companies. . .       --           --             298
                                     --------     --------     --------
                                      174,808      161,579       83,155
                                     --------     --------     --------
Expenses:
  Community rental. . . . . . . .      56,060       38,281       32,202
  Service Companies . . . . . . .      47,945       70,836        --
  Depreciation. . . . . . . . . .      36,617       19,989       15,672
  General and administrative. . .       7,301        5,910        5,129
  Provision for loss on
    land held for development
    or sale . . . . . . . . . . .         150          150          550
                                     --------     --------     --------
                                      148,073      135,166       53,553
                                     --------     --------     --------

                                       2004         2003         2002
                                     --------     --------     --------
Other income and expenses:
  Income from partnerships. . . .       3,435        5,831        7,604
  Share of gains on sales
    of partnership communities. .       2,648        6,284        1,283
  Other income. . . . . . . . . .       1,378        1,037          886
  Impairment of an investment
    in a partnership. . . . . . .       --          (1,191)       --
  Interest and amortization
    of deferred costs . . . . . .     (30,353)     (23,340)     (22,757)
  Prepayment penalty and
    write-off of unamortized
    deferred financing costs
    relating to extinguishment
    of debt . . . . . . . . . . .      (1,121)       --           --
                                     --------     --------     --------
                                      (24,013)     (11,379)     (12,984)
                                     --------     --------     --------
Income from continuing
  operations before minority
  interest. . . . . . . . . . . .       2,722       15,034       16,618
Minority interest . . . . . . . .        (294)         839        1,468
                                     --------      -------      -------
Income from continuing
  operations. . . . . . . . . . .       3,016       14,195       15,150
                                     --------      -------      -------
Income from discontinued
  operations, net of minority
  interest. . . . . . . . . . . .       6,137        6,796        9,541
Gains on sales of rental
  communities, net of
  minority interest . . . . . . .      48,849        5,113       15,664
Gain on extinguishment of
  debt for a community sold,
  net of minority interest. . . .       4,423        --           --
                                     --------      -------      -------
Income from discontinued
  operations, net of minority
  interest. . . . . . . . . . . .      59,409       11,909       25,205
                                     --------      -------      -------
Net income. . . . . . . . . . . .    $ 62,425       26,104       40,355
                                     ========      =======      =======


COMPARISON OF YEAR ENDED DECEMBER 31, 2004 TO YEAR ENDED DECEMBER 31, 2003

      Income from continuing operations before minority interest decreased to $2,722 for the year ended December 31, 2004 from $15,034 for the same period a year ago. This decrease is largely due to a $16,628 increase in depreciation, which nearly doubled the amount in 2003, and a $7,013 increase in interest expense. Community rental revenues including rental-related other income increased by $38,640, or 43.8%, and community rental expenses increased by $17,779, or 46.4%, in 2004 compared to 2003. These increases resulted in a $20,861, or 41.7%, increase in operating income from the communities. These increases in community revenues and operating expenses were primarily from eight communities acquired during the second half of 2003 that contributed a full year of operating results and from ten communities acquired in 2004, four of which were acquired in January and April 2004. These acquisitions (a total of 18 communities) and the allocation of a portion of the acquisition costs to the existing leases at the communities acquired, which is depreciated over a shorter period of time, resulted in a significant increase in depreciation. Interest increased as a result of additional borrowings from the primary line of credit and two additional mortgages that were used to fund AMLI's acquisition activities plus a $502 prepayment penalty and a $619 write-off of unamortized deferred financing costs. The increase in depreciation and interest substantially negated the increase in community NOI.

      Revenues of the Service Companies, which consist primarily of construction revenues, property management fees, corporate homes and ancillary services income, were significantly lower in 2004 than the year earlier. The $24,878, or 35.1%, decrease in revenues was primarily due to a significant reduction in construction activity for our co-investment partnerships and a decrease in the co-investment community portfolio under management. Three co-investment communities were sold in the second half of 2003 and one in January 2004. AMLI acquired the interests it did not already own in eight co-investment communities in 2003, three communities were acquired in 2004 and four communities were sold to third parties during the same period.

      Fee income was $533, or 22.6%, lower in 2004 compared to a year ago due primarily from reduced co-investment development activities in 2004 and disposition fees earned on the sales of three co-investment communities in 2003 and none in 2004.

      AMLI's share of income from partnerships was $2,396, or 41.1%, lower in 2004 than 2003, as a result of sales of communities in late 2003 and January 2004 to third parties and AMLI's acquisition of its co-investment partners' interests in communities it did not already own. AMLI's share of gains on sales of partnership communities was $3,636, or 57.9%, lower in 2004 than 2003 because only one community was sold in 2004 compared to three communities sold in 2003.

      Interest expense including amortization of financing costs, net of amounts capitalized for communities under development, increased to $30,353 from $23,340, or 30.0%. The increase was primarily due to mortgages assumed by AMLI upon purchase of interests in AMLI at Danada (which was increased by $20,000 shortly after acquisition) and AMLI at Oak Bend in the fourth quarter of 2003. Three other first mortgages assumed by AMLI upon acquisition of our partners' interest in the communities were repaid in full after the acquisition dates. In addition, in May and July 2004, AMLI closed on two new loans secured by AMLI on Eldridge Parkway, a community acquired in 2004, and AMLI at Riverbend, respectively. In June 2004, AMLI refinanced its AMLI at Park Creek loan, paid a $502 prepayment penalty upon closing of this refinancing and wrote-off $619 in unamortized deferred costs associated with placing the original loan, and these amounts have been recorded as expense for both financial statement and FFO purposes. These increases in indebtedness were offset by repayments of the unsecured primary line of credit from proceeds of a $110,000 four-year floating-rate term loan which closed in December 2004, $94,493 in net proceeds of the common shares offering in March 2004, proceeds from sales of wholly-owned communities and share of proceeds from sales and refinancing of co-investment communities, which were not used for AMLI's acquisition activities.

      General and administrative expenses increased by $1,391, or 23.5%, in 2004 compared to the same period a year ago. The increase was primarily due to approximately $1,100 of professional fees incurred in connection with complying with the Sarbanes-Oxley Act, higher personnel costs incurred in connection with the closing of our Indianapolis office and increased share-based compensation expense. These increases were substantially offset by the reversal of the accrual for the Performance Incentive Plan for the five most senior executive officers and reduction of estimated year-end compensation.

COMPARISON OF YEAR ENDED DECEMBER 31, 2003 TO YEAR ENDED DECEMBER 31, 2002

      Income from continuing operations before minority interest decreased slightly by $1,584, or 9.5%, for the year ended December 31, 2003 compared to the same period a year ago. This decrease is primarily due to a $4,317 increase in depreciation, a $1,191 impairment of an investment in a partnership and a $1,518 decrease in fee income from partnerships, offset in part by a $5,001 increase in share of gains from sales of partnerships' communities and increase in net operating income, from communities acquired. The allocation of a portion of the acquisition costs to the existing leases at the communities acquired, which is depreciated over a shorter period of time, resulted in an increase in depreciation. Community rental revenues including rental-related other income increased by $9,278, or 11.7%, and community rental expenses increased by $6,079, or 18.9%, in 2003 compared to 2002. The resulting $3,199 increase in net operating income was from 3,404 apartment homes acquired from our co-investment partnerships, 180 apartment homes acquired from third parties and a 322-unit community, which was developed by AMLI, that reached stabilized occupancy.

      The Service Companies became consolidated subsidiaries on December 31, 2002 and share of income from these unconsolidated subsidiaries were reported on the equity method in 2002.

      Fee income was $1,518, or 39.2%, lower in 2003 compared to a year ago due primarily to a $1,025 decrease in development fees as a result of reduced co-investment development activities and lack of co-investment acquisitions in 2003 compared to $401 earned acquisition fees in 2002.

      General and administrative expenses increased by $781, or 15.2%, in 2003 compared to the same period a year ago. The increase was primarily due to approximately $300 of professional fees incurred in connection with corporate governance compliance work that was started in 2003 and approximately $330 higher share-based compensation expense.

      The Company recorded an expense of $150 and $550 in 2003 and 2002, respectively, as provisions for possible loss on land inventory due to a decrease in value on some land parcels located in Kansas and Texas.

      Share of income from partnership communities decreased by $1,773 primarily from the communities in which AMLI had interests that ranged from 10%-35% that became 100% owned by AMLI as the remaining interests were acquired by AMLI in 2003. AMLI's share of gains on sales of partnership communities increased by $5,001 due to larger communities (containing more apartment homes) sold and higher cap rates realized on the 2003 sales. The impairment of an investment in a partnership was from the write-off in 2003 of AMLI's investment in a partnership when we have determined that recovery of our investment was no longer probable.

      Interest expense including amortization of financing costs, net of amounts capitalized for communities under development, increased slightly. Cost of communities acquired were in the latter part of 2003 and were largely funded by AMLI's common stock offering in November 2003, net sale proceeds of communities sold and share of net proceeds from refinancing and sales of partnership communities. Three first mortgages assumed by AMLI upon acquisition of our partners' interest in the communities, which carried higher interest rates than our primary line of credit, were repaid in full after the acquisition dates.

      Gains on sales of wholly-owned rental communities were lower in 2003 than in 2002 due primarily from sales of two communities in 2003 that contained 326 apartment homes, compared to 908 apartment homes sold in two communities in 2002. One of the communities sold in 2002 for approximately $24,600 was acquired by AMLI in 2000 for $20,000, which contributed to the higher gain in 2002.

LIQUIDITY AND CAPITAL RESOURCES

      AMLI has in the normal course of business incurred a variety of contractual obligations, including repayment obligations pursuant to loan agreements, payments required pursuant to interest rate risk management agreements, payments required pursuant to leases (all of which are operating leases), and estimated costs associated with completing residential communities under development. These "Contractually Committed Obligations" are summarized as follows:
                                                                After
                   Total     2005    2006     2007     2008     2008
                  -------- ---------------- -------- -------- --------
Debt:
 Conventional
  mortgages . . . $398,401   37,562  58,564   79,147   15,050  208,078
 Credit
  facilities/
  Term loan . . .  236,000    --    126,000    --     110,000    --
 Tax-exempt
  debt. . . . . .    9,500    --      --       --       --       9,500
 Other. . . . . .   10,000   10,000   --       --       --       --
                  -------- ---------------- -------- -------- --------
                   653,901   47,562 184,564   79,147  125,050  217,578
                  -------- ---------------- -------- -------- --------
Interest
 payments:
 Conventional
  mortgages . . .  123,246   24,867  20,805   14,985   12,706   49,883
 Credit
  facilities/
  Term loan (1) .   20,600    5,942   5,815    4,414    4,429    --
 Tax-exempt
  debt. . . . . .   10,040      355     384      400      424    8,477
 Other. . . . . .    1,813      263     335      367      396      452
                  -------- ---------------- -------- -------- --------
                   155,699   31,427  27,339   20,166   17,955   58,812
                  -------- ---------------- -------- -------- --------
Other:
 Interest
  rate risk
  management
  agreements. . .    1,905    1,020     606      223       56    --
 Operating
  leases. . . . .    4,451    1,018   1,016    1,050      936      431
 Residential
  communities
  under develop-
  ment. . . . . .   15,578   15,578   --       --       --        --
                  -------- ---------------- -------- -------- --------
                    21,934   17,616   1,622    1,273      992      431
                  -------- ---------------- -------- -------- --------
    Total . . . . $831,534   96,605 213,525  100,586  143,997  276,821
                  ======== ================ ======== ======== ========

   (1) Includes interest computed at floating interest rates projected by management, based on amounts outstanding at December 31, 2004, through the stated maturity of the respective loans.

      At December 31, 2004, AMLI had $5,118 in cash and cash equivalents, $114,000 in availability under its $240,000 primary unsecured line of credit and $9,516 available under its secondary unsecured line of credit. Borrowings under the primary and secondary lines of credit bear interest at a rate of LIBOR plus 1.00% and LIBOR plus 1.20%, respectively. AMLI has fixed the base rate on up to $45,000 at an average rate of 4.47% and has paid $927 to limit the base rate on $15,000 to 4.0% of borrowings on its primary line of credit, all of which commenced in April 2004.
Additionally, AMLI has fixed the base rate on $100,000 of borrowings on its $110,000 four-year term loan at an average rate of 4.99% under interest rate swap contracts that will commence in July 2005. Interest rate swap contracts that fixed the interest rate on an additional $25,000 at 6.42% expired in September and October 2004. At December 31, 2004, 25 of AMLI's 44 wholly-owned stabilized communities are unencumbered.

      Summary information on AMLI's cash flows is as follows:

                                           Years Ended December 31,
                                    -----------------------------------
                                       2004         2003         2002
                                     --------     --------     --------
  Net cash provided by
    operating activities. . . . .    $ 68,491       62,313       57,564
  Net cash provided by
    (used in) investing
    activities. . . . . . . . . .    (195,362)    (191,782)      11,224
  Net cash provided by
    (used in) financing
    activities. . . . . . . . . .     126,052      129,368      (68,642)

      Net cash provided by operating activities increased by $6,178 in 2004 compared to 2003, which resulted primarily from higher rental revenues from a larger portfolio of wholly-owned communities offset in part by an increase in rental expenses. The communities acquired in the last quarter of 2003 and in 2004 increased operating cash flows, which were reduced in part by communities sold during the same period. Interest expense increased due to loans assumed by AMLI in late 2003 in connection with communities acquired and new loans closed in 2004, which funded AMLI's acquisition activities. Lower cash distributions received from partnerships as a result of lower cash flows from co-investment communities' operations further reduced cash flows from operating activities. Three of the ten communities acquired by AMLI were co-investment communities, which resulted in lower cash flows from co-investment partnerships. In addition, in 2004 AMLI paid approximately $1,200 for Performance Incentive Plan liability and paid approximately $1,000 of cost associated with complying with the new laws on corporate governance.

      Net cash used in investing activities in 2004 was $3,580 higher than in 2003. The difference was primarily attributable to the acquisition of ten wholly-owned communities, seven of which were from third parties and three were from co-investment partnerships. This increase in investing activity was funded by a collection in February 2004 of a $28,530 purchase money note in connection with the sale of two wholly-owned rental communities in December 2003 and return of capital from partnerships from refinancing and sale proceeds of rental communities. Expenditures for development activities in 2004 were $15,428 lower than in 2003, while capital expenditures for existing communities and information technology increased by $4,655 in 2004 compared to 2003. During 2004, acquisition activities increased by $119,663 that were substantially offset by $88,327 increased disposition activities in 2004.

      Net cash provided by financing activities was $3,316 lower in 2004 compared to 2003. The change resulted primarily from AMLI's higher repayments of its unsecured primary line of credit, net of borrowings, and higher dividends paid due to increased number of outstanding shares. The decrease was partially offset by $94,493 proceeds, net of offering costs, from AMLI's equity offering of 3,450,000 shares of its common stock issued to the public during the first quarter of 2004. During 2004, AMLI closed on two loans aggregating approximately $77,700 secured by two rental communities and refinanced a loan of another community. AMLI paid a $502 prepayment penalty in connection with the refinancing of this loan. In addition, AMLI received $5,400 from the extinguishment of AMLI at Spring Creek debt in connection with the sale of the community.

      Management is of the opinion that AMLI's current access to debt and equity capital is adequate to fund its near-term growth objectives. The achievement of AMLI's longer-term growth objectives will be dependent upon future access to debt and equity capital, including co-investment debt and equity, and AMLI's ability to sell communities.

      AMLI most recently issued 3,450,000 common shares in a public offering, which closed in March 2004, and anticipates funding its future acquisition and development activities by one or more of a combination of:
(i) raising public equity capital; (ii) raising additional equity from its co-investment partners; (iii) selectively selling communities; and (iv) selectively increasing indebtedness. In 2004, AMLI generated $2,901 of funds from operations ("FFO") in excess of $57,745 dividends paid.

      AMLI is not committed to fund any acquisitions for which it does not have available capital, and AMLI's aggregate unfunded equity capital requirements, net of availability under construction loans and joint venture partners' contributions, is $15,578 for all five communities under development or in lease-up.

      During 2004, AMLI sold six communities, including one owned by a co-investment partnership, for aggregate net sales proceeds of $179,011, which generated net proceeds to AMLI of $150,538. Substantially all of these proceeds were used to acquire interests in ten communities, three of which were the acquisitions of the partnership interests AMLI did not already own in these communities.

      During 2004, AMLI closed on $77,709 of permanent financing on two wholly-owned communities. AMLI received $5,500 as a return of capital from proceeds of a partnership mortgage loan which funded in April 2004. In December 2004, AMLI closed on a $110,000 four-year term loan, the proceeds of which were used in part to pay-off a 90-day $40,000 bridge loan and the remainder was used to pay down our primary line of credit. In February 2004, AMLI prepaid, without penalty, mortgage loans totaling $13,170 encumbering two wholly-owned communities that were maturing shortly.

      AMLI has no liabilities, contingent or otherwise, that management believes it cannot retire or fund in the ordinary course of business.


DIVIDENDS AND DISTRIBUTIONS

      AMLI has paid regular cash dividends since its formation in 1994 and expects to pay quarterly dividends primarily from cash available for distribution. Until distributed, funds available for distribution are used to temporarily reduce outstanding balances on AMLI's revolving lines of credit.

      AMLI expects to meet its short-term liquidity requirements by using its working capital and any portion of net cash flows from operations not distributed currently. AMLI believes that its future net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by AMLI in accordance with REIT requirements. AMLI's current distribution payment level equals an annual rate of $1.92 per common share.

      AMLI believes it qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to Federal income taxation on that portion of its income that qualifies as REIT taxable income, excluding any net capital gain, to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. In 2003 and 2004, AMLI distributed more than 100% of its taxable income. Approximately 88% of the 2004 distributions to the common shareholders were taxable (approximately 43% as ordinary income and approximately 45% as capital gain) and the remaining approximate 12% represented a return of capital. Accordingly, no provision has been made for Federal income taxes for AMLI in 2004 and 2003.

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

      Management believes that the non-GAAP financial measure FFO provides useful information to investors because it measures performance without regard to gains on sale and certain non-cash charges, principally depreciation. Gains from sales of investment communities, in particular, can occur to varying degrees in a given year or for a particular real estate investment trust. Such gains may result from assets held for a long period or from a relatively shorter period. Accordingly, AMLI believes it is informative to use FFO (which is both widely-accepted in the REIT investment community and computed in accordance with the methodology set forth in the April 1, 2002 White Paper published by the National Association of Real Estate Investment Trusts), in order to permit meaningful comparisons of AMLI's results from one accounting period to the next, and of AMLI's results compared to others in its industry. Management uses FFO per share information to measure its performance, changes in its performance, and its performance compared to its competitors. AMLI believes FFO per share provides useful performance information to investors which may be compared to that reported by its competitors. AMLI's management uses this measure to benchmark its overall results by comparing its performance to that of its peers, and to supplement its communication of operating performance to the investment community, whose financial analysts also use FFO as a measure of performance.

      FFO for the years ended December 31, 2004, 2003 and 2002 is reconciled to net income as follows:

                                        2004         2003         2002
                                     ----------   ----------   ----------

  Net income. . . . . . . . . . . .  $   62,425       26,104       40,355
  Income from discontinued
    operations, net of
    minority interest . . . . . . .      (6,137)      (6,796)      (9,541)
  Gains on sales of rental
    communities, net of
    minority interest . . . . . . .     (48,849)      (5,113)     (15,664)
  Gain on extinguishment of
    debt for a community sold,
    net of minority interest. . . .      (4,423)       --           --
  Minority interest . . . . . . . .        (294)         839        1,468
                                     ----------   ----------    ---------
  Income from continuing
    operations before
    minority interest . . . . . . .       2,722       15,034       16,618
  Income from discontinued
    operations before
    minority interest . . . . . . .       6,583        8,015       11,506
  Gain on extinguishment of
    debt for a community sold . . .       5,400        --           --
  Write-off of unamortized
    deferred financing costs. . . .        (677)       --           --
  Depreciation (1). . . . . . . . .      38,768       25,610       21,246
  Share of partnerships'
    depreciation. . . . . . . . . .      10,498       11,840       12,011
  Share of gains on sales of
    co-investment communities . . .      (2,648)      (6,284)      (1,283)
                                     ----------   ----------   ----------
  FFO (2) . . . . . . . . . . . . .  $   60,646       54,215       60,098
                                     ==========   ==========   ==========
  Weighted average shares
    and OP units including
    dilutive shares . . . . . . . .  30,355,430   25,457,410   25,592,864
                                     ==========   ==========   ==========

      (1) Includes discontinued operations of $2,151, $5,621 and $5,574 for the years ended December 31, 2004, 2003 and 2002, respectively.

      (2) Non-cash impairment loss of $1,191 recorded as a charge against net income in the six-month period ended June 30, 2003 had previously not been recorded as a charge against FFO. As a result of guidance from the Securities and Exchange
            Commission, FFO for the year ended December 31, 2003 has been revised to include this charge.


      Reconciliation of the weighted average number of shares used in the computation of diluted EPS with the weighted average number of shares and OP units used in the computation of FFO per share is as follows:

                                        2004         2003         2002
                                     ----------   ----------   ----------
  Weighted average shares and
    OP units as shown in table
    above . . . . . . . . . . . . .  30,355,430   25,457,410   25,592,864
  Weighted average preferred
    shares. . . . . . . . . . . . .  (3,857,469)  (3,945,721)  (3,997,776)
  Weighted average OP units . . . .  (1,699,865)  (3,246,710)  (3,654,733)
                                     ----------   ----------   ----------
  Weighted average common
    shares for EPS calculation. . .  24,798,096   18,264,979   17,940,355
                                     ==========   ==========   ==========

      AMLI expects to meet certain long-term liquidity requirements such as scheduled debt maturities and repayment of loans for construction, development and acquisition activities through the issuance of long-term secured and unsecured debt and additional equity securities of AMLI or OP units or through sales of assets. As of December 31, 2004, AMLI had $204,090 that it may issue as common shares or preferred shares in the future under its shelf registration statement filed late in 2003.


AMLI INDEBTEDNESS

      AMLI seeks to maintain a relatively modest amount of leverage and measures its leverage and coverage ratios for the Company. At December 31, 2004, AMLI had $653,901 of debt outstanding. Debt to total market capitalization was 39.7%.


OFF BALANCE SHEET ARRANGEMENTS

      A co-investment community may be owned free of debt or subject to indebtedness, depending upon the capital structure mutually agreed to by AMLI and its partner. Other than short-term construction financing loans from AMLI, all partnerships' debt will generally be non-recourse, long-term, fixed-rate mortgage loans.


      At December 31, 2004 the debt of AMLI and co-investment partnerships at 100% is as follows:

AMLI:
----
                                                Weighted
                                     Percent    Average    Years to
                                       of       Interest   Maturity
Type of Indebtedness       Balance    Total     Rate (1)     (2)      Secured   Unsecured   Fixed     Variable
--------------------       --------  --------   --------   --------   --------  ---------  --------   --------
Conventional
  mortgages . . . . . .    $398,401     60.9%       6.2%        4.7    398,401      --      398,401      --
Credit facilities . . .     236,000     36.1%       3.9%        2.6      --       236,000   160,000     76,000
Tax-exempt debt . . . .       9,500      1.5%       2.6%        1.0      --         9,500     --         9,500
Other . . . . . . . . .      10,000      1.5%       1.9%        0.0      --        10,000     --        10,000
                           --------  --------   --------   --------   --------   --------  --------   --------
    Total . . . . . . .    $653,901    100.0%       5.3%        3.8    398,401    255,500   558,401     95,500
                           ========  ========   ========   ========   ========   ========  ========   ========
Percent of total. . . .                                                  60.9%      39.1%     85.4%      14.6%
                                                                      ========   ========  ========   ========

CO-INVESTMENT PARTNERSHIPS AT 100%:
----------------------------------
                                                Weighted
                                     Percent    Average    Years to
                                       of       Interest   Maturity
Type of Indebtedness       Balance    Total     Rate (1)     (2)      Secured   Unsecured   Fixed     Variable
--------------------       --------  --------   --------   --------   --------  ---------  --------   --------
Conventional
  mortgages . . . . . .    $562,095     91.2%       7.0%        5.4    562,095      --      562,095      --
Construction financing.      54,427      8.8%       5.2%        4.8     54,427      --        6,797     47,630
                           --------  --------   --------   --------   --------   --------  --------   --------
    Total . . . . . . .    $616,522    100.0%       6.9%        5.4    616,522      --      568,892     47,630
                           ========  ========   ========   ========   ========   ========  ========   ========
Percent of total. . . .                                                 100.0%       0.0%     92.3%       7.7%
                                                                      ========   ========  ========   ========

  (1) The weighted average interest rate for variable rate debt reflects (i) the variable rate in effect on the last day of the period, (ii) the effective fixed interest rates on swaps, and (iii) each financing's respective lender credit spread.

  (2) Years to maturity reflects the expiration date of the credit enhancements supporting tax-exempt debt, not the actual maturity dates of the bonds, which are in 2024.


      Variable-rate debt includes AMLI's unsecured lines of credit and one unsecured tax-exempt bond issue. See the section on "Derivatives" for a discussion of the hedges associated with our primary line of credit and our term loan. AMLI's lines of credit and term loan covenants include leverage, coverage and other covenants typically found in line of credit and loan agreements provided by commercial banks to publicly-traded apartment REITs. AMLI monitors its compliance of the covenants and does not believe that it will breach any of them in the ordinary course of business. A breach of a material financial covenant would normally result in the inability of AMLI to continue to have funds available under the line, until the default was remedied or the condition waived by the lender(s).

      AMLI currently has an investment grade rating of Baa3 from Moody's Investor Service ("Moody's"). The primary purpose of the rating is to support lower pricing on AMLI's credit facilities. AMLI believes that it is in its best interest to maintain an investment grade rating and will, over time, likely seek to obtain one or more from the other nationally recognized rating services. The only direct impact of AMLI losing, or giving up, its investment grade rating, would be an increase in the loan spread on AMLI's credit facilities.

      In general, Moody's and AMLI's unsecured lenders place certain financial and operating constraints on AMLI; however, AMLI does not believe that they interfere, in any material way, with AMLI's ability to conduct its business. AMLI believes that it does not need either unsecured debt availability or an investment grade rating to effectively conduct its business. However, AMLI chooses to maintain and pursue both, in order to create as much flexibility in sourcing debt capital as is reasonably possible. AMLI currently has excellent access to debt capital and believes that it will continue to do so in the foreseeable future, absent a material unforeseen disruption in the capital markets.


DEVELOPMENT ACTIVITIES

      At December 31, 2004, AMLI has made capital contributions totaling $18,119 to the co-investment partnerships that have 1,034 units under development or in lease up. AMLI anticipates funding all of its $160 remaining commitment, net of its share of availability under construction loans. Including wholly-owned development, by the OP and Amrescon, AMLI's unfunded capital contributions to complete the 1,945 apartment homes is estimated at $15,578.

      AMLI (including the Service Companies) owns land in Ft. Worth, Austin and Houston, Texas; Atlanta, Georgia; Kansas City, Kansas and near Indianapolis, Indiana, which is being held for the development of apartment homes, or for sale. In addition, AMLI has made earnest money deposit for a land parcel located in Kansas City, Kansas.

      AMLI has started active development planning for its land parcels in Atlanta, Kansas City and Austin. Construction has begun on a 360 apartment home development in Las Colinas, Texas. AMLI believes that it is now a favorable time to start development activities in these submarkets. AMLI has postponed active development planning for some of its land parcels in Houston and Forth Worth, Texas, until conditions in those particular submarkets are more favorable for development. AMLI expensed costs associated with carrying these land parcels in the years 2002 through 2004.

INFLATION

      Inflation has been low for the past several years. AMLI's apartment leases at its communities are typically for six or twelve months' duration.

Absent other market influences, this enables AMLI to reset rental rates relatively often, thereby passing along inflationary increases in its rental expenses on a timely basis. However, in the last two years other market influences have not permitted AMLI to increase rents commensurate with increases in operating expenses, with a resultant decrease in some communities' NOI and earnings during these periods. In 2004, occupancies at AMLI's communities have generally increased while rental rates have stabilized in some markets, as most of AMLI's markets have shown job growth.

      An increase in general price levels may be accompanied by an increase in interest rates. At December 31, 2004, AMLI's exposure to rising interest rates was mitigated by the existing debt level of approximately 39.7% of AMLI's total market capitalization; the high percentage of intermediate-term fixed-rate debt (60.9% of total debt); and the use of interest rate swaps and caps to effectively fix or limit the interest rate on floating-rate borrowings through April 2009 (9.2% of total debt) and December 2009 (15.3% of total debt).


DISCONTINUED OPERATIONS

      There were five wholly-owned rental communities sold and four wholly-owned communities held for sale during the year ended December 31, 2004. Two wholly-owned rental communities each were sold in 2003 and 2002. Communities held for sale by partnerships accounted for using the equity method of accounting are not discontinued operations under the provisions of SFAS 144. Condensed financial information of the results of operations for these wholly-owned communities is as follows:

                                             Years Ended December 31,
                                           ----------------------------
                                              2004      2003      2002
                                            -------   -------   -------
Total community revenues. . . . . . . . .   $17,144    29,625    33,219
                                            -------   -------   -------

Community rental expenses . . . . . . . .     8,015    13,106    13,689
Depreciation expense. . . . . . . . . . .     2,151     5,621     5,574
Interest and amortization of
  deferred costs. . . . . . . . . . . . .       395     2,883     2,450
                                            -------   -------   -------
Total expenses. . . . . . . . . . . . . .    10,561    21,610    21,713
                                            -------   -------   -------
Income from discontinued operations
  before minority interest. . . . . . . .     6,583     8,015    11,506

Minority interest . . . . . . . . . . . .       446     1,219     1,965
                                            -------   -------   -------
Income from discontinued
  operations, net of minority
  interest. . . . . . . . . . . . . . . .     6,137     6,796     9,541

Gains on sales of rental communities,
  net of minority interest. . . . . . . .    48,849     5,113    15,664

Gain on extinguishment of debt for a
  community sold, net of minority
  interest. . . . . . . . . . . . . . . .     4,423     --        --
                                            -------   -------   -------
Income from discontinued
  operations, net of minority
  interest. . . . . . . . . . . . . . . .   $59,409    11,909    25,205
                                            =======   =======   =======

OTHER MATTERS

      Derivative instruments reported in the consolidated balance sheet as of December 31, 2004 consist of derivative assets of $548 and derivative liabilities of $1,232, or net liabilities of $684. As of December 31, 2003, derivative instruments reported in the consolidated balance sheet as net liabilities were $1,883. The derivative instruments reported in the consolidated balance sheets as accumulated other comprehensive loss, which are losses not affecting retained earnings in the consolidated statement of shareholders' equity, totaled $2,030 and $2,622 as of December 31, 2004 and 2003, respectively. The accumulated other comprehensive income include $943 and $1,098 of AMLI's share of other comprehensive loss from a co-investment partnership as of December 31, 2004 and 2003, respectively. In addition, the unamortized deferred gain of $519 and $355 from Treasury Lock contracts were included in other comprehensive income adjustments as of December 31, 2004 and 2003, respectively.

      As of December 31, 2004, $668 of unamortized goodwill (of $3,300 total incurred upon completion of a 1997 acquisition) is included in the accounts of the consolidated Service Companies. In addition, as of December 31, 2003, AMLI allocated $434 (of the acquisition cost of the Service Companies' controlling interests not already owned) to the cost of property management contracts, which AMLI is amortizing over a five-year period.

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

      In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Compensation." It replaces SFAS No. 123, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized and reported in financial statements. It is required to be applied by us beginning July 1, 2005. We intend to adopt SFAS No. 123(R) using the modified prospective application method which requires, among other things, that we recognize compensation expense for all awards outstanding at July 1, 2005 for which the requisite service has not yet been rendered. AMLI's adoption of SFAS No. 123(R) is not expected to have a material effect on our financial statements because we have used a fair value based method of accounting for share-based compensation costs for all employee stock compensation awards granted, modified or settled since January 1, 2002. In addition, we do not expect to have significant unvested awards outstanding at July 1, 2005 from awards granted for periods prior to January 1, 2002 outstanding at July 1, 2005.

      In December 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29," ("SFAS 153"). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured on the fair value of assets exchanged. It eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.

OTHER CONTINGENCIES

      A few of AMLI's communities have had problems with mold caused by excessive moisture which accumulates in buildings or on building materials.

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

      During 2004, AMLI substantially completed spending approximately $375 to correct a problem resulting from mold growing in mechanical closets at one community. These costs have been capitalized in accordance with EITF 90-8, "Capitalization of Cost to Treat Environmental Contamination."



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

      AMLI has reduced its exposure to risks associated with interest rate changes and has significantly extended the average maturities of its fixed-rate debt portfolio by the following financing activities:

                                     Effective
                                       Fixed      Loan      Maturity
                         Amount        Rate       Date        Date
                        --------     ---------  --------    --------
Refinancing of
 floating-rate debt . . $140,000       6.56%     6/6/01      7/1/11
Mortgages assumed on
 communities
 acquired (1):
  AMLI at Danada Farms.   20,947       4.77%    10/31/03     3/1/07
  AMLI at Oak Bend. . .   10,847       5.62%    12/31/03     12/1/06

Additional mortgage
 on AMLI at Danada. . .   20,000       4.48%    12/19/03     3/1/07

First mortgage on
 AMLI on Eldridge
 Parkway. . . . . . . .   32,709       5.36%     5/26/04     6/1/14

First mortgage on
 AMLI at Riverbend. . .   45,000       4.85%     7/19/04     8/1/14
                        --------
                        $269,503
                        ========

 (1) AMLI assumed a total of $56,838 of the existing fixed-rate mortgages on communities acquired from our co-investment partners, of which $25,044 have since been repaid.

      At December 31, 2004, 85.4% of AMLI's debt is at fixed rates, which includes $145,000 of variable-rate debt that has been swapped to fixed rates and $15,000 capped at a fixed rate. On October 29, 2004, AMLI closed on a 90-day $40,000 unsecured variable-rate bank loan. The loan was repaid from proceeds of a $110,000 unsecured variable-rate four-year term loan obtained from a group of four banks, which closed on December 20, 2004. In addition, AMLI entered into interest rate swap agreements for the period July 1, 2005 through December 20, 2009 effectively fixing the interest rate on a $100,000 of the variable-rate term loan at a rate of 3.99% plus the loan spread, or 4.99%.

      At December 31, 2004, variable-rate debt (net of $160,000 swapped and capped to fixed rates) totaled $95,500, so that each 1% increase in short-term interest rates will increase AMLI's annual interest cost by $955.

      There have been no other significant changes in AMLI's exposure to market risks.

      AMLI's interest rate risk is monitored using a variety of techniques.

The following table presents AMLI's debt and estimated fair value at December 31, 2004.
                                                                Average
                                       Average                  Market
                                      Effective    Estimated    Value
                          Carrying    Interest       Fair      Interest
                           Amount       Rate         Value       Rate
                          --------    ---------    ---------   --------

Fixed-rate debt . . .     $398,401         6.2%      413,406       4.7%

Variable-rate
 LIBOR debt . . . . .      236,000         3.4%      236,000       3.4%

Variable-rate
 TENR debt. . . . . .        9,500         3.1%        8,480       3.1%

Variable-rate on
 demand debt. . . . .       10,000         2.3%       10,000       2.3%
                          --------                   -------
  Total . . . . . . .     $653,901                   667,886
                          ========                   =======

      The interest rate shown for the variable-rate LIBOR debt excludes the effect of AMLI's interest rate limitation contracts. The table incorporates only those exposures that exist as of December 31, 2004; it does not consider those exposures or positions that could arise after that date. Moreover, because there were no firm commitments to actually sell these instruments at fair value at December 31, 2004. The information presented herein is merely an estimate and has limited predictive value.
As a result, AMLI's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period; AMLI's hedging strategies at that time; and future changes in the level of interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                      AMLI RESIDENTIAL PROPERTIES TRUST

                                    INDEX


                                                                  PAGE
                                                                  ----

Report of Management on Internal Control
  Over Financial Reporting. . . . . . . . . . . . . . . . . .       87

Reports of Independent Registered Public Accounting Firm. . .       88

Consolidated Balance Sheets as of December 31,
  2004 and 2003 . . . . . . . . . . . . . . . . . . . . . . .       91

Consolidated Statements of Operations for the
  years ended December 31, 2004, 2003 and 2002. . . . . . . .       93

Consolidated Statements of Shareholders' Equity for
  the years ended December 31, 2004, 2003 and 2002. . . . . .       95

Consolidated Statements of Cash Flows for the
  years ended December 31, 2004, 2003 and 2002. . . . . . . .      100

Notes to Consolidated Financial Statements. . . . . . . . . .      104


                                                               SCHEDULE
                                                               --------

Consolidated Real Estate and Accumulated Depreciation . . . .      III



SCHEDULES NOT FILED:

All schedules other than those indicated in the above index have been omitted as the required information is inapplicable.

      REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      -----------------------------------------------------------------


To the Shareholders' of AMLI Residential Properties Trust:


AMLI's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities and Exchange Act of 1934.

Under the supervision and with the participation of AMLI's management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of AMLI's internal control over financial reporting based on the framework in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

AMLI's management concluded, based on the evaluation under the framework in INTERNAL CONTROL -- INTEGRATED FRAMEWORK, completed for the year ended December 31, 2004, that AMLI's internal control over financial reporting was effective as of December 31, 2004. Our management's assessment of the effectiveness of AMLI's internal control as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.



March 9, 2005



/s/ Gregory T. Mutz
------------------------------
Gregory T. Mutz
Chief Executive Officer


/s/ Robert J. Chapman
------------------------------
Robert J. Chapman
Chief Financial Officer

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
           -------------------------------------------------------


The Board of Trustees and Shareholders
AMLI Residential Properties Trust:

We have audited the accompanying consolidated balance sheets of AMLI Residential Properties Trust as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMLI Residential Properties Trust as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AMLI Residential Properties Trust's internal control over financial reporting as of December 31, 2004, based on criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.



                              /s/ KPMG LLP


Chicago, Illinois
March 9, 2005

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
           -------------------------------------------------------


The Board of Trustees and Shareholders
AMLI Residential Properties Trust:

We have audited management's assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that AMLI Residential Properties Trust maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AMLI Residential Properties Trust's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that AMLI Residential Properties Trust maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by COSO. Also, in our opinion, AMLI Residential Properties Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMLI Residential Properties Trust as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and the related financial statement schedule and our report dated March 9, 2005 expressed an unqualified opinion on those consolidated financial statements and schedule.



                                    /s/ KPMG LLP


Chicago, Illinois
March 9, 2005


                                         AMLI RESIDENTIAL PROPERTIES TRUST

                                            CONSOLIDATED BALANCE SHEETS

                                            DECEMBER 31, 2004 AND 2003
                                     (Dollars in thousands, except share data)
                                                                                  2004               2003
                                                                               ----------         ---------
ASSETS:

Rental communities:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  164,422           128,301
  Depreciable property. . . . . . . . . . . . . . . . . . . . . . . . . .       1,031,546           805,130
                                                                               ----------         ---------
                                                                                1,195,968           933,431
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . .        (136,168)         (116,830)
                                                                               ----------         ---------
                                                                                1,059,800           816,601

Rental communities held for sale, net of
  accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . .          60,161            61,826

Rental communities under development. . . . . . . . . . . . . . . . . . .          10,331            34,618

Land held for development or sale, net of allowances for loss
  of $2,686 and $2,618, respectively. . . . . . . . . . . . . . . . . . .          33,228            27,501

Investments in partnerships . . . . . . . . . . . . . . . . . . . . . . .         124,354           147,291

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .           5,118             5,937
Deferred financing costs, net . . . . . . . . . . . . . . . . . . . . . .           3,385             5,167
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          26,947            63,606
Other assets associated with communities held for sale. . . . . . . . . .              99               787
                                                                               ----------         ---------
          Total assets. . . . . . . . . . . . . . . . . . . . . . . . . .      $1,323,423         1,163,334
                                                                               ==========         =========





                                         AMLI RESIDENTIAL PROPERTIES TRUST

                                      CONSOLIDATED BALANCE SHEETS - CONTINUED


                                                                                  2004               2003
                                                                               ----------         ---------
LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:

Debt, including $40,750 secured by a rental
  community held for sale at December 31, 2003. . . . . . . . . . . . . .      $  653,901           610,513
Distributions in excess of investments in and
  earnings from partnerships. . . . . . . . . . . . . . . . . . . . . . .           6,368             6,184
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .          40,106            36,819
Other liabilities associated with communities held for sale . . . . . . .           2,652             1,355
                                                                               ----------         ---------
     Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .         703,027           654,871
                                                                               ----------         ---------

Commitments and contingencies (note 14)

Mandatorily redeemable convertible preferred shares
  (at liquidation preference at December 31, 2004). . . . . . . . . . . .          96,933            93,247
Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .          31,939            31,203

SHAREHOLDERS' EQUITY:

Series A Cumulative convertible preferred shares of beneficial interest, $0.01 par value, 1,500,000 authorized, 1,200,000 issued and 100,000 outstanding at December 31, 2003
  (aggregate liquidation preference of $2,023 at December 31, 2003) . . .           --                    1
Shares of beneficial interest, $0.01 par value, 145,375,000
  authorized, 25,525,564 and 21,394,568 common shares
  issued and outstanding, respectively. . . . . . . . . . . . . . . . . .             255               214
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . .         522,742           420,221
Unearned compensation . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,028)             (918)
Employees' and trustees' notes. . . . . . . . . . . . . . . . . . . . . .          (3,415)           (4,613)
Accumulated other comprehensive loss. . . . . . . . . . . . . . . . . . .          (2,030)           (2,622)
Dividends paid in excess of earnings. . . . . . . . . . . . . . . . . . .         (24,000)          (28,270)
                                                                               ----------         ---------
    Total shareholders' equity. . . . . . . . . . . . . . . . . . . . . .         491,524           384,013
                                                                               ----------         ---------
    Total liabilities and shareholders' equity. . . . . . . . . . . . . .      $1,323,423         1,163,334
                                                                               ==========         =========



                           See accompanying notes to consolidated financial statements.

<table>                                  AMLI RESIDENTIAL PROPERTIES TRUST
                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                   YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                     (Dollars in thousands, except share data)
                                                                 2004             2003              2002
                                                               --------         --------          --------
Revenues:
  Rental and other income . . . . . . . . . . . . . .          $126,900           88,260            78,982
  Service Companies . . . . . . . . . . . . . . . . .            46,084           70,962             --
  Fee income. . . . . . . . . . . . . . . . . . . . .             1,824            2,357             3,875
  Interest and share of loss from the
    Service Companies . . . . . . . . . . . . . . . .             --               --                  298

                                                               --------         --------          --------
                                                                174,808          161,579            83,155
                                                               --------         --------          --------
Expenses:
  Community rental. . . . . . . . . . . . . . . . . .            56,060           38,281            32,202
  Service Companies . . . . . . . . . . . . . . . . .            47,945           70,836             --
  Depreciation. . . . . . . . . . . . . . . . . . . .            36,617           19,989            15,672
  General and administrative. . . . . . . . . . . . .             7,301            5,910             5,129
  Provision for loss on land held for development
    or sale . . . . . . . . . . . . . . . . . . . . .               150              150               550
                                                               --------         --------          --------
                                                                148,073          135,166            53,553
                                                               --------         --------          --------
Other income (expenses):
  Income from partnerships. . . . . . . . . . . . . .             3,435            5,831             7,604
  Share of gains on sales of partnership communities.             2,648            6,284             1,283
  Other income. . . . . . . . . . . . . . . . . . . .             1,378            1,037               886
  Impairment of an investment in a partnership. . . .             --              (1,191)            --
  Interest and amortization of deferred costs . . . .           (30,353)         (23,340)          (22,757)
  Prepayment penalty and write-off of
    unamortized deferred financing costs
    relating to extinguishment of debt. . . . . . . .            (1,121)           --                --
                                                               --------         --------          --------
                                                                (24,013)         (11,379)          (12,984)
                                                               --------         --------          --------
Income from continuing operations
  before minority interest. . . . . . . . . . . . . .             2,722           15,034            16,618
Minority interest . . . . . . . . . . . . . . . . . .               294             (839)           (1,468)
                                                               --------         --------          --------




                                         AMLI RESIDENTIAL PROPERTIES TRUST

                                 CONSOLIDATED STATEMENTS OF OPERATIONS - Continued

                                   YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                     (Dollars in thousands, except share data)


                                                                 2004             2003              2002
                                                               --------         --------          --------
Income from continuing operations,
  net of minority interest. . . . . . . . . . . . . .             3,016           14,195            15,150
                                                               --------         --------          --------
Income from discontinued operations,
  net of minority interest. . . . . . . . . . . . . .             6,137            6,796             9,541
Gains on sales of rental communities,
  net of minority interest. . . . . . . . . . . . . .            48,849            5,113            15,664
Gain on extinguishment of debt,
  net of minority interest. . . . . . . . . . . . . .             4,423            --                --
                                                               --------         --------          --------
Income from discontinued operations . . . . . . . . .            59,409           11,909            25,205
                                                               --------         --------          --------
Net income. . . . . . . . . . . . . . . . . . . . . .            62,425           26,104            40,355
Net income attributable to preferred shares . . . . .            11,542            8,145             9,293
                                                               --------         --------          --------
Net income attributable to common shares. . . . . . .          $ 50,883           17,959            31,062
                                                               ========         ========          ========

Income (loss) per common share - basic:
  From continuing operations. . . . . . . . . . . . .          $  (0.19)            0.35              0.41
  From discontinued operations. . . . . . . . . . . .              2.27             0.64              1.34
                                                               --------         --------          --------
  Net income. . . . . . . . . . . . . . . . . . . . .          $   2.08             0.99              1.75
                                                               ========         ========          ========
Income (loss) per common share - diluted:
  From continuing operations. . . . . . . . . . . . .          $  (0.19)            0.34              0.40
  From discontinued operations. . . . . . . . . . . .              2.27             0.64              1.33
                                                               --------         --------          --------
  Net income. . . . . . . . . . . . . . . . . . . . .          $   2.08             0.98              1.73
                                                               ========         ========          ========

Dividends declared and paid per common share. . . . .          $   1.92             1.92              1.92
                                                               ========         ========          ========





                           See accompanying notes to consolidated financial statements.

                                            AMLI RESIDENTIAL PROPERTIES TRUST

                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                      YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                                 (Dollars in thousands)
                                                                                        Accumu-
                                                                                         lated
                        Shares of Beneficial Interest                        Employees'  Other    Dividends
                       ------------------------------  Additional  Unearned     and     Compre-    Paid in
                        Preferred    Common             Paid-in     Compen-  Trustees'  hensive   Excess of
                         Shares      Shares    Amount   Capital     sation     Notes     Loss      Earnings   Total
                        ---------  ----------  ------  ----------  --------  ---------- -------   ---------  -------
Balance at
 December 31, 2001. . .   350,000  17,840,368  $  182    355,728      --       (10,857)  (4,294)   (10,482)  330,277
                                                                                                             -------

Comprehensive income:
 Net income . . . . . .     --          --        --       --         --         --       --        40,355    40,355
 Preferred share
  dividends paid. . . .     --          --        --       --         --         --       --        (7,903)   (7,903)
 Current period income
  on derivative
  contracts . . . . . .     --          --        --       --         --         --       1,011      --        1,011
                                                                                                             -------
Comprehensive income
 attributable to
 common shares. . . . .     --          --        --       --         --         --       --         --       33,463
                                                                                                             -------
Common share
 distributions. . . . .     --          --        --       --         --         --       --       (34,038)  (34,038)
Shares issued in
 connection with:
  Executive Share
   Purchase Plan. . . .     --         11,691     --         278      --         --       --         --          278
  Options exercised . .     --         10,000     --         204      --         --       --         --          204
  OP Units converted
    to shares . . . . .     --         45,593     --         840      --         --       --         --          840
  Trustees'
    compensation. . . .     --          4,098     --          87      --         --       --         --           87
Repayments or
 forgiveness of
 employees' and
 trustees' notes. . . .     --          --        --       --         --         4,029    --         --        4,029
Common shares
 repurchased. . . . . .     --     (1,466,500)    (14)   (31,519)     --         --       --         --      (31,533)




                                            AMLI RESIDENTIAL PROPERTIES TRUST

                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - Continued

                                      YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                                 (Dollars in thousands)

                                                                                        Accumu-
                                                                                         lated
                        Shares of Beneficial Interest                        Employees'  Other    Dividends
                       ------------------------------  Additional  Unearned     and     Compre-    Paid in
                        Preferred    Common             Paid-in     Compen-  Trustees'  hensive   Excess of
                         Shares      Shares    Amount   Capital     sation     Notes     Loss      Earnings   Total
                        ---------  ----------  ------  ----------  --------  ---------- -------   ---------  -------
Preferred shares
 converted to
 common shares. . . . .  (250,000)    250,000     --       --         --         --       --         --        --
Reallocation of
 minority interest
 and other. . . . . . .     --          --        --      (1,479)     --         --       --         --       (1,479)
                        ---------  ----------   -----    -------   --------    -------  -------    -------   -------
Balance at
 December 31, 2002. . .   100,000  16,695,250     168    324,139      --        (6,828)  (3,283)   (12,068)  302,128
                                                                                                             -------
Comprehensive income:
 Net income . . . . . .     --          --        --       --         --         --       --        26,104    26,104
 Preferred share
  dividends paid. . . .     --          --        --       --         --         --       --        (7,922)   (7,922)
 Current period
  income on
  derivative
  contracts . . . . . .     --          --        --       --         --         --         661      --          661
                                                                                                             -------
Comprehensive
 income attributable
 to common shares . . .     --          --        --       --         --         --       --         --       18,843
                                                                                                             -------
Common share
 distributions. . . . .     --          --        --       --         --         --       --       (34,384)  (34,384)




                                            AMLI RESIDENTIAL PROPERTIES TRUST

                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - Continued

                                      YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                                 (Dollars in thousands)

                                                                                        Accumu-
                                                                                         lated
                        Shares of Beneficial Interest                        Employees'  Other    Dividends
                       ------------------------------  Additional  Unearned     and     Compre-    Paid in
                        Preferred    Common             Paid-in     Compen-  Trustees'  hensive   Excess of
                         Shares      Shares    Amount   Capital     sation     Notes     Loss      Earnings   Total
                        ---------  ----------  ------  ----------  --------  ---------- -------   ---------  -------
Shares issued in
 connection with:
 Common shares
  offering, net of
  offering costs of
  $892. . . . . . . . .     --      2,415,000      24     58,010      --         --       --         --       58,034
  Executive Share
   Purchase Plan. . . .     --         20,466     --         415      --         --       --         --          415
  Options exercised . .     --        336,091       3      5,328      --         --       --         --        5,331
  OP Units converted
   to shares. . . . . .     --      1,875,407      19     33,303      --         --       --         --       33,322
  Trustees'
   compensation . . . .     --          4,454     --         102      --         --       --         --          102
  Senior officer
   share acquisition
   plan . . . . . . . .     --         47,900       1      1,070     (1,071)     --       --         --        --
Amortization of
 unearned compensa-
 tions relating to
 senior officer
 share acquisition
 plan . . . . . . . . .     --          --        --       --           153      --       --         --          153

Repayments or
 forgiveness of
 employees' and
 trustees' notes. . . .     --          --        --       --         --         2,215    --         --        2,215
Reallocation of
 minority interest
 and other. . . . . . .     --          --        --      (2,146)     --         --       --         --       (2,146)
                        ---------  ----------   -----    -------    -------    -------  -------    -------  --------
Balance at
 December 31, 2003. . .   100,000  21,394,568     215    420,221       (918)    (4,613)  (2,622)   (28,270)  384,013
                                                                                                             -------





                                            AMLI RESIDENTIAL PROPERTIES TRUST

                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - Continued

                                      YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                                 (Dollars in thousands)

                                                                                        Accumu-
                                                                                         lated
                        Shares of Beneficial Interest                        Employees'  Other    Dividends
                       ------------------------------  Additional  Unearned     and     Compre-    Paid in
                        Preferred    Common             Paid-in     Compen-  Trustees'  hensive   Excess of
                         Shares      Shares    Amount   Capital     sation     Notes     Loss      Earnings   Total
                        ---------  ----------  ------  ----------  --------  ---------- -------   ---------  -------
Comprehensive income:
 Net income . . . . . .     --          --        --       --         --         --       --        62,425    62,425
 Preferred share
  dividends paid. . . .     --          --        --       --         --         --       --        (7,730)   (7,730)
 Income allocable to
  preferred shares to
  increase amount to
  liquidation
  preference. . . . . .     --          --        --       --         --         --       --        (3,686)   (3,686)
 Current period
  income on
  derivative
  contracts . . . . . .     --          --        --       --         --         --         592      --          592
                                                                                                             -------
Comprehensive
 income attributable
 to common shares . . .     --          --        --       --         --         --       --         --       51,601
                                                                                                             -------
Common share
 distributions. . . . .     --          --        --       --         --         --       --       (46,739)  (46,739)

Shares issued in
 connection with:
 Common shares
  offering, net of
  offering costs of
  $1,417. . . . . . . .     --      3,450,000      35     94,458      --         --       --         --       94,493
  Executive Share
   Purchase Plan. . . .     --         19,249     --         531      --         --       --         --          531
  Options exer-
   cised. . . . . . . .     --        383,621       3      5,723      --         --       --         --        5,726
  OP Units converted
   to shares. . . . . .     --        103,915       1      2,010      --         --       --         --        2,011




                                            AMLI RESIDENTIAL PROPERTIES TRUST

                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - Continued

                                      YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                                 (Dollars in thousands)

                                                                                        Accumu-
                                                                                         lated
                        Shares of Beneficial Interest                        Employees'  Other    Dividends
                       ------------------------------  Additional  Unearned     and     Compre-    Paid in
                        Preferred    Common             Paid-in     Compen-  Trustees'  hensive   Excess of
                         Shares      Shares    Amount   Capital     sation     Notes     Loss      Earnings   Total
                        ---------  ----------  ------  ----------  --------  ---------- -------   ---------  -------

  Trustees'
   compensation . . . .     --          3,111     --          90      --         --       --         --           90
  Senior officer
   share acquisition
   plan, net of
   cancellations. . . .     --         71,100       1      1,881     (1,882)     --       --         --        --
Amortization of
 unearned com-
 pensation relating
 to senior officer
 share acquisition
 plan . . . . . . . . .     --          --        --       --           772      --       --         --          772
Repayments or
 forgiveness of
 employees' and
 trustees' notes. . . .     --          --        --       --         --         1,198    --         --        1,198
Preferred shares
 converted to
 common shares. . . . .  (100,000)    100,000     --       --         --         --       --         --        --
Reallocation of
 minority interest. . .     --          --        --      (2,172)     --         --       --         --       (2,172)
                        ---------  ----------   -----    -------    -------    -------  -------    -------  --------
Balance at
 December 31, 2004. . .     --     25,525,564   $ 255    522,742     (2,028)    (3,415)  (2,030)   (24,000)  491,524
                        =========  ==========   =====    =======    =======    =======  =======    =======  ========








                              See accompanying notes to consolidated financial statements.

                                         AMLI RESIDENTIAL PROPERTIES TRUST

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                              (Dollars in thousands)

                                                                 2004             2003              2002
                                                               --------         --------          --------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . . . . . . .        $ 62,425           26,104            40,355
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization. . . . . . . . . . .          43,722           29,886            22,058
     Share of income from partnerships. . . . . . . . .          (3,435)          (5,831)           (7,604)
     Cash distributions from partnerships -
       operating cash flow. . . . . . . . . . . . . . .          12,238           15,505            16,683
     (Income) loss from the Service Companies . . . . .           --               --                 (298)
     Provision for loss on land held for
       development or sale. . . . . . . . . . . . . . .             400              700               550
     Gains on sales of rental communities . . . . . . .         (52,150)          (5,688)          (18,906)
     Gain on extinguishment of debt for a
       community sold . . . . . . . . . . . . . . . . .          (4,723)           --                --
     Share of partnerships' gains on sales
       of rental communities. . . . . . . . . . . . . .          (2,648)          (6,284)           (1,283)
     Gains on sales of land parcels . . . . . . . . . .            (704)            (123)              (49)
     Amortization of unearned compensation. . . . . . .             772              153             --
     Loss on impairment of an investment
       in a partnership . . . . . . . . . . . . . . . .           --               1,191             --
     Minority interest. . . . . . . . . . . . . . . . .           3,753            2,633             6,675
     Other. . . . . . . . . . . . . . . . . . . . . . .             649              247              (229)

  Changes in assets and liabilities:
    Deferred costs. . . . . . . . . . . . . . . . . . .             (79)            (428)              (55)
    Deferred tax asset. . . . . . . . . . . . . . . . .          (1,770)            (624)            --
    Other assets. . . . . . . . . . . . . . . . . . . .           6,050            4,818               (13)
    Accrued real estate taxes . . . . . . . . . . . . .           1,496             (634)             (356)
    Accrued interest payable. . . . . . . . . . . . . .             699             (293)             (253)
    Tenant security deposits and prepaid rent . . . . .             573              271               316
    Other liabilities . . . . . . . . . . . . . . . . .           1,223              710               (27)
                                                               --------         --------          --------
        Net cash provided by operating activities . . .          68,491           62,313            57,564
                                                               --------         --------          --------




                                         AMLI RESIDENTIAL PROPERTIES TRUST

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                   YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                              (Dollars in thousands)


                                                                 2004             2003              2002
                                                               --------         --------          --------
Cash flows from (for) investing activities:
  Investments in partnerships . . . . . . . . . . . . .          (3,376)         (10,706)          (62,322)
  Distributions from partnerships -
    return of capital . . . . . . . . . . . . . . . . .          14,057           26,135            48,760
  Net cash proceeds from sales of rental
    communities . . . . . . . . . . . . . . . . . . . .          94,254            5,927            58,718
  Net cash proceeds from sales of land parcels. . . . .           1,794            3,972             3,279
  Share of partnerships' net cash proceeds
    from sales of rental communities
    in excess of return of capital. . . . . . . . . . .             635            3,713               459
  Proceeds from collection of a purchase
    money note. . . . . . . . . . . . . . . . . . . . .          28,530            --                --
  Loan to a partnership . . . . . . . . . . . . . . . .          (1,200)           --                --
  Advances to/from affiliates, net. . . . . . . . . . .             325            1,652             8,977
  Earnest money deposits and other costs. . . . . . . .             229             (720)             (495)
  Acquisition of communities. . . . . . . . . . . . . .        (300,606)        (180,943)          (27,300)
  Acquisition capital expenditures. . . . . . . . . . .          (2,639)            (172)             (552)
  Rehab capital expenditures. . . . . . . . . . . . . .          (1,901)           --               (1,021)
  Operating capital expenditures. . . . . . . . . . . .          (7,201)          (6,914)           (3,829)
  Communities under development, net of
    co-investors' share of costs. . . . . . . . . . . .         (17,319)         (32,747)          (11,814)
  Other liabilities . . . . . . . . . . . . . . . . . .            (944)            (979)           (1,636)
                                                               --------         --------          --------
      Net cash (used in) provided by
        investing activities. . . . . . . . . . . . . .        (195,362)        (191,782)           11,224
                                                               --------         --------          --------




                                         AMLI RESIDENTIAL PROPERTIES TRUST

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                   YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                              (Dollars in thousands)


                                                                 2004             2003              2002
                                                               --------         --------          --------

Cash flows from (for) financing activities:
  Debt proceeds, net of financing costs . . . . . . . .         943,069          656,661           386,854
  Debt repayments . . . . . . . . . . . . . . . . . . .        (866,456)        (544,940)         (378,828)
  Prepayment penalty relating to refinancing
    of a loan secured by a community. . . . . . . . . .            (502)           --                --
  Proceeds from sale of a community attributable
    to extinguishment of debt . . . . . . . . . . . . .           5,400            --                --
  Proceeds from issuance of Option Plan and
    Executive Share Purchase Plan shares
    and collection of employees' and trustees'
    notes and other . . . . . . . . . . . . . . . . . .           7,446            7,902             4,566
  Repurchase of shares of beneficial interest -
    common shares . . . . . . . . . . . . . . . . . . .           --               --              (31,533)
  Purchase of shares of the Service Companies . . . . .           --               --                 (700)
  Proceeds from common shares offering,
    net of issuance costs . . . . . . . . . . . . . . .          94,493           58,034             --
  Proceeds from settlement of a treasury lock . . . . .             347            --                --
  Preferred shares additional offering costs. . . . . .           --               --                  (40)
  Distributions to minority interest. . . . . . . . . .          (3,276)          (5,983)           (7,020)
  Dividends paid. . . . . . . . . . . . . . . . . . . .         (54,469)         (42,306)          (41,941)
                                                               --------         --------          --------
      Net cash provided by (used in)
        financing activities. . . . . . . . . . . . . .         126,052          129,368           (68,642)
                                                               --------         --------          --------
Net increase (decrease) in cash and cash equivalents. .            (819)            (101)              146
Cash and cash equivalents at beginning of year. . . . .           5,937            6,038             5,892
                                                               --------         --------          --------
Cash and cash equivalents at end of year. . . . . . . .        $  5,118            5,937             6,038
                                                               ========         ========          ========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest,
    net of amounts capitalized. . . . . . . . . . . . .        $ 28,943           24,225            24,648
                                                               ========         ========          ========






                                         AMLI RESIDENTIAL PROPERTIES TRUST

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                   YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                              (Dollars in thousands)


                                                                 2004             2003              2002
                                                               --------         --------          --------
Supplemental disclosure of non-cash investing and
 financing activities:
  OP Units converted to common shares . . . . . . . . .        $  2,011           33,322               840
  Shares issued in connection with Executive
    Share Purchase Plan, Trustees' compensation
    and restricted shares . . . . . . . . . . . . . . .             966              315                45
  Bond financing assumed by purchaser of a
    community . . . . . . . . . . . . . . . . . . . . .          40,750            --                --
  Advances to the Service Companies for land
    parcels acquired from the Company . . . . . . . . .           --               --               18,949
  Purchase money note received for sale
    of communities. . . . . . . . . . . . . . . . . . .           --              28,530             --
  Acquisition of other assets and assumption of
    mortgage debt and other liabilities in
    connection with the acquisition of partners'
    ownership interests in partnership communities:
      Real estate tax escrow. . . . . . . . . . . . . .           --               1,654             --
      Other assets. . . . . . . . . . . . . . . . . . .             355              677             --
      Mortgage debt, net of deferred financing
        costs . . . . . . . . . . . . . . . . . . . . .           6,163           74,870             --
      Accrued real estate taxes . . . . . . . . . . . .             359            4,579             --
      Accrued interest payable. . . . . . . . . . . . .           --                 355             --
      Tenant security deposits and prepaid rents. . . .           --                 788             --
      Other liabilities . . . . . . . . . . . . . . . .           --               1,120             --
                                                               ========         ========          ========













                           See accompanying notes to consolidated financial statements.

                      AMLI RESIDENTIAL PROPERTIES TRUST

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                  (Dollars in thousands, except share data)


1.    ORGANIZATION AND BASIS OF PRESENTATION

      ORGANIZATION

      AMLI Residential Properties Trust ("AMLI" or the "Company"), a self-administered and self-managed real estate investment trust ("REIT"), was formed on February 15, 1994 to continue and expand the multifamily property businesses previously conducted by Amli Realty Co. ("ARC") and its affiliates. AMLI is engaged in the acquisition, development, co-investment and management of upscale, institutional quality multifamily apartment communities, all of which have the AMLI<registered trademark> name, in nine major metropolitan markets in the Southeast, Southwest, Midwest and Mountain regions of the United States.

      AMLI is the sole general partner and owned an approximate 95% general partnership interest in AMLI Residential Properties, L.P. (the "Operating Partnership" or "OP") at December 31, 2004. The approximate 5% not owned by AMLI is owned by limited partners that hold Operating Partnership units ("OP Units") which are convertible into common shares of AMLI on a one-for-one basis, subject to certain limitations. At December 31, 2004, AMLI owned 29,450,564 OP Units (including 3,925,000 Preferred OP Units) and the limited partners owned 1,639,481 OP Units. AMLI has qualified and anticipates continuing to qualify as a real estate investment trust for Federal income tax purposes.

      At December 31, 2004, AMLI owned or had interests in 79 multifamily apartment communities comprised of 29,448 apartment homes. Seventy-four of these communities totaling 27,594 apartment homes were stabilized and five communities containing 1,854 apartment homes were under development or in lease-up. In addition, the Service Companies (defined below) owned a community containing 91 apartment homes developed for sale, (currently in lease-up) and had an interest in another community containing 248 apartment homes, which has been developed for sale.

      BASIS OF PRESENTATION

      The accompanying consolidated financial statements are prepared using accounting principles generally accepted in the United States of America ("GAAP"), and include the accounts of AMLI, the Operating Partnership, AMLI Management Company ("AMC") and AMLI Institutional Advisors, Inc. ("AIA"). AMC and AIA, which were previously accounted for using the equity method of accounting, have been consolidated subsidiaries since AMLI acquired voting control of both entities effective December 31, 2002.

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

      Included in the accompanying statements of operations are the net effects of out-of-period adjustments which have the effect of increasing income from continuing operations and net income by $33 for the year ended December 31, 2004. The net effect of these adjustments is summarized as follows:

      Increase in after-tax loss of the
        Service Companies . . . . . . . . . . . . . . .     $(373)
      Decrease in general and administrative
        expenses. . . . . . . . . . . . . . . . . . . .       135
      Increase in income from partnerships. . . . . . .       271
                                                            -----
      Total net effect of out-of-period adjustments . .     $  33
                                                            =====

AMLI does not believe that any of these adjustments are material to prior periods, nor do they impact any earnings trends.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      RENTAL COMMUNITIES AND DEPRECIATION

      Real estate assets are stated at cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred; replacements having an estimated useful life of at least one year and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over useful lives of the rental communities (buildings and related land improvements -- 40 years; furniture, fixtures and equipment -- 5-15 years). Nineteen rental communities having an undepreciated cost of $580,867 as of December 31, 2004 are pledged to secure debt (see note 6).

      In conjunction with acquisitions of stabilized communities, it is AMLI's policy to provide in its acquisition budgets adequate funds to upgrade or to otherwise make the communities acquired competitive with comparable newly-constructed communities. Such expenditures may include parking lot resurfacing, roof replacements or repairs, exterior painting, new or replacement landscaping and leasing office/clubhouse remodeling, among other things. Some of these expenditures could be considered "deferred maintenance items" that the seller had not remediated prior to AMLI's acquisition of the community. All such costs are capitalized as acquisition capital expenditures when subsequently incurred, and $2,272 and $160 were incurred for the years ended December 31, 2004 and 2003, respectively. Included in these amounts are $152 and $9 in costs that would have been expensed for the years ended December 31, 2004 and 2003, respectively, had they not been incurred as acquisition capital expenditures. These costs consisted primarily of parking lot repairs and painting.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144"), addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. Long-lived assets, such as land, buildings and improvements and personal property, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability of a long-lived asset to be held and used is measured by comparing the carrying amount of an asset to its estimated undiscounted future cash flows over its estimated remaining holding period. If an investment is determined to be impaired, AMLI recognizes an impairment charge in the amount of the excess of its carrying amount over its fair value. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs of disposition, and such assets are no longer depreciated.

      With respect to its land parcels held for future development or sale, AMLI takes into account comparable sales and, if applicable, current sale negotiations in updating each quarter its estimates of the current net selling price of its land parcels. AMLI has provided for losses totaling $400, $700 and $550 for the years ended December 31, 2004, 2003 and 2002, respectively, which amounts were recorded as impairment charges against earnings ($250 and $550 were included in the Service Companies' expenses in 2004 and 2003, respectively). The impairment charges reduced the carrying value of land, including land held by the Service Companies (see note 4).

                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


      RENTAL COMMUNITY ACQUISITIONS

      AMLI acquires interests in institutional quality multifamily communities, with a focus on newer communities, having high-quality construction, amenities, location and market position.  The table below summarizes the communities acquired during 2004 and 2003:

                                             NUMBER      YEAR                              DEBT
                                              OF         COM-       DATE      PURCHASE   ASSUMED/   TOTAL
COMMUNITY                LOCATION            UNITS      PLETED     ACQUIRED    PRICE     OBTAINED   EQUITY
---------                --------           --------   --------    --------   --------   --------  --------

2004 acquisitions:
WHOLLY-OWNED:
AMLI:
 on Timberglen (1). . .  Dallas, TX              260       1985      1/5/04   $ 10,439      6,147     4,292
 at Ibis. . . . . . . .  West Palm Beach, FL     234       2001     4/15/04     24,675      --       24,675
 on Eldridge Parkway. .  Houston, TX             668    1998/99     4/15/04     48,000     32,709    15,291
 on the Fairways. . . .  Coppell, TX             322       2002     4/30/04     23,405      --       23,405
 at Westcliff . . . . .  Westminster, CO         372       2003     8/18/04     43,500      --       43,500
 at Canterfield . . . .  West Dundee, IL         352       2001     9/14/04     55,350      --       55,350
 at River Run . . . . .  Naperville, IL          206       2003     9/14/04     31,500      --       31,500
 at Kirkland Crossing .  Aurora, IL              266       2004    10/20/04     39,100      --       39,100
 at Wynnewood Farms (1)  Overland Park, KS       232       2000    11/15/04     22,265      --       22,265
 at Lake Clearwater (1)  Indianapolis, IN        216       1999    11/15/04     19,600      --       19,600
                                              ------                          --------    -------   -------
                                               3,128                           317,834     38,856   278,978
                                              ------                          --------    -------   -------
2003 acquisitions:
AMLI:
 at Verandah (1). . . .  Arlington, TX           538    1986/91      1/2/03     26,023     15,972    10,051
 at Castle Creek (1). .  Indianapolis, IN        276       2000     8/14/03     23,850       --      23,850
 Creekside (1). . . . .  Overland Park, KS       224       2000     8/14/03     18,500       --      18,500
 at Regents Crest (1) .  Overland Park, KS       476 1991/95/97     8/14/03     38,650     14,632    24,018
 on Spring Mill (1) . .  Carmel, IN              400       1999     8/25/03     30,000       --      30,000
 at Oakhurst North (1).  Aurora, IL              464       2000     8/25/03     50,000       --      50,000
 at Danada Farms (1)(2)  Wheaton, IL             600    1989/91    10/31/03     71,000     43,275    27,725
 Knox-Henderson . . . .  Dallas, TX              180       1994    12/30/03     17,900      --       17,900
 at Oak Bend (1). . . .  Dallas, TX              426       1997    12/31/03     24,631     18,079     6,552
                                              ------                          --------    -------   -------
                                               3,584                           300,554     91,958   208,596
                                              ------                          --------    -------   -------
   Total  . . . . . . .                        6,712                          $618,388    130,814   487,574
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

  (2)  Debt assumed upon the acquisition of this community was $23,275 and an additional $20,000 loan was obtained following the acquisition.





                      AMLI RESIDENTIAL PROPERTIES TRUST

      Pursuant to Statement of Financial Accounting Standards No. 141 "Accounting for Business Combinations," ("SFAS 141"), AMLI allocates acquisition costs of communities acquired among various classes of tangible and intangible assets based on AMLI's best estimates of the fair values of these asset classes, including allocating a portion of the purchase price to the estimated in-place lease intangible based upon an estimate of its value, taking into account lost rental payments during the assumed lease-up period for the community. Rental rates of all acquired leases approximate current market rent.

      AMLI determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar communities. The cost of the asset acquired may be adjusted based on indebtedness assumed from the seller that is determined to be above or below market rates.

      AMLI values land as improved, based on its knowledge of comparable land parcels; buildings as if vacant, using valuation techniques similar to those used by independent appraisers; and to personal property, based on knowledge of the personal property being acquired and its estimated replacement cost.

      During 2004 and 2003 AMLI allocated $9,516 and $7,649, respectively, of the total acquisition cost to existing leases; these amounts were included in depreciable property in the accompanying consolidated balance sheets as of December 31, 2004 and 2003, and are being amortized over the average remaining terms of the leases (approximately twelve months and considerably less than the depreciable lives associated with all other acquisition costs). Amortization of $9,327 and $2,160 for this allocated cost was included in the accompanying statements of operations for the years ended December 31, 2004 and 2003, respectively.

      REHAB

      A rehab is a capital improvement program involving significant repairs, replacements or improvements having an aggregate cost of at least the greater of $3.0 per apartment home or 5% of the value of the entire apartment community. Typically, individual apartment units are taken out of service as they are rehabbed. Rehab expenditures may include replacement of carpet and vinyl, refinishing or replacement of bathroom and kitchen cabinets, replacement of major appliances, improvement/upgrades of common areas including clubhouse and pool, pavement resurfacing and complete exterior painting. Certain of these costs, such as pavement resurfacing, exterior painting and vinyl replacement will be capitalized and depreciated over their policy lives but would have been expensed (pursuant to AMLI's accounting policy) had the rehab not taken place. All costs (other than routine painting of apartment interiors upon turnover), are capitalized as part of the rehab since the community or portions thereof have been taken out of service and are under construction and the expenditures are being incurred to ready the community for its intended use. These costs are part of an overall plan to upgrade the community, clearly associated with the redevelopment, and necessary to complete the rehab.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      In 2004, AMLI commenced the rehab of AMLI at West Paces in Atlanta. The costs of the rehab, which are being incurred over the two-year period ending December 31, 2005, are anticipated to total approximately $4,000, of which $1,901 has been incurred and capitalized through December 31, 2004. Depreciation of these costs commenced as the rehab of individual apartment units is completed based on the respective useful life of the assets. Cost incurred through December 31, 2004 includes $83 of interior painting cost that would have been expensed if the community was not being rehabbed. The total budget includes $50 in pavement repairs and stripping and $214 in painting that would have been expensed had these costs not been incurred in connection with the acquisition or rehab of this community.

      GOODWILL

      Unamortized Service Company goodwill of $668 has been tested for impairment by valuing the future construction business anticipated to be undertaken in regions serviced by the construction operations to which the unamortized goodwill relates, and no impairment existed as of December 31, 2004. No goodwill amortization relating to this construction business goodwill, has been charged to expense subsequent to December 31, 2001. At December 31, 2002, AMLI allocated $434 (of the acquisition cost of the Service Company subsidiaries' controlling interests not already owned) to the cost of property management contracts, which AMLI is amortizing over a five-year period. At December 31, 2004, the unamortized balance of the cost of these property management contracts is $260.

                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


      RENTAL COMMUNITIES HELD FOR SALE

      During the fourth quarter of 2004, AMLI decided to sell the following communities and reinvest the proceeds by acquiring newer communities or developing communities in AMLI's existing markets.


                           Carrying
                             Cost,
                            Net of          Total Revenues           Net Operating Income
                            Accumu-   -------------------------- ----------------------------    Actual/
                            lated      Years Ended December 31,    Years Ended December 31,    Anticipated
                 Number    Depreci-   -------------------------- ----------------------------  Disposition
Community       of Units    ation      2004      2003     2002      2004      2003     2002       Date
---------       --------   --------   -------  -------- --------  --------  -------  --------  -----------
AMLI:

at Chase Oaks
 (1)                 250      8,037     1,938     1,981    1,979       932    1,043     1,041      1/12/05

at Bent Tree
 Ridge (1)           500    $27,262     4,723     4,642    4,907     2,705    2,569     2,880       2/3/05

in Great
 Hills (1)           344     14,308     2,534     2,544    2,769     1,238    1,360     1,429       2/3/05

Old Town
  Carmel              91     10,554       482     --       --          187      (19)    --         4th Qtr
                                                                                                    2005
                --------   --------  --------  -------- --------  --------  -------  --------

Total              1,185   $ 60,161     9,677     9,167    9,655     5,062    4,953     5,350
                ========   ========  ========  ======== ========  ========  =======  ========


   (1)  The sales of these communities were completed on the dates indicated.




                      AMLI RESIDENTIAL PROPERTIES TRUST

      DISCONTINUED OPERATIONS

      AMLI reports consolidated communities as held for sale at such time as a total of six criteria specified by SFAS 144 are met (including identifying and marketing the community for sale and determining that a sale is probable within a twelve-month period). In general, AMLI determines that a sale within a twelve-month period is probable at such time as a prospective buyer has made a firm commitment to acquire the community. AMLI reports in discontinued operations the operating results of wholly-owned communities sold or held for sale. Such results are shown net of interest on debt to the extent this debt is secured by mortgages on such wholly-owned communities. No other interest expense is allocated to discontinued operations. Communities sold or held for sale by co-investment partnerships accounted for using the equity method of accounting are not discontinued operations under the provisions of SFAS 144. AMLI sold AMLI at Spring Creek, AMLI at Verandah, AMLI at Nantucket, AMLI on Timberglen and AMLI at Towne Creek in 2004, AMLI at Centennial Park and AMLI at Town Center in 2003 and AMLI at Gleneagles and AMLI at Western Ridge in 2002. Furthermore, AMLI in Great Hills, AMLI at Chase Oaks, AMLI at Bent Tree and AMLI Old Town Carmel are held for sale at December 31, 2004. Condensed financial information of the results of operations for these communities for the periods indicated is as follows.

                                           Years Ended December 31,
                                       --------------------------------
                                         2004        2003        2002
                                       --------    --------    --------

      Rental revenues . . . . . . .    $ 15,440      27,652      31,343
      Other income. . . . . . . . .       1,191       1,971       1,874
                                       --------    --------    --------
      Total revenues. . . . . . . .      16,631      29,623      33,217

      Rental expenses . . . . . . .      (8,015)    (13,106)    (13,689)
                                       --------    --------    --------
      Net operating income. . . . .       8,616      16,517      19,528

      Other income. . . . . . . . .         513           2           2

      Depreciation expense. . . . .      (2,151)     (5,621)     (5,574)

      Interest and amortization of
        deferred costs. . . . . . .        (395)     (2,883)     (2,450)
                                       --------    --------    --------
      Income from discontinued
        operations before
        minority interest . . . . .       6,583       8,015      11,506

      Minority interest . . . . . .         446       1,219       1,965
                                       --------    --------    --------

      Income from discontinued
        operations, net of
        minority interest . . . . .       6,137       6,796       9,541
                                       --------    --------    --------
      Gains on sales of rental
        communities . . . . . . . .      52,150       5,688      18,906
      Minority interest . . . . . .      (3,301)       (575)     (3,242)
                                       --------    --------    --------

                      AMLI RESIDENTIAL PROPERTIES TRUST

                                           Years Ended December 31,
                                       --------------------------------
                                         2004        2003        2002
                                       --------    --------    --------

      Gains on sales of rental
        communities, net of
        minority interest . . . . .      48,849       5,113      15,664
      Gain on extinguishment
       of debt for a community
       sold . . . . . . . . . . . .       5,400       --          --
      Write-off of unamortized
       deferred financing cost
       relating to extinguish-
       ment of debt . . . . . . . .        (677)      --          --
      Minority interest . . . . . .        (300)      --          --
                                       --------    --------    --------
      Gain on extinguishment
       of debt for a community
       sold, net of minority
       interest . . . . . . . . . .       4,423       --          --
                                       --------    --------    --------

         Income from discontinued
           operations . . . . . . .    $ 59,409      11,909      25,205
                                       ========    ========    ========


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

      AMLI has not formed a partnership in which it received less credit upon formation than would be indicated by the cash contributed by its partner. If such a situation arose AMLI would have to consider whether to record a loss on the formation of the partnership.

      Prior to 2000, AMLI formed one partnership by contributing a community and receiving cash equal to 80% of the value of the community contributed, and retaining a 20% interest in the partnership. AMLI accounted for this transaction as a sale of a partial interest in real estate and recognized a gain. Since 2000 no partnerships have been formed which have generated any gain upon formation.

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

      During 2003, AMLI entered into a joint venture to develop and own AMLI at Museum Gardens. The partnership acquired approximately 16.7 acres of land for a purchase price of $5,880. AMLI's ownership interest in this partnership is 25%. There were no co-investment partnerships formed by AMLI during 2004.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      COMMUNITIES BUILT BY THE SERVICE COMPANIES FOR SALE

      In addition to constructing communities for AMLI and its co-investment partnerships, the Service Companies from time to time construct communities for sale to third parties. In such instances the Service Companies generally intend to sell the communities so constructed within one year following completion of construction and leasing of the new community. These new communities which are held for sale are not depreciated. At December 31, 2004 one community is included in rental communities held for sale in the accompanying balance sheet.

      EARLY EXTINGUISHMENT OF DEBT

      SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," significantly limits the treatment of losses associated with early extinguishment of debt as an extraordinary item and contains provisions that impact certain sale-leaseback transactions.

      Gains or losses realized upon extinguishment of debt prior to scheduled maturity include prepayment penalties, gains or losses associated with above or below-market debt, and write-offs of unamortized deferred financing costs. Gains and losses resulting from refinancings are included in continuing operations and gains and losses resulting from community dispositions are included in discontinued operations.

      CASH AND CASH EQUIVALENTS

      For purposes of the statements of cash flows, AMLI considers all investments with an original maturity of three months or less to be cash equivalents.

      INTEREST AND REAL ESTATE TAX CAPITALIZATION

      Interest and real estate taxes incurred during the construction period are capitalized and depreciated over the lives of the constructed assets. During the years ended December 31, 2004, 2003 and 2002, total interest capitalized was $1,260, $2,054 and $3,383, respectively.

      DEFERRED EXPENSES

      Deferred expenses consist primarily of financing costs, which are amortized using the straight-line method over the terms of the related debt. AMLI's use of the straight-line method approximates the same amortization that would result from the use of the effective interest method. During the construction period, amortization of deferred costs relating to communities under development is capitalized and depreciated over the lives of the constructed assets. During the years ended December 31, 2004, 2003 and 2002, capitalized amortization of deferred costs totaled $58, $117 and $103, respectively.

      Unamortized deferred expenses as of the date of an early extinguishment of debt are charged to expense at that time.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      NOTES RECEIVABLE AND INTEREST INCOME

      AMLI records notes receivable at stated value less any allowance required to reduce carrying value to amounts deemed collectible. The net carrying values of all notes receivable were $3,238 and $31,867 at December 31, 2004 and 2003, respectively. At December 31, 2004, one note receivable in the amount $1,558 has a net carrying value of $1,224. AMLI is not accruing interest income on this note pending an additional principal reduction. This note was originally due on December 31, 2004 but has been extended for one year following a principal repayment of $1,049 received in December 2004. This note is secured by improved land.

      INSURANCE

      All of AMLI's wholly-owned and most of its co-investment communities participate in a self-insured program whereby risks (up to the amount of the per occurrence deductible, generally $150, on AMLI's conventional property and casualty insurance policies) are pooled. Estimated expenses and liabilities are initially recorded based on premium savings associated with the $150 deductible. As expenses are paid they are charged against the liabilities recorded, which are then evaluated each quarter for appropriateness, taking into account known claims in process and AMLI's estimates of payments to be made pursuant to claims incurred but not reported ("IBNR"). At December 31, 2004, the aggregate liability for claims in process and IBNR for AMLI's wholly-owned communities was approximately $600, which amount AMLI believes fairly and reasonably states this liability at December 31, 2004.

      DERIVATIVES AND HEDGING FINANCIAL INSTRUMENTS

      In the normal course of business, AMLI uses a variety of derivative financial instruments to reduce its exposure to changes in interest rates. AMLI limits these risks by following established risk management policies and procedures. AMLI does not enter into derivative contracts for trading or speculative purposes. Furthermore, AMLI has a policy of entering into contracts only with major financial institutions, taking into account credit rating and other factors.

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

      AMLI identifies the debt it is hedging at the time it enters into each derivative contract and records interest expense as payments are made pursuant to interest rate swaps or by amortizing the cost of interest rate caps and Treasury locks over the hedged period, as long as periodic computations confirm the effectiveness of the hedge. If the hedge becomes ineffective, the fair value of the interest rate swap or the unamortized cost of the interest rate cap or Treasury lock that is determined to be ineffective is charged to expense at that time.

      The following table summarizes the notional amounts and approximate fair value of AMLI's derivative asset and liability under existing Treasury lock and interest rate cap and swap contracts. The notional amounts at December 31, 2004 provide an indication of the extent of AMLI's involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.

                      AMLI RESIDENTIAL PROPERTIES TRUST

                                                   Cumula-
                                                    tive     Approxi-
                        Fixed                       Cash      mate
Type of      Notional   Rate   Term of   Contract   Paid,     Fair
Contract       Amount    (1)   Contract  Maturity    Net     Value (2)
--------     --------   ------ --------  --------  -------   ---------
Swap         $ 15,000   4.378%  5 years    4/1/09  $  297         (358)
Swap           30,000   4.510%  5 years    4/1/09     622         (874)
                                                               -------
Derivative
 liability                                                      (1,232)
                                                               -------
Cap            15,000   4.000%  5 years    4/1/09     927          313
Swap           40,000   3.984%  5 years  12/20/09    --             97
Swap           40,000   3.984%  5 years  12/20/09    --             97
Swap           20,000   3.994%  5 years  12/20/09    --             41
                                                               -------
Derivative
 asset                                                             548
             --------                              ------      -------
             $160,000                              $1,846
             ========                              ======

Net liability at December 31, 2004                             $  (684)
                                                               =======
Net liability at December 31, 2003                             $(1,883)(3)
                                                               =======

  (1) The fixed rate for the swaps includes the swap spread (the risk component added to the Treasury yield to determine a fixed rate) and excludes lender's spread.

  (2) Represents the approximate amount which AMLI would have paid or received as of December 31, 2004 and 2003, respectively, if these contracts were terminated. The derivative asset and derivative liability were recorded as other asset and other liability, respectively, in the accompanying consolidated balance sheets as of December 31, 2004 and 2003.

  (3) The net liability at December 31, 2003 includes $563 and $397 relating to interest rate swap contracts that expired on September 20, 2004 and October 4, 2004, respectively.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      At December 31, 2004, all of AMLI's derivative instruments were reported as other assets or liabilities at their fair value and the offsetting adjustments were reported as gains or losses in the consolidated statements of operations or in accumulated other comprehensive loss in shareholders' equity as follows:

                                          At December 31,
                                       --------------------
                                          2004       2003        Change
                                        --------   --------      ------
      Company's derivative contracts:
        Interest rate swaps (1)(2). .   $ (1,919)    (2,520)        601
        Interest rate cap (3) . . . .        313        641        (328)
        Treasury locks (4). . . . . .        519        355         164
                                        --------   --------      ------
                                          (1,087)    (1,524)        437
                                        --------   --------      ------
      Share of partnerships'
       derivative contracts:
        AMLI at Osprey Lake (5) . . .       (943)    (1,098)        155
                                        --------   --------      ------
      Total . . . . . . . . . . . . .   $ (2,030)    (2,622)        592
                                        ========   ========      ======

      (1) Adjustments to earnings of $3, $76 and $23 due to an ineffectiveness on the interest rate swap contracts were recorded for the years ended December 31, 2004, 2003 and 2002, respectively.

      (2) AMLI's interest rate swaps are being cash-settled monthly through April 2009 and December 2009 (starting July 2005).

      (3) Amortization of this interest rate caps for 2005 will increase interest expense by $82.

      (4) Amortization of the Treasury locks for 2005 will reduce interest expense by $234.

      (5) AMLI cash-settled the AMLI at Osprey Lake hedge prior to 2002. The change in the balance of this derivative contract is reflected in earnings for the year ended December 31, 2004.
            AMLI's share of 2005 amortization expense for this contract will be $155.


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

      No new or modified guarantees were entered into during the years ended December 31, 2004 and 2003, except that in connection with the formation of Museum Gardens IL, LLC in June 2003, AMLI became contingently liable on its $2,053 share of a letter of credit issued to secure this partnership's obligation to complete certain improvements. AMLI has valued this contingent liability at $10 and has included this amount in other assets and other liabilities in the accompanying consolidated balance sheets at December 31, 2004 and 2003. AMLI anticipates that this contingent liability will terminate in 2005 following completion of these certain improvements.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      FAIR VALUES

      The estimated fair values of AMLI's financial instruments presented in these notes to consolidated financial statements have been determined by management based on pertinent information available as of December 31, 2004 and 2003, using appropriate methodologies. AMLI values the stated actual payments using current market interest rates, taking into account the remaining terms of the loans, current lenders' spreads and the existing loan-to-value relationships. These estimates are not necessarily indicative of the amounts AMLI could ultimately realize.

      AMLI's financial instruments consist primarily of its cash equivalents, interest-bearing notes receivable, operating payables, debt and interest rate limitation contracts. The carrying amounts of AMLI's cash equivalents, interest-bearing notes receivable from partnerships and third parties, and operating payables are considered to be a reasonable estimate of fair value due to the short-term nature of these instruments.

      At December 31, 2004 and 2003, the fair value of AMLI's fixed-rate mortgage indebtedness was $413,406 and $356,479, which was $15,005 and $23,416, respectively, greater than its carrying value for financial reporting purposes. At December 31, 2004, the fair value of AMLI's tax-exempt debt was $8,480, or $1,020 less than its carrying value. AMLI's liability under interest rate limitation contracts reported in the accompanying consolidated balance sheets is stated at an aggregate approximate fair value of $1,232 and $1,883 at December 31, 2004 and 2003, respectively.

      REVENUE RECOGNITION

      Rental revenue -- AMLI leases its residential communities pursuant to operating leases with terms generally of six or twelve months. Rental income is recognized when earned; this method approximates recognition using the straight-line method over the related lease term. At
December 31, 2004, apartment leases in effect (excluding those of rental communities held for sale) provide for annualized rental income aggregating approximately $134,200.

      Income from partnerships -- the Operating Partnership is entitled to its share of cash flows or liquidation proceeds in excess of its stated ownership percentages based on returns to its partners in excess of specified rates. In such instances, AMLI receives a share of income equal to its share of cash flow in excess of its ownership interest. This income is included in income from partnerships in the accompanying consolidated statements of operations. AMLI received $375 as its share of net sale proceeds in excess of its ownership interest from the sale of a residential community in 2003 and none was received in 2004 or 2002. Such income attributable to AMLI's "promoted interest" (its share that exceeds its proportionate share based on its invested capital) is reported as other income in the accompanying consolidated statement of operations for the year ended December 31, 2003.

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

                      AMLI RESIDENTIAL PROPERTIES TRUST

      In general, fees are recognized upon completion of the earnings process, regardless of the timing of the receipt of cash. Acquisition and disposition fees are recognized only upon completion of an acquisition or disposition of a community on behalf of a co-investment partnership, and asset management and property management fees are recognized as they are earned as services are provided.

      Development and construction fees -- AMLI receives development fees from co-investment partnerships during the development period. Development and construction fees are recognized using the percentage of completion (cost-to-cost) method (e.g., 40% of total development fees are recognized when 40% of total costs are incurred) for all development costs. Payment of a portion of development fees earned may, in some instances, be deferred until completion of development and lease-up. Absent indications of inability to complete development or lease-up, this payment deferral does not necessitate deferral of development fee income as recognized on the percentage of completion method. Development fees are presented net of intercompany eliminations to the extent of AMLI's interest in each co-investment partnership. Development fees included in fee income in the accompanying consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002 are as follows:

                                        2004      2003      2002
                                       ------    ------    ------
      Gross . . . . . . . . . . . .     1,578     1,783     3,082
      Eliminations. . . . . . . . .      (408)     (453)     (727)
                                       ------    ------    ------
      Net . . . . . . . . . . . . .     1,170     1,330     2,355
                                       ======    ======    ======

      PER SHARE DATA

      The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated.

                                        Years Ended December 31,
                                 -------------------------------------
                                     2004         2003         2002
                                  ----------   ----------   ----------
Income from continuing
  operations. . . . . . . . . .   $    3,016       14,195       15,150
Income from discontinued
  operations. . . . . . . . . .       59,409       11,909       25,205
                                  ----------   ----------   ----------

Net income. . . . . . . . . . .       62,425       26,104       40,355
Less income attributable to
  preferred shares. . . . . . .       11,542        8,145        9,293
                                  ----------   ----------   ----------
Net income attributable to
  common shares - basic
  and diluted . . . . . . . . .   $   50,883       17,959       31,062
                                  ==========   ==========   ==========

                      AMLI RESIDENTIAL PROPERTIES TRUST

                                        Years Ended December 31,
                                 -------------------------------------
                                     2004         2003         2002
                                  ----------   ----------   ----------
Weighted average common
  shares - basic. . . . . . . .   24,457,867   18,121,659   17,730,995
Dilutive options and other
  plan shares (1) . . . . . . .        --         143,320      209,360
Convertible preferred
  shares (2). . . . . . . . . .        --           --           --
                                  ----------   ----------   ----------
Weighted average common
  shares - dilutive . . . . . .   24,457,867   18,264,979   17,940,355
                                  ==========   ==========   ==========
Net income per common share:(3)
    Basic . . . . . . . . . . .   $     2.08   $     0.99   $     1.75
    Diluted . . . . . . . . . .   $     2.08   $     0.98   $     1.73
                                  ==========   ==========   ==========

   (1) Income from continuing operations after adjusting for the preferred share allocation results in a loss from continuing operations allocable to common shares; therefore, 340,229 of otherwise dilutive shares are excluded from the denominator in calculating diluted earnings per share for income from continuing and discontinued operations pursuant to Financial Accounting Standards Board Statement No. 128 "Earnings per Share," ("SFAS 128").

   (2)  Preferred shares are anti-dilutive.

   (3)  Prior years have been restated in accordance with EITF 03-06.

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

      Pursuant to EITF 03-06, AMLI's Series B and D convertible preferred shares and (prior to their conversion to common shares) the Series A are considered participating securities. EITF 03-06 requires that each period's income be allocated to participating securities notwithstanding the existence of accumulated deficiency (net income less than dividends) from prior periods. Accordingly, for the reporting periods in which AMLI's net income is in excess of common and preferred dividends, such income is allocated to the common and preferred shares in proportion to their respective interests. During reporting periods in which net income is less than the common and preferred dividends, such deficiency is allocated entirely to the common shares. Income in excess of preferred dividends was allocated to the convertible preferred shares during the three-month periods as follows:

            Three Months Ended                    Amount
            ------------------                    ------
            June 30, 2004 . . . . . . . . .       $3,811 (1)
            December 31, 2003 . . . . . . .          222
            September 30, 2002. . . . . . .        1,304
                                                  ======

  (1) Of this amount, $3,686 was reflected in mandatorily redeemable preferred shares in the accompanying balance sheet as of December 31, 2004 to increase the carrying amount to the liquidation preference amount.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      POST-RETIREMENT BENEFITS

      AMLI offers no post-retirement benefits to any of its employees and has no current intention to implement any such plan.

      SHARE-BASED EMPLOYEE COMPENSATION

      AMLI commenced reporting the value of awarded share options as a charge against earnings for options awarded subsequent to January 1, 2002. AMLI awarded a total of 332,250 options, net of cancellations and exercises, to employees since January 1, 2002 and is recording the associated expense ratably over the five years ended December 31, 2007.

      If AMLI had commenced recording option expense as of the January 1, 1996 effective date of Statement of Financial Standards No. 123, pro forma net income, including option expense, and earnings per share would have been as follows:

                                        Years Ended December 31,
                                 -------------------------------------
                                     2004         2003         2002
                                  ----------   ----------   ----------
Net income, as reported:
  Net income. . . . . . . . . .   $   62,425       26,104       40,355
  Net income attributable
    to preferred shares . . . .       11,542        8,145        9,293
                                  ----------   ----------   ----------
  Net income attributable
    to common shares. . . . . .       50,883       17,959       31,062
  Share-based compensation
    expense included in
    reported net income,
    net of related tax
    effects . . . . . . . . . .           49           59        --
  Total share-based employee
    compensation expense
    determined under fair
    value based method for
    all awards, net of
    related tax effects . . . .         (298)        (288)        (377)
                                  ----------   ----------   ----------

Pro forma net income
  - basic and diluted . . . . .   $   50,634       17,730       30,685
                                  ==========   ==========   ==========

Earnings per share:
  Basic - as reported . . . . .   $     2.08         0.99         1.75
  Basic - pro forma . . . . . .   $     2.07         0.98         1.73

  Diluted - as reported . . . .   $     2.08         0.98         1.73
  Diluted - pro forma . . . . .   $     2.07         0.97         1.71

      Starting in 2002, AMLI has awarded restricted shares to employees pursuant to its Restricted Share Plan. AMLI uses the fair-value method to account for the compensation expense associated with these awards, using straight-line amortization over the vesting period.

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

      AMLI conducts a portion of its multifamily investment activities through joint ventures, limited partnerships, limited liability companies and private real estate investment trusts ("partnerships"). Since its initial offering and through December 31, 2004, AMLI has co-invested with seventeen investors in 54 co-investments in which AMLI's ownership has ranged from 10% to 75%. Through December 31, 2004, AMLI has completed 21 co-investment programs. AMLI has concluded that its remaining co-investments are not variable interest entities or that the variable interest held is not significant.

      The co-investment agreements provide for the ability of the partners, members, or investors to make decisions about each entity's activities through voting rights (i.e. 50/50 voting rights for Major Decisions for partnerships), each party has the obligation to absorb expected losses of the co-investment entities and each party has the right to receive the expected residual returns of the entity without limitation. As a result, the co-investment entities' investors do not lack any of the characteristics of a controlling financial interest identified in FIN 46R.

      AMLI's co-investments provide for disproportionate voting rights (50/50) relative to economic interests resulting principally because of the experience and expertise of AMLI in developing and managing apartment properties. Furthermore, in many of our co-investment arrangements, AMLI is entitled to the investment upside in the form of promoted interests. As a result, AMLI's economic interest in the co-investments can be higher than its stated ownership interest. The institutional investors' economic interest in the co-investments is typically greater than their voting interest. However, substantially all of the activities neither involve nor are they conducted on behalf of the institutional investors. Both AMLI and the institutional investors have substantive voting rights and both are entitled to substantive economic benefit or detriment from their investments.

      In each of the private real estate investment trusts, the voting rights are proportional to each shareholder's obligation to absorb the expected losses of the entity, to receive the expected residual returns of the entity, or both. Thus the private REITs do not qualify as variable interest entities (VIEs) under FIN 46R.

                      AMLI RESIDENTIAL PROPERTIES TRUST

RECENTLY ISSUED ACCOUNTING STANDARDS

      In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Compensation." It replaces SFAS No. 123, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized and reported in financial statements. It is required to be applied by us beginning July 1, 2005. We intend to adopt SFAS No. 123(R) using the modified prospective application method which requires, among other things, that we recognize compensation expense for all awards outstanding at July 1, 2005 for which the requisite service has not yet been rendered. AMLI's adoption of SFAS No. 123(R) is not expected to have a material effect on our financial statements because we have used a fair value based method of accounting for stock-based compensation costs for all employee stock compensation awards granted, modified or settled since January 1, 2002. In addition, we do not expect to have significant unvested awards outstanding at July 1, 2005 from awards granted for periods prior to January 1, 2002.

      In December 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29," ("SFAS 153"). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured on the fair value of assets exchanged. It eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.

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

      Redemption value will be computed as the aggregate liquidation preference (original fair value plus any unpaid dividend preference). Both the Series B and D Convertible Preferred Shares are subject to mandatory redemption by the holder in the event of a change in control (see note 12).

EITF D-98, "Classification and Measurement of Redeemable Securities" indicates that if redeemable preferred stock is redeemable currently (for example, at the option of the holder), the security should be adjusted to its redemption amount at each balance sheet date. If the security is not redeemable currently (for example, because a contingency has not been met), and it is not probable that the security will become redeemable, subsequent adjustment is not necessary until it is probable that the security will become redeemable. Since a change in control had not occurred nor was it deemed probable at the balance sheet date, adjustment to the redemption amounts was not deemed appropriate.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      Although SFAS 150 generally requires that preferred shares with a mandatory redemption feature be recorded as liabilities reported at fair value, this statement has not affected the accounting for AMLI's preferred shares because of the conversion feature of AMLI's preferred shares. However, in accordance with EITF 03-06 AMLI allocated $3,811 of income in excess of preferred dividends paid for the three months ended June 30, 2004, $3,686 of which was reflected in mandatorily redeemable preferred shares in the accompanying balance sheet at December 31, 2004 to increase the carrying amount to the liquidation preference.

      RECLASSIFICATIONS

      Certain amounts in the consolidated 2003 and 2002 financial statements of AMLI have been reclassified to conform with the current presentation. These reclassifications have no effect on net income or shareholders' equity as previously presented.


3.  INVESTMENTS IN PARTNERSHIPS

      At December 31, 2004 and 2003, AMLI had investments in 33 and 37 unconsolidated partnerships, respectively, with AMLI's ownership percentages ranging from 15% to 75%. Ownership interests as presented are economic interests. AMLI accounts for its investments in unconsolidated partnerships using the equity method of accounting, which is its capital contribution, at cost, less subsequent distributions, and adjusted monthly for its share of the partnership's income or loss.

      For co-investments, AMLI applies the guidance set forth in paragraph 9 of SOP 78-9 to determine whether it has control over the co-investment and should consolidate. Each co-investment agreement grants AMLI's partner "important rights" such as the right to approve the acquisition, sale or refinancing of real estate as well as approval rights related to annual budgets. These rights indicate that AMLI does not have a controlling interest in the ventures, and accordingly, AMLI's interest is accounted for using the equity method.

      AMLI's total ownership interest in its co-investment communities exceeds 50% in two instances. Its 75% interest in one community is a limited partnership interest, and its partner is the sole general partner. The other community is owned in a tiered investment structure, and AMLI's partners share voting control in that instance as well.

      AMLI's investments in partnerships differ from AMLI's shares of partnerships' equity primarily due to capitalized interest on its investments in communities developed, purchase/sale price basis differences and the elimination of AMLI's share of its acquisition, financing and development fee income. Such differences are amortized using the straight-line method over 40 years. Investments in partnerships are summarized as follows:

                      AMLI RESIDENTIAL PROPERTIES TRUST

                                                    As of December 31,
                                                ------------------------
                                                   2004          2003
                                                ----------    ----------

          Total assets. . . . . . . . . . . .   $1,021,610     1,073,252
                                                ==========    ==========

          Total debt. . . . . . . . . . . . .   $  616,522       565,873
                                                ==========    ==========

          Total equity. . . . . . . . . . . .   $  373,028       472,555
          AMLI's share of equity. . . . . . .      116,559       143,725
                                                ==========    ==========

          AMLI's investment in
            partnerships. . . . . . . . . . .   $  117,986       141,107
          Distributions in excess of
            investments in and earnings
            from partnerships . . . . . . . .        6,368         6,184
                                                ----------    ----------
          Total . . . . . . . . . . . . . . .   $  124,354       147,291
                                                ==========    ==========


      Details of the differences between AMLI's aggregate investment in partnerships and its aggregate share of equity as recorded on the books of these partnerships, net of accumulated amortization as of December 31, 2004 and 2003 are as follows:

                                                      2004        2003
                                                    --------    --------
          AMLI's share of partnerships'
            capital . . . . . . . . . . . . . . .   $116,559     143,725
          Capitalized interest. . . . . . . . . .      4,565       4,220
          Eliminated fees . . . . . . . . . . . .     (5,311)     (5,503)
          Eliminated construction profits . . . .     (1,434)     (1,866)
          Other comprehensive loss. . . . . . . .       (943)     (1,098)
          Other, net (1). . . . . . . . . . . . .      4,550       1,629
                                                    --------    --------
          AMLI's investment in partnerships . . .   $117,986     141,107
                                                    ========    ========

  (1) The net amount at December 31, 2003 was reduced by a $1,322 of deferred gain for an asset that was previously contributed to a partnership and such deferred gain was realized when AMLI acquired its partner's interest in January 2004 and the community was subsequently sold to a third party.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      AMLI's share of income from partnerships for the years ended December 31, 2004, 2003 and 2002 is summarized as follows:

                                  2004          2003          2002
                                --------      --------      --------

Total revenues. . . . . . . . . $132,919       162,536       167,160
                                ========      ========      ========
Net income excluding gains
  on sales of rental
  communities . . . . . . . . . $  6,426        18,198        23,463
Gains on sales of rental
  communities . . . . . . . . .    9,438        25,470         8,555
                                --------      --------      --------
Net income. . . . . . . . . . . $ 15,864        43,668        32,018
                                ========      ========      ========

AMLI's share of net income
  excluding gains on sales
  of rental communities (1) . . $  3,435         5,831         7,604
AMLI's share of gains on
  sales of rental
  communities . . . . . . . . .    2,360 (2)     7,125 (3)     1,283
                                --------      --------      --------
AMLI's share of net income. . . $  5,795        12,956         8,887
                                ========      ========      ========

AMLI's share of depreciation. . $ 10,498        11,840        12,011
                                ========      ========      ========

   (1) During the years ended December 31, 2004, 2003 and 2002, the Operating Partnership received cash flow or accrued its cash flow preference anticipated to be received in future periods and recorded operating income in excess of its ownership percentages of $2,638, $2,316 and $2,930, respectively.

   (2) AMLI's share of gain on sale reported in the consolidated statement of operations for the year ended December 31, 2004 includes $288 of deferred gain recorded on AMLI's books and recognized to income upon sale of the community.

   (3) AMLI's share of gains on sales reported in the consolidated statement of operations for the year ended December 31, 2003 excludes $375 of AMLI's promoted interest from the sale of a community (which is included in other income) and was reduced by $466 of additional costs on AMLI's books, primarily capitalized interest on AMLI's equity.


                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


      Investments in partnerships at December 31, 2004 and AMLI's 2004 share of income or loss from each are detailed below:

                  AMLI's
                  Owner-                     Equity                    Total     Share      Company's
                   ship                 -----------------  Company's    Net      of Net     Share of
                  Percen-      Total            Company's   Invest-    Income    Income     Deprecia-  Total
Community          tage        Assets     Total   Share      ment      (Loss)    (Loss)       tion    Revenues
---------         -------    ----------  ----------------  ---------   -------  ---------   --------- --------
AMLI:
 at Barrett Lakes     35%    $   21,712    6,162    2,157      2,109       730       278         258     4,591
 at Fox Valley        25%        20,412   19,568    4,892      5,008     1,106       277         144     3,152
 at Northwinds        35%        45,670   12,193    4,268      3,950     1,407       842         502     8,388
 on the Parkway       25%        12,958    2,863      713        403       (62)      (15)        107     2,261
 at Deerfield         25%        14,690    2,206      549        401      (169)      (42)        129     2,433
 at Monterey Oaks     25%        26,470   25,547    6,387      6,369     1,236       309         242     4,099
 at St. Charles       25%        37,846   36,827    9,207      9,236     1,991       498         323     5,108
 at Mill Creek        25%        23,550    5,851    1,463      1,608       355        89         200     3,728
 at Prestonwood
   Hills              45%        16,264    4,664    2,113      2,117        60        82         227     2,647
 at Windward Park     45%        24,750    7,300    3,310      3,302        23        75         345     3,390
 at Summit Ridge      25%        24,711    5,181    1,295        974        45        11         239     4,073
 Midtown              45%        31,126    9,001    4,082      4,066       190       218         432     5,076
 on Frankford         45%        36,709   10,555    4,788      4,806         1       121         520     5,745
 at Peachtree City    20%        26,387   26,092    5,218      3,345     1,107       221         149     3,202
 at Kedron Village    20%        18,031   17,821    3,564      3,534     1,042       208         113     2,527
 at Scofield Ridge    45%        34,779   10,137    4,598      4,637      (638)     (212)        470     4,212
 at Breckinridge
   Point              45%        31,458    9,229    4,185      4,169       (82)       80         425     4,450
 at Cambridge
   Square             30%        29,993    8,671    2,601      3,343       523       157         300     3,964
 Towne Square         45%        30,805    9,101    4,126      4,076       235       187         414     4,411
 at Lowry Estates     50%        47,329   14,049    7,024      6,943      (833)     (380)        710     4,482
 at King's Harbor     25%        18,127   17,412    4,353      4,527       786       196         174     2,903
 at Milton Park       25%        33,908   11,496    2,874      3,578     1,424       398         269     4,819
 at Osprey Lake       69%        49,181   13,623   10,306      9,301      (890)     (612)      1,001     5,678
 at Seven Bridges     20%        77,603   24,945    4,989      6,262    (3,336)     (667)        402     5,239




                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                  AMLI's                                                        Company's
                  Owner-                     Equity                    Total     Share      Company's
                   ship                 -----------------  Company's    Net      of Net     Share of
                  Percen-      Total            Company's   Invest-    Income    Income     Deprecia-  Total
Community          tage        Assets     Total   Share      ment      (Loss)    (Loss)       tion    Revenues
---------         -------    ----------  ----------------  ---------  --------  ---------   --------- --------
AMLI:
 at Barrett Walk      25%        17,674    5,311    1,349      1,471       628       480         156     3,016
 at Park Meadows      25%        54,414   25,000    6,250      6,175       227       177         388     5,580
 at Bryan Place       48%        38,563   11,842    5,684      5,598       231       183         531     4,426
 Downtown             30%        45,241   16,002    4,801      5,834    (1,159)     (348)        162       846
 at Museum Gardens    25%        55,196   22,853    5,713      7,214      (405)     (101)         44       153
                             ----------  ------- --------   --------   -------   -------    --------  --------
                                945,557  391,502  122,859    124,356     5,773     2,710       9,376   114,599

Other                               743       32        8         (2)   11,028(1)  1,207         241     4,372
                             ----------  ------- --------   --------   -------   -------    --------  --------
                                946,300  391,534  122,867    124,354    16,801     3,917       9,617   118,971
                             ----------  ------- --------   --------   -------   -------    --------  --------
AMLI:
 at Windbrooke (2)    15%        14,860   (6,040)  (1,026)    (1,026)     (162)      (52)         72     3,013
 at Chevy Chase (2)   33%        38,389   (9,848)  (4,076)    (4,085)     (437)     (183)        408     7,157
 at River Park (2)    40%        12,076   (2,154)    (862)      (975)      (10)       (4)        148     2,317
 at Lost Mountain     75%         9,985     (464)    (344)      (282)     (328)     (243)        253     1,461
                             ----------  ------- --------   --------   -------   -------    --------  --------
                                 75,310  (18,506)  (6,308)    (6,368)     (937)     (482)        881    13,948
                             ----------  ------- --------   --------   -------   -------    --------  --------
Total as of
  December 31, 2004          $1,021,610  373,028  116,559    117,986    15,864(1)  3,435(4)   10,498   132,919
                             ==========  ======= ========   ========   =======   =======    ========  ========
Total as of
  December 31, 2003          $1,073,252  472,555  143,725    141,107(3) 43,668(1)  5,831(4)   11,840   162,536
                             ==========  ======= ========   ========   =======   =======    ========  ========
Total as of
  December 31, 2002          $1,318,729  682,434  196,558    192,711    32,018(1)  7,604(4)   12,011   167,160
                             ==========  ======= ========   ========   =======   =======    ========  ========




                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



  (1) Includes $9,438, $25,470 and $8,555 of gains on sales of communities sold during 2004, 2003 and 2002, respectively.

  (2) The partners in these partnerships have received a return of their original capital, resulting in the negative investment balances that are included in distributions in excess of investments in and earnings from partnerships in the accompanying consolidated balance sheet as of December 31, 2004.

  (3) Net of $6,184 negative investment balances that are included in distributions in excess of investments in and earnings from partnerships in the accompanying consolidated balance sheet as of December 31, 2003.

  (4) Excludes $2,360, $7,125 and $1,283 share of gains on sales of communities sold during 2004, 2003 and 2002, respectively, reported as share of gains on sales of partnership communities in the accompanying consolidated statements of operations as of December 31, 2004, 2003 and 2002, respectively.





                      AMLI RESIDENTIAL PROPERTIES TRUST

      All but one of the partnerships' debt financings obtained from various financial institutions are at fixed rates. All of the fixed-rate mortgage loans are non-recourse mortgage notes secured by mortgages on the respective communities. One unsecured loan was obtained from AMLI at a fixed rate. At December 31, 2004, the partnerships' debt was as follows:

                        AMLI's
                        Owner-
                        ship      Total    Outstand-
                        Per-    Commitment  ing at     Interest
Community              centage     (1)     12/31/04      Rate    Maturity
---------              -------  ---------- ---------   --------  ---------
AMLI:
 at Osprey Lake (2)       69%    $  1,200      1,200   6.00%     on demand
 Downtown                 30%      30,920     27,241   L+2.00%   June 2006
 at Prestonwood Hills     45%      11,649     10,944   7.17%     Aug. 2006
 at Windward Park         45%      18,183     17,102   7.27%     Aug. 2006
 Midtown                  45%      21,945     20,788   7.52%     Dec. 2006
 at Deerfield             25%      12,600     11,940   7.56%     Dec. 2006
 on Frankford             45%      25,710     24,670   8.25%     June 2007
 at Scofield Ridge        45%      24,618     23,559   7.70%     Aug. 2007
 at Breckinridge Point    45%      22,110     21,137   7.57%     Sep. 2007
 Towne Square             45%      21,450     20,539   6.70%     Jan. 2008
 at Lowry Estates         50%      33,900     32,583   7.12%     Jan. 2008
 at Summit Ridge          25%      20,000     19,205   7.27%     Feb. 2008
 at River Park            40%      15,100     13,975   6.86%(3)  June 2008
 on the Parkway           25%      10,800      9,592   6.75%     Jan. 2009
 at Mill Creek            25%      18,000     17,447   6.40%     May  2009
 at Chevy Chase           33%      48,000     46,368   7.11%     June 2009
 at Park Meadows (4)      25%      28,500     28,500   6.25%     July 2009
 at Bryan Place  (4)      48%      26,200     26,200   5.81%     Aug. 2009
 at Barrett Lakes         35%      16,680     15,169   8.50%     Dec. 2009
 at Northwinds            35%      33,800     32,518   8.25%     Oct. 2010
 at Seven Bridges         20%      51,000     51,000   7.25%     Jan. 2011
 at Osprey Lake           69%      35,320     32,576   7.02%     Mar. 2011
 at Windbrooke            15%      20,800     20,146   6.43%     Mar. 2012
 at Museum Gardens (5)    25%      37,000     27,186   7.25%     July 2013
 at Barrett Walk          25%      12,000     12,000   5.19%     Nov. 2013
 at Cambridge Square      30%      20,900     20,900   5.19%     Nov. 2013
 at Milton Park (6)       25%      22,000     22,000   5.10%     May  2014
 at Lost Mountain         75%      10,252     10,037   6.84%     Nov. 2040
                                 --------   --------
                                 $650,637    616,522
                                 ========   ========

(1) In general, these loans provide for monthly payments of principal and interest based on 25- to 30-year amortization schedules and a balloon payment at maturity. Some loans provide for payments of interest only.

                      AMLI RESIDENTIAL PROPERTIES TRUST

(2) This is a second mortgage loan provided by AMLI to pay down this community's first mortgage debt, as required by the loan agreement.

(3)   Consists of $9,100 at 7.75% and $6,000 at 5.50%.

(4)   These loans provide for payment of interest only through maturity.

(5) This is a combination construction/permanent loan which is being funded to the total commitment as development is completed.

(6) This loan closed in 2004 and proceeds were distributed to the partners as a return of capital.


4.    THE SERVICE COMPANIES

      Detail of the assets of the Service Companies, which are included in various accounts in the accompanying consolidated balance sheets at December 31, 2004 and 2003, is provided for additional information as follows:

                                                        December 31,
                                                  ----------------------
                                                    2004          2003
                                                  --------      --------
      Rental communities under
        development and held for sale . . . .     $ 10,360        34,618
      Land held for sale, net of
        allowance for loss of $1,497
        and $1,247, respectively. . . . . . .       13,697        12,301
      Office building, net of
        accumulated depreciation. . . . . . .        2,080         2,227
      Information technology costs,
        net of accumulated depreciation . . .        7,294         8,500
      Net deferred tax asset. . . . . . . . .        3,999         2,229
      Receivables . . . . . . . . . . . . . .        2,058         6,351
      Cash. . . . . . . . . . . . . . . . . .        1,447         2,655
      Other . . . . . . . . . . . . . . . . .        1,828         2,551
                                                  --------      --------
      Total . . . . . . . . . . . . . . . . .     $ 42,763        71,432
                                                  ========      ========

      Included in other assets is $46 and $95 as of December 31, 2004 and 2003, respectively, representing the Service Companies' 50% limited partnership interest in AMLI at Newnan Lakes, a 248-unit recently completed apartment community near Atlanta, Georgia, which was built for sale. This investment is accounted for using the equity method of accounting. The Service Companies' 50% share of this partnership's non-recourse first mortgage loan, which carries an interest rate of 7.1%, and matures in 2043, is $7,933.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      Detail of the Service Companies' deferred tax asset and deferred tax liability is as follows:
                                                       December 31,
                                                 ----------------------
                                                   2004          2003
                                                 --------      --------
      Deferred tax asset:
        Net operating loss carryforwards. .      $  3,018         2,230
        Goodwill. . . . . . . . . . . . . .           321           399
        Deferred compensation . . . . . . .           450           888
        Other . . . . . . . . . . . . . . .         2,005           415
                                                 --------      --------
            Total gross deferred tax asset.         5,794         3,932
        Less valuation allowance. . . . . .         --            --
                                                 --------      --------
            Net deferred tax asset. . . . .         5,794         3,932
                                                 --------      --------
      Deferred tax liability:
        Property and equipment,
          principally due to differences
          in depreciation . . . . . . . . .        (1,344)       (1,387)
        Compensation for employee
          stock options . . . . . . . . . .          (266)         (127)
        Other . . . . . . . . . . . . . . .          (185)         (189)
                                                 --------      --------
            Total gross deferred
              tax liability . . . . . . . .        (1,795)       (1,703)
                                                 --------      --------
            Net deferred tax asset. . . . .      $  3,999         2,229
                                                 ========      ========

      The Service Companies' provision for income taxes consisted entirely of deferred state and Federal tax benefit of $1,770 and $624 for the years ended December 31, 2004 and 2003, respectively.

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Service Companies will need to generate future taxable income of approximately $5,900 prior to the beginning of the expiration of the net operating loss carryforwards in 2021. The tax loss of the Service Companies for the years ended December 31, 2004, 2003 and 2002 was $2,293, $2,390 and $2,089, respectively. Management is of the opinion that it is more likely than not that the $3,999 net deferred tax asset as of December 31, 2004 will be recovered from future profitable operations of the Service Companies based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax asset is deductible. At December 31, 2004, the Service Companies have a $7,943 tax net operating loss carryforward which would start to expire in the year 2022.

      For the year ended December 31, 2002, the Service Companies' operations were accounted for using the equity method of accounting and interest and the share of loss from the Service Companies were included in AMLI's consolidated statement of operations. Detail of the Service Companies' operations for the year ended December 31, 2002 is as follows:

      Construction contract revenues. . . . . . . . . .     $105,638
      Construction contract costs . . . . . . . . . . .     (103,159)
                                                            --------

                      AMLI RESIDENTIAL PROPERTIES TRUST

      Construction gross profit . . . . . . . . . . . .        2,479
      Property management fees. . . . . . . . . . . . .       10,227
      Corporate homes' gross profit . . . . . . . . . .        4,613
      Gains on land sales and other income. . . . . . .        1,434
                                                            --------
      Total income. . . . . . . . . . . . . . . . . . .       18,753

      Total expenses. . . . . . . . . . . . . . . . . .       20,012
                                                            --------
      Loss before income taxes. . . . . . . . . . . . .       (1,259)
      Income tax benefit. . . . . . . . . . . . . . . .          442
                                                            --------
      Loss. . . . . . . . . . . . . . . . . . . . . . .         (817)

      Intercompany interest expense . . . . . . . . . .        1,323
      Intercompany eliminations . . . . . . . . . . . .         (208)
                                                            --------
      Interest and share of loss
        from the Service Companies. . . . . . . . . . .     $    298
                                                            ========


5.    OTHER ASSETS

      Other assets reported in the accompanying consolidated balance sheets as of the periods presented are as follows:
                                                       December 31,
                                                 ----------------------
                                                   2004          2003
                                                 --------      --------
      Short-term working capital assets:
        Accounts receivable . . . . . . . .      $  2,673         5,552
        Development fees receivable . . . .           106            65
        Prepaid expenses. . . . . . . . . .         1,060         2,509
        Advances to affiliates. . . . . . .           186           576
                                                 --------      --------
                                                    4,025         8,702
                                                 --------      --------
      Other:
        Notes receivable (1). . . . . . . .         3,238        31,867
        Deposits. . . . . . . . . . . . . .         2,031         1,765
        Restricted cash . . . . . . . . . .           514           483
        Deferred development costs. . . . .           750         4,123
        Building and leasehold improve-
          ments, net of accumulated
          depreciation. . . . . . . . . . .         2,080         2,227
        Information technology costs,
          net of accumulated depreciation .         7,294         8,500
        Net deferred tax asset. . . . . . .         3,999         2,229
        Derivative assets . . . . . . . . .           548           927
        Other . . . . . . . . . . . . . . .         2,567         3,570
                                                 --------      --------
                                                   23,021        55,691
                                                 --------      --------
      Total (2) . . . . . . . . . . . . . .      $ 27,046        64,393
                                                 ========      ========

   (1) The December 31, 2003 amount includes a $28,530 6.7% purchase money note taken in connection with the sale on December 29, 2003 of AMLI at Centennial Park and AMLI at Town Center; the note was collected on February 23, 2004.

   (2) Includes $99 and $787 associated with the communities held for sale at December 31, 2004 and 2003, respectively.

                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

6.   DEBT

      The table below presents certain information relating to AMLI's indebtedness at December 31, 2004 and 2003.

<caption>                                                     Balance                                Balance
                                                                at                                     at
                                                Original    December 31,    Interest    Maturity   December 31,
Communities                                      Amount         2004          Rate        Date         2003
-----------                                     --------    -----------    ----------   --------   -----------
UNSECURED BOND FINANCINGS:
                                                                           Tax-exempt
AMLI at Spring Creek (1)                        $ 40,750          --       rate+1.49%    10/1/24       40,750
                                                                           Tax-exempt
AMLI at Poplar Creek (2)                           9,500         9,500     rate+1.31%     2/1/24        9,500
                                                --------        ------                                -------
    Total bonds                                   50,250         9,500                                 50,250
                                                --------        ------                                -------
MORTGAGE NOTES PAYABLE TO FINANCIAL INSTITUTIONS:
AMLI at Nantucket (3)                              7,735          --         7.70%        6/1/04        7,036
AMLI at Bishop's Gate                             15,380        13,192       7.25%(4)     8/1/05       13,608
AMLI at Regents Center                            20,100        18,241 (5)   8.90%(6)     9/1/05       18,531
AMLI on the Green/AMLI of North Dallas (7)        43,234        36,846       7.79%        5/1/06       37,849
AMLI at Oak Bend (8)                              19,878        18,564       5.62%       12/1/06       19,123
AMLI at Danada Farms (9)                          46,234        44,018       4.51%        3/1/07       44,857
AMLI at Valley Ranch                              18,800        18,800       6.68%       5/10/07       18,800
AMLI at Conner Farms                              14,900        14,900       6.68%       5/10/07       14,900
AMLI at Clairmont                                 12,880        12,003       6.95%       1/15/08       12,206
AMLI - various (10)                              140,000       134,268       6.56%        7/1/11      136,080
AMLI on Eldridge Parkway                          32,709        32,500       5.36%        6/1/14        --
AMLI at Riverbend                                 45,000        44,788       4.85%        8/1/14        --
AMLI at Park Creek (11)                           10,322        10,281       5.65%       12/1/38       10,073
                                                --------       -------                               --------
    Total mortgage notes payable                 427,172       398,401                                333,063
                                                --------       -------                               --------
UNSECURED OTHER NOTES PAYABLE:
Primary line of credit (12)(13)                  240,000       126,000       L+1.00%     5/19/06      218,000
Secondary line of credit (13)                     16,000         --          L+1.20%     5/19/06        --
Term loan (14)                                   110,000       110,000       L+1.00%    12/19/08        --
Other (15)                                         9,200        10,000      L+0.675%   on demand        9,200
                                                --------       -------                                -------
    Total other notes payable                    375,200       246,000                                227,200
                                                --------       -------                                -------
    Total                                       $852,622       653,901                                610,513
                                                ========       =======                                =======




                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(1)   AMLI at Spring Creek was sold on April 14, 2004, and the buyer purchased the community subject to these bonds.  In addition to the gain on the sale of the community, AMLI recognized a $4,723 gain ($5,400 of the net cash proceeds less $677 write-off of unamortized loan costs) attributable to extinguishment of debt and included in discontinued operations, net of minority interest of $300, in the accompanying statement of operations for the year ended December 31, 2004.

(2)   The terms of these tax-exempt bonds require that a portion of the apartment homes be leased to individuals who qualify based on income levels specified by the U.S. Government.  The bonds bear interest at a variable rate that is adjusted weekly based upon the remarketing rate for these bonds.  The credit enhancement for the AMLI at Poplar Creek bonds consists of a $9,628 letter of credit from a financial institution that expires on November 15, 2005.  The bonds were secured by AMLI at Poplar Creek as of December 31, 2003 and became unsecured in 2004.

(3)   This loan was prepaid without penalty on February 2, 2004 prior to the sale of the community.

(4)   This original $14,000 mortgage note bears interest at 9.1%.  For financial reporting purposes, this mortgage note was valued at $15,380 to reflect a 7.25% market rate of interest when assumed in connection with the acquisition of AMLI at Bishop's Gate on October 17, 1997.  The unamortized premium at December 31, 2004 and
      December 31, 2003 was $95 and $347, respectively.  This loan is prepayable without penalty as of June 1,
      2005.

(5)   This loan provides for partial recourse to the partners of the Operating Partnership.

(6)   Consists of $13,800 at 8.73% and $6,300 at 9.23%.  These loans are prepayable without penalty as of June 1,
      2005.

(7)   These two communities secure a loan that was sold at a discount of $673.  At December 31, 2004 and
      December 31, 2003, the unamortized discount was $90 and $157, respectively.  This loan is prepayable without penalty in November 2005.

(8)   Represents debt assumed by AMLI as a result of acquisition of 60% interest in the community that AMLI did not already own.  The original mortgage balance of $18,079 bears 7.81% interest, which, at the time of the acquisition, was valued at $19,123 for financial reporting purposes to reflect a 4.16% market-rate interest on 60% of the balance assumed and 7.81% interest rate on the remaining 40%.  The unamortized premium at
      December 31, 2004 and December 31, 2003 was $690 and $1,044, respectively.

(9)   Represents $23,249 original mortgage balance assumed upon acquisition of 90% interest in the community that
      AMLI did not already own and $20,000 additional mortgage financing from the same lender following the acquisition.  The original mortgage note bears interest at 7.33%, which was valued at $24,982 for financial reporting purposes to reflect a 4.48% market-rate interest on 90% of the balance assumed and 7.33% interest rate on the remaining 10%.  The unamortized premium at December 31, 2004 and December 31, 2003 was $1,126
      and $1,734, respectively.  The additional $20,000 bears interest at 4.48%.






                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(10)  This loan is secured by seven previously unencumbered communities (AMLI at Bent Tree, AMLI at Lantana Ridge,
      AMLI at StoneHollow, AMLI at Western Ridge, AMLI at Killian Creek, AMLI at Eagle Creek and AMLI at Gateway
      Park).  In connection with the sale of AMLI at Western Ridge in December 2002, AMLI obtained a release of its mortgage by substituting another wholly-owned community, AMLI at the Medical Center.  In February 2005
      AMLI at Bent Tree was sold.  In connection with this sale AMLI obtained a release of its mortgage by substituting AMLI at Westcliff.

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

(12)  In the third quarter 2003, AMLI entered into $45,000 of forward-starting swaps fixing the base interest rate at an average of 4.47%, and entered into a $15,000 forward-starting cap limiting the base rate to 4.0%, all for the five-year period beginning April 1, 2004.

(13)  AMLI's $240,000 unsecured line of credit is provided by a group of eight banks and will mature in May 2006.
      AMLI has an option to extend the maturity by one year.  This line of credit carries an interest rate of
      LIBOR plus 1.00% (approximately 3.4% at December 31, 2004) and provides for an annual facility fee of 20 basis points.  AMLI uses the unsecured line of credit for acquisition and development activities and working capital needs.  This unsecured line of credit requires that AMLI meet various covenants typical of such an arrangement, including minimum net worth, minimum debt service coverage and maximum debt to equity percentage.  Certain of these covenants were modified effective with the December 29, 2004 second amendment of the line of credit.  A separate $16,000 unsecured line of credit obtained from one of the lenders, pursuant to which AMLI may issue letters of credit, contains terms and conditions substantially the same as exist under AMLI's primary unsecured line of credit.

(14)  In December 2004, AMLI closed on a $110,000 unsecured floating-rate four-year term loan with a bank group that includes Wells Fargo Bank, N.A., as Administrative Agent, PNC Bank National Association, Commerzbank
      AG, and Comerica Bank.  This term loan carries an interest rate of LIBOR plus one (approximate effective interest rate is 3.4% at December 31, 2004).  AMLI also entered into interest rate swap agreements for the period July 1, 2005 through December 20, 2009 effectively fixing the interest rate on $100,000 of the variable-rate term loan at a rate of 3.99% plus the loan spread, or 4.99%.

(15)  AMLI and several of its co-investment partnerships participate in a short-term investment program where short-term cash balances are invested by each partnership in unsecured demand notes payable by AMLI.  Each partnership withdraws funds from this investment account on an "as needed basis" to fund its disbursements, which could be daily.  At December 31, 2004 and December 31, 2003, the effective interest rate paid by AMLI on these demand notes was 2.30% and 1.74%, respectively.





                      AMLI RESIDENTIAL PROPERTIES TRUST

      As of December 31, 2004, the scheduled maturities of AMLI's debt are as follows:
                           Fixed Rate               Unsecured
                            Mortgage                  Notes
               Unsecured  Notes Payable  Unsecured   Payable
                 Bond     to Financial     Lines     to Joint
               Financing  Institutions   of Credit   Ventures    Total
               ---------  -------------  ---------   --------   -------

2005. . . . .   $ --            37,562      --        10,000     47,562
2006. . . . .     --            58,564    126,000      --       184,564
2007. . . . .     --            79,147      --         --        79,147
2008. . . . .     --            15,050    110,000      --       125,050
2009. . . . .     --             3,993      --         --         3,993
Thereafter. .     9,500        204,085      --         --       213,585
                -------        -------    -------    -------    -------
     Total. .   $ 9,500        398,401    236,000     10,000    653,901
                =======        =======    =======    =======    =======

      At December 31, 2004, 25 of AMLI's 44 wholly-owned stabilized communities are unencumbered.


7.  OTHER LIABILITIES

      Other liabilities reported in the accompanying consolidated balance sheets as of the dates presented are as follows:

                                                      December 31,
                                                 ----------------------
                                                   2004          2003
                                                 --------      --------
      Short-term working capital
       liabilities:
        Accrued interest payable. . . . . . .    $  2,431         1,732
        Estimated accrued real estate
          taxes payable . . . . . . . . . . .      19,843        16,290
        Accrued general and administra-
          tive expenses . . . . . . . . . . .       1,542           506
        Accrued community rental expenses . .       7,129         6,455
                                                 --------      --------
                                                   30,945        24,983
                                                 --------      --------
      Other:
        Construction costs payable. . . . . .       1,729         2,673
        Security deposits and
          prepaid rents . . . . . . . . . . .       4,690         4,116
        Interest rate swap liability. . . . .       1,232         1,883
        Accrued employee benefits . . . . . .       1,266         3,585
        Other (1) . . . . . . . . . . . . . .       2,896           934
                                                 --------      --------
                                                   11,813        13,191
                                                 --------      --------
          Total (2) . . . . . . . . . . . . .    $ 42,758        38,174
                                                 ========      ========

   (1) At December 31, 2004, includes $556 of deferred income resulting from a 2004 community sale, which deferred amount is anticipated to be recognized as an additional gain in 2005 following completion of improvements to the community sold; and $834 in deferred income from "door fees" received pursuant to cable television contracts, which amount is being amortized to earnings over the lives of the respective cable contracts (generally 12 years).

                      AMLI RESIDENTIAL PROPERTIES TRUST

   (2) Includes $2,652 and $1,355 of other liabilities associated with the communities held for sale at December 31, 2004 and 2003, respectively.


8.  COMMUNITY RENTAL EXPENSES

      Detail of rental expenses reported in the accompanying consolidated statements of operations for the periods presented is as follows:

                                          Years Ended December 31,
                                      -------------------------------
                                        2004        2003       2002
                                      --------    --------   --------
    Personnel . . . . . . . . . . .   $ 14,054       9,258      7,734
    Advertising and promotion . . .      2,850       1,943      1,856
    Utilities . . . . . . . . . . .      4,226       2,844      2,150
    Building repairs and
      maintenance . . . . . . . . .      7,489       5,256      3,782
    Landscaping and grounds
      maintenance . . . . . . . . .      2,365       1,779      1,488
    Real estate taxes . . . . . . .     17,221      11,866     10,689
    Insurance . . . . . . . . . . .      2,516       1,758      1,311
    Property management fees. . . .      3,898       2,716      2,370
    Other rental expenses . . . . .      1,441         861        822
                                      --------    --------   --------
        Total . . . . . . . . . . .   $ 56,060      38,281     32,202
                                      ========    ========   ========


9.  INCOME TAXES

      AMLI believes it qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to Federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 90% of its taxable income, excluding any net capital gain, to its shareholders and complies with certain other requirements. In 2003 and 2004, AMLI distributed more than 100% of its taxable income. Accordingly, no provision has been made for Federal income taxes for AMLI in 2004 and 2003. The 2004 distributions to the common shareholders were approximately 88% taxable with approximately 12% representing a return of capital.

      AMLI has recorded no deferred taxes on gains for financial reporting purposes that have been deferred for income tax reporting purposes because AMLI intends to distribute to its shareholders any deferred tax gain upon ultimate realization for income tax reporting purposes.

      The following table shows a reconciliation of GAAP net income and REIT taxable income for the years ended December 31, 2004, 2003 and 2002:

                                        2004        2003       2002
                                      --------    --------   --------

GAAP net income . . . . . . . . . .   $ 62,425      26,104     40,355
Less GAAP (net income) loss of
  TRS included above. . . . . . . .      3,114         978        817
                                      --------    --------   --------

                      AMLI RESIDENTIAL PROPERTIES TRUST

                                        2004        2003       2002
                                      --------    --------   --------
GAAP net income from REIT opera-
  tions (1) . . . . . . . . . . . .     65,539      27,082     41,172
Plus GAAP depreciation and
  amortization. . . . . . . . . . .     39,873      26,762     22,058
Less tax depreciation and
  amortization. . . . . . . . . . .    (42,029)    (31,154)   (27,288)
GAAP/tax differences on gains/
  losses from capital transactions.    (27,308)      5,037     16,546
Other GAAP/tax differences, net . .     (9,102)     (9,514)    (8,826)
                                      --------    --------   --------

Taxable income before adjustments .     26,973      18,213     43,662
Less capital gains. . . . . . . . .    (25,242)    (11,303)   (28,623)
                                      --------    --------   --------
Taxable ordinary income subject
  to 90% distribution requirement .   $  1,731       6,910     15,039
                                      ========    ========   ========

Minimum required distribution to
  maintain REIT status. . . . . . .   $  1,558       6,219     13,535
Less dividends paid deduction . . .    (23,738)    (29,282)   (15,039)
                                      --------    --------   --------
Distributions paid in excess of
  minimum required. . . . . . . . .   $(22,180)    (23,063)    (1,504)
                                      ========    ========   ========

   (1) All adjustments are net of amounts attributable to minority interest and TRS.

      The reconciliation between cash distributions paid and dividends paid deduction for the years ended December 31, 2004, 2003 and 2002 is as follows:
                                        2004        2003       2002
                                      --------    --------   --------
Cash distributions paid . . . . . .   $ 54,469      42,306     41,941
Less distributions designated to
  prior years . . . . . . . . . . .      --         (1,721)      --
Plus distributions designated from
  following year. . . . . . . . . .      --          --         1,721
Less portion designated as
  capital gain distribution . . . .    (25,242)    (11,303)   (28,623)
Less portion designated as return
  of capital distribution . . . . .     (5,489)      --         --
                                      --------    --------   --------
Dividends paid deduction. . . . . .   $ 23,738      29,282     15,039
                                      ========    ========   ========

      The characterization of distributions to the common shareholders for the years ended December 31, 2004, 2003 and 2002 is as follows:

                               2004           2003           2002
                          -------------  -------------  -------------
                           Per            Per             Per
                          Share     %    Share     %     Share    %
                          -----   -----  -----   -----   -----  -----
    Ordinary income . .   $0.82     43%  $1.41     73%   $0.61    32%
    Return of capital .    0.23     12%    --      --      --     --
    Capital gains . . .    0.59     31%   0.25     14%    0.94    49%
    Unrecaptured
      Sec. 1250 gain. .    0.28     14%   0.26     13%    0.37    19%
                          -----   -----  -----   -----   -----  -----
        Total . . . . .   $1.92    100%   1.92    100%   $1.92   100%
                          =====   =====  =====   =====   =====  =====

                      AMLI RESIDENTIAL PROPERTIES TRUST

10.  SEGMENT REPORTING

      In accordance with SFAS No. 131, "Disclosure About the Segment of an Enterprise and Related Information," AMLI presents segment information based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The segment information is prepared on substantially the same basis as the internally reported information used by AMLI's chief operating decision makers to manage the business. AMLI's two reportable segments are its multifamily rental operations and the Service Companies' operations. With the exception of non-material amounts relating to non-segment assets, all other profits or losses relate to AMLI's multifamily rental operations.
The accounting policies for the segments are the same as those described in note 2.

      AMLI defines each of its multifamily communities as an individual operating segment. It has also determined that all communities have similar economic characteristics and also meet the other criteria which permit the communities to be aggregated into one reportable segment, that being the development, acquisition, operation and ownership of multifamily communities in its markets throughout the Southeast, Southwest, Midwest and Mountain regions of the United States. AMLI's chief decision makers focus on its primary sources of revenues and income from community operations, which consist largely of stabilized communities, newly-developed and in-lease up communities. In addition, the Service Companies reported revenues and fee income are utilized by the chief decision makers. Transactions between the two reportable segments include fees earned by the Service Companies from providing services to AMLI and its co-investment partnerships; intercompany sales of real property; and loans by AMLI to the Service Companies. In measuring the Service Companies' segment profits or losses, interest expense on intercompany loans is eliminated, as are any other intercompany profits. The Service Companies' assets are stated at the GAAP carrying amounts as reflected in note 4.

      The methods used for reporting total revenues and net operating income ("NOI") and segment assets are utilized for internal reporting purposes and by the Chief Decision Maker (CEO). AMLI's chief operating decision-maker assesses and measures segment operating results based on a performance measure referred to as net operating income at the individual operating segment level and funds from operations ("FFO") at the aggregated segment level. AMLI calculates NOI of its wholly-owned and its co-investment apartment communities as the excess of community revenues over community expenses. Management uses the consolidated and individual community NOI as a performance measure for this segment of AMLI's business.

AMLI believes that NOI is an important operating performance measure for its multifamily rental operations which excludes general and administrative expenses at the corporate level, interest and depreciation and amortization. The National Association of Real Estate Investment Trusts defines FFO as net income (computed in accordance with GAAP), excluding gains from sales of depreciable operating properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships, joint ventures and other affiliates. Adjustments for unconsolidated partnerships, joint ventures and other affiliates are calculated to reflect FFO on the same basis. FFO does not represent cash flows from operations, as defined by GAAP; is not indicative that cash flows are adequate to fund all cash needs; and is not to be considered an alternative to net income or any other GAAP measure as a measurement of the results of AMLI's operations or AMLI's cash flows or liquidity as defined by GAAP.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      AMLI does not derive any of its consolidated revenues from foreign countries and does not have any major customers that individually account for 10% or more of AMLI's consolidated revenues.

      Information presented for AMLI's co-investment communities is the sum of the revenues, sum of the NOI, and sum of the assets of all the co-investment communities. The method used to determine segment information relating to the co-investment communities is not in accordance with GAAP. AMLI accounts for its investments in unconsolidated co-investment partnerships using the equity method of accounting in accordance with GAAP.

      The revenues, NOI, income from continuing operations, FFO and assets for AMLI's reportable segments are summarized as follows:

                                            Years Ended December 31,
                                      -----------------------------------
                                        2004         2003         2002
                                     ----------   ----------   ----------
Segment revenues
 Multifamily rental operations:
  Wholly-owned communities. . . . . .$  126,900       88,260       78,982
  Co-investment communities
    at 100% . . . . . . . . . . . . .   132,623      162,018      166,849
                                     ----------   ----------   ----------
                                        259,523      250,278      245,831
 Service Companies' operations. . . .    63,358       99,639      118,970
                                     ----------   ----------   ----------
 Total segment revenues . . . . . . .   322,881      349,917      364,801
 Discontinued operations. . . . . . .    16,631       29,623       33,217
                                     ----------   ----------   ----------
 Total segment revenues including
   discontinued operations. . . . . .   339,512      379,540      398,018

 Reconciling items to consolidated
  revenues:
   Fee income . . . . . . . . . . . .     1,824        2,357        3,875
   Unconsolidated co-investment
     partnerships . . . . . . . . . .  (132,623)    (162,018)    (166,849)
   Service Companies' eliminations
     for related party. . . . . . . .   (17,274)     (28,677)       --
   Unconsolidated Service
     Companies' revenues. . . . . . .     --           --        (118,970)
   Interest and share of loss
     from the Service Companies . . .     --           --             298
   Discontinued operations. . . . . .   (16,631)     (29,623)     (33,217)
                                     ----------   ----------   ----------
 Total consolidated revenues -
   continuing operations. . . . . . .$  174,808      161,579       83,155
                                     ==========   ==========   ==========
NOI
 Multifamily rental operations:
  Wholly-owned communities. . . . . .$   70,840       49,979       46,780
  Co-investment communities
    at 100% . . . . . . . . . . . . .    78,226       95,839      100,209
                                     ----------   ----------   ----------
                                        149,066      145,818      146,989
 Service Companies' operations. . . .    (1,861)         126        --
                                     ----------   ----------   ----------
                                        147,205      145,944      146,989
 Discontinued operations. . . . . . .     8,616       16,517       19,528
                                     ----------   ----------   ----------
 Total segment NOI including
  discontinued operations . . . . . .   155,821      162,461      166,517
                                     ----------   ----------   ----------

                      AMLI RESIDENTIAL PROPERTIES TRUST

                                            Years Ended December 31,
                                      -----------------------------------
                                        2004         2003         2002
                                     ----------   ----------   ----------
Reconciling items to consolidated
 net income from continuing
 operations:
  Unconsolidated co-investment
   partnerships:
    Unconsolidated co-investment
      NOI at 100% . . . . . . . . . .    78,226       95,839      100,209
    Co-investment partners'
      share of NOI. . . . . . . . . .   (50,998)     (64,240)     (68,443)
                                     ----------   ----------   ----------
    AMLI's share of NOI . . . . . . .    27,228       31,599       31,766
    AMLI's share of depreciation. . .   (10,498)     (11,840)     (12,011)
    AMLI's share of interest
      and amortization of
      deferred costs. . . . . . . . .   (15,297)     (15,587)     (14,942)
    AMLI's share of other income. . .     2,002        1,659        2,791
                                     ----------   ----------   ----------
    AMLI's share of income
      from partnerships . . . . . . .     3,435        5,831        7,604
                                     ----------   ----------   ----------
    Unconsolidated co-investment
      gains on sales of
      communities . . . . . . . . . .     9,438       25,470        8,555
    Co-investment partners' share
      of gains of partnerships'
      communities . . . . . . . . . .    (6,790)     (19,186)      (7,272)
                                     ----------   ----------   ----------
    AMLI's share of gains on sales
      of partnerships' communities. .     2,648        6,284        1,283
                                     ----------   ----------   ----------
    Unconsolidated co-investment
      NOI at 100% . . . . . . . . . .   (78,226)     (95,839)    (100,209)
                                     ----------   ----------   ----------
Other income (expenses):
 Interest and share of loss from
  unconsolidated Service Companies. .     --           --             298
 Fee income . . . . . . . . . . . . .     1,824        2,357        3,875
 Other income . . . . . . . . . . . .     1,891        1,039          888
 Impairment of an investment
   in a partnership . . . . . . . . .     --          (1,191)       --
 Prepayment penalty and write-off
   of unamortized deferred costs. . .    (1,121)       --           --
 Depreciation . . . . . . . . . . . .   (38,768)     (25,610)     (21,246)
 Interest and amortization of
   deferred costs . . . . . . . . . .   (30,748)     (26,223)     (25,207)
 General and administrative . . . . .    (7,301)      (5,910)      (5,129)
 Provision for loss on land
   held for development or sale . . .      (150)        (150)        (550)
                                     ----------   ----------   ----------
                                        (74,373)     (55,688)     (47,071)
                                     ----------   ----------   ----------
Income from operations. . . . . . . .     9,305       23,049       28,124
Discontinued operations . . . . . . .    (6,583)      (8,015)     (11,506)
                                     ----------   ----------   ----------

                      AMLI RESIDENTIAL PROPERTIES TRUST

                                            Years Ended December 31,
                                      -----------------------------------
                                        2004         2003         2002
                                     ----------   ----------   ----------

Income from continuing operations . .     2,722       15,034       16,618

Reconciliation to FFO:
Income from discontinued
  operations before minority
  interest. . . . . . . . . . . . . .     6,583        8,015       11,506
Gain on extinguishment of debt
  for a community sold. . . . . . . .     5,400        --           --
Write-off of unamortized deferred
  financing costs . . . . . . . . . .      (677)       --           --
Depreciation (1). . . . . . . . . . .    38,768       25,610       21,246
Share of partnerships'
  depreciation. . . . . . . . . . . .    10,498       11,840       12,011
Share of gains on sales of
  co-investment communities . . . . .    (2,648)      (6,284)      (1,283)
                                     ----------   ----------   ----------
    FFO . . . . . . . . . . . . . . .$   60,646       54,215       60,098
                                     ==========   ==========   ==========
Segment assets:
 Multifamily rental communities:
  Wholly-owned communities. . . . . .$1,206,299      933,431      754,123
  Co-investment communities at 100% . 1,124,390    1,156,800    1,402,502
                                     ----------   ----------   ----------
                                      2,330,689    2,090,231    2,156,625
 Service Companies' assets. . . . . .    32,403       71,432       49,158
                                     ----------   ----------   ----------
 Total segment assets . . . . . . . . 2,363,092    2,161,663    2,205,783
 Rental communities held for sale,
  net of accumulated depreciation:
   Wholly-owned communities (2) . . .    49,801       61,826        --
   Service Companies' community . . .    10,360        --           --
                                     ----------   ----------   ----------
                                      2,423,253    2,223,489    2,205,783
 Accumulated depreciation . . . . . .  (136,168)    (116,830)    (120,268)
                                     ----------   ----------   ----------
                                      2,287,085    2,106,659    2,085,515
 Non-segment assets . . . . . . . . .    36,374       66,184       40,324
 Investment in partnerships . . . . .   124,354      147,291      197,517
 Unconsolidated co-investment
  partnerships. . . . . . . . . . . .(1,124,390)  (1,156,800)  (1,402,502)
                                     ----------   ----------   ----------
Total consolidated assets . . . . . .$1,323,423    1,163,334      920,854
                                     ==========   ==========   ==========

 (1)  Includes discontinued operations.

 (2) Net of accumulated depreciation of $14,360 and $23,991 for the years ended December 31, 2004 and 2003, respectively.

                      AMLI RESIDENTIAL PROPERTIES TRUST

11.  RELATED PARTY TRANSACTIONS

      During the years ended December 31, 2004, 2003 and 2002, AMLI accrued or paid to partnerships $146, $165 and $12, respectively, in interest on short-term investments made by the partnerships. During the year ended December 31, 2002, AMLI accrued or paid to the Service Companies other costs and expenses as follows:

      Management fees (including
        discontinued operations). . . . . . .      $3,366
      General contractor fees . . . . . . . .         308
                                                   ======

      During the years ended December 31, 2004 and 2003, AMLI and the Service Companies earned and received from the partnerships other income as follows:
                                                    2004        2003
                                                   ------      ------
      Development fees. . . . . . . . . . . .      $1,170       1,340
      Management fees . . . . . . . . . . . .       5,360       6,484
      Disposition fees. . . . . . . . . . . .       --            567
      Asset management fees . . . . . . . . .         654         776
      General contractor fees . . . . . . . .         449         211
      Computer rental and utility billing
        fees. . . . . . . . . . . . . . . . .         250         278
      Promoted interest . . . . . . . . . . .         829         924
      Interest on notes and
        advances to affiliates. . . . . . . .         348         145
                                                   ======      ======

      In addition, during the years ended December 31, 2004 and 2003, total revenues of $3,126 and $3,950, respectively, were generated from leases of apartment homes of co-investment communities through ACH.

      During the year ended December 31, 2002, AMLI earned or received from the partnerships and the Service Companies other income as follows:

      Development fees. . . . . . . . . . . .      $2,355
      Acquisition and disposition fees. . . .       1,043
      Asset management fees . . . . . . . . .         477
      Promoted interest . . . . . . . . . . .         616
      Interest on notes and advances
        to affiliates . . . . . . . . . . . .       1,323
                                                   ======

      In addition, during the year ended December 31, 2002, total revenues of $1,920 were generated from leases of apartment homes of wholly-owned communities through ACH.

      In September 2002, AMLI entered into an agreement with an affiliate of one of AMLI's Executive Vice Presidents to test and possibly implement a software application developed by this entity, in which AMLI has no ownership interest. AMLI's maximum commitment under this agreement is $300. AMLI is entitled to share in any proceeds from the successful marketing and sale of this software application to third parties. On
July 10, 2003, AMLI was named as beneficiary to a software sales agreement, pursuant to which AMC will receive a minimum of $863 and a maximum of $1,350 in royalties over the five-year period ending December 31, 2007. Through December 31, 2004, no income or loss has been recognized as a result of this agreement.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      AMLI sold its interest in two split-dollar life insurance policies to avoid any possibility that continued payments of premiums on these policies might be considered a violation of the Sarbanes-Oxley Act. These are the only split-dollar life insurance policies in which AMLI had an interest.
In connection with the sale of its interests $180 was paid to two Executive Officers and was charged to expense in the third quarter of 2003.


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

      The redemption value of these mandatorily redeemable convertible preferred shares was computed as the aggregate liquidation preference (original fair value plus any unpaid dividend preference) and reported in the accompanying consolidated balance sheet at December 31, 2004.


13.  SHAREHOLDERS' EQUITY

      Through December 31, 2001, a total of 1,531,232 OP Units were issued to third parties as partial consideration for the acquisition of certain communities and a land parcel. No OP Units were issued to third parties since 2001. A total of 103,915, 1,875,407 and 45,593 OP Units were converted to common shares during 2004, 2003 and 2002, respectively, bringing the cumulative OP Units converted to 2,788,091 through December 31, 2004. Common shares issued upon conversion of OP Units are accounted for at the carrying value of the OP Units converted.

      During 2004, 2003 and 2002, a total of 19,249, 20,466 and 11,691 new common shares, respectively, were issued pursuant to AMLI's Executive Share Purchase Plan (see note 14).

                      AMLI RESIDENTIAL PROPERTIES TRUST

      On January 30, 1996, AMLI issued 1,200,000 Series A Preferred shares at $20 per share. After January 25, 2001, AMLI may redeem Series A Preferred shares at its option for cash or common shares. AMLI may redeem the Series A Preferred shares for common shares only when the price of the common shares equals or exceeds the approximate $20 per share conversion price for 20 of the 30 days preceding the date of redemption notice. Through December 31, 2002, 1,100,000 of the Series A Preferred shares had been converted to common shares on a share-for-share basis. In 2004 the remaining 100,000 Series A Preferred shares were converted to common shares on a share-for-share basis.

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

      In January 2001, the board of trustees authorized the purchase of up to 500,000 of AMLI's common shares of beneficial interest. During 2001 and 2002, AMLI repurchased a total of 350,900 of its common shares pursuant to this authorization. In July 2002, AMLI's board of trustees replaced the remaining 149,100 share authorization with a new 1,500,000 share authorization which was subsequently increased by 300,000 to 1,800,000 common shares. Of this 1,800,000 common shares authorized for repurchase, 1,336,000 were acquired in 2002. Total common shares repurchased in the open market pursuant to both authorizations were 1,466,500 at an average price of $21.45 per share during 2002 and 220,400 at an average share price of $22.12 during 2001. Through December 31, 2002, AMLI has acquired 1,686,900 common shares at an average price of $21.54 per share and none were acquired in following years.

      On August 7, 2003, AMLI closed on an equity offering of 2,415,000 common shares of beneficial interest issued to the public at $24.40 per share. Net proceeds from the sale, after deducting offering expenses, were approximately $58,000 and were used to partially fund the purchase of the limited partnership interests held by AMLI's partner in three co-investment partnerships.

      On March 19, 2004, AMLI closed on an equity offering of 3,450,000 common shares of beneficial interest issued to the public at $27.80 per share. Net proceeds from the sale, after deducting offering expenses, were approximately $94,500 and were used to pay down the outstanding balance under AMLI's primary line of credit and for general corporate purposes.

      At December 31, 2004, AMLI owned 29,450,564 OP Units, which were approximately 95% of the total 31,090,045 OP Units outstanding. At December 31, 2003, AMLI owned 25,419,568 OP Units, which were approximately 94% of the total 27,162,964 OP Units outstanding.

                      AMLI RESIDENTIAL PROPERTIES TRUST

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

      The commencement date for the rent will occur 24 months after AMLI receives approval to begin construction, or if earlier, the date the first certificate of occupancy is issued. At December 31, 2004, construction has not commenced on this Block 22 in downtown Austin and no lease payments have been made.

      LEASES OF OFFICE SPACE

      AMLI shares office space with the Service Companies and with ARC at its Chicago headquarters. Amrescon and AMC share space at regional corporate offices in Atlanta, Dallas, Houston and Kansas City. AMC also occupies office space in Indianapolis. AMLI is a party to these leases, which have terms expiring through the year 2010 and which provide for minimum rent and additional rent based on increases in operating expenses.

      AMLI's share of lease payments for non-cancellable office leases (including amounts allocated to the Service Companies) was $1,095, $1,160 and $1,148 in 2004, 2003 and 2002, respectively. AMLI's estimated share of future minimum rent payments under all such operating leases is as follows:

          2005. . . . . . . . . . . . . . . . . .      $1,018
          2006. . . . . . . . . . . . . . . . . .       1,016
          2007. . . . . . . . . . . . . . . . . .       1,050
          2008. . . . . . . . . . . . . . . . . .         936
          2009. . . . . . . . . . . . . . . . . .         257
          Thereafter. . . . . . . . . . . . . . .         174
                                                       ------
              Total . . . . . . . . . . . . . . .      $4,451
                                                       ======

      OTHER LEASES

      Amrescon leases a portion of the land underlying its AMLI Old Town Carmel community. Payments by Amrescon on this ground lease are subordinated to Amrescon's receiving a return of its investment and a 9% return thereon from the future operations and sale of AMLI Old Town Carmel.

Because of the subordination and the unlikelihood of any material payments being made by Amrescon pursuant to the ground lease, there is no minimum rental payment required by this ground lease.

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
      Three or more years' service. . . . . . . . . . . . 100%
                                                          ===

      An employee is eligible when such employee has completed one year of service by, and is an employee as of December 31 of the year for which the contribution is made. Prior to 2003, AMLI's matching contributions were invested in open market purchases of AMLI's common shares. Starting in 2003 these contributions are invested based on each participant's investment selection. Such contributions, by and on behalf of employees of AMLI and the Service Companies, were $503, $309 and $294 in 2004, 2003 and 2002, respectively. At December 31, 2004, the Retirement Plan owns a total of 152,037 of AMLI's common shares, representing approximately 35% of the value of total Retirement Plan assets.

      BONUS INCENTIVE COMPENSATION

      A bonus incentive compensation plan has been established for executive and key officers. This program awards a bonus to executive officers covered under the plan based on the achievement of specified targets and goals for AMLI and each individual officer. The primary targets are the desired annual FFO per share and how AMLI performs relative to its competitors. The amount of bonus will be based on a formula determined for each officer up to 100% of base compensation. AMLI accrued bonuses of $176, $539 and $509 for the years ended December 31, 2004, 2003 and 2002, respectively, for bonuses payable in the following year to the four most senior officers.

      PERFORMANCE INCENTIVE PLAN

      In 1995, AMLI established the Performance Incentive Plan (the "Incentive Plan") whereby executive and key officers and employees may receive OP Units or cash if a target growth in FFO is achieved for a period of five years (or as many as ten years if the target is not reached sooner) starting from the year the rights under this Incentive Plan are granted.
If the target growth in FFO is achieved, OP Units actually issued under this Incentive Plan will include both the original award plus additional OP Units based on assumed reinvestment of dividends from the date of the award to the date of issuance.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      The FFO growth target for the five-year period ended December 31, 2002 was not achieved, nor did AMLI achieve the FFO growth target for the five-year period ended December 31, 2003. Pursuant to the terms of the Incentive Plan, benefits will be paid out at such time, if any, during years six through ten following each award that the FFO growth target is met. AMLI fully accrued for its likely liability under this Incentive Plan. On July 28, 2003, the compensation committee of AMLI's board of trustees approved the payment of compensation in the amount of $1,211 to terminate the participation of all but five senior officers in AMLI's Incentive Plan. By redeeming for cash the Incentive Plan interests of the 43 employees who are not the five most senior officers, AMLI improved the transparency of its compensation plans, reduced the exposure to earnings and liability volatility that results from the "mark-to-market" accounting used to account for benefits payable under the Incentive Plan, and rewarded key employees for their performance in a difficult operating environment. Of the total $1,906 Incentive Plan liability at December 31, 2003, all but $695 relating to the interests of the five senior officers was paid to Incentive Plan participants in January 2004.

      In September 2004, management concluded that meeting the performance criteria under the Incentive Plan was no longer possible over the four years remaining to meet the criteria. Each of the five senior officers still holding interests in the Incentive Plan has executed Incentive Plan termination agreements as of September 30, 2004 and the Incentive Plan liability of $761 as of June 30, 2004, was reversed and reported as a reduction of expenses for the year ended December 31, 2004.

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

      On January 1, 1996, AMLI adopted SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"). Pursuant to its provisions, AMLI may either record additional compensation expense each year based on the fair value of the Options granted in that year, or, as AMLI has elected under APB No. 25, record no such additional compensation costs in its consolidated financial statements and disclose the pro forma effects as if SFAS 123 had been applied. Had AMLI determined compensation cost based upon the fair value at the grant date for these Options under SFAS 123, the

                      AMLI RESIDENTIAL PROPERTIES TRUST
charge against AMLI's net income would have been $298, $288 and $377 for the years ended December 31, 2004, 2003 and 2002, respectively, or approximately $0.01 per share. In accordance with the new rules regarding Options awarded to AMLI's employees, AMLI has commenced reporting the value of such Options as a charge against earnings for Options awarded subsequent to January 1, 2002. AMLI awarded a total of 412,750 Options to employees on December 30, 2002 of which 45,500 have been cancelled at December 31, 2004. AMLI will record the associated $282 (net of cancellations) in expense less any amount capitalized, ratably over the five years ended December 31, 2007.

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

      At December 31, 2004, the trustees who are not members of management held 42,075 vested Options and there were 448,893 vested Options held by employees at a weighted average exercise price of $22.67 per share.
Through December 31, 2004, 1,638,491 Options awarded to employees have been exercised and none have expired.

      At December 31, 2004, Options have been awarded for all but 1,505,956 of the 3,450,000 shares reserved for issuance under the Option Plan. The Options granted under this plan have a contractual term of ten years, except that the Options granted in 1995 had a contractual term of seven years.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following table shows the weighted-average valuation assumptions used for the options awarded in 2002.

     Expected life. . . . . . . . . . . .      4.0 years
     Risk-free interest rate. . . . . . .          2.40%
     Volatility . . . . . . . . . . . . .         17.42%
     Dividend yield . . . . . . . . . . .          8.17%
     Fair value per share . . . . . . . .      $   0.77


      Stock Option activity for employees during the years ended
December 31, 2004, 2003 and 2002 is as follows:

                                                             Weighted
                                                             Average
                                           Number of         Exercise
                                            Shares            Price
                                           ---------        ---------

    Balance at December 31, 2001           2,489,750          $22.10

Granted                                      412,750           21.23
Cancelled                                    (10,001)          22.52
Exercised                                    (10,000)          20.39
                                           ---------          ------
    Balance at December 31, 2002           2,882,499           21.95

                      AMLI RESIDENTIAL PROPERTIES TRUST

                                                             Weighted
                                                             Average
                                           Number of         Exercise
                                            Shares            Price
                                           ---------        ---------

Granted                                        8,000           21.10
Cancelled                                   (223,417)          22.31
Exercised                                   (813,661)          21.29
                                           ---------          ------

    Balance at December 31, 2003           1,853,421           22.10

Granted                                        --               --
Cancelled                                     (5,000)          21.79
Exercised                                   (745,497)          21.94
                                           ---------          ------

    Balance at December 31, 2004           1,102,924          $22.36
                                           =========          ======

      At December 31, 2004, the range of exercise prices was $20.19 - $23.50 and the weighted average remaining contractual life of the outstanding Options was 6.6 years.

      EXECUTIVE SHARE PURCHASE PLAN

      At their 1996 annual meeting, AMLI's shareholders approved the AMLI Residential Properties Trust Executive Share Purchase Plan (the "Purchase Plan"). At December 31, 2004, individuals eligible to participate in the Purchase Plan include the three officers who are also trustees and 23 members of management (who may in any one year acquire newly-issued common shares having a value as of the acquisition date of up to the lower of $100 or 50% of their annual base compensation).

      The common shares may be acquired at 85% of their then current value.

The 15% discount is taxable income to the participants and expense for AMLI's financial reporting purposes in the year in which the common shares are issued. Until July 2002, the participants were able to elect to receive financing for up to 80% of their acquisition cost.

      During 2004, 2003 and 2002, Purchase Plan participants acquired a total of 19,249, 20,466 and 11,691 common shares, respectively, pursuant to the Purchase Plan. Related shareholder loans of $169 in 2002 bear interest at 6.40% and are fully repayable over a ten-year term. At December 31, 2004 and 2003, the outstanding balances of these loans were $16 and $27, respectively, with interest rates ranging from 6.43% - 8.23%, and are included in the accompanying consolidated balance sheets as a reduction of shareholders' equity. Total expense recorded in 2004, 2003 and 2002 for the 15% discount, including the Service Companies' share, was $80, $62 and $42, respectively. Through December 31, 2004, a total of 227,695 common shares have been acquired by Purchase Plan participants for which AMLI has recorded cumulative expense of $769.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      RESTRICTED SHARE PLAN

      On April 28, 2003, at their annual meeting, AMLI's shareholders approved the AMLI Residential Properties Amended 2002 Senior Officer Share Acquisition Plan ("Restricted Share Plan"). In general, one-third of the restricted shares will vest on each of the third, fourth and fifth anniversary of the award provided that all unvested restricted shares will be forfeited upon the participant's voluntary termination of employment with AMLI or if the participant's employment is terminated for cause. During 2003, AMLI awarded a total of 47,900 shares under this Restricted Share Plan and on February 2, 2004, AMLI's board of trustees approved the award of an additional 76,050 restricted common shares pursuant to AMLI's Restricted Share Plan, all of which were awarded during 2004. At
December 31, 2004 and 2003, 4,950 and 0 restricted share awards have been cancelled, respectively. AMLI expenses the cost of these restricted share awards over five years using the straight-line method and includes such amount in personnel expenses. In addition, the equivalent of quarterly dividend payment is also included in personnel expenses when paid. At December 31, 2004, there were 109,800 unvested restricted shares outstanding.

      SHAREHOLDER LOANS TO OFFICERS/TRUSTEES

      Prior to 2002, the board of trustees approved $9,831 recourse loans to the four officers/trustees and nine other officers to enable them to acquire in the open market 442,794 of AMLI's common shares of beneficial interest. These loans bear interest at rates ranging from 3.91% to 6.23% and have terms of nine years. In July 2002 and November 2001 several senior officers refinanced their senior officer loans with a commercial bank and repaid AMLI. At December 31, 2004 and 2003, the balances of these loans totaled $1,961 and $2,307, respectively, and were included in the accompanying consolidated balance sheets as a reduction of shareholders' equity.

      During 1999, the board of trustees approved a new loan program ("New Loan Program") for certain officers as a substitute for the Incentive Plan.

During 2001, 2000 and 1999, AMLI loaned $920, $881 and $1,088 to certain officers to purchase 36,805, 39,876 and 52,100 of AMLI's common shares in the open market, respectively. The loans bear interest rates ranging from 3.91% to 6.06%. Interest only is payable during the five-year loan term. The New Loan Program provides for forgiveness of each loan over a five-year period, starting in the third-year anniversary of the loan, and this forgiven amount is taxable compensation to the employee. AMLI expenses the loan amount over the five-year loan term using the straight-line method and includes such amount in personnel expenses. In January 2004, 2003 and 2002, $789, $283 and $109 of the loans made in 1999 and 2000 was forgiven. At December 31, 2004 and 2003, the balances of these loans totaled $1,438 and $2,280, respectively, and were included in the accompanying consolidated balance sheets as reductions of shareholders' equity. AMLI has made no new loans to shareholders subsequent to February 2002, nor will it make any such loans in future years.

      LETTERS OF CREDIT AND GUARANTEES

      At December 31, 2004, AMLI was contingently liable with respect to $6,484 bank letters of credit issued to secure commitments made in the ordinary course of business by AMLI and its co-investment partnerships. Of these amounts, AMLI anticipates that its contingent liabilities under all but approximately $3,500 of the bank letters of credit will expire in 2005

                      AMLI RESIDENTIAL PROPERTIES TRUST
as criteria are achieved (see note 6). At December 31, 2004, AMLI was contingently liable with respect to guarantees issued to secure undertakings made by various unconsolidated affiliates, including the guaranty of $12,368 of the construction financing for AMLI's 30% owned AMLI Downtown community. AMLI could be required to perform under this guarantee if the construction loan guaranteed were not repaid or extended prior to its maturity in June 2006. AMLI anticipates that no such contingent liability will be realized, and that the various letters of credit and guarantees will eventually expire. AMLI estimates that the aggregate fair value of all such letters of credit and guarantees is less than $200.

      LEGAL ACTIONS

      AMLI is a party to several legal actions which arose in the normal course of business. In the opinion of management, there will be no adverse consequences from these actions that would be material to AMLI's financial position or results of operations.


15.  SUBSEQUENT EVENTS

      On January 12, 2005, AMLI closed on the sale of AMLI at Chase Oaks, a 250 apartment home community built in 1986 located in the Dallas/Ft. Worth market. The sale price was $15,300 and the net proceeds were used to partially fund the $24,150 acquisition price of AMLI at Lantana Hills, which closed on January 21, 2005. AMLI at Lantana Hills is a 264-unit community located in Austin, Texas that was built in 2002.

      On January 31, 2005 the board of trustees approved the award of 446,640 options with an exercise price of $28.57 per share pursuant to AMLI's Option Plan and 72,809 restricted shares pursuant to AMLI's Restricted Share Plan. The shares issued pursuant to the Restricted Share Plan vest one-third on each of the first, second and third anniversaries of the awards.

      On February 3, 2005 AMLI closed on the sales of AMLI at Bent Tree and AMLI in Great Hills. AMLI at Bent Tree is a 500-unit community in the Dallas/Ft. Worth market built in two phases in 1996 and 2000. AMLI in Great Hills is a 344-unit community in Austin, Texas which was built in 1985 and AMLI had owned since 1991. The total net proceeds of approximately $59,000 were used to paydown AMLI's primary line of credit.

      On February 10, 2005, AMLI closed on the acquisition of a 12-acre land parcel in Atlanta, Georgia for the price of $1,250 which will be held for future development of a rental community.

      On February 24, 2005 AMLI closed on the acquisition of AMLI at McGinnis Ferry, a 696-unit community (formerly Caswyck Old Towne and Caswyck McGinnins) in Gwinnett County, Georgia. The community was originally constructed as two separate communities built in 1999 and 2002. The aggregate purchase price was $64,736 of which $43,200 was paid in cash and the remainder was satisfied by AMLI's assumption of the $21,536 existing mortgage loan. The ten year $22,500 loan originally funded in July 2000 carries a stated interest rate of 8.2%. For financial reporting purposes AMLI will calculate the current value of this mortgage note to reflect current market rate interest. Monthly payments of principal and interest are $168. The loan is prepayable without penalty during the three months immediately prior to the July 1, 2010 loan maturity.


                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


16.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                         Year Ended December 31, 2004
                                                                    --------------------------------------
                                                                     First     Second     Third     Fourth
                                                                    -------    ------     ------    ------

Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $41,653    43,096     45,031    45,028
Net income from continuing operations
  before minority interest. . . . . . . . . . . . . . . . . . . .     3,919    (1,077)      (122)        2
Net income (loss) from discontinued operations,
  net of minority interest. . . . . . . . . . . . . . . . . . . .     2,944    43,191     12,227     1,047
Minority interest . . . . . . . . . . . . . . . . . . . . . . . .       144      (190)      (129)     (119)
Net income (loss) attributable to common shares . . . . . . . . .     4,787    36,560     10,301      (765)
                                                                    =======    ======     ======    ======

Net income (loss) per common share - basic: (1)
  From continuing operations. . . . . . . . . . . . . . . . . . .   $  0.08     (0.11)     (0.07)    (0.07)
  From discontinued operations. . . . . . . . . . . . . . . . . .      0.14      1.56       0.48      0.04
                                                                    -------    ------     ------    ------
    Net income (loss) . . . . . . . . . . . . . . . . . . . . . .   $  0.22      1.45       0.41     (0.03)
                                                                    =======    ======     ======    ======

Net income (loss) per common share - diluted: (1)(2)
  From continuing operations. . . . . . . . . . . . . . . . . . .   $  0.08     (0.11)     (0.07)    (0.07)
  From discontinued operations. . . . . . . . . . . . . . . . . .      0.13      1.56       0.48      0.04
                                                                    -------    ------     ------    ------
    Net income (loss) . . . . . . . . . . . . . . . . . . . . . .   $  0.21      1.45       0.41     (0.03)
                                                                    =======    ======     ======    ======



  (1)  Amounts shown have been restated where necessary to give effects to discontinued operations through
       December 31, 2004.

  (2)  Second and third quarters were restated in accordance with SFAS 128.


                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                                         Year Ended December 31, 2003
                                                                    --------------------------------------
                                                                     First     Second     Third     Fourth
                                                                    -------    ------     ------    ------

Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $42,178    34,409     42,646    42,346
Net income from continuing operations
  before minority interest. . . . . . . . . . . . . . . . . . . .     1,754       956      5,484     6,840
Net income from discontinued operations,
  net of minority interest. . . . . . . . . . . . . . . . . . . .     1,914     1,793      1,018     7,184
Minority interest . . . . . . . . . . . . . . . . . . . . . . . .       (40)     (179)       567       491
Net income attributable to common shares. . . . . . . . . . . . .     1,727       948      3,954    11,330
                                                                    =======    ======     ======    ======

Net income (loss) per common share - basic:
  From continuing operations. . . . . . . . . . . . . . . . . . .   $ (0.01)    (0.05)      0.16      0.21
  From discontinued operations. . . . . . . . . . . . . . . . . .      0.11      0.11       0.06      0.34
                                                                    -------    ------     ------    ------
    Net income. . . . . . . . . . . . . . . . . . . . . . . . . .   $  0.10      0.06       0.22      0.55
                                                                    =======    ======     ======    ======

Net income (loss) per common share - diluted: (1)
  From continuing operations. . . . . . . . . . . . . . . . . . .   $ (0.01)    (0.05)      0.16      0.21
  From discontinued operations. . . . . . . . . . . . . . . . . .      0.11      0.11       0.05      0.33
                                                                    -------    ------     ------    ------
    Net income. . . . . . . . . . . . . . . . . . . . . . . . . .   $  0.10      0.06       0.21      0.54
                                                                    =======    ======     ======    ======


  (1)  These amounts have been restated in accordance with EITF 03-06 and to give effect to discontinued
       operations through December 31, 2004.


                                                                                                   SCHEDULE III
                                          AMLI RESIDENTIAL PROPERTIES TRUST

                                CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                  DECEMBER 31, 2004
                                               (Dollars in thousands)

                                                                                         Gross Amount at Which
                                               Initial Costs (1)                    Carried at Close of Period (2)
                                   ---------------------------------------    -------------------------------------
                                                                Costs
                        Related                  Buildings    Capitalized                  Buildings
                        Encum-                     and       Subsequent to                   and
Communities            brances(3)      Land     Improvements  Acquisition         Land    Improvements       Total
-----------            ----------   ---------   ------------ -------------     ---------- ------------    ----------
Dallas/Ft. Worth TX
AMLI:
 at Bishop's Gate . . . .$ 13,192      3,659         20,708           377          3,616       21,128        24,744
 on the Green . . . . . . 10,159       1,693         17,007         1,172          1,694       18,178        19,872
 of North Dallas. . . . . 26,687       7,278         37,204         7,723          7,278       44,927        52,205
 at Valley Ranch. . . . . 18,800       3,139         16,199         4,866          3,139       21,065        24,204
 at Stonebridge Ranch . .  --          2,575         14,591           288          2,575       14,879        17,454
 at Shadow Ridge. . . . .  --          2,704         15,294           249          2,707       15,540        18,247
 Upper West Side. . . . .  --          2,038         11,549           223          2,038       11,772        13,810
 7th Street Station . . .  --          2,060         11,673           209          2,060       11,882        13,942
 Knox-Henderson . . . . .  --          2,600         14,731           503          2,605       15,229        17,834
 at Oak Bend. . . . . . . 18,564       4,061         20,306            91          4,064       20,394        24,458
 on the Fairways. . . . .  --          3,395         19,238           121          3,395       19,359        22,754
                        --------      ------        -------        ------         ------      -------       -------
Subtotal - Dallas/
  Ft. Worth, TX . . . . . 87,402      35,202        198,500        15,822         35,171      214,353       249,524
                        --------      ------        -------        ------         ------      -------       -------
Austin, TX
AMLI:
 at Lantana Ridge . . . . 19,469       3,582         20,299           688          3,585       20,984        24,569
 at StoneHollow . . . . . 30,690       5,539         31,391         1,511          5,540       32,901        38,441
 at Walnut Creek. . . . .  --          3,419         26,302             8          3,419       26,310        29,729
                        --------      ------        -------        ------         ------      -------       -------
Subtotal - Austin, TX . . 50,159      12,540         77,992         2,207         12,544       80,195        92,739
                        --------      ------        -------        ------         ------      -------       -------


                                                                                        SCHEDULE III - CONTINUED

                                          AMLI RESIDENTIAL PROPERTIES TRUST

                                CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION


                                                     Date        Depreciable
                                Accumulated        Completed/       Lives
Communities                     Depreciation        Acquired        Years
-----------                     ------------       ----------    -----------
Dallas/Ft. Worth TX
AMLI:
 at Bishop's Gate . . . . .           4,653           10/17/97   5 - 40 years
 on the Green . . . . . . .           6,003            2/16/94   5 - 40 years
 of North Dallas. . . . . .          14,795          7/89-7/90   5 - 40 years
 at Valley Ranch. . . . . .           6,977            5/25/90   5 - 40 years
 at Stonebridge Ranch . . .           1,670            6/11/01   5 - 40 years
 at Shadow Ridge. . . . . .           1,647            8/31/01   5 - 40 years
 Upper West Side. . . . . .             971             5/1/02   5 - 40 years
 7th Street Station . . . .             825           10/17/02   5 - 40 years
 Knox-Henderson . . . . . .             462           12/30/03   5 - 40 years
 at Oak Bend. . . . . . . .             709           12/31/03   5 - 40 years
 on the Fairways. . . . . .             372            4/30/04   5 - 40 years
                                   --------
Subtotal - Dallas/
  Ft. Worth, TX . . . . . .          39,084
                                   --------
Austin, TX
AMLI:
 at Lantana Ridge . . . . .           4,670            9/30/97   5 - 40 years
 at StoneHollow . . . . . .           5,318             2/3/00   5 - 40 years
 at Walnut Creek. . . . . .             918            3/31/04   5 - 40 years
                                   --------
Subtotal - Austin, TX . . .          10,906
                                   --------




                                                                                       SCHEDULE III - CONTINUED
                                          AMLI RESIDENTIAL PROPERTIES TRUST

                                CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                  DECEMBER 31, 2004
                                               (Dollars in thousands)

                                                                                         Gross Amount at Which
                                               Initial Costs (1)                    Carried at Close of Period (2)
                                   ---------------------------------------    -------------------------------------
                                                                Costs
                        Related                  Buildings    Capitalized                  Buildings
                        Encum-                     and       Subsequent to                   and
Communities            brances(3)      Land     Improvements  Acquisition         Land    Improvements       Total
-----------            ----------   ---------   ------------ -------------     ---------- ------------    ----------
Houston, TX
AMLI:
 at the Medical Center. . 13,906       4,087         23,160           289          4,088       23,448        27,536
 at Eldridge Parkway. . . 32,500       7,000         39,669           384          7,000       40,053        47,053
                         -------      ------        -------        ------         ------      -------       -------
Subtotal -
 Houston, TX. . . . . . . 46,406      11,087         62,829           673         11,088       63,501        74,589
                         -------      ------        -------        ------         ------      -------       -------

Atlanta, GA
AMLI:
 at Vinings . . . . . . .  --          2,405         17,595         2,063          2,406       19,657        22,063
 at West Paces. . . . . .  --          2,160         20,595         3,221          2,160       23,816        25,976
 at Killian Creek . . . . 12,564       2,046         13,677           518          2,046       14,195        16,241
 at Clairmont . . . . . . 12,003       2,791         15,640         1,461          2,791       17,101        19,892
 at Park Creek. . . . . . 10,281       1,207         10,052           266          1,207       10,318        11,525
                         -------      ------        -------        ------         ------      -------       -------
Subtotal -
 Atlanta, GA. . . . . . . 34,848      10,609         77,559         7,529         10,610       85,087        95,697
                         -------      ------        -------        ------         ------      -------       -------
Kansas City, KS
AMLI:
 at Regents Center. . . . 18,241       2,260         22,397         1,577          2,265       23,969        26,234
 at Lexington Farms . . .  --          4,776         27,060           775          4,776       27,835        32,611
 Creekside. . . . . . . .  --          2,279         14,867            90          2,279       14,957        17,236
 at Regents Crest . . . .  --          5,640         30,108           156          5,640       30,264        35,904
 at Wynnewood Farms . . .  --          2,876         17,374             3          2,876       17,377        20,253
                         -------      ------        -------        ------         ------      -------       -------
Subtotal -
 Kansas City, KS. . . . . 18,241      17,831        111,806         2,601         17,836      114,402       132,238
                         -------      ------        -------        ------         ------      -------       -------

                                                                                        SCHEDULE III - CONTINUED

                                          AMLI RESIDENTIAL PROPERTIES TRUST

                                CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION


                                                     Date        Depreciable
                                Accumulated        Completed/       Lives
Communities                     Depreciation        Acquired        Years
-----------                     ------------       ----------    -----------
Houston, TX
AMLI:
 at the Medical Center. . .           2,476           8/7/01     5 - 40 years
 at Eldridge Parkway. . . .             851          4/15/04     5 - 40 years
                                    -------
Subtotal -
 Houston, TX. . . . . . . .           3,327
                                    -------

Atlanta, GA
AMLI:
 at Vinings . . . . . . . .           5,684            6/19/92   5 - 40 years
 at West Paces. . . . . . .           6,711           11/15/93   5 - 40 years
 at Killian Creek . . . . .           2,911            3/13/97   5 - 40 years
 at Clairmont . . . . . . .           3,767            1/21/98   5 - 40 years
 at Park Creek. . . . . . .           2,425            7/31/98   5 - 40 years
                                    -------
Subtotal -
 Atlanta, GA. . . . . . . .          21,498
                                    -------
Kansas City, KS
AMLI:
 at Regents Center. . . . .           7,197        10/94-12/96   5 - 40 years
 at Lexington Farms . . . .           5,258           10/27/98   5 - 40 years
 Creekside. . . . . . . . .             708           10/14/03   5 - 40 years
 at Regents Crest . . . . .           1,350           10/14/03   5 - 40 years
 at Wynnewood Farms . . . .              83           11/15/04   5 - 40 years
                                    -------
Subtotal -
 Kansas City, KS. . . . . .          14,596
                                    -------

                                                                                       SCHEDULE III - CONTINUED
                                          AMLI RESIDENTIAL PROPERTIES TRUST

                                CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                                         Gross Amount at Which
                                               Initial Costs (1)                    Carried at Close of Period (2)
                                   ---------------------------------------    -------------------------------------
                                                                Costs
                        Related                  Buildings    Capitalized                  Buildings
                        Encum-                     and       Subsequent to                   and
Communities            brances(3)      Land     Improvements  Acquisition         Land    Improvements       Total
-----------            ----------   ---------   ------------ -------------     ---------- ------------    ----------
Indianapolis, IN
AMLI:
 at Riverbend . . . . . . 44,788       5,184         33,209         9,717          5,184       42,926        48,110
 at Conner Farms. . . . . 14,900       3,262         18,484         1,082          3,262       19,566        22,828
 at Eagle Creek . . . . . 10,741       2,477         14,038           235          2,478       14,272        16,750
 Carmel Center. . . . . .  --          4,132         23,488           253          4,132       23,741        27,873
 at Castle Creek. . . . .  --          2,688         18,652            63          2,688       18,715        21,403
 on Spring Mill . . . . .  --          3,001         26,087           261          3,001       26,348        29,349
 at Lake Clearwater . . .  --          2,752         14,982             3          2,752       14,985        17,737
                        --------     -------        -------        ------        -------    ---------     ---------
Subtotal -
 Indianapolis, IN . . . . 70,429      23,496        148,940        11,614         23,497      160,553       184,050
                        --------     -------        -------        ------        -------    ---------     ---------
Chicago, IL
AMLI:
 at Poplar Creek. . . . .  9,500       1,878         10,643         1,296          1,885       11,932        13,817
 at Oakhurst North. . . .  --          6,622         38,769           178          6,622       38,947        45,569
 at Danada Farms. . . . . 44,018      11,954         56,161         1,310         11,958       57,467        69,425
 at Canterfield . . . . .  --          8,021         45,451            17          8,021       45,468        53,489
 at River Run . . . . . .  --          4,583         25,968            16          4,583       25,984        30,567
 at Kirkland Crossing . .  --          5,644         31,985             1          5,644       31,986        37,630
                        --------     -------        -------        ------        -------    ---------     ---------
Subtotal -
 Chicago, IL. . . . . . . 53,518      38,702        208,977         2,818         38,713      211,784       250,497
                        --------     -------        -------        ------        -------    ---------     ---------
Denver, CO
AMLI:
 at Gateway Park. . . . . 21,962       4,967         28,144           407          4,967       28,551        33,518
 at Westcliff . . . . . .  --          6,363         36,056            35          6,363       36,091        42,454
                        --------     -------        -------        ------        -------    ---------     ---------
Subtotal -
 Denver, CO               21,962      11,330         64,200           442         11,330       64,642        75,972
                        --------     -------        -------        ------        -------    ---------     ---------


                                                                                        SCHEDULE III - CONTINUED

                                          AMLI RESIDENTIAL PROPERTIES TRUST

                                CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                     Date        Depreciable
                                Accumulated        Completed/       Lives
Communities                     Depreciation        Acquired        Years
-----------                     ------------       ----------    -----------
Indianapolis, IN
AMLI:
 at Riverbend . . . . . . .          13,696           12/12/92   5 - 40 years
 at Conner Farms. . . . . .           4,230           12/22/97   5 - 40 years
 at Eagle Creek . . . . . .           2,668           12/27/98   5 - 40 years
 Carmel Center. . . . . . .           1,820             6/1/03   5 - 40 years
 at Castle Creek. . . . . .             933           10/14/03   5 - 40 years
 on Spring Mill . . . . . .             997           10/25/03   5 - 40 years
 at Lake Clearwater . . . .              60           11/15/04   5 - 40 years
                                    -------
Subtotal -
 Indianapolis, IN . . . . .          24,404
                                    -------

Chicago, IL
AMLI:
 at Poplar Creek. . . . . .           2,631           12/18/97   5 - 40 years
 at Oakhurst North. . . . .           1,681           10/25/03   5 - 40 years
 at Danada Farms. . . . . .           1,902           10/31/03   5 - 40 years
 at Canterfield . . . . . .             432            9/14/04   5 - 40 years
 at River Run . . . . . . .             247            9/14/04   5 - 40 years
 at Kirkland Crossing . . .             185           10/20/04   5 - 40 years
                                    -------
Subtotal -
 Chicago, IL. . . . . . . .           7,078
                                    -------

Denver, CO
AMLI:
 at Gateway Park. . . . . .           3,536            1/29/01   5 - 40 years
 at Westcliff . . . . . . .             414            8/18/04   5 - 40 years
                                    -------
Subtotal -
 Denver, CO                           3,950
                                    -------


                                                                                       SCHEDULE III - CONTINUED
                                          AMLI RESIDENTIAL PROPERTIES TRUST

                                CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                                         Gross Amount at Which
                                               Initial Costs (1)                    Carried at Close of Period (2)
                                   ---------------------------------------    -------------------------------------
                                                                Costs
                        Related                  Buildings    Capitalized                  Buildings
                        Encum-                     and       Subsequent to                   and
Communities            brances(3)      Land     Improvements  Acquisition         Land    Improvements       Total
-----------            ----------   ---------   ------------ -------------     ---------- ------------    ----------

Southeast Florida,
  FL
AMLI:
 at Ibis. . . . . . . . .  --          3,605         20,426           159          3,605       20,585        24,190
                        --------     -------        -------        ------        -------    ---------     ---------
Subtotal -
 Southeast Florida,
   FL . . . . . . . . . .  --          3,605         20,426           159          3,605       20,585        24,190
                        --------     -------        -------        ------        -------    ---------     ---------

   Total communities. . .382,965     164,402        971,229        43,865        164,394    1,015,102     1,179,496

Intangible in-place
  leases. . . . . . . . .  --          --             --            --             --          16,116        16,116

Other . . . . . . . . . .  --             28            248            80             28          328           356
                        --------     -------        -------        ------        -------    ---------     ---------

   Total. . . . . . . . .382,965     164,430        971,477        43,945        164,422    1,031,546     1,195,968
                        --------     -------        -------        ------        -------    ---------     ---------



                                                                                        SCHEDULE III - CONTINUED

                                          AMLI RESIDENTIAL PROPERTIES TRUST

                                CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                     Date        Depreciable
                                Accumulated        Completed/       Lives
Communities                     Depreciation        Acquired        Years
-----------                     ------------       ----------    -----------

Southeast Florida, FL
AMLI:
 at Ibis. . . . . . . . . .             439            4/15/04   5 - 40 years
                                    -------
Subtotal -
 Southeast Florida, FL. . .             439
                                    -------

   Total communities. . . .         125,282

Intangible in-place
  leases. . . . . . . . . .          10,739

Other . . . . . . . . . . .             147
                                   --------

   Total. . . . . . . . . .         136,168
                                   --------


<table>                                                                                SCHEDULE III - CONTINUED
                                          AMLI RESIDENTIAL PROPERTIES TRUST
                                CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
<caption>                                                                                Gross Amount at Which
                                                 Initial Costs (1)                  Carried at Close of Period (2)
                                      --------------------------------------   ------------------------------------
                                                                  Costs
                            Related               Buildings     Capitalized                 Buildings
                            Encum-                  and        Subsequent to                  and
Communities                brances(3)     Land   Improvements   Acquisition        Land    Improvements      Total
-----------                ----------  --------- ------------  -------------    ---------- ------------   ----------
Rental communities held for sale:
 AMLI:
  in Great Hills. . . . . .    --         3,228       14,304          1,730         3,228       16,034       19,262
  at Bent Tree. . . . . . .   24,936      4,469       25,953          2,840         4,472       28,790       33,262
  at Chase Oaks . . . . . .    --         1,003        9,513            927         1,003       10,440       11,443
  Old Town Carmel (4) . . .    --         1,256        9,104            194         1,256        9,298       10,554
                            --------    -------    ---------         ------       -------    ---------    ---------
   Total communities
    held for sale . . . . .   24,936      9,956       58,874          5,691         9,959       64,562       74,521
                            --------    -------    ---------         ------       -------    ---------    ---------
   Total rental
    communities . . . . . .  407,901    174,386    1,030,351         49,636       174,381    1,096,108    1,270,489
                            --------    -------    ---------         ------       -------    ---------    ---------
Land parcels
 AMLI:
  at Mesa Ridge (5) . . . .    --         1,535        --               464         1,227          772        1,999
  at Champions II (5) . . .    --         2,343        --            (1,341)        1,739         (737)       1,002
  at Anderson Mill
   - Phase I and II . . . .    --         3,589        --               931         3,348        1,172        4,520
  at Clear Creek-Phase I
   and II . . . . . . . . .    --         2,695        --             1,390         2,782        1,303        4,085
  at La Villita . . . . . .    --         2,355        --             7,976         2,423        7,908       10,331
  at Perimeter Garden . . .    --         4,953        --               151         4,988          116        5,104
  Downtown Austin -
    Block 22. . . . . . . .    --         1,169        --             1,653         1,502        1,320        2,822
  at Fossil Lake I and II
    (5) . . . . . . . . . .    --         5,075        --               145         5,220        --           5,220
  at Prairie Lakes
    I - IV (5). . . . . . .    --         7,602        --              (597)        7,005        --           7,005
  Downtown Austin - Retail.    --           289        --             1,182           146        1,325        1,471
                            --------    -------    ---------         ------       -------    ---------    ---------
   Total land parcels . . .    --        31,605        --            11,954        30,380       13,179       43,559
                            --------    -------    ---------         ------       -------    ---------    ---------
   Total. . . . . . . . . . $407,901    205,991    1,030,351         61,590       204,761    1,109,287    1,314,048
                            ========    =======    =========         ======       =======    =========    =========

                                                                                        SCHEDULE III - CONTINUED
                                          AMLI RESIDENTIAL PROPERTIES TRUST

                                CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                     Date        Depreciable
                                Accumulated        Completed/       Lives
Communities                     Depreciation        Acquired        Years
-----------                     ------------       ----------    -----------
Rental communities
 held for sale:
 AMLI:
  in Great Hills. . . . . .           4,954            1/18/91   5 - 40 years
  at Bent Tree. . . . . . .           6,000        10/99-12/00   5 - 40 years
  at Chase Oaks . . . . . .           3,406            6/21/94   5 - 40 years
  Old Town Carmel (4) . . .           --
                                   --------
   Total communities
    held for sale . . . . .          14,360
                                   --------
   Total rental
    communities . . . . . .         150,528
                                   --------
Land parcels
 AMLI:
  at Mesa Ridge (5) . . . .           --              12/23/96
  at Champions II (5) . . .           --               12/1/98
  at Anderson Mill -
   Phase I and II . . . . .           --                7/8/99
  at Clear Creek -
   Phase I and II . . . . .           --                9/9/99
  at La Villita . . . . . .           --              12/19/03
  at Perimeter Garden . . .           --
  Downtown Austin -
    Block 22. . . . . . . .           --
  at Fossil Lake I
    and II (5). . . . . . .           --
  at Prairie Lakes
    I-IV (5). . . . . . . .           --
  Downtown Austin -
    Retail. . . . . . . . .           --
                                   --------
   Total land parcels . . .           --
                                   --------
   Total. . . . . . . . . .        $150,528
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

        (2)  The aggregate cost of real estate owned at December 31, 2004 for Federal income tax purposes was $1,236,346.

        (3)  Amounts disclosed exclude current accrued interest and debt not secured by the communities.

        (4)  This community was developed for sale by the Service Companies and was in lease-up as of
             December 31, 2004.

        (5)  Land costs are net of an allowance for loss totaling $2,686.



                                                                                        SCHEDULE III - CONTINUED

                                          AMLI RESIDENTIAL PROPERTIES TRUST

                                CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION



        (6)   Reconciliation of real estate owned:
                                                                  2004                 2003                  2002
                                                               ----------           ----------             --------

      Balance at beginning of period. . . . . . . . . . .      $1,081,367              789,877              802,414
      Additions during period (1) . . . . . . . . . . . .         345,595              324,592               54,843
      Contributions to partnerships . . . . . . . . . . .           --                   --                 (14,323)
      Sales of communities. . . . . . . . . . . . . . . .        (111,619)             (30,680)             (47,930)
      Sales of land parcels . . . . . . . . . . . . . . .          (1,239)              (1,976)              (3,589)
      Other . . . . . . . . . . . . . . . . . . . . . . .             (56)                (446)              (1,538)
                                                               ----------           ----------             --------
                                                               $1,314,048            1,081,367              789,877
                                                               ==========           ==========             ========

        (7)  Reconciliation of accumulated depreciation:

      Balance at beginning of period. . . . . . . . . . .      $  140,821              120,268              107,139
      Additions during period (including discontinued
        operations) (2) . . . . . . . . . . . . . . . . .          38,768               25,610               21,246
      Sales of communities. . . . . . . . . . . . . . . .         (29,061)              (5,057)              (8,117)
                                                               ----------           ----------             --------
      Balance at end of period. . . . . . . . . . . . . .      $  150,528              140,821              120,268
                                                               ==========           ==========             ========

        (1)  Includes $9,516 and $7,649 of costs associated with in-place leases in 2004 and 2003, respectively.

        (2)  Includes $9,327 and $2,160 of amortization of intangible assets associated with in-place leases in 2004 and 2003, respectively.


See Report of Independent Registered Public Accounting Firm.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes or disagreements with the accountants on accounting and financial disclosures.


ITEM 9A. CONTROLS AND PROCEDURES

      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      AMLI has established disclosure controls and procedures to ensure that material information relating to AMLI, including its consolidated subsidiaries, is made known to the officers who certify AMLI's financial reports, members of senior management and the board of trustees.

      As of the end of the period covered by this Annual Report on Form 10-K, AMLI conducted an evaluation of the effectiveness of its "disclosure controls and procedures." Based on management's evaluation as of December 31, 2004, AMLI's Chief Executive Officer and its Chief Financial Officer have concluded that AMLI's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by AMLI in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

      CHANGES IN INTERNAL CONTROL

      There were no changes to AMLI's internal control over financial reporting during the fourth quarter ended December 31, 2004 that have materially affected, or is reasonably likely to materially affect, AMLI's internal control over financial reporting.

      MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      AMLI's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities and Exchange Act of 1934.

      Under the supervision and with the participation of AMLI's management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of AMLI's internal control over financial reporting based on the framework in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

      AMLI's management concluded, based on the evaluation under the framework in INTERNAL CONTROL -- INTEGRATED FRAMEWORK, completed for the year ended December 31, 2004, that AMLI's internal control over financial reporting was effective as of December 31, 2004. Our management's assessment of the effectiveness of AMLI's internal control as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.  OTHER INFORMATION

      Not Applicable.



                                  PART III

ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is hereby incorporated by reference to the materials appearing in AMLI's Proxy Statement for the annual meeting of shareholders to be held on April 25, 2005 (the "Proxy Statement"), under the captions "Election of Trustees," "Management - Trustees and Executive Officers" and "Section 16(A) Beneficial Ownership Reporting Compliance."

      AUDIT COMMITTEE

      AMLI has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the audit committee are Bruce P. Bickner (as chairman), Marc S. Heilweil and Stephen G. McConahey.

      AUDIT COMMITTEE FINANCIAL EXPERT

      The Board of Trustees of AMLI has determined that Bruce P. Bickner, chairman of the audit committee is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

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

      SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Information regarding Section 16(a) beneficial ownership reporting compliance is set forth under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, which information is incorporated herein by reference.

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



ITEM 14.  PRINCIPAL AUDITOR FEES AND SERVICES

      The information regarding principal auditor fees and services is set forth under "Relationships with Independent Accountants" in the Proxy Statement, which information is incorporated herein for reference.

                                   PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    (a)   The following documents are filed as part of this report:

          (1)  Report of Management on Internal Control
                 Over Financial Reporting . . . . . . . . . . . . .   87
               Reports of Independent Registered Public
                 Accounting Firm. . . . . . . . . . . . . . . . . .   88
               Consolidated Balance Sheets, December 31, 2004
                 and 2003 . . . . . . . . . . . . . . . . . . . . .   91
               Consolidated Statements of Operations,
                 years ended December 31, 2004, 2003 and 2002 . . .   93
               Consolidated Statements of Shareholders' Equity,
                 years ended December 31, 2004, 2003 and 2002 . . .   95
               Consolidated Statements of Cash Flows,
                 years ended December 31, 2004, 2003 and 2002 . . .  100
               Notes to Consolidated Financial Statements . . . . .  104


          (2)  Financial Statement Schedule

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

               10.10(f) Form of Option Agreement.

               10.11 AMLI Residential Properties Trust Executive Share Purchase Plan (Incorporated by reference to exhibit 10.1 to the Registration Statement
                        No. 333-8813).

               10.11(a) AMLI Residential Properties Trust Executive Share
                        Purchase Plan, as amended and restated
                        (Incorporated by reference to exhibit 10.4 to the Registrant's Current Report on Form 8-K dated August 7, 2003).

               10.11(b) AMLI Residential Properties 2002 Senior Officer
                        Share Acquisition Plan (Incorporated by reference to exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
                        2002).

               10.11(c) AMLI Residential Properties 2002 Trustee Share
                        Compensation Plan (Incorporated by reference to exhibit 10.12(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
                        2002).

               10.11(d) AMLI Residential Properties Amended Senior Officer
                        Share Acquisition Plan (Incorporated by reference to Exhibit A to the Registrants Definitive Proxy Statement concerning the Registrant's April 28, 2003 Annual Meeting of Shareholders filed on
                        March 21, 2003).

               10.11(e) Form of Senior Officer Share Acquisition Plan
                        Award Agreement.

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

               10.13(a) Amended and Restated Employment Agreement dated
                        as of February 2, 2004 by and between Gregory T. Mutz and AMLI Residential Properties Trust (the "REIT"), AMLI Residential Properties, L.P. (the "Operating Partnership"), any entity in which the REIT or the Operating Partnership own no less than 90% of the economic interests therein, and any successors thereto.

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

               10.15(a) Amended and Restated Employment Agreement dated as of May 1, 2001 by and between Allan Sweet and AMLI Residential Properties, L.P. (the "Operating Partnership"), AMLI Residential Properties Trust (the "REIT"), any entity in which the REIT or the Operating Partnership own no less than 90% of the economic interests therein, and any successors thereto.

               10.16 Employment Agreement between the Registrant and Philip N. Tague (Incorporated by reference to exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

               10.16(a) Amended and Restated Employment Agreement dated as of May 1, 2001 by and between Philip Tague and AMLI Residential Construction LLC, AMLI Residential Properties Trust (the "REIT"), AMLI Residential Properties, L.P. (the "Operating Partnership"), any entity in which the REIT or the Operating Partnership own no less than 90% of the economic interests therein, and any successors thereto.

               10.17 Employment Agreement entered to as of June 30, 2003 by and between Steven Hallsey and AMLI Management Company, collectively with AMLI Residential Properties Trust (the "REIT"), AMLI Residential Properties, L.P., (the "Operating Partnership"), any entity in which the REIT or the Operating Partnership own no less than 90% of the economic interests therein, and any successors thereto.

               10.18 Employment Agreement between the Registrant and Robert J. Chapman (Incorporated by reference to exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

               10.18(a) Amended and Restated Employment Agreement dated as of May 1, 2001 by and between Robert Chapman and AMLI Residential Properties, L.P. (the "Operating Partnership"), AMLI Residential Properties Trust (the "REIT"), any entity in which the REIT or the Operating Partnership own no less than 90% of the economic interests therein, and any successors thereto.

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

               10.19(b) Amendment to the Credit Agreement made as of
                        November 3, 2003, by and among AMLI Residential Properties, L.P., AMLI Residential Properties Trust, Bank One, NA, Wells Fargo Bank, N.A., and Southtrust Bank to increase the aggregate commitment from $200,000,000 to $240,000,000 and admit Wells Fargo Bank, N.A., as a Lender
                        (Incorporated by reference to exhibit 10.19(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

               10.19(c) Second Amendment to the Credit Agreement made as of
                        December 29, 2004, by and among AMLI Residential Properties, L.P., AMLI Properties Trust, JPMorgan Chase Bank, N.A. (successor by merger to Bank One, N.A.), Commerzbank AG New York and Grand Cayman Branches, Harris Trust and Savings Bank, PNC Bank, National Association, Keybank National Association, Southerntrust Bank, Comerica Bank and Wells Fargo Bank, N.A. to change certain terms contained in the Credit Agreement.

               10.20 Registration Rights Agreement between AMLI Residential Properties Trust and The Equitable Life Assurance Society of the United States
                        (Incorporated by reference to exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

               10.21 $110,000,000 term loan agreement made as of December 20, 2004, by and among AMLI Residential Properties, L.P., as Borrower, AMLI Residential Properties Trust, as General Partner, a group of banks that include Wells Fargo Bank, N.A., as Administrative Agent, PNC Bank National Association, Commerzbank AG and Comerica Bank (Incorporated by reference to exhibit 10 to the Registrant's Current Report on Form 8-K dated December 20, 2004).

               21.1     Subsidiaries of the Registrant.

               23.1     Consent of Independent Registered Public Accounting
                        Firm.

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

    (b)   Reports on Form 8-K

          Current Report on Form 8-K filed on October 26, 2004 to furnish the following as exhibits:

            . AMLI's press release dated October 26, 2004, announcing the third quarter 2004 operating results and a dividend declaration.

            .  AMLI's third quarter 2004 Supplemental Operating and
               Financial Data.

          Current Report on Form 8-K filed on December 20, 2004 relating to the new $110 million four-year term (with one year extension) unsecured loan obtained by AMLI Residential Properties Trust from a group of banks that include Wells Fargo Bank, N.A., as Administrative Agent, PNC Bank National Association, Commerzbank AG and Comerica Bank.

          Current Report on Form 8-K filed on October 20, 2004 relating to AMLI's acquisition of assets in 2004 and historical statements of revenue in excess of certain expenses of AMLI at Canterfield, AMLI at River Run, AMLI at Kirkland Crossing for the year ended December 31, 2003 and the combined historical statement of revenues in excess of certain expenses of the communities acquired from The Comptroller of the State of New York, as Trustee to The Common
          Retirement Fund, a New York Trust for the year ended
          December 31, 2003.

          Current Report on Form 8-K filed on October 7, 2004 relating to the election of Bruce P. Bickner as a member of the Board of Trustees of AMLI Residential Properties Trust and Chairman of the Audit Committee and the resignation of Adam Metz as a member of the Board of Trustees and who served as Chairman of the Audit Committee.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AMLI RESIDENTIAL PROPERTIES TRUST

Date:  March 11, 2005           By:   /S/ ALLAN J. SWEET
                                      Allan J. Sweet
                                      President and Trustee


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  March 11, 2005           By:   /S/ GREGORY T. MUTZ
                                      Gregory T. Mutz
                                      Chairman of the Board of Trustees

Date:  March 11, 2005           By:   /S/ JOHN E. ALLEN
                                      John E. Allen
                                      Vice-Chairman of the Board
                                      of Trustees

Date:  March 11, 2005           By:   /S/ ALLAN J. SWEET
                                      Allan J. Sweet
                                      President and Trustee

Date:  March 11, 2005           By:   /S/ PHILIP N. TAGUE
                                      Philip N. Tague
                                      Executive Vice President and Trustee

Date:  March 11, 2005           By:   /S/ BRUCE P. BICKNER
                                      Bruce P. Bickner
                                      Trustee

Date:  March 11, 2005           By:   /S/ LAURA D. GATES
                                      Laura D. Gates
                                      Trustee

Date:  March 11, 2005           By:   /S/ MARC S. HEILWEIL
                                      Marc S. Heilweil
                                      Trustee

Date:  March 11, 2005           By:   /S/ STEPHEN G. MCCONAHEY
                                      Stephen G. McConahey
                                      Trustee

Date:  March 11, 2005           By:   /S/ JOHN G. SCHREIBER
                                      John G. Schreiber
                                      Trustee

Date:  March 11, 2005           By:   /S/ ROBERT J. CHAPMAN
                                      Robert J. Chapman
                                      Chief Financial Officer

Date:  March 11, 2005           By:   /S/ CHARLES C. KRAFT
                                      Charles C. Kraft
                                      Principal Accounting Officer

                              INDEX TO EXHIBITS


EXHIBIT NO.             DOCUMENT DESCRIPTION
-----------             --------------------

10.10(f)                Form of Option Agreement.

10.11(e)                Form of Senior Officer Share Acquisition Plan Award
                        Agreement.

10.13(a) Amended and Restated Employment Agreement dated as of February 2, 2004 by and between Gregory T. Mutz and AMLI Residential Properties Trust (the "REIT"), AMLI Residential Properties, L.P. (the "Operating Partnership"), any entity in which the REIT or the Operating Partnership own no less than 90% of the economic interests therein, and any successors thereto.

10.15(a) Amended and Restated Employment Agreement dated as of May 1, 2001 by and between Allan Sweet and AMLI Residential Properties, L.P. (the "Operating Partnership"), AMLI Residential Properties Trust (the "REIT"), any entity in which the REIT or the Operating Partnership own no less than 90% of the economic interests therein, and any successors thereto.

10.16(a) Amended and Restated Employment Agreement dated as of May 1, 2001 by and between Philip Tague and AMLI Residential Construction LLC, AMLI Residential Properties Trust (the "REIT"), AMLI Residential Properties, L.P. (the "Operating Partnership"), any entity in which the REIT or the Operating Partnership own no less than 90% of the economic interests therein, and any successors thereto.

10.17 Employment Agreement entered to as of June 30, 2003 by and between Steven Hallsey and AMLI Management Company, collectively with AMLI Residential Properties Trust (the "REIT"), AMLI Residential Properties, L.P., (the "Operating Partnership"), any entity in which the REIT or the Operating Partnership own no less than 90% of the economic interests therein, and any successors thereto.

10.18(a) Amended and Restated Employment Agreement dated as of May 1, 2001 by and between Robert Chapman and AMLI Residential Properties, L.P. (the "Operating Partnership"), AMLI Residential Properties Trust (the "REIT"), any entity in which the REIT or the Operating Partnership own no less than 90% of the economic interests therein, and any successors thereto.

10.19(c) Second Amendment to the Credit Agreement made as of December 29, 2004, by and among AMLI Residential Properties, L.P., AMLI Properties Trust, JPMorgan Chase Bank, N.A. (successor by merger to Bank One, N.A.), Commerzbank AG New York and Grand Cayman Branches, Harris Trust and Savings Bank, PNC Bank, National Association, Keybank National Association, Southerntrust Bank, Comerica Bank and Wells Fargo Bank, N.A. to change certain terms contained in the Credit Agreement.

21.1                    Subsidiaries of the Registrant.

23.1                    Consent of Independent Registered Public Accounting
                        Firm.

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