Form 10-Q
period 2005-03-31
AMLI RESIDENTIAL PROPERTIES TRUST
filed 2005-05-06
CIK 914724

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549


                                  FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



                For the Quarterly Period Ended March 31, 2005



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


The number of the Registrant's Common Shares of Beneficial Interest outstanding was 25,647,286 as of April 29, 2005.

                                    INDEX



PART I  FINANCIAL INFORMATION


Item 1.     Financial Statements

            Report of Independent Registered Public
              Accounting Firm. . . . . . . . . . . . . . . . . .      4

            Consolidated Balance Sheets as of
              March 31, 2005 (Unaudited) and
              December 31, 2004 (Audited). . . . . . . . . . . .      5

            Consolidated Statements of Operations
              for the three months ended
              March 31, 2005 and 2004 (Unaudited). . . . . . . .      7

            Consolidated Statement of Shareholders'
              Equity for the three months ended
              March 31, 2005 (Unaudited) . . . . . . . . . . . .      9

            Consolidated Statements of Cash Flows
              for the three months ended
              March 31, 2005 and 2004 (Unaudited). . . . . . . .     11

            Notes to Consolidated Financial Statements
              (Unaudited). . . . . . . . . . . . . . . . . . . .     13


Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations. . .     47


Item 3.     Quantitative and Qualitative Disclosures
              About Market Risk. . . . . . . . . . . . . . . . .     82


Item 4.     Controls and Procedures. . . . . . . . . . . . . . .     83




PART II  OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . .     90



SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . .     91

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

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
           -------------------------------------------------------



The Board of Trustees and Shareholders
AMLI Residential Properties Trust:

We have reviewed the accompanying consolidated balance sheet of AMLI Residential Properties Trust (the Company) as of March 31, 2005, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2005 and 2004 and the related consolidated statement of shareholders' equity for the three-month period ended March 31, 2005. These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of AMLI Residential Properties Trust as of December 31, 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 9, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






                                          KPMG LLP



Chicago, Illinois
May 4, 2005

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      AMLI RESIDENTIAL PROPERTIES TRUST

                         CONSOLIDATED BALANCE SHEETS

                    MARCH 31, 2005 AND DECEMBER 31, 2004

                  (Dollars in thousands, except share data)



                                            MARCH 31,        DECEMBER 31,
                                              2005              2004
                                           (UNAUDITED)        (AUDITED)
                                          -------------      ------------

ASSETS:
Rental communities:
  Land . . . . . . . . . . . . . . . .       $  177,871           164,422
  Depreciable property . . . . . . . .        1,111,791         1,031,546
                                             ----------         ---------
                                              1,289,662         1,195,968
  Less accumulated depreciation. . . .         (147,471)         (136,168)
                                             ----------         ---------
                                              1,142,191         1,059,800

Rental communities held for
  sale, net of accumulated
  depreciation at December 31, 2004. .           10,551            60,161

Rental community under
  development. . . . . . . . . . . . .           17,699            10,331

Land and predevelopment costs. . . . .           35,382            33,228

Investments in partnerships. . . . . .          121,927           124,354

Cash and cash equivalents. . . . . . .            4,124             5,118
Deferred financing costs, net. . . . .            3,223             3,385
Other assets . . . . . . . . . . . . .           28,574            26,947
Other assets associated with
  communities held for sale. . . . . .               95                99
                                             ----------         ---------
          Total assets                       $1,363,766         1,323,423
                                             ==========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Debt . . . . . . . . . . . . . . . . .       $  688,235           653,901
Distributions in excess of
  investments in and earnings from
  partnerships . . . . . . . . . . . .            6,482             6,368
Other liabilities. . . . . . . . . . .           34,939            40,106
Other liabilities associated
  with communities held for sale . . .              419             2,652
                                             ----------         ---------
          Total liabilities. . . . . .          730,075           703,027
                                             ----------         ---------

                      AMLI RESIDENTIAL PROPERTIES TRUST

                    MARCH 31, 2005 AND DECEMBER 31, 2004

                  (Dollars in thousands, except share data)



                                            MARCH 31,        DECEMBER 31,
                                              2005              2004
                                           (UNAUDITED)        (AUDITED)
                                          -------------      ------------

Commitments and contingencies (note 12)

Mandatorily redeemable convertible
  preferred shares (at liquidation
  preference). . . . . . . . . . . . .           96,933            96,933

Minority interest. . . . . . . . . . .           32,667            31,939


SHAREHOLDERS' EQUITY:
Shares of beneficial interest,
  $0.01 par value, 145,375,000
  authorized, 25,615,956 and
  25,525,564 common shares issued
  and outstanding, respectively. . . .              256               255

Additional paid-in capital . . . . . .          524,947           522,742

Unearned compensation. . . . . . . . .           (3,850)           (2,028)

Employees' and trustees' notes . . . .           (2,692)           (3,415)

Accumulated other comprehensive
  income (loss). . . . . . . . . . . .            1,158            (2,030)

Dividends paid in excess of
  earnings . . . . . . . . . . . . . .          (15,728)          (24,000)
                                             ----------         ---------
        Total shareholders'
          equity . . . . . . . . . . .          504,091           491,524
                                             ----------         ---------
        Total liabilities and
          shareholders' equity . . . .       $1,363,766         1,323,423
                                             ==========         =========



















        See accompanying notes to consolidated financial statements.

                      AMLI RESIDENTIAL PROPERTIES TRUST

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                 THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                 (UNAUDITED)
                  (Dollars in thousands, except share data)



                                                    2005           2004
                                                  --------       --------
Revenues:
  Rental and other income. . . . . . . . . .      $ 37,467         27,640
  Service Companies. . . . . . . . . . . . .         5,369         13,580
  Fee income . . . . . . . . . . . . . . . .           260            433
                                                  --------       --------
                                                    43,096         41,653
                                                  --------       --------
Expenses:
  Community rental . . . . . . . . . . . . .        16,366         11,312
  Service Companies. . . . . . . . . . . . .         6,156         14,024
  Depreciation . . . . . . . . . . . . . . .        11,304          7,928
  General and administrative . . . . . . . .         1,961          2,196
                                                  --------       --------
                                                    35,787         35,460
                                                  --------       --------
Other income (expenses):
  Income from partnerships . . . . . . . . .           378          1,503
  Share of gain on sale of a
    partnership community. . . . . . . . . .         --             2,648
  Other income . . . . . . . . . . . . . . .           201            479
  Interest and amortization of
    deferred costs . . . . . . . . . . . . .        (8,910)        (6,904)
                                                  --------       --------
                                                    (8,331)        (2,274)
                                                  --------       --------
Income (loss) from continuing
  operations before minority interest. . . .        (1,022)         3,919
Minority interest. . . . . . . . . . . . . .          (179)           144
                                                  --------       --------
Income (loss) from continuing opera-
  tions, net of minority interest. . . . . .          (843)         3,775
                                                  --------       --------
Income from discontinued operations,
  net of minority interest . . . . . . . . .           316          2,944
Gains on sales of rental communities,
  net of minority interest . . . . . . . . .        22,938          --
                                                  --------       --------
Income from discontinued operations. . . . .        23,254          2,944
                                                  --------       --------
Net income . . . . . . . . . . . . . . . . .        22,411          6,719
Net income attributable to
  preferred shares . . . . . . . . . . . . .         3,038          1,932
                                                  --------       --------
Net income attributable to common shares . .      $ 19,373          4,787
                                                  ========       ========

                      AMLI RESIDENTIAL PROPERTIES TRUST

                 THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                 (UNAUDITED)
                  (Dollars in thousands, except share data)



                                                    2005           2004
                                                  --------       --------

Income (loss) per common share - basic:
  From continuing operations . . . . . . . .      $  (0.11)          0.08
  From discontinued operations . . . . . . .          0.87           0.14
                                                  --------       --------
  Net income . . . . . . . . . . . . . . . .      $   0.76           0.22
                                                  ========       ========

Income (loss) per common share - diluted:
  From continuing operations . . . . . . . .      $  (0.11)          0.08
  From discontinued operations . . . . . . .          0.87           0.13
                                                  --------       --------
  Net income . . . . . . . . . . . . . . . .      $   0.76           0.21
                                                  ========       ========

Dividends declared and paid
  per common share . . . . . . . . . . . . .      $   0.48           0.48
                                                  ========       ========





































        See accompanying notes to consolidated financial statements.

                                            AMLI RESIDENTIAL PROPERTIES TRUST

                                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                            THREE MONTHS ENDED MARCH 31, 2005

                                                       (UNAUDITED)
                                                 (Dollars in thousands)
                                SHARES OF                                              ACCUMULATED
                            BENEFICIAL INTEREST                            EMPLOYEES'    OTHER      DIVIDENDS
                           ---------------------   ADDITIONAL   UNEARNED      AND      COMPREHEN-    PAID IN
                             COMMON                 PAID-IN      COMPEN-    TRUSTEES'  SIVE INCOME  EXCESS OF
                             SHARES       AMOUNT    CAPITAL      SATION      NOTES       (LOSS)     EARNINGS     TOTAL
                          ----------------------------------    --------   ---------- -----------  -----------  -------
Balance at
 December 31, 2004 . . . . 25,525,564      $ 255     522,742      (2,028)     (3,415)      (2,030)    (24,000)  491,524
 . . . . . . . . . . . . .                                                                                      -------

Comprehensive income:
  Net income . . . . . . .      --           --        --          --          --           --         22,411    22,411
  Preferred share
   dividends paid. . . . .      --           --        --          --          --           --         (1,932)   (1,932)
  Current period
   change in fair
   value of deriva-
   tive contracts. . . . .      --           --        --          --          --           3,188       --        3,188
                                                                                                                -------
Comprehensive income
  attributable to
  common shares. . . . . .      --           --        --          --          --           --          --       23,667
                                                                                                                -------
Common share
  distributions. . . . . .      --           --        --          --          --           --        (12,207)  (12,207)

Shares issued in
 connection with:
  Executive Share
   Purchase Plan . . . . .      9,348        --          280       --          --           --          --          280
  Options exercised. . . .      6,380        --        --          --          --           --          --        --




                                            AMLI RESIDENTIAL PROPERTIES TRUST

                               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY - CONTINUED

                                            THREE MONTHS ENDED MARCH 31, 2005

                                                       (UNAUDITED)
                                                 (Dollars in thousands)


                                SHARES OF                                              ACCUMULATED
                            BENEFICIAL INTEREST                            EMPLOYEES'    OTHER      DIVIDENDS
                           ---------------------   ADDITIONAL   UNEARNED      AND      COMPREHEN-    PAID IN
                             COMMON                 PAID-IN      COMPEN-    TRUSTEES'  SIVE INCOME  EXCESS OF
                             SHARES       AMOUNT    CAPITAL      SATION      NOTES       (LOSS)     EARNINGS     TOTAL
                          ----------------------------------    --------   ---------- -----------  -----------  -------
  OP Units converted
   to shares . . . . . . .      1,186        --           23       --          --           --          --           23
  Trustees' compen-
   sation. . . . . . . . .        669        --           40       --          --           --          --           40
  Senior Officer
   Share Acquisi-
   tion Plan, net
   of cancellations. . . .     72,809          1       2,079      (2,080)      --           --          --        --
Amortization of
 unearned compen-
 sation. . . . . . . . . .      --           --        --            258       --           --          --          258
Repayments or
 forgiveness of
 employees' and
 trustees' notes . . . . .      --           --        --          --            723        --          --          723
Reallocation of
 minority interest . . . .      --           --         (217)      --          --           --          --         (217)
                           ----------       ----     -------     -------     -------      -------     -------   -------

Balance at
 March 31, 2005. . . . . . 25,615,956       $256     524,947      (3,850)     (2,692)       1,158     (15,728)  504,091
                           ==========       ====     =======     =======     =======      =======     =======   =======










                              See accompanying notes to consolidated financial statements.

                      AMLI RESIDENTIAL PROPERTIES TRUST

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                 THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                 (UNAUDITED)
                           (Dollars in thousands)

                                                       2005        2004
                                                     --------    --------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . .   $ 22,411       6,719
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization. . . . . . . . .     12,432       9,770
    Share of income from partnerships. . . . . . .       (378)     (1,503)
    Cash distributions from partnerships -
      operating cash flow. . . . . . . . . . . . .      3,126       4,382
    Gains on sales of rental communities . . . . .    (24,417)      --
    Share of partnership's gain on sale
      of a rental community. . . . . . . . . . . .      --         (2,648)
    Gain on sale of a land parcel. . . . . . . . .       (108)      --
    Amortization of unearned compensation. . . . .        258         350
    Minority interest. . . . . . . . . . . . . . .      1,320         376
    Other. . . . . . . . . . . . . . . . . . . . .         80          61
  Changes in assets and liabilities:
    Deferred costs . . . . . . . . . . . . . . . .        (17)        (82)
    Deferred tax assets. . . . . . . . . . . . . .       (656)       (492)
    Other assets . . . . . . . . . . . . . . . . .      1,473        (393)
    Accrued real estate taxes. . . . . . . . . . .     (6,187)     (5,253)
    Accrued interest payable . . . . . . . . . . .        144         339
    Tenant security deposits and
      prepaid rent . . . . . . . . . . . . . . . .         86         110
    Other liabilities. . . . . . . . . . . . . . .       (929)     (2,625)
                                                     --------    --------
        Net cash provided by
          operating activities . . . . . . . . . .      8,638       9,111
                                                     --------    --------
Cash flows from (for) investing activities:
  Investments in partnerships. . . . . . . . . . .       (185)     (1,999)
  Distributions from partnerships -
    return of capital. . . . . . . . . . . . . . .      --          8,557
  Net proceeds from sales of rental
    communities. . . . . . . . . . . . . . . . . .     73,763       --
  Share of a partnership's net cash proceeds,
    in excess of return of capital, from
    sale of a rental community . . . . . . . . . .      --            635
  Net proceeds from sale of a land parcel. . . . .      2,107       --
  Proceeds from collection of a purchase
    money note . . . . . . . . . . . . . . . . . .      --         28,530
  Loan to a partnership. . . . . . . . . . . . . .      --         (1,200)
  Advances to/from affiliates, net . . . . . . . .       (394)        637
  Earnest money deposits . . . . . . . . . . . . .     (1,067)       (400)
  Acquisition of communities . . . . . . . . . . .    (67,151)     (2,576)
  Acquisition capital expenditures . . . . . . . .       (336)        (85)
  Rehab capital expenditures . . . . . . . . . . .       (689)       (180)
  Operating capital expenditures . . . . . . . . .     (1,287)     (1,230)
  Communities under development, net of
    co-investors' share of costs . . . . . . . . .    (10,937)     (4,830)
  Other liabilities. . . . . . . . . . . . . . . .      1,234        (613)
                                                     --------    --------
        Net cash (used in) provided by
          investing activities . . . . . . . . . .     (4,942)     25,246
                                                     --------    --------

                      AMLI RESIDENTIAL PROPERTIES TRUST

                 THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                 (UNAUDITED)
                           (Dollars in thousands)

                                                       2005        2004
                                                     --------    --------
Cash flows for financing activities:
  Debt proceeds, net of financing costs. . . . . .    188,600     170,000
  Debt repayments. . . . . . . . . . . . . . . . .   (178,645)   (290,098)
  Proceeds from issuance of Option Plan
    and Executive Share Purchase Plan shares
    and collection of employees' and
    trustees' notes and other. . . . . . . . . . .        280       5,292
  Proceeds from common shares offering,
    net of issuance costs. . . . . . . . . . . . .      --         94,585
  Distributions to minority interests. . . . . . .       (786)       (837)
  Dividends paid . . . . . . . . . . . . . . . . .    (14,139)    (12,275)
                                                     --------    --------
        Net cash used in financing activities. . .     (4,690)    (33,333)
                                                     --------    --------
Net increase (decrease) in
  cash and cash equivalents. . . . . . . . . . . .       (994)      1,024
Cash and cash equivalents
  at beginning of period . . . . . . . . . . . . .      5,118       5,937
                                                     --------    --------
Cash and cash equivalents
  at end of period . . . . . . . . . . . . . . . .   $  4,124       6,961
                                                     ========    ========

Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and other interest,
    net of amounts capitalized . . . . . . . . . .   $  8,476       6,626
                                                     ========    ========
Supplemental disclosure of non-cash investing
 and financing activities:
  OP units converted to common shares. . . . . . .   $     23         501
  Shares issued in connection with
    Executive Share Purchase Plan and trustees'
    compensation . . . . . . . . . . . . . . . . .         78          47
  Amortization of unearned compensation. . . . . .        258         350
  Forgiveness of employees's notes . . . . . . . .        685         639
  Assumption of mortgage debt in connection
    with acquisition of a community, including
    premium. . . . . . . . . . . . . . . . . . . .     24,379       --
  Assumption of mortgage debt and other
    liabilities in connection with the
    acquisition of a partner's ownership
    interest in a partnership community:
      Mortgage debt, net of deferred financing . .      --          6,163
      Other liabilities. . . . . . . . . . . . . .      --              4
                                                     ========    ========











        See accompanying notes to consolidated financial statements.

                      AMLI RESIDENTIAL PROPERTIES TRUST

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 2005 AND 2004

                                 (Unaudited)
                  (Dollars in thousands, except share data)


1.    ORGANIZATION AND BASIS OF PRESENTATION

      ORGANIZATION

      AMLI Residential Properties Trust ("AMLI" or the "Company"), a self-administered and self-managed real estate investment trust ("REIT") was formed on February 15, 1994 to continue and expand the multifamily property businesses previously conducted by Amli Realty Co. ("ARC") and its affiliates. AMLI is engaged in the acquisition, development, co-investment and management of upscale, institutional quality multifamily apartment communities, all of which have the AMLI <registered trademark> name, in nine major metropolitan markets in the Southeast, Southwest, Midwest and Mountain regions of the United States.

      AMLI is the sole general partner and owned an approximate 95% general partnership interest in AMLI Residential Properties, L.P. (the "Operating Partnership" or "OP") at March 31, 2005. The approximate 5% not owned by AMLI was owned by limited partners that hold Operating Partnership units ("OP Units") which are convertible into common shares of AMLI on a one-for-one basis, subject to certain limitations. At March 31, 2005, AMLI owned 29,540,956 OP Units (including 3,925,000 Preferred OP Units) and the limited partners owned 1,638,295 OP Units. AMLI has qualified and anticipates continuing to qualify as a real estate investment trust for Federal income tax purposes.

      At March 31, 2005, AMLI owned or had interests in 78 multifamily apartment communities (45 wholly-owned and 33 co-investments) comprised of 29,314 apartment homes, of which 16,676 apartment homes were wholly-owned. Seventy-four of these communities totaling 27,920 apartment homes were stabilized and four communities containing 1,394 apartment homes were under development or in lease-up. In addition, the Service Companies (defined below) owned a community containing 91 apartment homes developed for sale. The Service Companies also had an interest in another community containing 248 apartment homes developed for sale, which the Service Companies have recently agreed to sell to their partner.

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

      In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly AMLI's financial position at March 31, 2005 and December 31, 2004 and the results of its operations and cash flows for the periods presented, have been made.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      Certain information and note disclosures normally included in AMLI's annual financial statements prepared in accordance with GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in AMLI's December 31, 2004 Annual Report and in Form 10-K filed with the Securities and Exchange Commission. The results for the three months ended March 31, 2005 are not necessarily indicative of expected results for the entire year.

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


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ACCOUNTING FOR COMMUNITY ACQUISITIONS

      In conjunction with acquisitions of stabilized communities, it is AMLI's policy to provide in its acquisition budgets adequate funds to upgrade or to otherwise make the communities acquired competitive with comparable newly-constructed communities. Such expenditures may include parking lot resurfacing, roof replacements or repairs, exterior painting, new or replacement landscaping and leasing office/clubhouse remodeling, among other things. Some of these expenditures could be considered "deferred maintenance items" that the seller had not rectified prior to AMLI's acquisition of the community. All such costs are capitalized as acquisition capital expenditures when subsequently incurred.

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

                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

      RENTAL COMMUNITY ACQUISITIONS

      AMLI acquires interests in institutional quality multifamily communities, with a focus on newer communities, having high-quality construction, amenities, location and market position.  The table below summarizes the communities acquired during 2005 and 2004:

                                              NUMBER      YEAR                              DEBT
                                               OF         COM-       DATE      PURCHASE   ASSUMED/    TOTAL
COMMUNITY                LOCATION             UNITS      PLETED     ACQUIRED    PRICE     OBTAINED    EQUITY
---------                --------            --------   --------    --------   --------   --------   --------
2005 acquisitions:
WHOLLY-OWNED:
AMLI:
 at Lantana Hills. . . . Austin, TX               264       2002     1/21/05   $ 24,150      --        24,150
 at McGinnis Ferry
    (1). . . . . . . . . Gwinnett County,
                           GA                     696    1999/02     2/24/05     64,736     21,536     43,200
                                                -----                          --------    -------    -------
                                                  960                            88,886     21,536     67,350
                                                -----                          --------    -------    -------
2004 acquisitions:
AMLI:
 on Timberglen (2) . . . Dallas, TX               260       1985      1/5/04     10,439      6,147      4,292
 at Ibis . . . . . . . . West Palm Beach, FL      234       2001     4/15/04     24,675      --        24,675
 on Eldridge Parkway . . Houston, TX              668    1998/99     4/15/04     48,000     32,709     15,291
 on the Fairways . . . . Coppell, TX              322       2002     4/30/04     23,405      --        23,405
 at Westcliff. . . . . . Westminster, CO          372       2003     8/18/04     43,500      --        43,500
 at Canterfield. . . . . West Dundee, IL          352       2001     9/14/04     55,350      --        55,350
 at River Run. . . . . . Naperville, IL           206       2003     9/14/04     31,500      --        31,500
 at Kirkland Crossing. . Aurora, IL               266       2004    10/20/04     39,100      --        39,100
 at Wynnewood Farms (2). Overland Park, KS        232       2000    11/15/04     22,265      --        22,265
 at Lake Clearwater (2). Indianapolis, IN         216       1999    11/15/04     19,600      --        19,600
                                               ------                          --------    -------    -------
                                                3,128                           317,834     38,856    278,978
                                               ------                          --------    -------    -------
   Total . . . . . . . .                        4,088                          $406,720     60,392    346,328
                                               ======                          ========    =======    =======

  (1)  Debt assumed is reported above at face amount but has been recorded at fair value for financial reporting purposes based on management's estimate of current interest rates for comparable debt.
  (2)  The purchase price and the amount of debt assumed are stated at 100%.  AMLI acquired the interest it did not already own in these communities from its co-investment partners.  Debt assumed upon acquisition of
       AMLI on Timberglen was repaid in January 2004.

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

      During the three months ended March 31, 2005 and the year ended December 31, 2004 AMLI allocated $2,299 and $9,516, respectively, of the total acquisition cost to existing leases; these amounts were included in depreciable property in the accompanying consolidated balance sheets as of March 31, 2005 and December 31, 2004, and are being amortized over the average remaining terms of the leases (approximately twelve months and considerably less than the depreciable lives associated with all other acquisition costs). Amortization of $2,754 and $1,873 for this allocated cost was included in the accompanying statements of operations for the three months ended March 31, 2005 and 2004, respectively.

      REHAB

      A rehab is a capital improvement program involving significant repairs, replacements or improvements having an aggregate cost of at least the greater of $3.0 per apartment home or 5% of the value of the entire apartment community. Typically, individual apartment units are taken out of service as they are rehabbed. Rehab expenditures may include replacement of carpet and vinyl, refinishing or replacement of bathroom and kitchen cabinets, replacement of major appliances, improvement/upgrades of common areas including clubhouse and pool, pavement resurfacing and complete exterior painting. Certain of these costs, such as pavement resurfacing, exterior painting and vinyl replacement would have been expensed (pursuant to AMLI's accounting policy) had the rehab not taken place. All costs (other than routine painting of apartment interiors upon turnover), are capitalized as part of the rehab since the community or portions thereof have been taken out of service and are under construction and the expenditures are being incurred to ready the community for its intended use. These costs are part of an overall plan to upgrade the community, clearly associated with the redevelopment, and necessary to complete the rehab.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      In 2004, AMLI commenced the rehab of AMLI at West Paces in Atlanta. The costs of the rehab, which are being incurred over the two-year period ending December 31, 2005, are anticipated to total approximately $4,000, of which $2,590 has been incurred and capitalized through March 31, 2005. Depreciation of these costs commenced as the rehab of individual apartment units is completed based on the respective useful life of the assets. Cost incurred through March 31, 2005 includes $134 of interior painting cost that would have been expensed if the community was not being rehabbed. The total budget also includes $50 in pavement repairs and striping and $245 in painting that would have been expensed had these costs not been incurred in connection with the rehab of this community.

      GOODWILL

      Unamortized Service Company goodwill of $668 has been tested for impairment by valuing the future construction business anticipated to be undertaken in regions serviced by the construction operations to which the unamortized goodwill relates, and no impairment existed as of March 31, 2005. No goodwill amortization relating to this construction business has been charged to expense subsequent to December 31, 2001.

      At December 31, 2002, AMLI allocated $434 (of the acquisition cost of the Service Company subsidiaries' controlling interests not already owned) to the cost of property management contracts, which AMLI is amortizing over a five-year period. At March 31, 2005, the unamortized balance of the cost of these property management contracts is $239.

      RENTAL COMMUNITIES HELD FOR SALE

      At March 31, 2005, AMLI Old Town Carmel, a 91-unit community located in Carmel, Indiana (developed for sale by the Service Companies) was being held for sale. During the three months ended March 31, 2005 and 2004, this community generated total revenues of $273 and $11, respectively, and operating income (loss) of $158 and $(35), respectively. AMLI expects to sell this community in the next twelve months.

      DISCONTINUED OPERATIONS

      AMLI reports consolidated communities as held for sale at such time as a total of six criteria specified by SFAS 144, are met (including identifying and marketing the community for sale and determining that a sale is probable within a twelve-month period). In general, AMLI determines that a sale within a twelve-month period is probable at such time as a prospective buyer has made a firm commitment to acquire the community. AMLI reports in discontinued operations the operating results of wholly-owned communities sold or held for sale. Such results are shown net of interest on debt to the extent this debt is secured by mortgages on such wholly-owned communities. No other interest expense is allocated to discontinued operations. Communities sold or held for sale by co-investment partnerships accounted for using the equity method of accounting are not discontinued operations under the provisions of SFAS 144. AMLI sold AMLI in Great Hills, AMLI at Chase Oaks and AMLI at Bent Tree in the first quarter of 2005 and AMLI at Spring Creek, AMLI at Verandah, AMLI at Nantucket, AMLI on Timberglen and AMLI at Towne Creek in the second and third quarters of 2004. Interest income on the purchase money note provided to the purchaser of AMLI at Centennial Park and AMLI at Town Center (sold in 2003), which was collected in February 2004, was included in discontinued operations in 2004. In addition, the asset management fee received by AMLI in 2004 in connection with the sale of AMLI at Centennial

                      AMLI RESIDENTIAL PROPERTIES TRUST

Park and AMLI at Town Center is included in discontinued operations in 2004. AMLI Old Town Carmel is held for sale at March 31, 2005 and December 31, 2004. Condensed financial information of the results of operations for these communities for the periods indicated is as follows.
                                                    Three Months Ended
                                                         March 31,
                                                   --------------------
                                                     2005        2004
                                                   --------    --------
Rental revenues. . . . . . . . . . . . . . . . .   $    590       6,452
Other income . . . . . . . . . . . . . . . . . .        112         454
                                                   --------    --------
Total community revenues . . . . . . . . . . . .        702       6,906

Community rental expenses. . . . . . . . . . . .       (524)     (2,937)
                                                   --------    --------
Net operating income . . . . . . . . . . . . . .        178       3,969

Other income . . . . . . . . . . . . . . . . . .        158         273

Depreciation expense . . . . . . . . . . . . . .      --           (713)

Interest and amortization of
  deferred costs . . . . . . . . . . . . . . . .      --           (353)
                                                   --------    --------
Income from discontinued operations
  before minority interest . . . . . . . . . . .        336       3,176

Minority interest. . . . . . . . . . . . . . . .         20         232
                                                   --------    --------

Income from discontinued operations,
  net of minority interest . . . . . . . . . . .        316       2,944
                                                   --------    --------

Gains on sales of rental communities . . . . . .     24,417       --
Minority interest. . . . . . . . . . . . . . . .      1,479       --
                                                   --------    --------
Gains on sales of rental communities,
 net of minority interest. . . . . . . . . . . .     22,938       --
                                                   --------    --------
Income from discontinued operations. . . . . . .   $ 23,254       2,944
                                                   ========    ========

      TRANSACTIONS WITH CO-INVESTMENT PARTNERSHIPS

      Certain of AMLI's co-investment partnerships are formed by AMLI contributing its interest in land or a rental community and receiving credit or reimbursement based on its cost, in which case no gain or loss is recognized upon partnership formation. Some of AMLI's acquisitions are made concurrent with the initial formation of a co-investment partnership, in which case the partners typically make their initial cash contributions concurrent with the closing of the acquisition.

      AMLI has not formed a partnership in which it received less credit upon formation than would be indicated by the cash contributed by its partner. If such a situation arose AMLI would have to consider whether to record a loss on the formation of the partnership.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      COMMUNITIES BUILT BY THE SERVICE COMPANIES FOR SALE

      In addition to constructing communities for AMLI and its co-investment partnerships, the Service Companies from time to time construct communities for sale to third parties. In such instances the Service Companies generally intend to sell the communities so constructed within one year following completion of construction and leasing of the new community. These new communities which are held for sale are not depreciated and are included in rental communities held for sale in the accompanying consolidated balance sheets.

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

      INSURANCE

      All of AMLI's wholly-owned and most of its co-investment communities participate in a self-insured program whereby risks (up to the amount of the per occurrence deductible, generally $150, on AMLI's conventional property and casualty insurance policies) are pooled. Estimated self-insured expenses and liabilities are initially recorded based on insurance premium savings associated with the $150 deductible. As expenses are paid they are charged against the liabilities recorded, which are then evaluated each quarter for appropriateness, taking into account known claims in process and AMLI's estimates of payments to be made pursuant to claims incurred but not reported ("IBNR").

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

      The following table summarizes the notional amounts and approximate fair value of AMLI's derivative asset and liability under existing interest rate cap and swap contracts. The notional amounts at March 31, 2005 provide an indication of the extent of AMLI's involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.

                                                    Cumula-
                                                     tive    Approxi-
                        Fixed                        Cash     mate
Type of      Notional   Rate   Term of   Contract    Paid,    Fair
Contract       Amount    (1)   Contract  Maturity     Net    Value (2)
--------     --------   ------ --------  --------   -------  ---------

Swap         $ 30,000   4.510%  5 years    4/1/09   $  779        (148)
                                                               -------
Derivative
 liability                                                        (148)
                                                               -------
Cap            15,000   4.000%  5 years    4/1/09      927         403
Swap           15,000   4.378%  5 years    4/1/09      371       --
Swap           40,000   3.984%  5 years  12/20/09     --           897
Swap           40,000   3.984%  5 years  12/20/09     --           898
Swap           20,000   3.994%  5 years  12/20/09     --           441
                                                               -------
Derivative
 asset                                                           2,639
             --------                               ------     -------
             $160,000                               $2,077
             ========                               ======

Net asset at March 31, 2005                                    $ 2,491
                                                               =======

At December 31, 2004:
  Derivative asset                                             $   548
  Derivative liability                                          (1,232)
                                                               -------
Net liability at December 31, 2004                             $  (684)
                                                               =======

      (1) The fixed rate for the swaps includes the swap spread (the risk component added to the Treasury yield to determine a fixed rate) and excludes lender's spread.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      (2) Represents the approximate amount which AMLI would have paid or received as of March 31, 2005 and December 31, 2004, respectively, if these contracts were terminated.


      All of AMLI's derivative instruments were reported as other assets or other liabilities at their fair value in the accompanying consolidated balance sheets as of March 31, 2005 and December 31, 2004 and the offsetting adjustments were reported as gains or losses in the consolidated statements of operations or in accumulated other comprehensive loss in shareholders' equity as follows:

                                         At            At
                                      March 31,   December 31,
                                        2005          2004        Change
                                      ---------   ------------    ------
Company's derivative contracts:
  Interest rate swaps (1)(2) . .       $  2,102          (992)     3,094
  Interest rate cap (3). . . . .           (524)         (614)        90
  Treasury locks (4) . . . . . .            484           519        (35)
                                       --------      --------     ------

                                          2,062        (1,087)     3,149
                                       --------      --------     ------

Share of partnerships'
 derivative contracts:
  AMLI at Osprey Lake (5). . . .           (904)         (943)        39
                                       --------      --------     ------

     Total . . . . . . . . . . .       $  1,158        (2,030)     3,188
                                       ========      ========     ======


      (1) Adjustments to earnings of $9 and $19 due to an ineffectiveness on the interest rate swap contracts were recorded for the three months ended March 31, 2005 and 2004, respectively.

      (2) AMLI's interest rate swaps are being cash-settled monthly through 2009.

      (3) Amortization of this interest rate cap, which began in the third quarter of 2004, increased interest expense by $12 for the three months ended March 31, 2005.

      (4) Amortization of the Treasury locks reduced interest expense by $46 and $26 in the three months ended March 31, 2005 and 2004, respectively.

      (5) AMLI cash-settled the AMLI at Osprey Lake hedge prior to 2002. The change in the balance of this derivative contract is reflected in earnings for the three months ended March 31, 2005 and 2004.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      REVENUE RECOGNITION

      Rental revenue -- AMLI leases its residential communities pursuant to operating leases with terms generally of six or twelve months. Rental income is recognized when earned; this method approximates recognition using the straight-line method over the related lease term.

      Income from partnerships -- the Operating Partnership is entitled to its share of cash flows or liquidation proceeds in excess of its stated ownership percentages based on returns to its partners in excess of specified rates. In such instances, AMLI receives a share of income equal to its share of cash flow in excess of its ownership interest. This income is included in income from partnerships in the consolidated statements of operations.

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

      AMLI receives development and construction fees from co-investment partnerships during the development period. Development and construction fees are recognized using the percentage of completion (cost-to-cost) method (e.g., 40% of total development and construction fees are recognized when 40% of total costs are incurred) for all development costs. Payment of a portion of development and construction fees earned may, in some instances, be deferred until completion of development and lease-up.
Absent indications of inability to complete development or lease-up, this payment deferral does not necessitate deferral of development and construction fees income as recognized on the percentage of completion method. Development and construction fees are presented net of intercompany eliminations to the extent of AMLI's interest in each co-investment partnership.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      PER SHARE DATA

      The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated.

                                                     Three Months Ended
                                                          March 31,
                                                    ---------------------
                                                    2005          2004
                                                 ----------    ----------

Income (loss) from continuing operations . . .   $     (843)        3,775

Income from discontinued operations. . . . . .       23,254         2,944
                                                 ----------    ----------
Net income . . . . . . . . . . . . . . . . . .       22,411         6,719

Less net income attributable to
  preferred shares . . . . . . . . . . . . . .       (3,038)       (1,932)
                                                 ----------    ----------
Net income attributable to common shares
  - basic and diluted. . . . . . . . . . . . .   $   19,373         4,787
                                                 ==========    ==========

Weighted average common shares - basic . . . .   25,425,391    21,986,227

Dilutive Options and Other Plan shares (1) . .        --          305,470
Convertible preferred shares (2) . . . . . . .        --            --
                                                 ----------    ----------
Weighted average common shares -
  dilutive . . . . . . . . . . . . . . . . . .   25,425,391    22,291,697
                                                 ==========    ==========

Net income per share:
  Basic. . . . . . . . . . . . . . . . . . . .   $     0.76          0.22
  Diluted. . . . . . . . . . . . . . . . . . .   $     0.76          0.21
                                                 ==========    ==========

      (1) Income from continuing operations after adjusting for the preferred share allocation results in a loss from continuing operations allocable to common shares; therefore, 291,144 of otherwise dilutive shares are excluded from the denominator in calculating diluted earnings per share for income from continuing and discontinued operations pursuant to Financial Accounting Standards Board Statement No. 128 "Earnings Per Share."

      (2)   Preferred shares are anti-dilutive.


      During the second quarter of 2004, AMLI adopted the consensus reached in EITF 03-06, (which was effective for fiscal periods beginning after March 31, 2004) "Participating Securities and Two-Class Method under FASB 128" which provides further guidance on the definition of participating securities and requires the use of the two-class method in calculating earnings per share for enterprises with participating securities under SFAS Statement 128, "Earnings per Share."

                      AMLI RESIDENTIAL PROPERTIES TRUST

      Pursuant to EITF 03-06, AMLI's Series B and D convertible preferred shares and (prior to their conversion to common shares) the Series A are considered participating securities. EITF 03-06 requires that each period's income be allocated to participating securities notwithstanding the existence of accumulated deficiency (net income less than dividends) from prior periods. Accordingly, for the reporting periods in which AMLI's net income is in excess of common and preferred dividends, such income is allocated to the common and preferred shares in proportion to their respective interests. During reporting periods in which net income is less than the common and preferred dividends, such deficiency is allocated entirely to the common shares. Income in excess of preferred dividends of $1,106 was allocated to the convertible preferred shares during the three-month period ended March 31, 2005.

      SHARE-BASED EMPLOYEE COMPENSATION

      AMLI commenced reporting the value of awarded share options as a charge against earnings for options awarded subsequent to January 1, 2002. AMLI awarded a total of 332,250 options, net of cancellations and exercises, to employees in December 2002 and 433,640 options in January 2005, and is recording the associated expense ratably over the five years ending December 31, 2007 and January 31, 2010, respectively.

      If AMLI had commenced recording option expense as of the January 1, 1996 the effective date of Statement of Financial Standards No. 123, pro forma net income, including option expense, and earnings per share would have been as follows:
                                                    Three Months Ended
                                                         March 31,
                                                 ------------------------
                                                    2005          2004
                                                 ----------    ----------
Net income, as reported:
  Net income . . . . . . . . . . . . . . . . .   $   22,411         6,719
  Net income attributable to
    preferred shares . . . . . . . . . . . . .       (3,038)       (1,932)
                                                 ----------    ----------
Net income attributable to
  common shares. . . . . . . . . . . . . . . .       19,373         4,787
Share-based compensation expense
  included in reported net income,
  net of related tax effects . . . . . . . . .           69            15
Total share-based employee compensation
  expense determined under fair
  value based method for all awards,
  net of related tax effects . . . . . . . . .          (66)          (61)
                                                 ----------    ----------
Pro forma net income - basic and diluted . . .   $   19,376         4,741
                                                 ==========    ==========
Earnings per share:
  Basic - as reported. . . . . . . . . . . . .   $     0.76          0.22
  Basic - pro forma. . . . . . . . . . . . . .   $     0.76          0.22

  Diluted - as reported. . . . . . . . . . . .   $     0.76          0.21
  Diluted - pro forma. . . . . . . . . . . . .   $     0.76          0.21

      Starting in 2002, AMLI has awarded restricted shares to employees pursuant to its Restricted Share Plan. AMLI uses the fair-value method to account for the compensation expense associated with these awards, using straight-line amortization over the vesting period.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      CONSOLIDATION OF VARIABLE INTEREST ENTITIES

      FASB Interpretation No. 46 "Consolidation of Variable Interest Entities," ("FIN 46") addresses consolidation by business enterprises of variable interest entities ("VIEs"). FIN 46 was revised ("FIN 46R") and is applicable for interim periods that end after March 15, 2004. FIN 46R clarifies the application of Accounting Research Bulletin No. 51 "Consolidated Financial Statements," and requires that VIEs in which a business enterprise has a majority variable interest be presented on a consolidated basis in its financial statements. AMLI's adoption of FIN 46R has had no impact on its consolidated financial statements.

      AMLI conducts a portion of its multifamily investment activities through joint ventures, limited partnerships, limited liability companies and private real estate investment trusts ("partnerships"). Through March 31, 2005, AMLI has co-invested with seventeen investors in 54 co-investments in which AMLI's ownership has ranged from 10% to 75%. Through March 31, 2005, AMLI has completed 21 co-investment programs. AMLI has concluded that its remaining co-investments are not variable interest entities or that the variable interest held is not significant.

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

      In each of the private real estate investment trusts, the voting rights are proportional to each shareholder's obligation to absorb the expected losses of the entity, to receive the expected residual returns of the entity, or both. Thus the private REITs do not qualify as variable interest entities under FIN 46R.

                      AMLI RESIDENTIAL PROPERTIES TRUST

RECENTLY ISSUED ACCOUNTING STANDARDS

      In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Compensation." It replaces SFAS No. 123, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized and reported in financial statements. It is required to be applied by us beginning January 1, 2006. We intend to adopt SFAS No. 123(R) using the modified prospective application method which requires, among other things, that we recognize compensation expense for all options awarded prior to January 1, 2002 and outstanding at January 1, 2006 for which the requisite service has not yet been rendered. AMLI's adoption of SFAS No. 123(R) is not expected to have a material effect on our financial statements because we have used a fair value based method of accounting for stock-based compensation costs for all employee stock compensation awards granted, modified or settled since January 1, 2002. In addition, we do not expect to have significant unvested awards outstanding at January 1, 2006 from awards granted for periods prior to January 1, 2002.

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

      SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," ("SFAS 150") establishes standards for how the issuer of financial instruments classifies and measures instruments that contain characteristics of both liabilities and equity. SFAS 150 requires certain freestanding financial instruments that embody obligations to be classified as liabilities. Further, certain mandatory redeemable financial instruments are required to be measured at their fair value with subsequent changes in fair value recognized in earnings.

      Redemption value will be computed as the aggregate liquidation preference (original fair value plus any unpaid dividend preference). Both the Series B and D Convertible Preferred Shares are subject to mandatory redemption by the holder in the event of a change in control. EITF D-98, "Classification and Measurement of Redeemable Securities" indicates that if redeemable preferred stock is redeemable currently (for example, at the option of the holder), the security should be adjusted to its redemption amount at each balance sheet date. If the security is not redeemable currently (for example, because a contingency has not been met), and it is not probable that the security will become redeemable, subsequent adjustment is not necessary until it is probable that the security will become redeemable. Since a change in control had not occurred nor was it deemed probable at the balance sheet date, adjustment to the redemption amounts was not deemed appropriate.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      Although SFAS 150 generally requires that preferred shares with a mandatory redemption feature be recorded as liabilities reported at fair value, this statement has not affected the accounting for AMLI's preferred shares because of the conversion feature of AMLI's preferred shares.

      RECLASSIFICATIONS

      Certain amounts in the consolidated 2004 financial statements of AMLI have been reclassified to conform with the current presentation. These reclassifications have no effect on net income or shareholders' equity as previously presented.

3.    INVESTMENTS IN PARTNERSHIPS

      At March 31, 2005 and December 31, 2004, AMLI had investments in 33 partnerships, with AMLI's ownership percentages ranging from 15% to 75%. Ownership interests as presented are economic interests. AMLI accounts for its investments in unconsolidated partnerships using the equity method of accounting, which is its capital contribution, at cost, less subsequent distributions, and adjusted monthly for its share of the partnership's income or loss.

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

                      AMLI RESIDENTIAL PROPERTIES TRUST

                                                  As of          As of
                                                 March 31,    December 31,
                                                  2005           2004
                                                ----------    ------------
      Total assets . . . . . . . . . . . . . .  $1,013,061       1,021,610
                                                ==========      ==========

      Total debt . . . . . . . . . . . . . . .  $  620,002         616,522
                                                ==========      ==========

      Total equity . . . . . . . . . . . . . .  $  365,777         373,028
      AMLI's share of equity . . . . . . . . .     113,972         116,559
                                                ==========      ==========

      AMLI's investment in partnerships. . . .  $  115,445         117,986
      Distributions in excess of
        investments in and earnings
        from partnerships. . . . . . . . . . .       6,482           6,368
                                                ----------      ----------
      Total. . . . . . . . . . . . . . . . . .  $  121,927         124,354
                                                ==========      ==========


      Details of the differences between AMLI's aggregate investment in partnerships and its aggregate share of equity as recorded on the books of these partnerships, net of accumulated amortization as of March 31, 2005 and December 31, 2004 are as follows:

                                                 March 31,    December 31,
                                                   2005          2004
                                                ----------    ------------

      AMLI's share of equity in
        partnerships . . . . . . . . . . . . .  $  113,972         116,559
      Capitalized interest . . . . . . . . . .       4,535           4,565
      Deferred fee income. . . . . . . . . . .      (5,304)         (5,311)
      Deferred construction profits. . . . . .      (1,409)         (1,434)
      Other comprehensive loss . . . . . . . .        (904)           (943)
      Other, net . . . . . . . . . . . . . . .       4,555           4,550
                                                ----------      ----------
      AMLI's investment in partnerships. . . .  $  115,445         117,986
                                                ==========      ==========

                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


      Investments in partnerships at March 31, 2005 and AMLI's share of 2005 income or loss from each are detailed below:


                  AMLI's                                                           AMLI's
                  Owner-                      Equity                     Total     Share      AMLI's
                   ship                  -----------------    AMLI's      Net      of Net    Share of
                  Percen-      Total               AMLI's    Invest-     Income    Income    Deprecia-   Total
Community          tage        Assets     Total    Share      ment       (Loss)    (Loss)      tion     Revenues
---------         -------    ----------  -------  --------  ---------    -------  ---------  ---------  --------
AMLI:
 at Barrett Lakes     35%    $   21,542    6,064     2,122      2,075        194        111        66      1,124
 at Fox Valley        25%        20,286   19,336     4,834      4,949        288         72        36        774
 at Northwinds        35%        45,465   11,974     4,191      3,875        409        237       120      2,176
 on the Parkway       25%        12,645    2,867       714        407          5          1        27        559
 at Deerfield         25%        14,356    2,187       544        399        (19)        (5)       28        610
 at Monterey Oaks     25%        25,790   25,313     6,328      6,311        291         73        59      1,024
 at St. Charles       25%        37,582   36,448     9,112      9,141        551        138        73      1,281
 at Mill Creek        25%        23,394    5,688     1,422      1,566        110         27        51        939
 at Prestonwood
   Hills              45%        15,780    4,540     2,057      2,052         17         28        52        641
 at Windward Park     45%        24,578    7,178     3,254      3,247         27         28        80        851
 at Summit Ridge      25%        24,689    5,193     1,298        981         12          3        61        998
 Midtown              45%        29,930    8,645     3,921      3,905         92         64       103      1,254
 on Frankford         45%        35,363   10,061     4,564      4,549        (35)        43       135      1,425
 at Peachtree City    20%        26,235   25,904     5,181      3,321        299         60        38        806
 at Kedron Village    20%        17,896   17,675     3,535      3,505        263         53        28        639
 at Scofield Ridge    45%        33,942    9,757     4,426      4,461       (359)      (151)      119      1,025
 at Breckinridge
   Point              45%        30,419    8,907     4,039      4,023        (23)         9       109      1,101
 at Cambridge
   Square             30%        29,841    8,401     2,520      3,257        117         35        75        960
 Towne Square         45%        30,020    9,016     4,087      4,037         42         38       105      1,090
 at Lowry Estates     50%        46,863   13,809     6,905      6,845       (239)      (120)      180      1,066
 at King's Harbor     25%        17,592   17,304     4,326      4,498        177         44        44        717
 at Milton Park       25%        33,558   11,026     2,756      3,455        180        119        67      1,221
 at Osprey Lake       69%        49,057   13,431    10,136      9,183       (248)      (170)      253      1,400
 at Seven Bridges     20%        77,724   24,757     4,951      6,218       (875)      (175)      101      1,389




                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                  AMLI's                                                           AMLI's
                  Owner-                      Equity                     Total     Share      AMLI's
                   ship                  -----------------    AMLI's      Net      of Net    Share of
                  Percen-      Total               AMLI's    Invest-     Income    Income    Deprecia-   Total
Community          tage        Assets     Total    Share      ment       (Loss)    (Loss)      tion     Revenues
---------         -------    ----------  -------  --------  ---------    -------  ---------  ---------  --------

AMLI:
 at Barrett Walk      25%        17,540    5,173     1,314      1,435        129         72        39        731
 at Park Meadows      25%        53,941   24,611     6,148      6,068        134         65        98      1,379
 at Bryan Place       48%        37,998   11,422     5,483      5,375         90         84       135      1,097
 Downtown             30%        45,838   15,585     4,675      5,717       (418)      (125)       86        671
 at Museum Gardens    25%        58,046   22,236     5,559      7,081       (617)      (154)       69        257
                             ----------  -------  --------   --------    -------    -------  --------   --------
                                937,910  384,508   120,402    121,936        594        504     2,437     29,205

Other                             --       --        --            (9)        28        (12)    --         --
                             ----------  -------  --------   --------    -------    -------  --------   --------
                                937,910  384,508   120,402    121,927        622        492     2,437     29,205
                             ----------  -------  --------   --------    -------    -------  --------   --------
AMLI:
 at Windbrooke (1)    15%        14,882   (6,069)   (1,036)    (1,036)       (28)        (9)       18        736
 at Chevy Chase (1)   33%        38,326   (9,978)   (4,128)    (4,128)      (130)       (44)      102      1,742
 at River Park (1)    40%        12,054   (2,117)     (847)      (960)        36         15        37        581
 at Lost Mountain (1) 75%         9,889     (567)     (419)      (358)      (102)       (76)       66        350
                             ----------  -------  --------   --------    -------    -------  --------   --------
                                 75,151  (18,731)   (6,430)    (6,482)      (224)      (114)      223      3,409
                             ----------  -------  --------   --------    -------    -------  --------   --------
Total as of
  March 31, 2005             $1,013,061  365,777   113,972    115,445        398        378     2,660     32,614
                             ==========  =======  ========   ========    =======    =======  ========   ========
Total as of
  December 31, 2004          $1,021,610  373,028   116,559    117,986(2)
                             ==========  =======  ========   ========
Total as of
  March 31, 2004                                                         $11,469(3)   1,503(4)  2,590     32,825
                                                                         =======    =======  ========   ========




                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



  (1) The partners in these partnerships have received a return of their original capital, resulting in the negative investment balances that are included in distributions in excess of investments in and earnings from partnerships in the accompanying consolidated balance sheet as of December 31, 2005.

  (2) Net of $6,368 negative investment balances that were included in distributions in excess of investments in and earnings from partnerships as of December 31, 2004.

  (3) Includes $9,438 of gain on sale of a community sold during the first quarter of 2004.

  (4) Excludes $2,360 share of gain on sale of a community sold during the first quarter of 2004 reported as share of gain on sale of a partnership community in the accompanying consolidated statement of operations as of
      March 31, 2004.













                      AMLI RESIDENTIAL PROPERTIES TRUST

      AMLI's share of income from partnerships for the three months ended March 31, 2005 and 2004 is summarized as follows:

                                                     Three Months Ended
                                                          March 31,
                                                  -----------------------
                                                     2005         2004
                                                  ----------   ----------

Total revenues . . . . . . . . . . . . . . . . .  $   32,614       32,825
                                                  ==========   ==========
Net income excluding gain on sale. . . . . . . .  $      398        2,031
Gain on sale of a rental community . . . . . . .       --           9,438
                                                  ----------   ----------
Total net income . . . . . . . . . . . . . . . .  $      398       11,469
                                                  ==========   ==========

AMLI's share of net income excluding
  gain on sale (1) . . . . . . . . . . . . . . .  $      378        1,503
AMLI's share of gain on sale of a
  rental community (2) . . . . . . . . . . . . .       --           2,360
                                                  ----------   ----------
Total AMLI's share of net income . . . . . . . .  $      378        3,863
                                                  ==========   ==========

AMLI's share of depreciation . . . . . . . . . .  $    2,660        2,590
                                                  ==========   ==========

   (1) During the three months ended March 31, 2005 and 2004 the Operating Partnership received cash flow or accrued its cash flow preference anticipated to be received in future periods and recorded operating income in excess of its ownership percentages of $675 and $1,066, respectively.

   (2) AMLI's share of gain on sale reported in the consolidated statement of operations for the three months ended March 31, 2004 includes $288 of income previously deferred on AMLI's books and recognized in income upon sale of the community.


      All but one of the partnerships' debt financings obtained from various financial institutions are at fixed rates. All of the fixed-rate first mortgage loans are non-recourse mortgage notes secured by mortgages on the respective communities. One unsecured loan was obtained from AMLI at a fixed rate. At March 31, 2005, the partnerships' debt was as follows:

                      AMLI RESIDENTIAL PROPERTIES TRUST

                       AMLI's
                     Ownership   Total     Outstand-
                       Percen- Commitment   ing at     Interest
Community               tage      (1)       3/31/05      Rate     Maturity
---------            --------- ----------  ---------   --------   ---------
AMLI:
 at Osprey Lake (2)        69%  $  1,200       1,200    6.00%     on demand
 Downtown                  30%    30,920      28,621    L+2.00%   June 2006
 at Prestonwood
   Hills                   45%    11,649      10,901    7.17%     Aug. 2006
 at Windward Park          45%    18,183      17,035    7.27%     Aug. 2006
 Midtown                   45%    21,945      20,711    7.52%     Dec. 2006
 at Deerfield              25%    12,600      11,897    7.56%     Dec. 2006
 on Frankford              45%    25,710      24,591    8.25%     June 2007
 at Scofield Ridge         45%    24,618      23,479    7.70%     Aug. 2007
 at Breckinridge
   Point                   45%    22,110      21,064    7.57%     Sep. 2007
 Towne Square              45%    21,450      20,468    6.70%     Jan. 2008
 at Lowry Estates          50%    33,900      32,478    7.12%     Jan. 2008
 at Summit Ridge           25%    20,000      19,139    7.27%     Feb. 2008
 at River Park             40%    15,100      13,901    6.86%(3)  June 2008
 on the Parkway            25%    10,800       9,527    6.75%     Jan. 2009
 at Mill Creek             25%    18,000      17,384    6.40%     May  2009
 at Chevy Chase            33%    48,000      46,164    7.11%     June 2009
 at Park Meadows (4)       25%    28,500      28,500    6.25%     July 2009
 at Bryan Place (4)        48%    26,200      26,200    5.81%     Aug. 2009
 at Barrett Lakes          35%    16,680      15,083    8.50%     Dec. 2009
 at Northwinds             35%    33,800      32,417    8.25%     Oct. 2010
 at Seven Bridges          20%    51,000      51,000    7.25%     Jan. 2011
 at Osprey Lake            69%    35,320      32,440    7.02%     Mar. 2011
 at Windbrooke             15%    20,800      20,078    6.43%     Mar. 2012
 at Museum Gardens (5)     25%    37,000      30,803    7.25%     July 2013
 at Barrett Walk           25%    12,000      12,000    5.19%     Nov. 2013
 at Cambridge
   Square                  30%    20,900      20,900    5.19%     Nov. 2013
 at Milton Park            25%    22,000      22,000    5.10%     May  2014
 at Lost Mountain          75%    10,252      10,021    6.84%     Nov. 2040
                                --------    --------
                                $650,637     620,002
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

                      AMLI RESIDENTIAL PROPERTIES TRUST

4.   THE SERVICE COMPANIES

     Detail of the assets of the Service Companies, which are included in various accounts in the accompanying consolidated balance sheets at March 31, 2005 and December 31, 2004, is provided for additional information as follows:

                                                  March 31,  December 31,
                                                    2005        2004
                                                  --------   ------------
      Rental communities under
        development and held for sale (1). .      $ 10,376        10,360
      Land held for sale, net of
        allowance for loss of $1,597 . . . .        15,779        13,697
      Office building, net of
        accumulated depreciation . . . . . .         2,038         2,080
      Information technology costs,
        net of accumulated depreciation. . .         6,788         7,294
      Net deferred tax asset . . . . . . . .         4,654         3,999
      Receivables. . . . . . . . . . . . . .         1,940         2,058
      Cash . . . . . . . . . . . . . . . . .         2,183         1,447
      Other (2). . . . . . . . . . . . . . .         1,861         1,828
                                                  --------      --------
      Total. . . . . . . . . . . . . . . . .      $ 45,619        42,763
                                                  ========      ========


      (1) Total costs reported in the consolidated balance sheets at March 31, 2005 and December 31, 2004 include $175 and $194, respectively, of costs capitalized and recorded on the OP's books.

      (2) Includes $29 and $46 as of March 31, 2005 and December 31, 2004, respectively, representing the Service Companies' 50% limited partnership interest in AMLI at Newnan Lakes, a 248-unit apartment community near Atlanta, Georgia, which was built for sale. This investment is accounted for using the equity method of accounting. The Service Companies' 50% share of this partnership's non-recourse first mortgage loan, which carries an interest rate of 7.1%, and matures in 2043, is $7,924 and $7,933 at March 31, 2005 and December 31, 2004, respectively.

      On March 1, 2005, the Service Companies agreed to sell their limited partnership interest in Park Creek-Newnan, L.P. to the general partner for cash. On March 2, 2005, the general partner paid a $35 non-refundable earnest money deposit, which will be applied to the purchase price. Closing is anticipated to occur later in 2005. AMLI anticipates no material gain or loss from this sale.

                      AMLI RESIDENTIAL PROPERTIES TRUST

      Detail of the Service Companies' deferred tax asset and deferred tax liability is as follows:

                                                  March 31,  December 31,
                                                    2005        2004
                                                  --------   ------------

      Deferred tax asset:
        Net operating loss carryforwards . .      $  3,508         3,018
        Goodwill . . . . . . . . . . . . . .           303           321
        Deferred compensation. . . . . . . .           380           450
        Other. . . . . . . . . . . . . . . .         2,237         2,005
                                                  --------      --------

            Total gross deferred tax asset .         6,428         5,794

        Less valuation allowance . . . . . .         --            --
                                                  --------      --------

            Net deferred tax asset . . . . .         6,428         5,794
                                                  --------      --------

      Deferred tax liability:
        Property and equipment,
          principally due to differences
          in depreciation. . . . . . . . . .        (1,272)       (1,344)
        Compensation for employee
          stock options. . . . . . . . . . .          (281)         (266)
        Other. . . . . . . . . . . . . . . .          (221)         (185)
                                                  --------      --------

            Total gross deferred
              tax liability. . . . . . . . .        (1,774)       (1,795)
                                                  --------      --------

            Net deferred tax asset . . . . .      $  4,654         3,999
                                                  ========      ========

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management is of the opinion that it is more likely than not that substantially all of the net deferred tax asset as of March 31, 2005 will be recovered from future profitable operations of the Service Companies based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax asset is deductible.

                      AMLI RESIDENTIAL PROPERTIES TRUST

5.    OTHER ASSETS

      Other assets reported in the accompanying consolidated balance sheets are as follows.

                                                March 31,    December 31,
                                                  2005           2004
                                               ----------    ------------

     Short-term working capital assets:
       Accounts receivable . . . . . . . . .     $  2,625          2,673
       Development fees receivable . . . . .          128            106
       Prepaid expenses. . . . . . . . . . .        1,008          1,060
       Advances to affiliates. . . . . . . .           31            186
                                                 --------       --------

                                                    3,792          4,025
                                                 --------       --------

     Other:
       Notes receivable. . . . . . . . . . .        3,238          3,238
       Deposits. . . . . . . . . . . . . . .        1,654          2,031
       Restricted cash . . . . . . . . . . .          530            514
       Deferred development costs. . . . . .        1,139            750
       Office building and leasehold
         improvements, net of accumulated
         depreciation. . . . . . . . . . . .        2,038          2,080
       Information technology costs,
         net of accumulated depreciation . .        6,788          7,294
       Net deferred tax asset. . . . . . . .        4,654          3,999
       Derivative asset. . . . . . . . . . .        2,639            548
       Other . . . . . . . . . . . . . . . .        2,197          2,567
                                                 --------       --------

                                                   24,877         23,021
                                                 --------       --------

     Total (1) . . . . . . . . . . . . . . .     $ 28,669         27,046
                                                 ========       ========

      (1) Includes $95 and $99 associated with the communities held for sale at March 31, 2005 and December 31, 2004, respectively.

                                         AMLI RESIDENTIAL PROPERTIES TRUST

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


6.    DEBT

      The table below presents certain information relating to AMLI's indebtedness at March 31, 2005 and
December 31, 2004.

                                                            Balance                                  Balance
                                              Original        at          Interest      Maturity        at
                                               Amount       3/31/05         Rate          Date       12/31/04
                                              --------      -------      -----------    --------     --------
UNSECURED BOND FINANCINGS:
                                                                          Tax-Exempt
AMLI at Poplar Creek (1)                      $  9,500        9,500       Rate+1.46%      2/1/24       9,500
                                              --------      -------                                  -------
MORTGAGE NOTES PAYABLE TO
  FINANCIAL INSTITUTIONS:
AMLI at Bishop's Gate                           15,380       13,106        7.25% (2)      8/1/05      13,192
AMLI at Regents Center                          20,100       18,164 (3)    8.90% (4)      9/1/05      18,241
AMLI on the Green/AMLI of North Dallas (5)      43,234       36,581        7.79%          5/1/06      36,846
AMLI at Oak Bend (6)                            19,878       18,416        5.62%         12/1/06      18,564
AMLI at Danada Farms (7)                        46,234       43,801        4.51%          3/1/07      44,018
AMLI at Valley Ranch                            18,800       18,800        6.68%         5/10/07      18,800
AMLI at Conner Farms                            14,900       14,900        6.68%         5/10/07      14,900
AMLI at Clairmont                               12,880       11,950        6.95%         1/15/08      12,003
AMLI at McGinnis Ferry (8)                      25,404       24,358        5.04%          7/1/10        --
AMLI - various (9)                             140,000      133,797        6.56%          7/1/11     134,268
AMLI on Eldridge Parkway                        32,709       32,387        5.36%          6/1/14      32,500
AMLI at Riverbend                               45,000       44,619        4.85%          8/1/14      44,788
AMLI at Park Creek (10)                         10,322       10,256        5.65%         12/1/38      10,281
                                              --------      -------                                  -------
  Total mortgage notes payable                 444,841      421,135                                  398,401
                                              --------      -------                                  -------
UNSECURED OTHER NOTES PAYABLE:
Primary line of credit (11) (12)               240,000      142,000        L+1.00%       5/19/06     126,000
Secondary line of credit (12)                   16,000        --           L+1.20%       5/19/06       --
Term loan (13)                                 110,000      110,000        L+1.00%      12/19/08     110,000
Other (14)                                       9,200        5,600        L+0.675%    on demand      10,000
                                              --------      -------                                  -------
  Total other notes payable                    375,200      257,600                                  246,000
                                              --------      -------                                  -------
  Total                                       $829,541      688,235                                  653,901
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

(2)   This original $14,000 mortgage note bears interest at 9.1%.  For financial reporting purposes, this mortgage note was valued at $15,380 to reflect a 7.25% market rate of interest when assumed in connection with the acquisition of AMLI at Bishop's Gate on October 17, 1997.  The unamortized premium at March 31, 2005 and
      December 31, 2004 was $57 and $95, respectively.  AMLI intends to prepay this loan without penalty on
      June 2, 2005.

(3)   This loan provides for partial recourse to the partners of the Operating Partnership.

(4)   Consists of $13,800 at 8.73% and $6,300 at 9.23%.  AMLI intends to prepay this loan without penalty as of
      June 1, 2005.

(5)   These two communities secure a loan that was sold at a discount of $673.  At March 31, 2005 and
      December 31, 2004, the unamortized discount was $73 and $90, respectively.  This loan is prepayable without penalty in November 2005.

(6)   Represents debt assumed by AMLI as a result of acquisition of 60% interest in the community that AMLI did not already own.  The original mortgage balance of $18,079 bears 7.81% interest, which, at the time of the acquisition, was valued at $19,123 for financial reporting purposes to reflect a 4.16% market-rate interest on 60% of the balance assumed and 7.81% interest rate on the remaining 40%.  The unamortized premium at
      March 31, 2005 and December 31, 2004 was $600 and $690, respectively.

(7)   Represents $23,249 original mortgage balance assumed upon acquisition of 90% interest in the community that
      AMLI did not already own and $20,000 additional mortgage financing from the same lender following the acquisition.  The original mortgage note bears interest at 7.33% and was valued at $24,982 for financial reporting purposes to reflect a 4.48% market-rate interest on 90% of the balance assumed and 7.33% interest rate on the remaining 10%.  The unamortized premium at March 31, 2005 and December 31, 2004 was $996 and
      $1,126, respectively.  The additional $20,000 bears interest at 4.48%.

(8)   Represents debt assumed by AMLI upon acquisition of AMLI at McGinnis Ferry on February 25, 2005.  The
      original mortgage note bears interest at 8.20%, which was valued at $24,440 to reflect a 5.04% market-rate interest on the balance assumed.  The unamortized premium at March 31, 2005 is $2,842.

(9)   This loan is secured by seven communities (AMLI at Westcliff, AMLI at Lantana Ridge, AMLI at StoneHollow,
      AMLI at Medical Center, AMLI at Killian Creek, AMLI at Eagle Creek and AMLI at Gateway Park).  In connection with the sale of AMLI at Western Ridge in December 2002, AMLI obtained a release of its mortgage by substituting another wholly-owned community, AMLI at the Medical Center.  In connection with the sale of
      AMLI at Bent Tree in February 2005, AMLI obtained a release of its mortgage by substituting a wholly-owned community, AMLI at Westcliff.




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

(11)  In the third quarter 2003 AMLI entered into $45,000 of forward-starting swaps fixing the base interest rate at an average of 4.47%, and entered into a $15,000 forward-starting cap limiting the base rate to 4.0%, all for the five-year period beginning April 1, 2004.

(12)  AMLI's $240,000 unsecured line of credit is provided by a group of eight banks and will mature in May 2006.
      AMLI has an option to extend the maturity by one year.  This line of credit carries an interest rate of
      LIBOR plus 1.00% (approximately 3.8% at March 31, 2005 including an annual facility fee of 20 basis points).  AMLI uses the unsecured line of credit for acquisition and development activities and working capital needs.  This unsecured line of credit requires that AMLI meet various covenants typical of such an arrangement, including minimum net worth, minimum debt service coverage and maximum debt to equity percentage.  Certain of these covenants were modified effective with the December 29, 2004 second amendment of the line of credit and at March 31, 2005 AMLI is in compliance with these covenants.  A separate $16,000 unsecured line of credit obtained from one of the lenders, pursuant to which AMLI may issue letters of credit, contains terms and conditions substantially the same as exist under AMLI's primary unsecured line of credit.

(13)  In December 2004, AMLI closed on a $110,000 unsecured floating-rate four-year term loan with a bank group that includes Wells Fargo Bank, N.A., as Administrative Agent, PNC Bank National Association, Commerzbank
      AG, and Comerica Bank.  This term loan carries an interest rate of LIBOR plus one (approximate effective interest rate is 3.6% at March 31, 2005).  AMLI also entered into interest rate swap agreements for the period July 1, 2005 through December 20, 2009 effectively fixing the interest rate on $100,000 of the variable-rate term loan at a rate of 3.99% plus the loan spread, or 4.99%.

(14)  Several of AMLI's co-investment partnerships participate in a short-term investment program where short-term cash balances are invested by each partnership in unsecured demand notes payable by AMLI.  Each partnership withdraws funds from this investment account on an "as needed basis" to fund its disbursements, which could be daily.  At March 31, 2005 and December 31, 2004, the effective interest rate paid by AMLI on these demand notes was 2.93% and 2.30%, respectively.




                      AMLI RESIDENTIAL PROPERTIES TRUST

      As of March 31, 2005, the scheduled contractual maturities of AMLI's debt are as follows:
                           Fixed Rate                 Notes
                            Mortgage                 Payable
                          Notes Payable  Unsecured     to
                 Bond     to Financial     Lines      Joint
              Financings  Institutions   of Credit   Ventures     Total
              ----------  -------------  ---------   --------    -------
2005 . . . .    $  --           36,536       --        5,600      42,136
2006 . . . .       --           59,386    142,000       --       201,386
2007 . . . .       --           79,995       --         --        79,995
2008 . . . .       --           15,925    110,000       --       125,925
2009 . . . .       --            4,896       --         --         4,896
Thereafter .      9,500        224,397       --         --       233,897
                -------        -------    -------     ------     -------
                $ 9,500        421,135    252,000      5,600     688,235
                =======        =======    =======     ======     =======

      At March 31, 2005, 24 of AMLI's 44 wholly-owned stabilized communities are unencumbered.


7.    OTHER LIABILITIES

      Other liabilities reported in the accompanying consolidated balance sheets as of the dates presented are as follows:

                                                 March 31,   December 31,
                                                   2005          2004
                                                ----------   ------------
      Short-term working capital
       liabilities:
        Accrued interest payable . . . . . . .    $  2,750         2,431
        Estimated accrued real estate
          taxes payable. . . . . . . . . . . .      14,267        19,843
        Accrued general and administra-
          tive expenses. . . . . . . . . . . .       1,232         1,542
        Accrued community rental expenses. . .       6,758         7,129
                                                  --------      --------
                                                    25,007        30,945
                                                  --------      --------
      Other:
        Construction costs payable . . . . . .       2,963         1,729
        Security deposits and
          prepaid rents. . . . . . . . . . . .       4,777         4,690
        Interest rate swap liability . . . . .         148         1,232
        Accrued employee benefits. . . . . . .         719         1,266
        Other (1) (2). . . . . . . . . . . . .       1,744         2,896
                                                  --------      --------
                                                    10,351        11,813
                                                  --------      --------
          Total (3). . . . . . . . . . . . . .    $ 35,358        42,758
                                                  ========      ========

   (1) Includes $264 and $556 of deferred gain at March 31, 2005 and December 31, 2004, respectively, resulting from a sale of a community in 2004, which is net of $279 and $53 recognized to income during the three months ended March 31, 2005 and December 31, 2004, respectively. The remainder is anticipated to be recognized in the second quarter of 2005 following completion of improvements to the community sold.

                      AMLI RESIDENTIAL PROPERTIES TRUST

   (2) Includes $953 and $1,050 at March 31, 2005 and December 31, 2004, respectively, in deferred income from "door fees" received pursuant to cable television contracts, which amount is being amortized to earnings over the lives of the respective cable contracts (generally 7-12 years).

   (3) Includes $419 and $2,652 of other liabilities associated with the communities held for sale at March 31, 2005 and December 31, 2004, respectively.


8.    COMMUNITY RENTAL EXPENSES

      Details of rental expenses reported in the accompanying consolidated statements of operations for the periods presented are as follows.

                                                      Three Months Ended
                                                           March 31,
                                                     --------------------
                                                       2005        2004
                                                     --------    --------
Personnel. . . . . . . . . . . . . . . . . . . . .   $  4,099       2,871
Advertising and promotion. . . . . . . . . . . . .        817         490
Utilities. . . . . . . . . . . . . . . . . . . . .      1,106         850
Building repairs and maintenance . . . . . . . . .      1,959       1,185
Landscaping and grounds maintenance. . . . . . . .        473         336
Real estate taxes. . . . . . . . . . . . . . . . .      5,562       3,909
Insurance. . . . . . . . . . . . . . . . . . . . .        678         588
Property management fees . . . . . . . . . . . . .      1,153         851
Other rental expenses. . . . . . . . . . . . . . .        519         232
                                                     --------    --------
Total. . . . . . . . . . . . . . . . . . . . . . .   $ 16,366      11,312
                                                     ========    ========


9.    INCOME TAXES

      AMLI believes it qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to Federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. AMLI's current dividend payment level equals an annual rate of $1.92 per common share and AMLI anticipates that all dividends paid in 2005 will be fully taxable. AMLI expects that it will distribute at least 100% of its taxable income. AMLI anticipates that at least 50% of total dividends paid during 2005 will be characterized as income taxable at capital gains rates for Federal income tax purposes.


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

      The revenues, NOI, FFO and assets for AMLI's reportable segments are summarized as follows:

                                                    Three Months Ended
                                                         March 31,
                                                 ------------------------
                                                    2005          2004
                                                 ----------    ----------
Segment revenues:
 Multifamily rental operations:
  Wholly-owned communities . . . . . . . . . .   $   37,467        27,640
  Co-investment communities at 100%. . . . . .       32,492        32,766
                                                 ----------    ----------
                                                     69,959        60,406
 Service Companies' operations . . . . . . . .       14,310        17,712
                                                 ----------    ----------
 Total segment revenues. . . . . . . . . . . .       84,269        78,118
 Discontinued operations . . . . . . . . . . .          702         6,906
                                                 ----------    ----------
 Total segment revenues including
   discontinued operations . . . . . . . . . .       84,971        85,024

 Reconciling items to consolidated revenues:
   Fee income. . . . . . . . . . . . . . . . .          260           433
   Unconsolidated co-investment partnerships . (32,492) (32,766) Service Companies' eliminations for
     related party . . . . . . . . . . . . . .       (8,941)       (4,132)
   Discontinued operations . . . . . . . . . .         (702)       (6,906)
                                                 ----------    ----------

 Total consolidated revenues -
   continuing operations . . . . . . . . . . .   $   43,096        41,653
                                                 ==========    ==========

NOI:
 Multifamily rental operations:
  Wholly-owned communities . . . . . . . . . .   $   21,101        16,328
  Co-investment communities at 100%. . . . . .       18,857        19,538
                                                 ----------    ----------
                                                     39,958        35,866
 Service Companies' operations . . . . . . . .         (787)         (444)
                                                 ----------    ----------
                                                     39,171        35,422
 Discontinued operations . . . . . . . . . . .          178         3,969
                                                 ----------    ----------
 Total segment NOI including discontinued
  operations . . . . . . . . . . . . . . . . .       39,349        39,391
                                                 ----------    ----------

                      AMLI RESIDENTIAL PROPERTIES TRUST

                                                    Three Months Ended
                                                         March 31,
                                                 ------------------------
                                                    2005          2004
                                                 ----------    ----------
Reconciling items to consolidated net income
 from continuing operations:
  Unconsolidated co-investment partnerships:
    Unconsolidated co-investment NOI at 100% .       18,857        19,538
    Co-investment partners' share of NOI . . .      (12,230)      (12,435)
                                                 ----------    ----------

    AMLI's share of NOI. . . . . . . . . . . .        6,627         7,103
    AMLI's share of depreciation . . . . . . .       (2,660)       (2,590)
    AMLI's share of interest and amortization
      of deferred costs. . . . . . . . . . . .       (3,905)       (3,763)
    AMLI's share of other income . . . . . . .          373           795
    AMLI's share of other expenses . . . . . .          (57)          (42)
                                                 ----------    ----------

    AMLI's share of income from partnerships .          378         1,503
                                                 ----------    ----------

    Unconsolidated co-investment gain
      on sale of a community . . . . . . . . .        --            9,438
    Co-investment partners' share of gain
      of a partnership's community . . . . . .        --           (7,078)
                                                 ----------    ----------
    AMLI's share of gain on sale of a
      partnership's community on
      partnership's books. . . . . . . . . . .        --            2,360
    Income previously deferred on
      AMLI's books . . . . . . . . . . . . . .        --              288
                                                 ----------    ----------
    AMLI's share of gain on sale of a
      partnership's community on
      AMLI's books . . . . . . . . . . . . . .        --            2,648
                                                 ----------    ----------

    Unconsolidated co-investment
      NOI at 100%. . . . . . . . . . . . . . .      (18,857)      (19,538)
                                                 ----------    ----------
Other income (expenses):
 Fee income. . . . . . . . . . . . . . . . . .          260           433
 Other income. . . . . . . . . . . . . . . . .          359           752
 Depreciation. . . . . . . . . . . . . . . . .      (11,304)       (8,641)
 Interest and amortization of deferred
  costs. . . . . . . . . . . . . . . . . . . .       (8,910)       (7,257)
 General and administrative. . . . . . . . . .       (1,961)       (2,196)
                                                 ----------    ----------
                                                    (21,556)      (16,909)
                                                 ----------    ----------

Income (loss) from operations. . . . . . . . .         (686)        7,095
Discontinued operations. . . . . . . . . . . .         (336)       (3,176)
                                                 ----------    ----------

                      AMLI RESIDENTIAL PROPERTIES TRUST

                                                    Three Months Ended
                                                         March 31,
                                                 ------------------------
                                                    2005          2004
                                                 ----------    ----------

Income (loss) from continuing operations . . .       (1,022)        3,919

Reconciliation to FFO:
Income from discontinued operations before
  minority interest. . . . . . . . . . . . . .          336         3,176
Depreciation (1) . . . . . . . . . . . . . . .       11,304         8,641
Share of partnerships' depreciation. . . . . .        2,660         2,590
Share of gain on sale of a co-investment
  community. . . . . . . . . . . . . . . . . .        --           (2,648)
                                                 ----------    ----------

    FFO. . . . . . . . . . . . . . . . . . . .   $   13,278        15,678
                                                 ==========    ==========

                                                  March 31,  December 31,
                                                     2005        2004
                                                 ----------  ------------
Segment assets:
 Multifamily rental communities:
  Wholly-owned communities . . . . . . . . . .   $1,307,361     1,206,299
  Co-investment communities at 100%. . . . . .    1,128,410     1,124,390
                                                 ----------    ----------
                                                  2,435,771     2,330,689
 Service Companies' assets . . . . . . . . . .       35,243        32,403
                                                 ----------    ----------
                                                  2,471,014     2,363,092

 Rental communities held for sale,
  net of accumulated depreciation:
   Wholly-owned communities (2). . . . . . . .        --           49,607
   Service Companies' community (3). . . . . .       10,376        10,360
   Costs capitalized on the OP's books
     relating to a Service Companies'
     community . . . . . . . . . . . . . . . .          175           194
                                                 ----------    ----------
                                                  2,481,565     2,423,253
 Accumulated depreciation. . . . . . . . . . .     (147,471)     (136,168)
                                                 ----------    ----------
 Total segment assets. . . . . . . . . . . . .    2,334,094     2,287,085

 Non-segment assets. . . . . . . . . . . . . .       36,155        36,374
 Investment in partnerships. . . . . . . . . .      121,927       124,354
 Unconsolidated co-investment
  partnerships . . . . . . . . . . . . . . . .   (1,128,410)   (1,124,390)
                                                 ----------    ----------
Total consolidated assets. . . . . . . . . . .   $1,363,766     1,323,423
                                                 ==========    ==========

  (1)  Includes discontinued operations.

  (2) Net of accumulated depreciation of $14,360 for the period ended December 31, 2004.

  (3)  This community was built for sale and is not being depreciated.

                      AMLI RESIDENTIAL PROPERTIES TRUST

11.   RELATED PARTY TRANSACTIONS

      During the three months ended March 31, 2005 and 2004, AMLI accrued or paid to partnerships $60 and $34, respectively, of interest on short-term investments made by the partnerships. AMLI and the Service Companies earned and received from partnerships fees and other income as follows:

                                                          Three Months
                                                              Ended
                                                            March 31,
                                                        ----------------
                                                         2005      2004
                                                        ------    ------

Property management fees . . . . . . . . . . . . . .    $1,476     1,275
Asset management fees. . . . . . . . . . . . . . . .       164       166
Development fees . . . . . . . . . . . . . . . . . .        96       267
General contractor fees. . . . . . . . . . . . . . .        20       106
Computer rental and utility billing fees . . . . . .        68        48
Promoted interest. . . . . . . . . . . . . . . . . .       252       254
Interest on notes and advances to affiliates . . . .        18       294
                                                        ======    ======

      In addition, during the three months ended March 31, 2005 and 2004, total revenues of $642 and $771, respectively, were generated from leases of apartment homes of co-investment communities through ACH.

      In September 2002, AMLI entered into an agreement with an affiliate of one of AMLI's Executive Vice Presidents to test and possibly implement a software application developed by this entity, in which AMLI has no ownership interest. AMLI's maximum commitment under this agreement is $300. AMLI is entitled to share in any proceeds from the successful marketing and sale of this software application to third parties. On July 10, 2003, AMLI was named as beneficiary to a software sale agreement, pursuant to which AMC will receive a minimum of $863 and a maximum of $1,350 in royalties over the five-year period ending December 31, 2007. Through March 31, 2005 no income or loss has been recognized as a result of this agreement.


12.   COMMITMENTS AND CONTINGENCIES

      LETTERS OF CREDIT AND GUARANTEES

      At March 31, 2005, AMLI was contingently liable with respect to $15,684 bank letters of credit issued to secure commitments made in the ordinary course of business by AMLI and its co-investment partnerships. At March 31, 2005, AMLI was contingently liable with respect to guarantees issued to secure undertakings made by various unconsolidated affiliates, including the guaranty of $12,368 of the construction financing for AMLI's 30% owned AMLI Downtown community. AMLI could be required to perform under this guarantee if the construction loan guaranteed were not repaid or extended prior to its maturity in June 2006. AMLI anticipates that no such contingent liability will be realized, and that the various letters of credit and guarantees will eventually expire. AMLI estimates that the aggregate fair value of all such letters of credit and guarantees is less than $200.

                      AMLI RESIDENTIAL PROPERTIES TRUST

13.   SUBSEQUENT EVENTS

      On April 8, 2005 AMLI filed a new shelf registration pursuant to which AMLI may from time to time sell up to $300,000 of AMLI common and preferred shares and warrants to purchase AMLI common and preferred shares in any combination. The registration became effective April 29, 2005. AMLI intends to enter into sales agreements with brokerage firms in May 2005 for the purpose of selling up to 1,000,000 AMLI common shares in at-the-market offerings from time to time.

      On April 25, 2005, the shareholders of AMLI Residential Properties Trust, a Maryland real estate investment trust (the "Trust"), approved Articles of Amendment (the "Amendment") to the Trust's Amended and Restated Declaration of Trust providing for the declassification of the board of trustees of the Trust. The Amendment was filed with the State Department of Assessments and Taxation of Maryland on April 26, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements of Amli Residential Properties Trust ("AMLI" or the "Company") as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and 2004, and related notes. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. The discussion should also be read in conjunction with the financial statements and notes thereto and the critical accounting policies and estimates included in AMLI's December 31, 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The terms "we", "us" or "our" when used in this discussion and analysis mean AMLI or the Company. Dollars are in thousands, except share data, rental rates and expenditures per unit.

OVERVIEW

     As of March 31, 2005, AMLI owned an approximate 95% general partnership interest in AMLI Residential Properties, L.P. (the "Operating Partnership"), which holds the operating assets of the Company. The approximate 5% not owned by AMLI was owned by the limited partners that hold Operating Partnership units ("OP Units") which are convertible into common shares of AMLI on a one-for-one basis, subject to certain limitations. At March 31, 2005, AMLI owned 29,540,956 OP Units (including 3,925,000 Preferred OP Units) and the limited partners owned 1,638,295 OP Units. AMLI has qualified, and anticipates continuing to qualify, as a real estate investment trust ("REIT") for Federal income tax purposes.

     AMLI is one of the largest owners and operators of multifamily apartment communities in the United States having a focus on the upscale segment of the market with investments and operations in nine major markets in four regions in the United States. Over time, AMLI expects to selectively increase the number of markets in which it operates, thereby continuing its long-term plan of diversification. Through investment in, and operation of, income-producing apartment communities, AMLI primarily seeks to maximize operating earnings by increasing the net operating income ("NOI") from its portfolio of operating communities as we execute our strategy of improving the quality of our portfolio from Class B to Class A communities (internal growth), and by adding additional NOI by expanding the portfolio through its acquisition and development activities (external growth). In addition, AMLI employs a third external growth strategy, co-investment, whereby AMLI earns fee income and other compensation from forming partnerships with primarily institutional partners for the purpose of acquiring and developing multifamily communities.

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

CRITICAL ACCOUNTING POLICIES

     AMLI outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 11, 2005.

CO-INVESTMENT

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

     FASB Interpretation No. 46 "Consolidation of Variable Interest Entities," ("FIN 46") addresses consolidation by business enterprises of variable interest entities ("VIEs"). FIN 46 was revised ("FIN 46R") and is applicable for interim periods that end after March 15, 2004. FIN 46R clarifies the application of Accounting Research Bulletin No. 51 "Consolidated Financial Statements," and requires that VIEs in which a business enterprise has a majority variable interest be presented on a consolidated basis in its financial statements. AMLI's adoption of FIN 46R has had no impact on its consolidated financial statements.

     At March 31, 2005, the Operating Partnership was a general partner or a managing member in various partnerships or limited liability companies (referred to as "partnerships"). Through March 31, 2005, 54 partnerships have been formed and none was entered into by AMLI during the three months ended March 31, 2005. AMLI's ownership interest in these unconsolidated partnerships has ranged from 10% to 75%. AMLI does not control any of its partnerships as AMLI shares decision making authority over all major decisions with each representative co-investment partner; therefore, AMLI's investments in these partnerships are appropriately accounted for using the equity method of accounting. Through March 31, 2005, 21 partnerships have been terminated as a result of asset dispositions and AMLI's acquisition in 2003 and 2004 of its partners' interests in eleven co-investment partnerships. AMLI has concluded that none of its remaining interests in 33 unconsolidated partnerships qualifies for consolidation under FIN 46R.

     Because AMLI has differentiated itself from other publicly-owned multifamily residential REIT's in the manner and to the extent it conducts its business through partnerships with institutional investors, the following condensed combined financial information for AMLI and its partnerships at March 31, 2005 and December 31, 2004, as shown below, is presented as supplementary information intended to provide a better understanding of AMLI's financial position.

                                                 March 31,  December 31,
                                                   2005        2004
                                                ----------  ------------

     Total assets. . . . . . . . . . . . . .    $1,013,061     1,021,610
                                                ==========    ==========
     Total debt. . . . . . . . . . . . . . .    $  620,002       616,522
                                                ==========    ==========
     Total equity. . . . . . . . . . . . . .    $  365,777       373,028
     AMLI's share of equity. . . . . . . . .       113,972       116,559
                                                ==========    ==========

     AMLI's investment in partnerships . . .    $  115,445       117,986
     Distributions in excess of
       investments in and earnings
       from partnerships . . . . . . . . . .         6,482         6,368
                                                ----------    ----------
          Total. . . . . . . . . . . . . . .    $  121,927       124,354
                                                ==========    ==========

      At March 31, 2005 and December 31, 2004, details of the differences between AMLI's aggregate share of equity and its aggregate investment in partnerships as recorded on the books of these partnerships, net of accumulated amortization, are as follows:

                                                 March 31,  December 31,
                                                   2005        2004
                                                ----------  ------------

     AMLI's share of equity in
       partnerships. . . . . . . . . . . . .    $  113,972       116,559
     Distributions in excess of invest-
       ments in and earnings from
       partnerships. . . . . . . . . . . . .         6,482         6,368
     Capitalized interest. . . . . . . . . .         4,535         4,565
     Deferred fee income . . . . . . . . . .        (5,304)       (5,311)
     Deferred construction profits . . . . .        (1,409)       (1,434)
     Other comprehensive loss. . . . . . . .          (904)         (943)
     Other, net. . . . . . . . . . . . . . .         4,555         4,550
                                                ----------    ----------
     Total investments in partnerships . . .    $  121,927       124,354
                                                ==========    ==========


RESULTS OF COMMUNITY OPERATIONS

GENERAL

      At March 31, 2005, AMLI wholly owned 44 stabilized communities containing 16,316 apartment homes. Stabilized communities are communities that are fully completed and have, in the opinion of management, completed their initial lease-up. Operating results of wholly-owned stabilized communities are reflected in AMLI's consolidated statements of operations under rental operations as well as under income from discontinued operations. One wholly-owned community containing 360 apartment units is under development and has only commenced initial rental operations during March 2005. Thirty-three communities, of which 30 are stabilized and three are under development or in lease-up, are owned in partnerships, and AMLI's share of operating results is included in income from partnerships.

      AMLI distinguishes between Stabilized communities from Development and lease-up communities, Communities under rehab and Communities sold.

      Stabilized communities:

      . Same store communities, which are communities that have had stabilized operations as of January 1, 2004.

      . Communities acquired from/contributed to partnerships - reflects operations of communities acquired from or contributed to partnerships during the periods presented.

      . New communities - communities that were developed by AMLI and began stabilized operations after January 1, 2004.

      . Acquisition communities - communities having stabilized operations that were acquired by AMLI after January 1, 2004.

      Development and lease-up communities - communities being developed by AMLI that commenced rental operations which are not yet stabilized.

      Communities under rehab - communities undergoing significant improvements.

      Communities sold - reflects operations through the date the communities were sold.

      Community revenues comprise that portion of total revenues collected or due from leases of apartment homes and include any such amounts as may be reported as discontinued operations.

      Community rental expenses comprise that portion of total expenses that includes amounts reported as personnel, advertising and promotion, utilities, building repairs and maintenance, contract services, landscaping and grounds maintenance, real estate taxes, insurance, property management fees, and other expenses, and such amounts as may be included in discontinued operations. Community rental expenses exclude losses from sales or valuation of land, expenses of the Service Companies, general and administrative expenses including real estate taxes on land parcels, interest expense, income taxes, depreciation and amortization.

      AMLI uses NOI to measure the operating results of its communities. NOI represents community revenues less community operating expenses. NOI is commonly used in the industry in the valuation of income producing real estate, and as a supplementary performance measure. This performance measure is not intended as a replacement for net income determined in accordance with generally accepted accounting principles ("GAAP").

WHOLLY-OWNED COMMUNITIES

      Revenues, rental expenses and NOI from wholly-owned communities for the three months ended March 31, 2005 and 2004 are summarized as follows:

                                                     Three Months Ended
                                                          March 31,
                                                  -----------------------
                                                     2005         2004
                                                  ----------   ----------
TOTAL WHOLLY-OWNED
COMMUNITY RENTAL REVENUES
-------------------------
Stabilized communities . . . . . . . . . . . . .  $   36,753       26,808
Development and lease-up
  communities. . . . . . . . . . . . . . . . . .       --           --
Communities under rehab. . . . . . . . . . . . .         714          832
Communities sold . . . . . . . . . . . . . . . .         702        6,906
                                                  ----------   ----------
  Total. . . . . . . . . . . . . . . . . . . . .      38,169       34,546
  Discontinued operations. . . . . . . . . . . .         702        6,906
                                                  ----------   ----------
  Continuing operations. . . . . . . . . . . . .  $   37,467       27,640
                                                  ==========   ==========

                                                     Three Months Ended
                                                          March 31,
                                                  -----------------------
                                                     2005         2004
                                                  ----------   ----------
TOTAL WHOLLY-OWNED
COMMUNITY RENTAL EXPENSES
-------------------------
Stabilized communities . . . . . . . . . . . . .  $   15,962       10,947
Development and lease-up communities . . . . . .          26        --
Communities under rehab. . . . . . . . . . . . .         378          365
Communities sold . . . . . . . . . . . . . . . .         524        2,937
                                                  ----------   ----------
  Total. . . . . . . . . . . . . . . . . . . . .      16,890       14,249
  Discontinued operations. . . . . . . . . . . .         524        2,937
                                                  ----------   ----------
  Continuing operations. . . . . . . . . . . . .  $   16,366       11,312
                                                  ==========   ==========

TOTAL WHOLLY-OWNED
COMMUNITY NOI
------------------
Stabilized communities . . . . . . . . . . . . .  $   20,791       15,861
Development and lease-up communities . . . . . .         (26)       --
Communities under rehab. . . . . . . . . . . . .         336          467
Communities sold . . . . . . . . . . . . . . . .         178        3,969
                                                  ----------   ----------
    Total. . . . . . . . . . . . . . . . . . . .      21,279       20,297
    Discontinued operations. . . . . . . . . . .         178        3,969
                                                  ----------   ----------
    Continuing operations. . . . . . . . . . . .  $   21,101       16,328
                                                  ==========   ==========

RECONCILIATION OF
NOI TO NET INCOME
-----------------

Community revenues (1) . . . . . . . . . . . . .  $   38,169       34,546
Community operating expenses (1) . . . . . . . .     (16,890)     (14,249)
                                                  ----------   ----------
Community NOI (1). . . . . . . . . . . . . . . .      21,279       20,297
                                                  ----------   ----------

Income from partnerships . . . . . . . . . . . .         378        1,503
Share of gain on sale of a partnership
  community. . . . . . . . . . . . . . . . . . .       --           2,648
Fee income . . . . . . . . . . . . . . . . . . .         260          433
Other income (1) . . . . . . . . . . . . . . . .         359          752
Service Companies revenues . . . . . . . . . . .       5,369       13,580
Service Companies expenses . . . . . . . . . . .      (6,156)     (14,024)
Depreciation (1) . . . . . . . . . . . . . . . .     (11,304)      (8,641)
Interest and amortization of deferred
  costs (1). . . . . . . . . . . . . . . . . . .      (8,910)      (7,257)
General and administrative expenses. . . . . . .      (1,961)      (2,196)
                                                  ----------   ----------

                                                     Three Months Ended
                                                          March 31,
                                                  -----------------------
                                                     2005         2004
                                                  ----------   ----------

Income (loss) before sales of rental
  communities and minority interest. . . . . . .        (686)       7,095

Gains on sales of rental communities . . . . . .      24,417        --
                                                  ----------   ----------
Income before minority interest. . . . . . . . .      23,731        7,095

Minority interest. . . . . . . . . . . . . . . .      (1,320)        (376)
                                                  ----------   ----------

Net income . . . . . . . . . . . . . . . . . . .  $   22,411        6,719
                                                  ==========   ==========

   (1)  Including discontinued operations.


      For the three months ended March 31, 2005, total community revenues from stabilized communities increased by $9,945, or 37.1%, compared to the same period a year ago. This increase in revenues was generated primarily from two communities containing 900 apartment homes acquired from third parties in 2005 and from seven communities acquired after the first quarter of 2004, which contributed a full quarter of revenues in 2005. In addition, AMLI acquired interests it did not already own in two communities, which also contributed to the revenue increase. A community under development did not generate revenues as no apartment units were occupied in March 2005. The community under rehab had a 14.2% decrease in 2005 compared to 2004 due to units that were temporarily out of service during the rehab period and because the rehab started in the second quarter of 2004. The significant decrease in revenues from sold communities resulted from three communities that were sold in early 2005 plus five communities that were sold after the first quarter of 2004, and therefore such communities reported a full quarter of revenues in the first quarter of 2004. Total revenues from continuing operations increased by $9,827, or 35.6%, for the three months ended March 31, 2005 over the same period a year ago. Refer to the discussion on AMLI's markets and the impact of changes in occupancy, average collected rent per occupied unit and other income in SAME STORE COMMUNITIES discussion and analysis.

      For the three months ended March 31, 2005, total community NOI from stabilized communities increased by $4,930, or 31.1%, compared to the same period a year ago. This was a result of increased revenues from the communities acquired during 2005 and 2004, reduced by a corresponding increase in operating expenses. NOI from the community under rehab decreased 28.1% as a result of revenue lost from vacant units under rehab less operating expense reduction. NOI from sold communities was lower by $3,791 than the prior year due to a higher number of communities and apartment units sold after the first quarter of 2004, which resulted in NOI decrease in 2005, plus reduction in NOI which resulted from communities sold in the first quarter of 2005. Total NOI from continuing operations increased by $4,773, or 29.2%, for three months ended March 31, 2005 over the same period a year ago, which was primarily generated from stabilized communities.

CO-INVESTMENT COMMUNITIES

      Revenues, operating expenses and NOI from co-investment communities at 100% for the three months ended March 31, 2005 and 2004 are summarized as follows:
                                                  Three Months Ended
                                                       March 31,
                                               -----------------------
                                                  2005         2004
                                               ----------   ----------
TOTAL CO-INVESTMENT
COMMUNITY REVENUES
-------------------
Stabilized communities . . . . . . . . . . .   $   30,177       31,254
Development and lease-up communities . . . .        2,315        1,141
Communities sold . . . . . . . . . . . . . .        --             371
                                               ----------   ----------
    Total. . . . . . . . . . . . . . . . . .   $   32,492       32,766
                                               ==========   ==========

TOTAL CO-INVESTMENT COMMUNITY
RENTAL EXPENSES
-----------------------------
Stabilized communities . . . . . . . . . . .   $   12,070       12,167
Development and lease-up communities . . . .        1,565          843
Communities sold . . . . . . . . . . . . . .        --             218
                                               ----------   ----------
    Total. . . . . . . . . . . . . . . . . .   $   13,635       13,228
                                               ==========   ==========

TOTAL CO-INVESTMENT
COMMUNITY NOI
-------------------
Stabilized communities . . . . . . . . . . .   $   18,107       19,087
Development and lease-up communities . . . .          750          298
Communities sold . . . . . . . . . . . . . .        --             153
                                               ----------   ----------
    Total. . . . . . . . . . . . . . . . . .   $   18,857       19,538
                                               ==========   ==========

RECONCILIATION OF NOI TO
INCOME FROM PARTNERSHIPS
------------------------
Community revenues . . . . . . . . . . . . .   $   32,492       32,766
Community operating expenses . . . . . . . .      (13,635)     (13,228)
                                               ----------   ----------
Community NOI. . . . . . . . . . . . . . . .       18,857       19,538

Other income . . . . . . . . . . . . . . . .          122          183
Other expenses . . . . . . . . . . . . . . .         (362)        (346)
Interest expense and amortization of
  deferred costs . . . . . . . . . . . . . .      (10,537)      (9,874)
Depreciation . . . . . . . . . . . . . . . .       (7,682)      (7,470)
                                               ----------   ----------
Income before sale of a rental
  community. . . . . . . . . . . . . . . . .          398        2,031

Gain on sale of a rental community . . . . .        --           9,438
                                               ----------   ----------
Net income . . . . . . . . . . . . . . . . .          398       11,469
Co-investment partners share of net income
 and gain on sale of a rental community. . .           20        7,606
                                               ----------   ----------
AMLI's share of net income from
  partnerships including share of gain
  on sale of a rental community. . . . . . .   $      378        3,863
                                               ==========   ==========

                                                  Three Months Ended
                                                       March 31,
                                               -----------------------
                                                  2005         2004
                                               ----------   ----------
Co-investment partners' share of net
  income before gain on sale of
  a rental community . . . . . . . . . . . .   $       20          528
Co-investment partners' share of
  gain on sale of a rental community . . . .        --           7,078
                                               ----------   ----------
Co-investment partners' share of
  net income . . . . . . . . . . . . . . . .           20        7,606
                                               ----------   ----------

AMLI's share of net income from
  partnerships . . . . . . . . . . . . . . .          378        1,503
AMLI's share of gain on sale of
  a rental community . . . . . . . . . . . .        --           2,360 (1)
                                               ----------   ----------
AMLI's share of net income . . . . . . . . .          378        3,863
                                               ----------   ----------

Partnerships' net income . . . . . . . . . .   $      398       11,469
                                               ==========   ==========

  (1) AMLI's share of gain on sale reported in the consolidated statement of operations for the three months ended March 31, 2004 includes $288 of income previously deferred on AMLI's books and recognized in income upon sale of the community.


      For the three months ended March 31, 2005, total revenues from stabilized communities decreased by $1,077, or 3.4%, compared to the same period a year ago primarily due to two communities (448 apartment units) that became wholly-owned in the fourth quarter of 2004 upon AMLI's acquisition of its co-investment partners' interests. Communities under development or in lease-up in 2005 contributed $1,174 revenue increase over 2004. Revenues from communities under development or in lease-up resulted from increased leases and occupancy from two communities already in lease-up in the first quarter of 2004 and one community which commenced rental operations in the third quarter of 2004. Revenues from communities sold to third parties were generated from one community sold in January 2004 and none was sold in 2005. Refer to the discussion on AMLI's markets and the impact of changes in occupancy, average collected rent per occupied unit and other income in the SAME STORE COMMUNITIES discussion and analysis.

      For the three months ended March 31, 2005, NOI from stabilized communities decreased by $980, or 5.1%, over the prior year resulting from the decrease in revenues and a corresponding decrease in operating expenses as a result of the sale to AMLI of our co-investor partners' entire interests in two communities in the fourth quarter of 2004. The communities under development or in lease-up contributed a $452 increase in NOI.


ACQUISITIONS

      During 2005 and 2004 AMLI acquired nine communities from third parties and in 2004 AMLI acquired interests it did not already own in three rental communities from two partners as follows.

                                                     Purchase
                                                      Price
                                                    Including
                                    Percentage         Debt          Debt
                          Date       Interest        Assumed        Assumed/       Partnership Interest
Community               Acquired     Acquired          (1)          Obtained       Acquired From
---------               --------    ----------      ---------       ---------      --------------------
2005 Acquisitions:
AMLI:
  at Lantana Hills       1/21/05          100%       $ 24,150          --
  at McGinnis Ferry      2/24/05          100%         64,736         21,536
                                                     --------        -------
                                                       88,886         21,536
                                                     --------        -------

2004 Acquisitions:
AMLI:
  on Timberglen           1/5/04           60%          6,263          3,688       Private investor
  at Ibis                4/15/04          100%         24,675          --
  on Eldridge Parkway    4/15/04          100%         48,000         32,709 (2)
  on the Fairways        4/30/04          100%         23,405          --
  at Westcliff           8/18/04          100%         43,500          --
  at Canterfield         9/14/04          100%         55,350          --
  at River Run           9/14/04          100%         31,500          --
  at Kirkland Crossing  10/20/04          100%         39,100          --
  at Wynnewood Farms    11/15/04           75%         16,699          --          The New York Common
                                                                                   Retirement Fund
  at Lake Clearwater    11/15/04           75%         14,700          --          The New York Common
                                                                                   Retirement Fund
                                                     --------        -------
                                                      303,192         36,397
                                                     --------        -------
    Total                                            $392,078         57,933
                                                     ========        =======

      (1)   Represents the price paid for the acquisitions of our partners' interests.

      (2)   The first mortgage loan closed on May 26, 2004 subsequent to the date of acquisition.


COMMUNITIES UNDER DEVELOPMENT OR IN LEASE-UP AND LAND HELD FOR DEVELOPMENT OR SALE

      COMMUNITIES UNDER DEVELOPMENT OR IN LEASE-UP

      During the construction period, interest and real estate taxes incurred, amortization of deferred costs and other costs relating to communities under development are capitalized.  Total estimated completion costs include costs of initial lease-up and certain other costs some of which are expensed for financial reporting purposes.  At
March 31, 2005, AMLI had interests in four communities under development or in lease-up including three owned in partnerships, as follows:
                                                             TOTAL                                       AMLI'S
                                                          CAPITALIZED     TOTAL               AMLI'S    REMAINING
COMMUNITY                                         NUMBER    THROUGH     ESTIMATED             SHARE OF   EQUITY
(AMLI's ownership                                   OF      MARCH 31,   COSTS UPON            REQUIRED   COMMIT-
percentage)                  LOCATION             UNITS       2005      COMPLETION    DEBT    EQUITY      MENT
-----------------            --------             ------  ------------  ----------   -------  --------- ---------

Communities Substantially Completed and in Lease-Up:
 AMLI:
  at Seven Bridges (20%)     Woodridge, IL          520    $ 79,923       83,000      51,000     6,440     --
                                                  -----    --------     --------     -------   -------   -------

Communities under Development:
 AMLI:
  at La Villita (100%)       Las Colinas, TX        360      17,699       25,575       --       25,575     8,038
  Downtown (30%)             Austin, TX             220      45,499       50,920      30,920     6,000     --
  at Museum Gardens
    (25%) (1)                Vernon Hills, IL       294      58,398       61,571      37,000     5,819     --
                                                  -----    --------     --------     -------   -------   -------
                                                    874     121,596      138,066      67,920    37,394     8,038
                                                  -----    --------     --------     -------   -------   -------

        Total                                     1,394    $201,519      221,066     118,920    43,834     8,038
                                                  =====    ========      =======     =======   =======   =======


 (1)  Of this total development costs, approximately $1,300 is anticipated to be funded from net operating income from the community during the lease-up period.


     LAND HELD FOR DEVELOPMENT OR SALE

     AMLI expenses interest carry on land parcels not currently under development.  AMLI evaluates the value of land parcels held for development or sale and recognizes an impairment charge in the amount of the excess of its carrying amount over its fair value if it has determined that the fair value is less than the carrying amount.  At
March 31, 2005, AMLI's land parcels held for future development or sale were as follows:

                                                                                   TOTAL COSTS
                                                                                   CAPITALIZED          CARRYING
                                                                     NUMBER         THROUGH              VALUE
                                                                       OF           MARCH 31,           MARCH 31,
                                        LOCATION                     ACRES            2005                2005
                                        --------                     ------        -----------        ------------
Land held for development:
AMLI at:
 Anderson Mill Phase I (1)              Austin, TX                      20             $ 2,980              2,980
 Barrett Lakes III                      Atlanta, GA                     12               1,286              1,286
 Clear Creek I (1)                      Kansas City, KS                 20               3,322              3,322
 Perimeter Gardens                      Atlanta, GA                      5               5,300              5,300
                                                                       ---             -------             ------
                                                                        57              12,888             12,888
                                                                       ---             -------             ------
Land held for development or sale:
AMLI at:
 Anderson Mill Phase II (1)             Austin, TX                      14               2,042              1,671
 Champions II                           Houston, TX                     14               1,635                994
 Clear Creek II (1)                     Kansas City, KS                  7                 935                935
                                                                       ---             -------             ------
                                                                        35               4,612              3,600
                                                                       ---             -------             ------
Other development costs:
AMLI at:
 Austin Block 22                        Austin, TX                      --               3,115              3,115
                                                                       ---             -------             ------
    Subtotal                                                            92              20,615             19,603
                                                                       ---             -------             ------
Service Companies' land held
  for development or sale               Indiana and Texas
                                                                       161              17,376             15,779
                                                                       ---             -------             ------
    Total                                                              253             $37,991             35,382
                                                                       ===             =======             ======

  (1)  Number of acres is net of unusable acres.



DISPOSITIONS

      AMLI sells communities which no longer meet AMLI's investment objectives.  The proceeds from such sales are typically invested in the acquisition or development of new communities as a way to continually improve the quality of AMLI's portfolio and increase the potential for growth in NOI.  Pursuant to SFAS 144, operating results of wholly-owned communities sold as well as related other income are reported as discontinued operations.  Gains on sales of wholly-owned communities are also reported as discontinued operations.  Dispositions of co-investment communities are not discontinued operations.  Gains on sales of co-investment communities are shown net of disposition fees and promoted interests paid to AMLI by such co-investment partnerships.  The table below summarizes the rental communities sold during 2005 and 2004:

                                                                COSTS                                    AMLI'S
                                   NUMBER    YEAR               BEFORE                                   SHARE
                                     OF    ACQUIRED/    DATE    DEPRE-     SALE      NET                  OF
COMMUNITY           LOCATION        UNITS  DEVELOPED    SOLD    CIATION    PRICE   PROCEEDS    GAIN      GAIN
---------           --------       ------  ---------  --------  --------  -------  --------  --------    ------
WHOLLY-OWNED:

2005 Dispositions:
AMLI:
 at Chase Oaks      Dallas, TX        250     1994     1/12/05  $ 11,443   15,300   15,024      6,988     6,988
 at Bent Tree       Dallas, TX        500    1997/00    2/3/05    33,276   39,215   38,562     11,286    11,286
 at Great Hills     Austin, TX        344     1991      2/3/05    19,267   20,500   20,177      5,864     5,864
                                    -----                       --------  -------  -------    -------    ------
                                    1,094                         63,986   75,015   73,763     24,138    24,138
                                    -----                       --------  -------  -------    -------    ------
2004 Dispositions:
AMLI:
 at Spring Creek    Atlanta, GA     1,180    1985/86
                                              87/89    4/14/04    61,850   80,820   80,272     40,020(1) 40,020
 at Verandah        Arlington, TX     538     2003     5/17/04    23,943   28,300   27,788      5,034     5,034
 at Nantucket       Dallas, TX        312     1988     8/17/04     9,684   13,365   13,152      7,265     7,265
 on Timberglen (2)  Dallas, TX        260     1990     8/17/04     8,518   12,285   12,092      3,818     3,818
 at Towne Creek     Gainsville, GA    150     1989     9/13/04     7,754    7,900    7,743      1,018     1,018
                                    -----                       --------  -------  -------    -------    ------
                                    2,440                        111,749  142,670  141,047     57,155    57,155
                                    -----                       --------  -------  -------    -------    ------
    Total wholly-owned              3,534                        175,735  217,685  214,810     81,293    81,293
                                    -----                       --------  -------  -------    -------    ------




                                                                COSTS                                    AMLI'S
                                   NUMBER    YEAR               BEFORE                                   SHARE
                                     OF    ACQUIRED/    DATE    DEPRE-     SALE      NET                  OF
COMMUNITY           LOCATION        UNITS  DEVELOPED    SOLD    CIATION    PRICE   PROCEEDS    GAIN      GAIN
---------           --------       ------  ---------  --------  --------  -------  --------  --------    ------

CO-INVESTMENTS
(AMLI's ownership
percentage):
2004 Dispositions:
AMLI:
 at Wells Branch
   (25%)            Austin, TX        576     1999     1/21/04    34,343   38,400   37,964      9,438     2,360(3)
                                    -----                       --------  -------  -------    -------    ------

    Total                           4,110                       $210,078  256,085  252,774     90,731    83,653
                                    =====                       ========  =======  =======    =======    ======

  (1)  Includes a $4,723 gain attributable to extinguishment of debt (net of $677 unamortized deferred financing costs written off) and excludes $264 of deferred gain, net of $279 and $53 which have been recognized during the three months ended March 31, 2005 and December 31, 2004, respectively.  The remainder is anticipated to be recognized in the second quarter of 2005 following completion of AMLI's construction obligation with this community.

  (2)  This was a co-investment community which became a wholly-owned community in January 2004.

  (3)  Share of gain from the sale of this community reported in the consolidated statement of operations for the three months ended March 31, 2004 was increased by $288 of income previously deferred on AMLI's books and recognized in income upon sale of the community.



      Reconciliation of AMLI's gains on sales of wholly-owned communities to amounts reported in the consolidated statements of operations for the three months ended March 31, 2005 is as follows:


     Total gains per Dispositions table. . . . .  $   24,138
     Deferred gain recognized during the
       three months ended March 31, 2005 . . . .         279
     Minority interest . . . . . . . . . . . . .      (1,479)
                                                  ----------
     Gains on sales of rental communities,
       net of minority interest. . . . . . . . .  $   22,938
                                                  ==========


      Reconciliation of AMLI's share of gain on sale of a co-investment community to amounts reported in the consolidated statements of operations for the three months ended March 31, 2004 is as follows:

     Total AMLI's share of gain on sale
       of a co-investment community per
       Dispositions table. . . . . . . . . . . .  $    2,360
     Income previously deferred on
       AMLI's books. . . . . . . . . . . . . . .         288
                                                  ----------
        Share of gain on sale of a
          co-investment community. . . . . . . .  $    2,648
                                                  ==========


SAME STORE COMMUNITIES

      The following commentary is based primarily on an analysis of AMLI's same store portfolio since operating results of stabilized communities owned over comparable periods generally provide a better perspective of market conditions affecting AMLI's communities. As of March 31, 2005, there were 11,369 wholly-owned apartment homes categorized as same store and 11,143 co-investment apartment homes classified as same store. Same store is defined as communities owned and having stabilized occupancy as of January 1, 2004. The discussion of same store community results includes an analysis of the effects of occupancy and collected rent per occupied unit to rental income, other income, total revenues, operating expenses and NOI. Other income includes ancillary services revenues and rental-related fees. In addition, a brief commentary relating to supply of new apartment homes and employment data is provided. Economic data are as of February 2005. The discussion covers the first quarter ended March 31, 2005 compared to the first quarter ended March 31, 2004.

TOTAL REVENUES

OCCUPANCY

      The following charts show weighted average physical occupancy calculated based on the average of each day's physical occupancy during the month for all wholly-owned and co-investment same store communities for each of AMLI's markets.

                  DAILY WEIGHTED AVERAGE PHYSICAL OCCUPANCY
                     SAME STORE WHOLLY-OWNED COMMUNITIES

                                                 Quarter Ended
                                       --------------------------------
                             Apart-      2005        2004        2004
                             ment      --------    --------    --------
                             Homes      Mar 31      Dec 31      Mar 31
                             ------    --------    --------    --------
Dallas . . . . . . . . .      3,643       92.4%       93.0%       91.8%
Atlanta. . . . . . . . .      1,104       95.7%       96.1%       94.0%
Austin . . . . . . . . .        960       93.7%       94.2%       91.1%
Houston. . . . . . . . .        334       91.3%       93.7%       94.5%
Indianapolis . . . . . .      2,212       92.8%       92.7%       92.1%
Kansas City. . . . . . .      1,528       90.3%       91.7%       92.5%
Chicago. . . . . . . . .      1,260       93.3%       93.2%       92.4%
Denver . . . . . . . . .        328       90.0%       91.4%       90.8%
                             ------      ------      ------      ------
Total portfolio (1). . .     11,369       92.6%       93.2%       92.2%
                             ======      ======      ======      ======


                  DAILY WEIGHTED AVERAGE PHYSICAL OCCUPANCY
                    SAME STORE CO-INVESTMENT COMMUNITIES

                                                 Quarter Ended
                                       --------------------------------
                             Apart-      2005        2004        2004
                             ment      --------    --------    --------
                             Homes      Mar 31      Dec 31      Mar 31
                             ------    --------    --------    --------
Dallas . . . . . . . . .      2,194       92.5%       92.9%       93.1%
Atlanta. . . . . . . . .      3,178       94.8%       94.8%       93.7%
Austin . . . . . . . . .        917       92.4%       94.1%       91.3%
Houston. . . . . . . . .      1,099       93.9%       95.3%       94.0%
Kansas City. . . . . . .        840       90.4%       92.0%       92.0%
Chicago. . . . . . . . .      1,983       93.9%       94.3%       93.4%
Denver . . . . . . . . .        932       90.2%       93.3%       90.4%
                             ------      ------      ------      ------
Total portfolio (1). . .     11,143       93.2%       94.0%       93.0%
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


TOTAL REVENUES PER OCCUPIED UNIT

      The following charts show weighted average total monthly revenues per occupied apartment home for same store communities for each of AMLI's markets:

                   WEIGHTED AVERAGE TOTAL REVENUES EARNED
                         PER OCCUPIED APARTMENT HOME
                     SAME STORE WHOLLY-OWNED COMMUNITIES

                                                 Quarter Ended
                                       --------------------------------
                             Apart-      2005        2004        2004
                             ment      --------    --------    --------
                             Homes      Mar 31      Dec 31      Mar 31
                             ------    --------    --------    --------
Dallas . . . . . . . . .      3,643      $  809         809         810
Atlanta. . . . . . . . .      1,104         812         804         807
Austin . . . . . . . . .        960         774         778         782
Houston. . . . . . . . .        334         950         957         995
Indianapolis . . . . . .      2,212         775         780         778
Kansas City. . . . . . .      1,528         780         780         778
Chicago. . . . . . . . .      1,260       1,032       1,032       1,040
Denver . . . . . . . . .        328         843         848         861
                             ------      ------      ------      ------
Total portfolio (1). . .     11,369      $  826         826         829
                             ======      ======      ======      ======


                   WEIGHTED AVERAGE TOTAL REVENUES EARNED
                         PER OCCUPIED APARTMENT HOME
                    SAME STORE CO-INVESTMENT COMMUNITIES

                                                 Quarter Ended
                                       --------------------------------
                             Apart-      2005        2004        2004
                             ment      --------    --------    --------
                             Homes      Mar 31      Dec 31      Mar 31
                             ------    --------    --------    --------
Dallas . . . . . . . . .      2,194      $  889         892         895
Atlanta. . . . . . . . .      3,178         900         902         893
Austin . . . . . . . . .        917         803         805         815
Houston. . . . . . . . .      1,099         984         995         987
Kansas City. . . . . . .        840         858         861         859
Chicago. . . . . . . . .      1,983       1,058       1,064       1,069
Denver . . . . . . . . .        932         968         967         982
                             ------      ------      ------      ------
Total portfolio (1). . .     11,143      $  929         932         933
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


REVENUES, EXPENSES AND NOI

      The following charts show total revenues, total expenses and total NOI for same store wholly-owned communities for each of AMLI's markets:

      TOTAL REVENUES

                                                 Quarter Ended
                                       --------------------------------
                             Apart-      2005        2004        2004
                             ment      --------    --------    --------
                             Homes      Mar 31      Dec 31      Mar 31
                             ------    --------    --------    --------
Dallas . . . . . . . . .      3,643     $ 8,187       8,232       8,132
Atlanta. . . . . . . . .      1,104       2,575       2,559       2,511
Austin . . . . . . . . .        960       2,087       2,111       2,051
Houston. . . . . . . . .        334         869         899         942
Indianapolis . . . . . .      2,212       4,768       4,799       4,734
Kansas City. . . . . . .      1,528       3,230       3,276       3,300
Chicago. . . . . . . . .      1,260       3,638       3,635       3,634
Denver . . . . . . . . .        328         747         762         769
                             ------     -------      ------      ------
Total portfolio. . . . .     11,369     $26,101      26,273      26,073
                             ======     =======      ======      ======


      TOTAL EXPENSES

                                                 Quarter Ended
                                       --------------------------------
                             Apart-      2005        2004        2004
                             ment      --------    --------    --------
                             Homes      Mar 31      Dec 31      Mar 31
                             ------    --------    --------    --------
Dallas . . . . . . . . .      3,643     $ 3,925       3,919       3,481
Atlanta. . . . . . . . .      1,104       1,055       1,052         931
Austin . . . . . . . . .        960       1,021         956         932
Houston. . . . . . . . .        334         370         379         411
Indianapolis . . . . . .      2,212       1,968       1,793       1,958
Kansas City. . . . . . .      1,528       1,131       1,265       1,159
Chicago. . . . . . . . .      1,260       1,528       1,523       1,542
Denver . . . . . . . . .        328         275         315         228
                             ------     -------      ------      ------
Total portfolio. . . . .     11,369     $11,273      11,202      10,642
                             ======     =======      ======      ======

      TOTAL NOI

                                                 Quarter Ended
                                       --------------------------------
                             Apart-      2005        2004        2004
                             ment      --------    --------    --------
                             Homes      Mar 31      Dec 31      Mar 31
                             ------    --------    --------    --------
Dallas . . . . . . . . .      3,643     $ 4,262       4,313       4,651
Atlanta. . . . . . . . .      1,104       1,520       1,507       1,580
Austin . . . . . . . . .        960       1,066       1,155       1,119
Houston. . . . . . . . .        334         499         520         531
Indianapolis . . . . . .      2,212       2,800       3,006       2,776
Kansas City. . . . . . .      1,528       2,099       2,011       2,141
Chicago. . . . . . . . .      1,260       2,110       2,112       2,092
Denver . . . . . . . . .        328         472         447         541
                             ------     -------      ------      ------
Total portfolio. . . . .     11,369     $14,828      15,071      15,431
                             ======     =======      ======      ======


      The following charts show total revenues, total expenses and total NOI for same store co-investment communities for each of AMLI's markets:

                                                 Quarter Ended
                                       --------------------------------
                             Apart-      2005        2004        2004
                             ment      --------    --------    --------
                             Homes      Mar 31      Dec 31      Mar 31
                             ------    --------    --------    --------
Dallas . . . . . . . . .      2,194     $ 5,415       5,455       5,485
Atlanta. . . . . . . . .      3,178       8,140       8,146       7,984
Austin . . . . . . . . .        917       2,040       2,085       2,047
Houston. . . . . . . . .      1,099       3,051       3,132       3,063
Kansas City. . . . . . .        840       1,956       1,995       1,990
Chicago. . . . . . . . .      1,983       5,910       5,970       5,937
Denver . . . . . . . . .        932       2,443       2,522       2,483
                             ------     -------      ------      ------
Total portfolio. . . . .     11,143     $28,955      29,305      28,989
                             ======     =======      ======      ======


      TOTAL EXPENSES

                                                 Quarter Ended
                                       --------------------------------
                             Apart-      2005        2004        2004
                             ment      --------    --------    --------
                             Homes      Mar 31      Dec 31      Mar 31
                             ------    --------    --------    --------
Dallas . . . . . . . . .      2,194     $ 2,305       2,327       2,186
Atlanta. . . . . . . . .      3,178       3,031       2,964       3,077
Austin . . . . . . . . .        917       1,147         911         947
Houston. . . . . . . . .      1,099       1,356       1,268       1,318
Kansas City. . . . . . .        840         684         739         665
Chicago. . . . . . . . .      1,983       2,332       2,274       2,339
Denver . . . . . . . . .        932         752         825         782
                             ------     -------      ------      ------
Total portfolio. . . . .     11,143     $11,607      11,308      11,314
                             ======     =======      ======      ======

      TOTAL NOI

                                                 Quarter Ended
                                       --------------------------------
                             Apart-      2005        2004        2004
                             ment      --------    --------    --------
                             Homes      Mar 31      Dec 31      Mar 31
                             ------    --------    --------    --------
Dallas . . . . . . . . .      2,194     $ 3,110       3,128       3,299
Atlanta. . . . . . . . .      3,178       5,109       5,182       4,907
Austin . . . . . . . . .        917         893       1,174       1,100
Houston. . . . . . . . .      1,099       1,695       1,864       1,745
Kansas City. . . . . . .        840       1,272       1,256       1,325
Chicago. . . . . . . . .      1,983       3,578       3,696       3,598
Denver . . . . . . . . .        932       1,691       1,697       1,701
                             ------     -------      ------      ------
Total portfolio. . . . .     11,143     $17,348      17,997      17,675
                             ======     =======      ======      ======


AMLI'S MARKETS

      The following provides commentary about each of AMLI's markets. Information related to same store communities, including wholly-owned and co-investment communities at 100%, for the first quarter of 2005 is compared to the same period in 2004 (year-over-year) and the fourth quarter of 2004 (sequential). Note that occupancy changes are disclosed in absolute terms.

      ALL COMMUNITIES - for the first quarter of 2005 compared to the first quarter of 2004, same community total revenue was flat, while expenses grew 4.0%, producing a NOI decrease of 2.6%. The flat total revenues resulted from a 0.4% increase in rental income and a 5.4% decrease in other income. The increase in rental income was due to a 0.3% increase in occupancy to 92.9% as collected rents were unchanged. Overall, collected rent per occupied unit was down in three of AMLI's eight markets, whereas occupancies were up in five of eight markets. The decrease in other income was primarily attributable to decreases in cable and telephone revenues and leasing-related fees. Much of the increase in operating expenses reflects the fact that expense in last year's first quarter was less than normal, due to timing of some major repairs and maintenance projects.
Sequentially, comparing the current quarter to the fourth quarter of 2004, total revenue was down 0.9%, and expenses increased 1.4%, resulting in NOI decrease of 2.5%. The change in total revenues was caused by a 0.6% decrease in rental income and a 4.9% decrease in other income, reflecting a typical seasonal occurrence. Overall employment in all of AMLI's markets increased during the twelve months ended February, 2005.

      DALLAS/FT. WORTH same community total revenues, operating expenses and NOI for the first quarter decreased 0.1%, increased 10.5%, and decreased 7.6%, respectively, compared to the same period in 2004. The decrease in total revenues was due to other income decreasing by 6.5% on a year-over-year basis due to lower telephone revenues, and lower collections in several fee categories. The increase in operating expenses is attributable to the timing of repairs and maintenance noted above. On a sequential basis compared to the prior quarter, total revenues decreased 0.6% due to decreases in occupancy and other income of 0.5% and 2.9%, respectively. However, operating expenses decreased 0.2% resulting in a sequential decrease in NOI of 0.9%. Job growth has improved significantly in the region as the D/FW metroplex added 50,000 jobs in the trailing 12 months ended February 2005. On the other hand, permit activity has increased over the past year as 9,734 permits were issued, representing 1.8% of existing stock, up from 7,925 from the previous period for the year ended February 2005.

      ATLANTA same community total revenues and NOI increased 2.1% and 2.2%, respectively, compared to the same quarter a year ago. Expenses increased by 1.9% for the same period. The positive performance in total revenues was the result of a 2.4% increase in rental income, and a 1.5% decrease in other income. The rise in rental income is the result of increases in collected rent per occupied unit and occupancy of 1.0% and 1.3%, respectively. Sequentially, comparing the current quarter to the fourth quarter of 2004, total revenues and expenses increased 0.1% and 1.7%, respectively, leading to a decrease in NOI of 0.9%. The increase in total revenues was the result of growth in rental income of 0.3%, offset in part by a 2.5% decrease in other income. The increase in rental income was due to a 0.3% increase in collected rent per occupied unit while occupancy was unchanged at 95.1%. The challenge in Atlanta remains absorption of new supply, with 15,956 units permitted for the year ended February 2005, which represents a 37% increase from the same period of a year ago, and a 4.1% increase to the existing apartment stock. An improving employment outlook provides optimism that demand will be able to keep up with the new supply. For the year ended February 2005 employment posted a gain of 21,400 jobs, or a modest 1.0% growth rate, compared to net job loss over the past three years.

      AUSTIN same community total revenues, operating expenses and NOI for the first quarter of 2005 increased 0.7%, increased 15.4%, and decreased 11.7%, respectively, compared to the same period in 2004. The increase in total revenues was the result of a 1.8% increase in occupancy. Collected rents per occupied unit decreased by 0.7% over the same period last year. The increase in operating expenses is primarily due to timing variances in repairs and maintenance in 2004. On a sequential basis, comparing the current quarter to the fourth quarter of 2004, total revenues decreased by 1.6% due to decreases in rental income, other income, and occupancy of 1.4%, 4.8%, and 1.1%, respectively. Operating expenses increased by 16.1%, again primarily due to the timing of repairs and maintenance projects, resulting in a decrease in NOI of 15.8% from last quarter. Supply and demand fundamentals continue to improve in the region as job growth continues to gain momentum. Approximately 18,700 jobs were added in the previous 12 months ended February 2005, up from a 6,800 job gain during the same period a year ago. Permit activity remains relatively stable as 2,462 permits (1.6% of existing stock) were issued for the same period.

      HOUSTON same community total revenues, operating expenses and NOI decreased 2.1%, 0.2%, and 3.6%, respectively, compared to the same period in 2004. Rental income for the first quarter of 2005 decreased 1.5% due to a decrease in occupancy and collected rent per occupied unit of 0.8% and 0.6%, respectively. On a sequential basis, total revenues decreased 2.7% from the current quarter compared to the previous quarter, due primarily to decreases in occupancy and other income of 1.6% and 13.3%, respectively. Operating expenses increased 4.8% primarily due to an increase of real estate taxes over last quarter. Houston continues to be faced with challenging supply fundamentals as permit activity remains high with 11,355 permits (2.4% of existing stock) issued for the year ended February 2005. On the demand side, Houston is beginning to show signs of a solid rebound as the economy improves. The market registered an increase of approximately 22,400 jobs for the twelve months ended February 2005.

      INDIANAPOLIS same community total revenues increased 1.1%, expenses decreased 1.8%, and NOI increased 3.1% for the first quarter 2005 versus the same period of a year ago. Rental income on a year-over-year basis was up 1.7%, as occupancy and collected rent per occupied unit gained 1.1% and 0.1%, respectively, compared to the same period in 2004. Other income experienced a decrease of 7.6% due to lower cable revenues. During the first quarter, traffic and rental activity decreased 8.0% and 23.2%, respectively, versus the same period of last year. Sequentially, total revenues decreased 0.5%, expenses increased 8.1%, and NOI decreased 5.7% from the fourth quarter 2004. The revenue decline was due to a decrease in other income of 8.9% partially offset by a 0.1% increase in rental income and 0.1% increase in both occupancy and collected rent per occupied unit. Demand fundamentals in Indianapolis appear to be gaining strength as strong job growth has returned to the metro. The BLS reported job gains of 24,400 for the year ended February 2005, a 2.9% growth rate. On the supply side 2,437 multifamily permits have been authorized over the past year, which is an 18% increase from the same period of a year ago, and represents a 2.0% increase to the existing apartment stock.

      KANSAS CITY same community total revenues and NOI decreased 1.9% and 2.4%, respectively, for the first quarter of 2005 compared to the first quarter of 2004. Expenses in the current quarter compared to last year decreased 1.0%. Rental income for the first quarter decreased 2.0% versus the same period of a year ago due to a decline in occupancy of 2.0% to 90.4%. Collected rent per occupied unit grew slightly by 0.1%. Other income decreased by 0.9% for the period. On a sequential basis, comparing the current quarter to the last quarter of 2004, total revenues decreased 1.5%, but operating expenses also decreased by 10.3%, leading to a NOI increase of 3.9%. Rental income decreased 1.8%, resulting from a 1.5% drop in occupancy during the quarter, while collected rent per occupied unit decreased by 0.2%. Other income increased by 2.4% from last quarter. Supply/demand fundamentals in Kansas are continuing to strengthen, as there have been positive trends in both job growth and multifamily permits. For the year ended February 2005 the Kansas City metro area gained 20,000 jobs, a positive 2.1% growth rate, and a marked improvement on the 3,200 jobs lost for the same period of a year ago. In addition, multifamily permits have trended down over the past year. For the year ended February 2005 authorized permits totaled 1,175 units, a 29% decrease over the same period of a year ago, and represents a 0.9% increase to the existing apartment stock.

      CHICAGO same community quarterly NOI for the first quarter of 2005 compared to a year ago was flat on a decrease in total revenues of 0.2% and a 0.5% decrease in operating expenses. The revenue decrease was the result of a 12.1% decrease in other income, primarily due to lower cable revenues net of a 0.7% increase in rental income. The increase in rental income was driven by a 0.7% increase in occupancy to 93.7%, while collected rent per occupied unit remained unchanged. Sequentially, comparing the current quarter to the last quarter of 2004, total revenues were down 0.6%, operating expenses increased 1.7% and NOI decreased 2.1%. Rental income was up 0.3%, while other income was down 12.3%. The change in rental income was due to a 0.2% decrease in occupancy and a 0.5% increase in collected rent per occupied unit. The employment picture continues to improve in Chicago as the metro added 24,600 jobs for the year ended February 2005, which represents a 0.7% growth rate. On the supply side, the Chicago metro issued permits for 9,131 new multifamily units, representing 1.4% of existing apartment stock, for the year ended February
2005, a 16% decrease from the same period of a year ago.   It should again
be noted that in Chicago a significant portion of permits issued are for 'for-sale' housing and will not directly compete with 'for-rent' product. Our market research shows approximately 1,700 institutional grade apartment units currently under construction in the Chicago metropolitan area, a very small number of new units for a market the size of Chicago.

      DENVER same community total revenues decreased by 1.9%, expenses increased by 1.7%, and NOI fell by 3.6% for the current quarter, compared to first quarter 2004. Rental income on a year-over-year basis fell 2.6%. Collected rent per occupied unit was down 2.3%, and occupancy fell to 90.2%, down 0.4% on a year-over-year basis. Other income limited the decline in total revenues by growing 5.2% for the quarter on higher fee collection. On a sequential basis, total revenues and expenses decreased, and NOI increased 2.9%, 9.9%, and 0.8%, respectively, from the fourth quarter 2004. The expense decrease versus the prior quarter was primarily due to lower real estate tax expense. Rental income decreased 3.2% from the fourth quarter, as collected rent per occupied unit and occupancy fell by 0.4% and 2.6%, respectively. Other income increased by 0.2% over last quarter. The Denver metro is beginning to see strengthening supply/demand fundamentals as job growth has turned positive and the authorization of multifamily permits has slowed dramatically. For the year ended February 2005, the metro area experienced a gain of 29,700 jobs, a positive 2.6% growth rate, which is in sharp contrast to the 10,000 jobs lost during the same period of one year ago. Additional positive news in Denver has been the decline in multifamily permitting over the past thirty-six months.



OTHER COMMUNITY REVENUES

      Other community revenues include non-rental income items such as revenues from parking garages and carports, laundry facilities, washer/dryer rentals, phone and cable fees, vending, application fees, late fees, termination fees, month-to-month fees, pet charges and other such items.


TOTAL RENTAL COSTS PER SAME STORE APARTMENT HOME

     The following shows detail of rental expenses and total capital expenditures (excluding acquisition capital expenditures) for AMLI's same store wholly-owned communities for the three months ended March 31, 2005 and 2004. Due to seasonal effects actual expenses for the full year ended December 31, 2005 and 2004 may be different than the annualized per unit amounts shown below.

                                         Wholly-owned Communities
                                -----------------------------------------
                                       2005                   2004
                                -------------------   -------------------
                                          Per Unit              Per Unit
                                 Total  (annualized)   Total  (annualized)
                               -------  -----------   ------- -----------
SAME STORE COMMUNITY
RENTAL EXPENSES
 Personnel . . . . . . . . . . $ 2,844        1,001     2,675         941
 Advertising and promotion . .     514          181       460         162
 Utilities . . . . . . . . . .     755          266       792         279
 Building repairs and
  maintenance. . . . . . . . .   1,112          391       801         282
 Contract services . . . . . .     333          117       304         107
 Landscaping and grounds
  maintenance. . . . . . . . .     353          124       324         114
 Real estate taxes . . . . . .   3,766        1,325     3,713       1,306
 Insurance . . . . . . . . . .     439          154       550         193
 Property management fees. . .     804          283       803         283
 Other rental expenses . . . .     353          124       220          77
                               -------     --------   -------     -------
    Total. . . . . . . . . . . $11,273        3,966    10,642       3,744
                               =======     ========   =======     =======
Operating capital
  expenditures . . . . . . . . $   798          281       686         241
                               =======     ========  ========    ========
Number of same store
  apartment homes. . . . . . .  11,369
                               =======
Number of same store
  communities. . . . . . . . .      30
                               =======


      The following provides additional detail for certain of the above expenditures for the three months ended March 31, 2005 and 2004.

                                         Wholly-owned Communities
                                -----------------------------------------
                                       2005                   2004
                                -------------------   -------------------
                                          Per Unit              Per Unit
                                 Total  (annualized)   Total  (annualized)
                               -------  -----------   ------- -----------
SAME STORE BUILDING REPAIRS
AND MAINTENANCE
 Painting. . . . . . . . . . . $   319          112       230          81
 Carpet, vinyl, wallpaper
   and mini-blinds . . . . . .     173           61       165          58
 Carpentry, glass and
   hardware. . . . . . . . . .      80           28        69          24
 HVAC, plumbing and
   electrical. . . . . . . . .     120           42       128          45
 Parking lots and amenity
   areas . . . . . . . . . . .     196           69        38          14
 Other repairs and
   maintenance . . . . . . . .     224           79       171          60
                               -------     --------  --------    --------
   Total . . . . . . . . . . . $ 1,112          391       801         282
                               =======     ========  ========    ========

      The following shows detail of rental expenses and total capital expenditures (excluding acquisition capital expenditures) for AMLI's same store co-investment communities, at 100%, for the three months ended March 31, 2005 and 2004. Due to seasonal effects actual expenses for the full year ended December 31, 2005 and 2004 may be different than the annualized per unit amounts shown below.

                                        Co-investment Communities
                                -----------------------------------------
                                       2005                   2004
                                -------------------   -------------------
                                          Per Unit              Per Unit
                                 Total  (annualized)   Total  (annualized)
                               -------  -----------   ------- -----------
SAME STORE COMMUNITY
RENTAL EXPENSES
 Personnel . . . . . . . . . . $ 2,794        1,003     2,749         987
 Advertising and promotion . .     484          174       480         172
 Utilities . . . . . . . . . .     752          270       711         255
 Building repairs and
  maintenance. . . . . . . . .   1,081          388       701         251
 Contract services . . . . . .     431          155       372         133
 Landscaping and grounds
  maintenance. . . . . . . . .     467          168       450         162
 Real estate taxes . . . . . .   3,635        1,305     3,853       1,383
 Insurance . . . . . . . . . .     415          149       529         190
 Property management fees. . .   1,171          420     1,188         427
 Other rental expenses . . . .     377          135       281         101
                               -------     --------   -------     -------
    Total. . . . . . . . . . . $11,607        4,167    11,314       4,061
                               =======     ========   =======     =======

Operating capital
  expenditures . . . . . . . . $   703          252       470         169
                               =======     ========  ========    ========
Number of same store
  apartment homes. . . . . . .  11,143
                               =======
Number of same store
  communities. . . . . . . . .      29
                               =======


      The following provides additional detail for certain of the above expenditures for the three months ended March 31, 2005 and 2004.

                                        Co-investment Communities
                                -----------------------------------------
                                       2005                   2004
                                -------------------   -------------------
                                          Per Unit              Per Unit
                                 Total  (annualized)   Total  (annualized)
                               -------  -----------   ------- -----------
SAME STORE BUILDING REPAIRS
AND MAINTENANCE
 Painting. . . . . . . . . . . $   452          162       238          85
 Carpet, vinyl, wallpaper
   and mini-blinds . . . . . .     162           58       138          50
 Carpentry, glass and
   hardware. . . . . . . . . .      65           24        36          13
 HVAC, plumbing and
   electrical. . . . . . . . .      99           36        72          26
 Parking lots and amenity
   areas . . . . . . . . . . .     101           36        49          17
 Other repairs and
   maintenance . . . . . . . .     202           72       168          60
                               -------     --------  --------    --------
   Total . . . . . . . . . . . $ 1,081          388       701         251
                               =======     ========  ========    ========

SAME STORE OPERATING CAPITAL EXPENDITURES

      In general, AMLI expenses any expenditure less than $2.5. The following summarizes capital expenditures incurred in connection with AMLI's portfolio of same store communities (excluding communities acquired/contributed to partnerships), for the three months ended March 31, 2005 and 2004. Due to seasonal effects actual capital expenditures for the full year ended December 31, 2005 and 2004 may be different than the annualized per unit amounts shown below.

                                         Wholly-Owned Communities
                                -----------------------------------------
                                       2005                   2004
                                -------------------   -------------------
                                          Per Unit              Per Unit
                                 Total  (annualized)   Total  (annualized)
                               -------  -----------   ------- -----------
SAME STORE CAPITAL
EXPENDITURES
 Carpet. . . . . . . . . . . . $   404          142       380         134
 Land and building
  improvements . . . . . . . .     161           57       132          46
 Other . . . . . . . . . . . .     233           82       174          61
                               -------     --------  --------     -------
    Total. . . . . . . . . . . $   798          281       686         241
                               =======     ========  ========     =======


                                     Co-investment Communities at 100%
                                -----------------------------------------
                                       2005                   2004
                                -------------------   -------------------
                                          Per Unit              Per Unit
                                 Total  (annualized)   Total  (annualized)
                               -------  -----------   ------- -----------
SAME STORE CAPITAL
EXPENDITURES
 Carpet. . . . . . . . . . . . $   367          132       332         119
 Land and building
  improvements . . . . . . . .     151           54        67          24
 Other . . . . . . . . . . . .     185           66        71          26
                               -------     --------  --------     -------
    Total. . . . . . . . . . . $   703          252       470         169
                               =======     ========  ========     =======


OTHER CAPITAL EXPENDITURES

      In addition to costs incurred to develop or acquire communities, AMLI has made capital expenditures for all wholly-owned communities (including non-same store communities) and information technology as follows:

                                                 Three Months Ended
                                                      March 31,
                                                --------------------
                                                  2005        2004
                                                --------    --------
Operating capital expenditures . . . . . . .    $    971         904
Information technology costs . . . . . . . .         273         305
                                                --------    --------
                                                $  1,244       1,209
                                                ========    ========

COMPARATIVE CONDENSED RESULTS OF OPERATIONS

      The following table shows comparative condensed results of operations for the three months ended March 31, 2005 and 2004.

                                                    2005          2004
                                                  --------       -------

Rental and other income. . . . . . . . . . . .    $ 37,467        27,640
Service Companies. . . . . . . . . . . . . . .       5,369        13,580
Fee income . . . . . . . . . . . . . . . . . .         260           433
                                                  --------      --------
                                                    43,096        41,653
                                                  --------      --------
Expenses:
  Community rental . . . . . . . . . . . . . .      16,366        11,312
  Service Companies. . . . . . . . . . . . . .       6,156        14,024
  Depreciation . . . . . . . . . . . . . . . .      11,304         7,928
  General and administrative . . . . . . . . .       1,961         2,196
                                                  --------      --------
                                                    35,787        35,460
                                                  --------      --------
Other income (expenses):
  Income from partnerships . . . . . . . . . .         378         1,503
  Share of gain on sale of a
    partnership community. . . . . . . . . . .       --            2,648
  Other income . . . . . . . . . . . . . . . .         201           479
  Interest expense and amortization
    of deferred costs. . . . . . . . . . . . .      (8,910)       (6,904)
                                                  --------      --------
                                                    (8,331)       (2,274)
                                                  --------      --------
Income (loss) from continuing operations
  before minority interest . . . . . . . . . .      (1,022)        3,919
Minority interest. . . . . . . . . . . . . . .        (179)          144
                                                  --------       -------
Income (loss) from continuing operations . . .        (843)        3,775
                                                  --------       -------
Income from discontinued operations,
  net of minority interest . . . . . . . . . .         316         2,944
Gains on sales of rental communities,
  net of minority interest . . . . . . . . . .      22,938         --
                                                  --------       -------
Income from discontinued operations,
  net of minority interest . . . . . . . . . .      23,254         2,944
                                                  --------       -------
Net income . . . . . . . . . . . . . . . . . .    $ 22,411         6,719
                                                  ========       =======

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2005 TO THREE MONTHS ENDED MARCH 31, 2004.

      Income from continuing operations before minority interest decreased to a loss of $1,022 for the three months ended March 31, 2005 from an income of $3,919 for the three months ended March 31, 2004. This decrease is primarily due to a $3,376 increase in depreciation and a $2,006 increase in interest and amortization expense. Community rental revenues including rental-related other income increased by $9,827, or 35.6%, and community rental expenses increased by $5,054, or 44.7%, during the first quarter of 2005 compared to 2004. These increases resulted in $4,773, or 29.2%, increase in income primarily from operations of seven communities acquired after the first quarter of 2004 (and therefore generated one full quarter of operating income in 2005) and two communities acquired during the first quarter of 2005. In addition, AMLI's acquisition of the 75% interest it did not already own in two communities contributed to the increase in operating income. These acquisitions and the allocation of a portion of the acquisition costs to the existing leases for the communities acquired, which is depreciated over a relatively short period of time, resulted in higher depreciation. Interest expense increased as a result of additional borrowings from the primary line of credit and an additional mortgage loan assumed upon acquisition of a community during the first quarter of 2005 and two mortgage loans that closed during the second and third quarters of 2004.

      Revenues of the Service Companies, which consist primarily of construction revenues, property management fees and ancillary services income, were $8,211, or 60.5%, lower in the first quarter of 2005 compared to the same period in 2004. The decrease was due to a significant reduction in construction activity for the co-investment partnerships.

      Fee income was $173, or 40.0%, lower in the first quarter of 2005 compared to last year due to reduced co-investment development activities. Asset management fees were flat.

      AMLI's share of income from partnerships decreased by $1,125, or 74.9%, primarily from approximately $455 of start-up losses due to slower leasing of three development communities that were in lease-up, two of which commenced rental operations in late 2004. In addition, AMLI's share of income resulting from cash distributions in excess of its ownership interests were $390 lower than in 2004. Furthermore, AMLI's acquisition of its co-investment partners' interests in communities during the fourth quarter of 2004 resulted in lower income from partnerships. AMLI's share of gain on sale of a partnership community was from the sale of one co-investment community in January 2004, and there was no community sold during the first quarter of 2005.

      Interest expense including amortization of financing costs, net of amounts capitalized for communities under development, increased to $8,910 from $6,904, or 29.1%. The increase was primarily due to increased borrowings at higher floating rates to fund acquisition and development activities, as LIBOR has risen, and a mortgage loan assumed upon acquisition of AMLI at McGinnis Ferry in February 2005 and two new mortgage loans secured by two communities that closed in May and July 2004.

      General and administrative expenses decreased by $235, or 10.7%, primarily as a result of 2004 compensation paid to employees who left AMLI in 2004, which expense did not recur in 2005.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2005, AMLI had $4,124 in cash and cash equivalents, $98,000 in availability under its $240,000 primary unsecured line of credit. The unsecured secondary line of credit of $16,000 is used primarily for stand-by letters of credit that have $15,684 outstanding at March 31, 2005. Borrowings under the primary and secondary lines of credit bear interest at a rate of LIBOR plus 1.00% and LIBOR plus 1.20%, respectively. AMLI has fixed the base rate on up to $45,000 of borrowings on its primary line of credit at an average rate of 4.47% under interest rate swap contracts expiring in April 2009, and has paid $927 to limit the base rate of an additional $15,000 of borrowings to 4.0%, all of which commenced in April 2004. Additionally, AMLI has fixed the base rate on $100,000 of borrowings on its $110,000 four-year term loan at an average rate of 4.99% under interest rate swap contracts that will commence in July 2005. At March 31, 2005, 24 of AMLI's 44 wholly-owned stabilized communities are unencumbered.

      Summary information on AMLI's cash flows is as follows:

                                                     Three Months Ended
                                                          March 31,
                                                    --------------------
                                                      2005        2004
                                                    --------    --------
Net cash provided by operating activities. . . .    $  8,638       9,111
Net cash (used in) provided by
  investing activities . . . . . . . . . . . . .      (4,942)     25,246
Net cash used in financing activities. . . . . .      (4,690)    (33,333)

      Net cash provided by operating activities (including operating cash flows from communities sold) decreased slightly in 2005 compared to 2004. The communities acquired after the first quarter of 2004 and in the first quarter of 2005 increased operating cash flows, which was largely reduced by lower cash flows from communities sold during the same period. Interest expense increased due to a loan assumed by AMLI in connection with the acquisition of a rental community in February 2005 and new loans closed in 2004. Lower cash distributions received from partnerships as a result of lower cash flows from co-investment communities' operations due to fewer communities and lower cash flows from the Service Companies further reduced cash flows from operations.

      The change to net cash used by investing activities in 2005 from net cash provided by investing activities in 2004 was primarily due to the acquisition of two rental communities from third parties and higher expenditures for development and capital expenditures for property improvements. These uses of funds were partially offset by cash proceeds from sales of three rental communities and a land parcel, and lower investments in partnerships. In 2004, collection of a note receivable in connection with the sale of two wholly-owned communities plus cash distributions from proceeds of the sale of a partnership community were used to pay down AMLI's primary line of credit.

      Net cash used in financing activities was lower in 2005 compared to 2004. The change resulted from AMLI's lower repayments of the unsecured primary line of credit offset by higher dividends paid during the first quarter of 2005. In February 2005 the loan assumed by AMLI in connection with the acquisition of a rental community provided funds to repay a portion of the line of credit.


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

      AMLI believes it qualifies as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to Federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. In 2004, AMLI distributed more than 100% of its taxable income. AMLI's current dividend payment level equals an annual rate of $1.92 per common share. AMLI anticipates that all dividends paid in 2005 will be fully taxable, and it will distribute at least 100% of the taxable income.

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

      FFO for the three months ended March 31, 2005 and 2004 is summarized as follows:

                                                          March 31,
                                                 ------------------------
                                                    2005          2004
                                                 ----------    ----------
      Net income . . . . . . . . . . . . . . . . $   22,411         6,719
      Income from discontinued operations,
        net of minority interest . . . . . . . .       (316)       (2,944)
      Gains on sales of rental communities
        sold, net of minority interest . . . . .    (22,938)        --
      Minority interest. . . . . . . . . . . . .       (179)          144
                                                 ----------    ----------
      Income (loss) from continuing operations
        before minority interest . . . . . . . .     (1,022)        3,919
      Income from discontinued operations
        before minority interest . . . . . . . .        336         3,176
      Depreciation (1) . . . . . . . . . . . . .     11,304         8,641
      Share of partnerships' depreciation. . . .      2,660         2,590
      Share of gain on sale of a partnership
        community. . . . . . . . . . . . . . . .      --           (2,648)
                                                 ----------    ----------
      FFO. . . . . . . . . . . . . . . . . . . . $   13,278        15,678
                                                 ==========    ==========
     Weighted average shares and units
       including dilutive shares . . . . . . . . 31,201,655    27,918,813
                                                 ==========    ==========

     (1) Includes discontinued operations of $0 and $713 for the three months ended March 31, 2005 and 2004, respectively.

      Reconciliation of the weighted average number of shares used in the computation of diluted EPS with the weighted average number of shares and OP units used in the computation of FFO per share is as follows:

                                                         March 31,
                                                 -------------------------
                                                    2005           2004
                                                 ----------     ----------
      Weighted average common shares for
       EPS calculation:
        Weighted average common shares -
          basic. . . . . . . . . . . . . . . .   25,425,391     21,986,227
        Dilutive options and other plan
          shares . . . . . . . . . . . . . . .      291,144(1)     305,470
                                                 ----------     ----------
        Weighted average common shares -
          dilutive . . . . . . . . . . . . . .   25,716,535     22,291,697

      Weighted average preferred shares. . . .    3,845,721      3,892,974
      Weighted average OP units. . . . . . . .    1,639,399      1,734,142
                                                 ----------     ----------
      Weighted average shares and OP units
        used in FFO calculaitons . . . . . . .   31,201,655     27,918,813
                                                 ==========     ==========

      (1) For the three months ended March 31, 2005 diluted shares were excluded from the denominator in calculating diluted earnings per share for income from continuing and discontinued operations in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share."

      AMLI expects to meet certain long-term liquidity requirements such as scheduled debt maturities and repayment of loans for construction, development and acquisition activities through the issuance of long-term secured and unsecured debt and additional equity securities of AMLI or OP Units or through sales of assets. As of March 31, 2005, AMLI had $204,090 that it may issue as common shares or preferred shares in the future under its shelf registration statement filed late in 2003.


AMLI INDEBTEDNESS

      AMLI seeks to maintain a relatively modest amount of leverage and measures its leverage and coverage ratios for the Company. At March 31, 2005, AMLI had $688,235 of debt outstanding. Debt to total market capitalization was 44.6%.


OFF BALANCE SHEET ARRANGEMENTS

      A co-investment community may be owned free of debt or subject to indebtedness, depending upon the capital structure mutually agreed to by AMLI and its partner. Other than short-term construction financing loans from AMLI, all partnerships' debt will generally be non-recourse, long-term, fixed-rate mortgage loans.


      At March 31, 2005 the debt of AMLI and co-investment partnerships at 100% is as follows:

AMLI:
----
                                                 Weighted
                                      Percent    Average    Years to
                                        of       Interest   Maturity
Type of Indebtedness       Balance     Total     Rate (1)     (2)      Secured   Unsecured    Fixed     Variable
--------------------       --------   --------   --------   --------   --------  ---------   --------   --------
Conventional
  mortgages. . . . . . .   $421,135      61.2%       6.2%        4.6    421,135      --       421,135      --
Credit facilities. . . .    252,000      36.6%       4.1%        2.3      --       252,000    160,000     92,000
Tax-exempt debt. . . . .      9,500       1.4%       3.4%        0.7      --         9,500      --         9,500
Other. . . . . . . . . .      5,600       0.8%       2.9%       --        --         5,600      --         5,600
                           --------   --------   --------   --------   --------   --------   --------   --------
    Total. . . . . . . .   $688,235     100.0%       5.3%        3.6    421,135    267,100    581,135    107,100
                           ========   ========   ========   ========   ========   ========   ========   ========
Percent of total . . . .                                                  61.2%      38.8%      84.4%      15.6%
                                                                       ========   ========   ========   ========

CO-INVESTMENT PARTNERSHIPS AT 100%:
----------------------------------
                                                 Weighted
                                      Percent    Average    Years to
                                        of       Interest   Maturity
Type of Indebtedness       Balance     Total     Rate (1)     (2)      Secured   Unsecured    Fixed     Variable
--------------------       --------   --------   --------   --------   --------  ---------   --------   --------
Conventional
  mortgages. . . . . . .   $560,578      90.4%       7.0%        5.2    560,578      --       560,578      --
Construction financing .     59,424       9.6%       5.8%        4.5     59,424      --        30,803     28,621
                           --------   --------   --------   --------   --------   --------   --------   --------
    Total. . . . . . . .   $620,002     100.0%       7.0%        5.1    620,002      --       591,381     28,621
                           ========   ========   ========   ========   ========   ========   ========   ========
Percent of total . . . .                                                 100.0%       0.0%      95.4%       4.6%
                                                                       ========   ========   ========   ========

  (1) The weighted average interest rate for variable rate debt reflects (i) the variable rate in effect on the last day of the period, (ii) the effective fixed interest rates on swaps, and (iii) each financing's respective lender credit spread.

  (2) Years to maturity reflects the expiration date of the credit enhancements supporting tax-exempt debt, not the actual maturity date of the bonds, which is in 2024.


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

DEVELOPMENT ACTIVITIES

      At March 31, 2005, AMLI has made capital contributions totaling $18,259 to the co-investment partnerships that have 1,034 units under development or in lease-up. Including one wholly-owned development by the OP, AMLI's unfunded capital contributions to complete the 1,394 apartment homes is estimated at $8,038.

      AMLI (including the Service Companies) owns land in Ft. Worth, Austin and Houston, Texas; Atlanta, Georgia; Kansas City, Kansas and near Indianapolis, Indiana, which is being held for the development of apartment homes, or for sale. In addition, AMLI has made earnest money deposits for land parcels located in Kansas City, Kansas and Decatur, Georgia.

      AMLI has started active development planning for its land parcels in Atlanta, Kansas City and Austin. Construction has progressed on a 360 apartment home development in Las Colinas, Texas and is approximately 69% complete at March 31, 2005. AMLI believes that it is now a favorable time to start development activities in these submarkets. AMLI has expensed costs associated with carrying land parcels, which are held for future development or sale, in the years 2002 through 2005.

INFLATION

      Inflation has been low for the past several years. AMLI's apartment leases at its communities are typically for six or twelve months' duration.

Absent other market influences, this enables AMLI to reset rental rates relatively often, thereby passing along inflationary increases in its rental expenses on a timely basis. However, in the last three years other market influences have not permitted AMLI to increase rents commensurate with increases in operating expenses, with a resultant decrease in community NOI and earnings during that period. Since 2004 occupancies at AMLI's communities have generally increased while rental rates have stabilized in some markets, as most of AMLI's markets have shown job growth.

      An increase in general price levels may be accompanied by an increase in interest rates. At March 31, 2005, AMLI's exposure to rising interest rates was mitigated by the existing debt level of approximately 44.6% of AMLI's total market capitalization; the high percentage of intermediate-term fixed-rate debt (61.2% of total debt) and the use of interest rate swaps and caps to effectively fix or limit the interest rate on floating-rate borrowings through April 2009 (8.7% of total debt) and December 2009 (14.5% of total debt).

DISCONTINUED OPERATIONS

      Three wholly-owned rental communities were sold during the three months ended March 31, 2005 and a community built for sale by the Service Companies was held for sale as of March 31, 2005. Five wholly-owned rental communities were sold in 2004. Communities held for sale by partnerships accounted for using the equity method of accounting are not discontinued operations under the provisions of SFAS 144. Condensed financial information of the results of operations for these wholly-owned communities is as follows:

                                                     Three Months Ended
                                                          March 31,
                                                    --------------------
                                                      2005        2004
                                                    --------    --------
Total revenues (1) . . . . . . . . . . . . . . .    $    860       7,179
                                                    --------    --------

Community rental expenses. . . . . . . . . . . .         524       2,937
Depreciation expense . . . . . . . . . . . . . .       --            713
Interest and amortization of deferred costs. . .       --            353
                                                    --------    --------
Total expenses . . . . . . . . . . . . . . . . .         524       4,003
                                                    --------    --------
Income from discontinued operations before
  minority interest. . . . . . . . . . . . . . .         336       3,176

Minority interest. . . . . . . . . . . . . . . .          20         232
                                                    --------    --------
Income from discontinued operations, net of
  minority interest. . . . . . . . . . . . . . .         316       2,944

Gains on sales of rental communities,
  net of minority interest . . . . . . . . . . .      22,938       --
                                                    --------    --------
Income from discontinued operations, net of
  minority interest. . . . . . . . . . . . . . .    $ 23,254       2,944
                                                    ========    ========

  (1) Includes asset management fee and interest income (on purchase money note) received by AMLI in 2004 in connection with the sale of AMLI at Centennial Park and AMLI at Town Center in 2003.


OTHER MATTERS

      Derivative instruments reported in the consolidated balance sheets as of March 31, 2005 and December 31, 2004, consist of derivative assets of $2,639 and $548 and derivative liabilities of $148 and $1,232, respectively. The derivative instruments reported in the consolidated balance sheets as accumulated other comprehensive income or (loss), which are income or (losses) not affecting retained earnings in the consolidated statement of shareholders' equity, totaled $1,158 and ($2,030) as of March 31, 2005 and December 31, 2004, respectively. The accumulated other comprehensive income (loss) include $904 and $943 of AMLI's share of other comprehensive loss from a co-investment partnership as of March 31, 2005 and December 31, 2004, respectively. In addition, the unamortized deferred gain of $484 and $519 from Treasury Lock contracts were included in other comprehensive income adjustments as of March 31, 2005 and December 31, 2004, respectively.

      As of March 31, 2005, $668 of unamortized goodwill (of $3,300 total incurred upon completion of a 1997 acquisition) is included in the accounts of the consolidated Service Companies. In addition, as of December 31, 2003, AMLI allocated $434 (of the acquisition cost of the Service Company subsidiaries' controlling interests not already owned) to the cost of property management contracts, which AMLI is amortizing over a five-year period.

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

      AMLI commenced reporting the value of stock options as a charge against earnings for options awarded subsequent to January 1, 2002. In December 2002, there were 332,250 options, net of cancellations and exercises, awarded to employees, the value of which is being expensed over five years from the award dates. In January 2005, 433,640 options were awarded to employees and the value of these options is being expensed over the five-year period through January 2010.

      In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Compensation." It replaces SFAS No. 123, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized and reported in financial statements. It is required to be applied by us beginning January 1, 2006. We intend to adopt SFAS No. 123(R) using the modified prospective application method which requires, among other things, that we recognize compensation expense for all awards outstanding at January 1, 2006 for which the requisite service has not yet been rendered. AMLI's adoption of SFAS No. 123(R) is not expected to have a material effect on our financial statements because we have used a fair value based method of accounting for share-based compensation costs for all employee stock compensation awards granted, modified or settled since January 1, 2002. In addition, we do not expect to have significant unvested awards outstanding at January 1, 2006 from awards granted for periods prior to January 1, 2002 outstanding at January 1, 2006.

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

      AMLI has reduced its exposure to risks associated with interest rate changes and has significantly extended the average maturities of its fixed-rate debt portfolio by the following financing activities:

                                     Effective
                                       Fixed       Loan     Maturity
                         Amount      Rate (1)      Date       Date
                        --------     ---------   --------   --------
Refinancing of
 floating-rate debt. .  $140,000       6.56%      6/6/01     7/1/11
Mortgage loans assumed
 on communities
 acquired (2):
  AMLI at Danada Farms    20,947       4.77%     10/31/03    3/1/07
  AMLI at Oak Bend . .    10,847       5.62%     12/31/03    12/1/06
  AMLI at McGinnis
    Ferry (3). . . . .    21,536       5.04%      8/1/00     7/1/10
Additional mortgage
 loan on AMLI at
 Danada Farms. . . . .    20,000       4.48%     12/19/03    3/1/07
First mortgage loan
 on AMLI on Eldridge
  Parkway. . . . . . .    32,709       5.36%      5/26/04    6/1/14
First mortgage loan
 on AMLI at Riverbend.    45,000       4.85%      7/19/04    8/1/14
                        --------
                        $291,039
                        ========

 (1)  Fixed rates for financial reporting purposes.
 (2) AMLI assumed a total of $56,838 of the existing fixed-rate mortgages on five communities acquired from our co-investment partners, of which $25,044 relating to three communities have since been repaid.
 (3) Loan was assumed on February 24, 2005 upon acquisition of this community.

      At March 31, 2005, 84.4% of AMLI's debt is at fixed rates, which includes $145,000 of variable-rate debt that has been swapped to fixed rates and $15,000 capped at a fixed rate. On October 29, 2004, AMLI closed on a 90-day $40,000 unsecured variable-rate bank loan. The loan was repaid from proceeds of a $110,000 unsecured variable-rate four-year term loan obtained from a group of four banks, which closed on December 20, 2004. In addition, AMLI entered into interest rate swap agreements for the period July 1, 2005 through December 20, 2009 effectively fixing the interest rate on $100,000 of the variable-rate term loan at a rate of 3.99% plus the loan spread, or 4.99%.

      At March 31, 2005, variable-rate debt (net of $160,000 swapped and capped to fixed rates) totaled $107,100, so that each 1% increase in short-term interest rates will increase AMLI's annual interest cost by $1,071.

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

      As of the end of the period covered by this report, AMLI conducted an evaluation of the effectiveness of its disclosure controls and procedures. Based on management's evaluation as of March 31, 2005, AMLI's Chief Executive Officer and its Chief Financial Officer have concluded that AMLI's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by AMLI in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

      CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      There were no changes in AMLI's internal control over financial reporting during the first quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, AMLI's internal control over financial reporting.


      STABILIZED WHOLLY-OWNED COMMUNITIES

      The table below summarizes certain information related to the stabilized wholly-owned communities.

                                                                                          1st Qtr.
                                                                                            2005
                                                                                           Average
                                                                                           Monthly
                                                                                          Collected      Physical
                                                                          Average         Revenues       Occupancy
                                                        Number of        Apartment          Per             at
Wholly-Owned                              Year          Apartment          Size           Occupied       March 31,
Communities             Location        Completed        Homes         (Square Feet)      Apartment        2005
------------            --------        ---------       ---------      -------------      ---------     ----------
Dallas/Ft. Worth, TX
AMLI:
 at Bishop's Gate       Plano             1997                266              1,098         $1,032          93.6%
 on the Fairways        Coppell           2002                322                900            879          94.1%
 on the Green           Ft. Worth        1990/93              424                846            725          89.9%
 Knox-Henderson         Dallas            1994                180                875          1,061          96.1%
 of North Dallas        Dallas           1985/86            1,032                879            679          91.3%
 at Oak Bend            Dallas            1997                426                898            769          95.8%
 7th Street
   Station              Ft. Worth         2000                189              1,060          1,025          91.5%
 at Shadow Ridge        Flower Mound      2000                222                983            980          93.2%
 at Stonebridge
   Ranch                McKinney          2001                250                857            759          93.2%
 Upper West Side        Ft. Worth         2001                194                907            969          94.3%
 at Valley Ranch        Irving            1985                460                848            773          95.0%
                                                           ------             ------         ------          -----
                                                            3,965                905            814          93.0%
                                                           ------             ------         ------          -----
Atlanta, GA
AMLI:
 at Clairmont           Atlanta           1988                288                796            812          95.8%
 at Killian Creek       Snellville        1999                256              1,027            836          94.5%
 at Park Creek          Gainesville       1998                200                976            785          94.0%
 at Vinings             Smyrna            1985                360              1,040            810          94.7%
 at West Paces          Atlanta           1992                337              1,050            911          73.0%
 at McGinnis Ferry      Gwinnett County  1999/02              696              1,205            870          91.1%
                                                           ------             ------         ------          -----
                                                            2,137              1,055            847          90.2%
                                                           ------             ------         ------          -----





                                                                                          1st Qtr.
                                                                                            2005
                                                                                           Average
                                                                                           Monthly
                                                                                          Collected      Physical
                                                                          Average         Revenues       Occupancy
                                                        Number of        Apartment          Per             at
Wholly-Owned                              Year          Apartment          Size           Occupied       March 31,
Communities             Location        Completed        Homes         (Square Feet)      Apartment        2005
------------            --------        ---------       ---------      -------------      ---------     ----------

Chicago, IL
AMLI:
 at Canterfield         West Dundee       2001                352              1,224          1,311          89.8%
 at Danada Farms        Wheaton          1989/91              600                869          1,027          93.3%
 at Kirkland
  Crossing              Aurora            2004                266              1,143          1,163          88.7%
 at Oakhurst North      Aurora            2000                464              1,013          1,029          95.5%
 at Poplar Creek        Schaumburg        1985                196                906          1,051          96.9%
 at River Run           Naperville        2003                206              1,316          1,373          86.9%
                                                            -----             ------         ------         ------
                                                            2,084              1,044          1,129          92.3%
                                                            -----             ------         ------         ------

Austin, TX
AMLI:
 at Lantana Ridge       Austin            1997                354                881            833          92.1%
 at StoneHollow         Austin            1997                606                866            740          97.5%
 at Lantana Hills       Austin            2000                264                972            751          89.0%
 at Walnut Creek        Austin            2004                460                998            832          82.0%
                                                           ------             ------         ------          -----
                                                            1,684                922            786          90.8%
                                                           ------             ------         ------          -----

Kansas City, KS
AMLI:
 Creekside              Overland Park     2000                224                813            785          92.9%
 at Lexington Farms     Overland Park     1998                404                972            787          92.1%
 at Regents Center      Overland Park  1991/95/97             424                940            775          92.5%
 at Regents Crest       Overland Park    1997/00              476                948            778          91.6%
 at Wynnewood Farms     Overland Park     2000                232              1,017            894          90.1%
                                                           ------             ------         ------          -----
                                                            1,760                944            795          91.9%
                                                           ------             ------         ------          -----





                                                                                          1st Qtr.
                                                                                            2005
                                                                                           Average
                                                                                           Monthly
                                                                                          Collected      Physical
                                                                          Average         Revenues       Occupancy
                                                        Number of        Apartment          Per             at
Wholly-Owned                              Year          Apartment          Size           Occupied       March 31,
Communities             Location        Completed        Homes         (Square Feet)      Apartment        2005
------------            --------        ---------       ---------      -------------      ---------     ----------

Indianapolis, IN
AMLI:
 Carmel Center          Carmel            2004                322              1,074            918          95.3%
 at Castle Creek        Indianapolis      2000                276                978            898          92.8%
 at Conner Farms        Fishers           1993                300              1,091            863          91.3%
 at Eagle Creek         Indianapolis      1998                240                973            835          92.1%
 at Lake Clear-
   water                Indianapolis      1999                216              1,009            928          93.5%
 at Riverbend           Indianapolis     1983/85              996                824            676          92.7%
 on Spring Mill         Carmel            1999                400              1,017            836          92.5%
                                                           ------             ------         ------          -----
                                                            2,750                953            804          92.8%
                                                           ------             ------         ------          -----

Houston, TX
AMLI:
 on Eldridge
   Parkway              Houston          1998/99              668                884            779          93.1%
 at the Medical
   Center               Houston           2000                334                962            950          89.5%
                                                           ------             ------         ------          -----
                                                            1,002                910            836          91.9%
                                                           ------             ------         ------          -----

Denver, CO
AMLI:
 at Gateway Park        Denver            2000                328                899            843          89.9%
 at Westcliff           Westminster       2003                372              1,001            905          88.4%
                                                           ------             ------         ------          -----
                                                              700                953            876          89.1%
                                                           ------             ------         ------          -----

Southeast Florida,
FL
AMLI:
 at Ibis                West Palm Beach   2001                234              1,201          1,091          95.7%
                                                           ------             ------         ------          -----
  Total                                                    16,316                963         $  860          92.0%
                                                           ======             ======         ======          =====





      STABILIZED CO-INVESTMENT COMMUNITIES

      The table below summarizes certain information related to the stabilized co-investment communities.

                                                                                             1st Qtr.
                                                                                              2005
                                                                                             Average
                                                                                             Monthly
                                                                                            Collected    Physical
                                                                                Average      Revenues    Occupancy
                     AMLI's                                      Number of     Apartment      Per           at
Co-investment        Ownership                         Year      Apartment       Size       Occupied     March 31,
Communities          Percentage     Location         Completed    Homes      (Square Feet)  Apartment      2005
-------------        ----------     --------         ---------   ---------   -------------  ---------   ----------

Dallas/Ft. Worth, TX
AMLI:
 at Breckinridge
   Point               45%          Richardson         1999            440           1,063     $  901        91.4%
 at Bryan Place        48%          Dallas             1999            420             890        920        94.0%
 at Deerfield          25%          Plano              2000            240             996        902        89.6%
 on Frankford          45%          Dallas             1998            582             889        883        92.3%
 on the Parkway        25%          Dallas             1999            240             939        840        90.4%
 at Prestonwood
   Hills               45%          Dallas             1997            272             903        865        89.7%
                                                                    ------          ------     ------        -----
                                                                     2,194             943        889        91.6%
                                                                    ------          ------     ------        -----

Atlanta, GA
AMLI:
 at Barrett Lakes      35%          Kennesaw           1997            446           1,037        880        95.1%
 at Barrett Walk       25%          Kennesaw           2002            290             938        867        97.2%
 at Kedron Village     20%          Fayette County     2002            216           1,177      1,049        95.8%
 at Lost Mountain      75%          Paulding County    2000            164             958        779        89.0%
 at Mill Creek         25%          Gwinnett County    2001            400           1,015        838        91.5%
 at Milton Park        25%          Alpharetta         2003            461             966        946        92.8%
 at Northwinds         35%          Alpharetta         1999            800           1,023        927        94.8%
 at Peachtree City     20%          Fayette County     1998            312             980        906        95.8%
 at River Park         40%          Norcross           1997            222           1,021        917        91.0%
 at Windward Park      45%          Alpharetta         1999            328           1,082        913        93.3%
                                                                    ------          ------     ------        -----
                                                                     3,639           1,017        906        93.9%
                                                                    ------          ------     ------        -----




                                                                                             1st Qtr.
                                                                                              2005
                                                                                             Average
                                                                                             Monthly
                                                                                            Collected    Physical
                                                                                Average      Revenues    Occupancy
                     AMLI's                                      Number of     Apartment      Per           at
Co-investment        Ownership                         Year      Apartment       Size       Occupied     March 31,
Communities          Percentage     Location         Completed    Homes      (Square Feet)  Apartment      2005
-------------        ----------     --------         ---------   ---------   -------------  ---------   ----------
Chicago, IL
AMLI:
 at Chevy Chase        33%          Buffalo Grove      1988            592             812      1,045        93.8%
 at Fox Valley         25%          Aurora             1998            272             990        995        94.9%
 at Osprey Lake        69%          Gurnee            1997/99          483             938      1,038        91.7%
 at St. Charles        25%          St. Charles        2000            400             990      1,126        95.5%
 at Windbrooke         15%          Buffalo Grove      1987            236             903      1,086        95.3%
                                                                    ------          ------     ------        -----
                                                                     1,983             914      1,058        94.0%
                                                                    ------          ------     ------        -----
Austin, TX
AMLI:
 at Monterey Oaks      25%          Austin             2000            430             960        858        90.9%
 at Scofield Ridge     45%          Austin             2000            487             889        754        90.1%
                                                                    ------          ------     ------        -----
                                                                       917             922        803        90.5%
                                                                    ------          ------     ------        -----
Kansas City, KS
AMLI:
 at Cambridge Square   30%          Overland Park      2002            408             941        873        89.2%
 at Summit Ridge       25%          Lee's Summit       2001            432             952        844        95.4%
                                                                    ------          ------     ------        -----
                                                                       840             947        858        92.4%
                                                                    ------          ------     ------        -----
Houston, TX
AMLI:
 at King's Harbor      25%          Houston            2001            300             953        862        92.0%
 Midtown               45%          Houston            1998            419             880      1,040        93.8%
 Towne Square          45%          Houston            1999            380             827      1,019        92.4%
                                                                    ------          ------     ------        -----
                                                                     1,099             882        984        92.8%
                                                                    ------          ------     ------        -----
Denver, CO
AMLI:
 at Lowry Estates      50%          Denver             2000            414             947        960        89.1%
 at Park Meadows       25%          Littleton          2001            518           1,029        975        88.0%
                                                                    ------          ------     ------        -----
                                                                       932             993        968        88.5%
                                                                    ------          ------     ------        -----
  Total                                                             11,604             958     $  929        92.6%
                                                                    ======          ======     ======        =====




     Summarized information for combined wholly-owned and co-investment communities is as follows:

                                                                                            1st Qtr.
                                                                                              2005
                                                                                             Average
                                                                                             Monthly
                                                                                            Collected    Physical
                                                                                            Revenues     Occupancy
                                                                 Number of                    Per          at
                                                                 Apartment     Percent of   Occupied     March 31,
                                                                  Homes      Portfolio (1)  Apartment      2005
                                                                 ---------   -------------  ---------   ----------
Combined Wholly-owned
and Co-investment
Communities
---------------------

Dallas/Ft. Worth, TX                                                 6,159           22.1%     $  841        92.5%
Atlanta, GA                                                          5,776           20.7%        884        92.5%
Chicago, IL                                                          4,067           14.6%      1,094        93.1%
Austin, TX                                                           2,601            9.3%        792        90.7%
Kansas City, KS                                                      2,600            9.3%        816        92.1%
Indianapolis, IN                                                     2,750            9.9%        804        92.8%
Houston, TX                                                          2,101            7.5%        913        92.4%
Denver, CO                                                           1,632            5.8%        929        88.8%
Southeast Florida, FL                                                  234            0.8%      1,091        95.7%
                                                                    ------          ------     ------       ------
Total                                                               27,920          100.0%     $  889        92.2%
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

      (b)   Reports on Form 8-K.

            Current Report on Form 8-K filed on February 2, 2005 furnishing the following as exhibits:

                  1. AMLI's press release dated February 1, 2005, announcing the fourth quarter 2004 operating results and a dividend declaration.

                  2.    AMLI's fourth quarter 2004 Supplemental
                        Operating and Financial Data.

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              AMLI RESIDENTIAL PROPERTIES TRUST




Date:  May 6, 2005            By:   /s/ CHARLES C. KRAFT
                                    -----------------------------------
                                    Charles C. Kraft
                                    Principal Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Date:  May 6, 2005            By:   /s/ GREGORY T. MUTZ
                                    -----------------------------------
                                    Gregory T. Mutz
                                    Chairman of the Board of Trustees




Date:  May 6, 2005            By:   /s/ ROBERT J. CHAPMAN
                                    -----------------------------------
                                    Robert J. Chapman
                                    Chief Financial Officer




Date:  May 6, 2005            By:   /s/ CHARLES C. KRAFT
                                    -----------------------------------
                                    Charles C. Kraft
                                    Principal Accounting Officer