Form 10-Q
period 2005-06-30
AMLI RESIDENTIAL PROPERTIES TRUST
filed 2005-08-05
CIK 914724

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.   20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



             For the Quarterly Period Ended June 30, 2005



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


The number of the Registrant's Common Shares of Beneficial Interest outstanding was 25,661,523 as of July 29, 2005.

                                 INDEX



PART I  FINANCIAL INFORMATION


Item 1.    Financial Statements

           Report of Independent Registered Public
             Accounting Firm. . . . . . . . . . . . . . . . .     4

           Consolidated Balance Sheets as of
             June 30, 2005 (Unaudited) and
             December 31, 2004 (Audited). . . . . . . . . . .     5

           Consolidated Statements of Operations
             for the three and six months ended
             June 30, 2005 and 2004 (Unaudited) . . . . . . .     7

           Consolidated Statement of Shareholders'
             Equity for the six months ended
             June 30, 2005 (Unaudited). . . . . . . . . . . .     9

           Consolidated Statements of Cash Flows
             for the six months ended
             June 30, 2005 and 2004 (Unaudited) . . . . . . .    11

           Notes to Consolidated Financial Statements
             (Unaudited). . . . . . . . . . . . . . . . . . .    13


Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations. .    33


Item 3.    Quantitative and Qualitative Disclosures
             About Market Risk. . . . . . . . . . . . . . . .    72


Item 4.    Controls and Procedures. . . . . . . . . . . . . .    73




PART II  OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of
             Security Holders . . . . . . . . . . . . . . . .    80


Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    81



SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .    82

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

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
        -------------------------------------------------------


The Board of Trustees and Shareholders
AMLI Residential Properties Trust:

We have reviewed the accompanying consolidated balance sheet of AMLI Residential Properties Trust (the Company) as of June 30, 2005, the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2005 and 2004, the related consolidated statement of shareholders' equity for the six-month period ended June 30, 2005, and the related consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity U.S. generally accepted accounting principles.

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




/s/ KPMG LLP


Chicago, Illinois
August 4, 2005

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                   AMLI RESIDENTIAL PROPERTIES TRUST

                      CONSOLIDATED BALANCE SHEETS

                  JUNE 30, 2005 AND DECEMBER 31, 2004

               (Dollars in thousands, except share data)



                                          JUNE 30,      DECEMBER 31,
                                           2005            2004
                                        (UNAUDITED)      (AUDITED)
                                       -------------    ------------

ASSETS:
Rental communities:
  Land. . . . . . . . . . . . . . .       $  176,193         164,422
  Depreciable property. . . . . . .        1,101,536       1,031,546
                                          ----------       ---------
                                           1,277,729       1,195,968
  Less accumulated depreciation . .         (154,666)       (136,168)
                                          ----------       ---------
                                           1,123,063       1,059,800

Rental communities held for
  sale, net of accumulated
  depreciation. . . . . . . . . . .           44,039          60,161

Rental communities under development           9,357          10,331

Land held for development or sale
  and predevelopment costs. . . . .           23,537          33,228

Investments in partnerships . . . .          115,175         124,354

Cash and cash equivalents . . . . .            4,971           5,118
Deferred financing costs, net . . .            3,134           3,385
Other assets. . . . . . . . . . . .           28,805          26,947
Other assets associated with
  communities held for sale . . . .              752              99
                                          ----------       ---------
          Total assets                    $1,352,833       1,323,423
                                          ==========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Debt. . . . . . . . . . . . . . . .       $  682,618         653,901
Distributions in excess of
  investments in and earnings from
  partnerships. . . . . . . . . . .            6,574           6,368
Other liabilities . . . . . . . . .           34,893          40,106
Other liabilities associated
  with communities held for sale. .            2,557           2,652
                                          ----------       ---------
          Total liabilities . . . .          726,642         703,027
                                          ----------       ---------

                   AMLI RESIDENTIAL PROPERTIES TRUST

                  JUNE 30, 2005 AND DECEMBER 31, 2004

               (Dollars in thousands, except share data)



                                          JUNE 30,      DECEMBER 31,
                                           2005            2004
                                        (UNAUDITED)      (AUDITED)
                                       -------------    ------------

Commitments and contingencies (note 8)

Mandatorily redeemable convertible
  preferred shares (at liquidation
  preference) . . . . . . . . . . .           96,933          96,933

Minority interest . . . . . . . . .           32,156          31,939


SHAREHOLDERS' EQUITY:
Shares of beneficial interest,
  $0.01 par value, 145,625,000
  authorized, 25,661,523 and
  25,525,564 common shares issued
  and outstanding, respectively . .              256             255

Additional paid-in capital. . . . .          526,317         522,742

Unearned compensation . . . . . . .           (4,329)         (2,028)

Employees' and trustees' notes. . .           (2,653)         (3,415)

Accumulated other comprehensive
  income (loss) . . . . . . . . . .           (1,830)         (2,030)

Dividends paid in excess of
  earnings. . . . . . . . . . . . .          (20,659)        (24,000)
                                          ----------       ---------
        Total shareholders'
          equity. . . . . . . . . .          497,102         491,524
                                          ----------       ---------
        Total liabilities and
          shareholders' equity. . .       $1,352,833       1,323,423
                                          ==========       =========



















     See accompanying notes to consolidated financial statements.

                   AMLI RESIDENTIAL PROPERTIES TRUST

                 CONSOLIDATED STATEMENTS OF OPERATIONS

           THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                              (UNAUDITED)
               (Dollars in thousands, except share data)


                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                 JUNE 30,             JUNE 30,
                          --------------------  --------------------
                             2005       2004       2005       2004
                           --------   --------   --------   --------
Revenues:
  Rental and other income  $ 38,836     29,713     74,820     56,756
  Service Companies . . .     2,504     11,867      7,873     25,101
  Fee income. . . . . . .       342        424        602        857
                           --------   --------   --------   --------
                             41,682     42,004     83,295     82,714
                           --------   --------   --------   --------
Expenses:
  Community rental. . . .    17,344     13,115     32,849     24,129
  Service Companies . . .     3,235     12,393      9,391     26,109
  Depreciation. . . . . .    11,006      8,502     21,987     16,070
  General and
    administrative. . . .     1,995      1,793      3,956      3,989
  Provision for loss on
    land held for sale. .       150      --           150      --
                           --------   --------   --------   --------
                             33,730     35,803     68,333     70,297
                           --------   --------   --------   --------
Other income (expenses):
  Income from partner-
    ships . . . . . . . .       784        430      1,162      1,933
  Share of gain on sale
    of a partnership
    community . . . . . .     3,091      --         3,091      2,648
  Other income. . . . . .       431        429        632        908
  Interest and amortiza-
    tion of deferred
    costs . . . . . . . .    (9,507)    (6,976)   (18,322)   (13,824)
  Prepayment penalty and
    write-off of unamor-
    tized deferred
    financing costs
    relating to extin-
    guishment of debt . .     --        (1,121)     --        (1,121)
                           --------   --------   --------   --------
                             (5,201)    (7,238)   (13,437)    (9,456)
                           --------   --------   --------   --------
Income (loss) from
  continuing operations
  before minority
  interest. . . . . . . .     2,751     (1,037)     1,525      2,961
Minority interest . . . .        49       (188)      (142)       (38)
                           --------   --------   --------   --------
Income (loss) from
  continuing operations,
  net of minority
  interest. . . . . . . .     2,702       (849)     1,667      2,999
                           --------   --------   --------   --------

                   AMLI RESIDENTIAL PROPERTIES TRUST

           THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                              (UNAUDITED)
               (Dollars in thousands, except share data)


                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                 JUNE 30,             JUNE 30,
                          --------------------  --------------------
                             2005       2004       2005       2004
                           --------   --------   --------   --------
Income from discontinued
  operations, net of
  minority interest . . .       316      1,248        824      4,119
Gains on sales of rental
  communities, net of
  minority interest . . .     6,192     37,482     29,130     37,482
Gain on extinguishment
  of debt, net of
  minority interest . . .     --         4,423      --         4,423
                           --------   --------   --------   --------
Income from discontinued
  operations. . . . . . .     6,508     43,153     29,954     46,024
                           --------   --------   --------   --------

Net income. . . . . . . .     9,210     42,304     31,621     49,023
Net income attributable
  to preferred shares . .     1,933      5,744      4,971      7,676
                           --------   --------   --------   --------
Net income attributable
  to common shares. . . .  $  7,277     36,560     26,650     41,347
                           ========   ========   ========   ========


Income (loss) per
 common share - basic:
  From continuing
    operations. . . . . .  $   0.03      (0.11)     (0.08)     (0.04)
  From discontinued
    operations. . . . . .      0.26       1.56       1.13       1.78
                           --------   --------   --------   --------
                           $   0.29       1.45       1.05       1.74
                           ========   ========   ========   ========

Income (loss) per
 common share - diluted:
  From continuing
    operations. . . . . .  $   0.03      (0.11)     (0.08)     (0.04)
  From discontinued
    operations. . . . . .      0.25       1.56       1.13       1.78
                           --------   --------   --------   --------
                           $   0.28       1.45       1.05       1.74
                           ========   ========   ========   ========

Dividends declared and
  paid per common share .  $   0.48       0.48       0.96       0.96
                           ========   ========   ========   ========







     See accompanying notes to consolidated financial statements.

                                        AMLI RESIDENTIAL PROPERTIES TRUST

                                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                         SIX MONTHS ENDED JUNE 30, 2005

                                                   (UNAUDITED)
                                             (Dollars in thousands)
                             SHARES OF                                          ACCUMULATED
                         BENEFICIAL INTEREST                         EMPLOYEES'   OTHER      DIVIDENDS
                        ---------------------  ADDITIONAL  UNEARNED     AND     COMPREHEN-    PAID IN
                          COMMON                PAID-IN     COMPEN-   TRUSTEES' SIVE INCOME  EXCESS OF
                          SHARES       AMOUNT   CAPITAL     SATION     NOTES      (LOSS)     EARNINGS    TOTAL
                        ---------------------------------- --------  ---------------------  ----------- -------
Balance at
 December 31, 2004. . . 25,525,564      $ 255    522,742     (2,028)    (3,415)     (2,030)    (24,000) 491,524
                                                                                                        -------

Comprehensive income:
  Net income. . . . . .      --           --       --         --         --          --         31,621   31,621
  Preferred share
   dividends paid . . .      --           --       --         --         --          --         (3,865)  (3,865)
  Current period
   change in fair
   value of deriva-
   tive contracts . . .      --           --       --         --         --             90       --          90
  Current period change
   in fair value of
   marketable
   securities . . . . .      --           --       --        --          --            110       --         110
                                                                                                        -------
Comprehensive income
  attributable to
  common shares . . . .      --           --       --         --         --          --          --      27,956
                                                                                                        -------
Common share
  distributions . . . .      --           --       --         --         --          --        (24,415) (24,415)

Shares issued in
 connection with:
  Executive Share
   Purchase Plan. . . .     13,369        --         395      --         --          --          --         395
  Options exercised . .     15,901        --         205      --         --          --          --         205




                                        AMLI RESIDENTIAL PROPERTIES TRUST

                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY - CONTINUED

                                         SIX MONTHS ENDED JUNE 30, 2005

                                                   (UNAUDITED)
                                             (Dollars in thousands)


                             SHARES OF                                          ACCUMULATED
                         BENEFICIAL INTEREST                         EMPLOYEES'   OTHER      DIVIDENDS
                        ---------------------  ADDITIONAL  UNEARNED     AND     COMPREHEN-    PAID IN
                          COMMON                PAID-IN     COMPEN-   TRUSTEES' SIVE INCOME  EXCESS OF
                          SHARES       AMOUNT   CAPITAL     SATION     NOTES      (LOSS)     EARNINGS    TOTAL
                        ---------------------------------- --------  ---------------------  ----------- -------
  OP Units converted
   to shares. . . . . .      2,016        --          40      --         --          --          --          40
  Trustees' compen-
   sation . . . . . . .      1,364        --          59      --         --          --          --          59
  Senior Officer
   Share Acquisi-
   tion Plan. . . . . .    103,309          1      2,917     (2,918)     --          --          --        --
Amortization of
 unearned compen-
 sation . . . . . . . .      --           --       --           617      --          --          --         617
Repayments or
 forgiveness of
 employees' and
 trustees' notes. . . .      --           --       --         --           762       --          --         762
Reallocation of
 minority interest. . .      --           --         (41)     --         --          --          --         (41)
                        ----------       ----    -------    -------    -------     -------     -------  -------

Balance at
 June 30, 2005. . . . . 25,661,523       $256    526,317     (4,329)    (2,653)     (1,830)    (20,659) 497,102
                        ==========       ====    =======    =======    =======     =======     =======  =======











                          See accompanying notes to consolidated financial statements.

                   AMLI RESIDENTIAL PROPERTIES TRUST

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                              (UNAUDITED)
                        (Dollars in thousands)

                                                   2005       2004
                                                 --------   --------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . . .  $ 31,621     49,023
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization . . . . . . .    24,958     20,975
    Share of income from partnerships . . . . .    (1,162)    (1,933)
    Cash distributions from partnerships -
      operating cash flow . . . . . . . . . . .     5,743      7,524
    Gains on sales of rental communities. . . .   (31,007)   (40,025)
    Gain on extinguishment of debt for a
      community sold. . . . . . . . . . . . . .     --        (4,723)
    Share of partnership's gain on sale
      of a rental community . . . . . . . . . .    (3,091)    (2,648)
    Gain on sale of a land parcel . . . . . . .      (108)      (318)
    Amortization of unearned compensation . . .       617        486
    Minority interest . . . . . . . . . . . . .     1,788      3,117
    Other . . . . . . . . . . . . . . . . . . .       253        589
  Changes in assets and liabilities:
    Deferred costs. . . . . . . . . . . . . . .      (138)       (54)
    Service Companies' deferred tax benefit . .    (1,335)    (1,011)
    Other assets. . . . . . . . . . . . . . . .      (208)       378
    Accrued real estate taxes . . . . . . . . .    (4,163)    (3,224)
    Accrued interest payable. . . . . . . . . .       311        231
    Tenant security deposits and
      prepaid rent. . . . . . . . . . . . . . .      (213)       (31)
    Other liabilities . . . . . . . . . . . . .        20        564
                                                 --------   --------
        Net cash provided by
          operating activities. . . . . . . . .    23,886     28,920
                                                 --------   --------
Cash flows from (for) investing activities:
  Investments in partnerships . . . . . . . . .      (289)    (2,582)
  Distributions from partnerships -
    return of capital . . . . . . . . . . . . .     6,168     14,057
  Net proceeds from sales of rental
    communities . . . . . . . . . . . . . . . .   109,827     61,910
  Share of a partnership's net cash proceeds,
    in excess of return of capital, from
    sale of a rental community. . . . . . . . .     2,032        635
  Net proceeds from sale of a land parcel . . .     2,107        559
  Proceeds from collection of a purchase
    money note. . . . . . . . . . . . . . . . .     --        28,530
  Loan to a partnership . . . . . . . . . . . .     --        (1,200)
  Advances to/from affiliates, net. . . . . . .      (342)       714
  Earnest money deposits. . . . . . . . . . . .    (3,439)       608
  Acquisition of communities. . . . . . . . . .   (69,234)   (98,593)
  Acquisition capital expenditures. . . . . . .    (3,620)    (1,071)
  Rehab capital expenditures. . . . . . . . . .    (1,448)      (601)
  Operating capital expenditures. . . . . . . .    (3,342)    (2,834)
  Communities under development, net of
    co-investors' share of costs. . . . . . . .   (17,161)    (6,849)
  Other assets. . . . . . . . . . . . . . . . .    (1,131)     --
  Other liabilities . . . . . . . . . . . . . .         7     (1,621)
                                                 --------   --------
        Net cash provided by (used in)
          investing activities. . . . . . . . .    20,135     (8,338)
                                                 --------   --------

                   AMLI RESIDENTIAL PROPERTIES TRUST

                SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                              (UNAUDITED)
                        (Dollars in thousands)

                                                   2005       2004
                                                 --------   --------
Cash flows for financing activities:
  Debt proceeds, net of financing costs . . . .   286,641    312,149
  Debt repayments . . . . . . . . . . . . . . .  (302,629)  (412,014)
  Prepayment penalty relating to refinancing
    of a wholly-owned community loan. . . . . .     --          (502)
  Proceeds from sale of a community
    attributable to extinguishment of debt. . .     --         5,400
  Proceeds from collection of a note receivable     1,050      --
  Proceeds from issuance of Option Plan
    and Executive Share Purchase Plan shares
    and collection of employees' and
    trustees' notes and other . . . . . . . . .       622      5,622
  Proceeds from common shares offering,
    net of issuance costs . . . . . . . . . . .     --        94,500
  Distributions to minority interests . . . . .    (1,572)    (1,658)
  Dividends paid. . . . . . . . . . . . . . . .   (28,280)   (26,299)
                                                 --------   --------
        Net cash used in financing activities .   (44,168)   (22,802)
                                                 --------   --------
Net decrease in cash and cash equivalents . . .      (147)    (2,220)
Cash and cash equivalents
  at beginning of period. . . . . . . . . . . .     5,118      5,937
                                                 --------   --------
Cash and cash equivalents
  at end of period. . . . . . . . . . . . . . .  $  4,971      3,717
                                                 ========   ========

Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and other interest,
    net of amounts capitalized. . . . . . . . .  $ 17,630     13,537
                                                 ========   ========
Supplemental disclosure of non-cash investing
 and financing activities:
  OP units converted to common shares . . . . .   $    40        657
  Shares issued in connection with
    Executive Share Purchase Plan and trustees'
    compensation. . . . . . . . . . . . . . . .       114        103
  Forgiveness of employees' notes . . . . . . .       685        688
  Bond financing assumed by a purchaser
    of a community. . . . . . . . . . . . . . .     --        40,750
  Assumption of mortgage debt in connection
    with acquisition of two communities . . . .    41,803      --
  Assumption of mortgage debt and other
    liabilities in connection with the
    acquisition of a partner's ownership
    interest in a partnership community:
      Mortgage debt . . . . . . . . . . . . . .     --         6,147
      Other liabilities . . . . . . . . . . . .     --             4
                                                 ========   ========







     See accompanying notes to consolidated financial statements.

                   AMLI RESIDENTIAL PROPERTIES TRUST

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        JUNE 30, 2005 AND 2004

                              (Unaudited)
               (Dollars in thousands, except share data)


1.   ORGANIZATION AND BASIS OF PRESENTATION

     ORGANIZATION

     AMLI Residential Properties Trust ("AMLI" or the "Company"), a self-administered and self-managed real estate investment trust ("REIT") was formed on February 15, 1994. AMLI is engaged in the acquisition, development, co-investment and management of upscale, institutional quality multifamily apartment communities, all of which have the AMLI <registered trademark> name, in nine major metropolitan markets in the Southeast, Southwest, Midwest and Mountain regions of the United States.

     AMLI is the sole general partner and owned an approximate 95% general partnership interest in AMLI Residential Properties, L.P. (the "Operating Partnership" or "OP") at June 30, 2005. The approximate 5% not owned by AMLI was owned by limited partners that hold Operating Partnership units ("OP Units") which are convertible into common shares of AMLI on a one-for-one basis, subject to certain limitations. At June 30, 2005, AMLI owned 29,586,523 OP Units (including 3,925,000 Preferred OP Units) and the limited partners owned 1,637,465 OP Units. AMLI believes it has qualified and anticipates continuing to qualify as a real estate investment trust for Federal income tax purposes.

     At June 30, 2005, AMLI owned or had interests in 78 multifamily apartment communities (46 wholly-owned and 32 co-investments) comprised of 28,999 apartment homes, of which 16,633 apartment homes were wholly-owned. Seventy-four of these communities totaling 27,952 apartment homes were stabilized and four communities containing 1,047 apartment homes were under development or in lease-up. In addition, the Service Companies (defined below) have developed one community for sale and have another community under development to be sold upon completion. These two communities contain 451 apartment homes. The Service Companies also own a limited partnership interest in another community containing 248 apartment homes developed for sale, which the Service Companies have agreed to sell to their partner.

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

     In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly AMLI's financial position at June 30, 2005 and December 31, 2004 and the results of its operations and cash flows for the periods presented, have been made.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Certain information and note disclosures normally included in AMLI's annual financial statements prepared in accordance with GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in AMLI's December 31, 2004 Annual Report and in Form 10-K filed with the Securities and Exchange Commission. The results for the three and six months ended June 30, 2005 are not necessarily indicative of expected results for the entire year.

     GOODWILL AND OTHER INTANGIBLE ASSET

     Unamortized Service Company goodwill of $668 has been tested for impairment by valuing the future construction business anticipated to be undertaken in regions serviced by the construction operations to which the unamortized goodwill relates, and no impairment existed as of June 30, 2005. No goodwill amortization relating to this construction business has been charged to expense subsequent to December 31, 2001.

     At June 30, 2005, the unamortized balance allocated to the cost of property management contracts in connection with the acquisition of the controlling interest in the Service Companies was $217.

     DERIVATIVES AND HEDGING FINANCIAL INSTRUMENTS

     The following table summarizes the notional amounts and approximate fair value of AMLI's derivative asset and liability under existing interest rate cap and swap contracts. The notional amounts at June 30, 2005 provide an indication of the extent of AMLI's involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.
                                           Cumulative   Approximate
                               Notional       Cash         Fair
                                Amount      Paid, Net    Value (1)
                               --------    ----------    ---------
Derivative asset. . . . .      $ 15,000          927           224
Derivative liability. . .       145,000        1,333          (854)
                               --------       ------       -------
                               $160,000       $2,260
                               ========       ======
Net derivative liability
  at June 30, 2005. . . .                                  $  (630)
                                                           =======

At December 31, 2004:
  Derivative asset. . . .                                  $   548
  Derivative liability. .                                   (1,232)
                                                           -------
Net derivative liability
  at December 31, 2004. .                                  $  (684)
                                                           =======

                   AMLI RESIDENTIAL PROPERTIES TRUST

     (1) Represents the approximate amount which AMLI would have paid or received as of June 30, 2005 and December 31, 2004, respectively, if these contracts were terminated.


     All of AMLI's derivative instruments were reported as other assets or other liabilities at their fair value in the accompanying consolidated balance sheets as of June 30, 2005 and December 31, 2004 and the offsetting adjustments were reported as gains or losses in the consolidated statements of operations or in accumulated other comprehensive income (loss) in shareholders' equity as follows:

                                      At           At
                                    June 30,  December 31,
                                     2005         2004       Change
                                   ---------  ------------   ------
Company's derivative
  contracts . . . . . . . . . .     $ (1,074)      (1,087)       13
Share of partnerships'
 derivative contract:
  AMLI at Osprey Lake (1) . . .         (866)        (943)       77
                                    --------     --------    ------
Other comprehensive income
  (loss) attributable to
  derivative contracts. . . . .       (1,940)      (2,030)       90

Other (2) . . . . . . . . . . .          110        --          110
                                    --------     --------    ------
Total . . . . . . . . . . . . .     $ (1,830)      (2,030)      200
                                    ========     ========    ======

     (1) AMLI cash-settled the AMLI at Osprey Lake hedge prior to 2002. The amortization of the balance of this derivative contract is reflected in earnings for the three and six months ended
           June 30, 2005 and 2004.

     (2) Represents an increase in fair value of investments in equity securities.


     AMLI's interest rate swaps are being cash-settled monthly through 2009. Adjustments to earnings due to an ineffectiveness (or effectiveness) on the interest rate swap contracts recorded for the three and six months ended June 30, 2005 and 2004 were $16 and $25, and $(21) and $(2), respectively. In addition, amortization of the interest rate cap, which began in the third quarter of 2004, increased interest expense by $16 and $28 for the three and six months ended June 30, 2005, respectively. Amortization of the previously settled Treasury locks reduced interest expense by $46 and $92, and $6 and $6 in the three and six months ended June 30, 2005 and 2004, respectively.

     INVESTMENTS IN EQUITY SECURITIES

     At June 30, 2005 the cost of AMLI's investments in marketable equity securities held available for sale is $1,241. These securities were included in other assets in the accompanying consolidated balance sheet as of June 30, 2005. Accumulated unrealized holding gains of $110 were included in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheet as of June 30, 2005.

                   AMLI RESIDENTIAL PROPERTIES TRUST

     PER SHARE DATA

     The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated.

                          Three Months Ended      Six Months Ended
                               June 30,               June 30,
                        --------------------------------------------
                            2005       2004       2005       2004
                         ---------- ---------- ---------- ----------
Income (loss) from
  continuing operations .$    2,702       (849)     1,667      2,999

Income from discon-
  tinued operations . . .     6,508     43,153     29,954     46,024
                         ---------- ---------- ---------- ----------
Net income. . . . . . . .     9,210     42,304     31,621     49,023

Less net income attribu-
  table to preferred
  shares. . . . . . . . .    (1,933)    (5,744)    (4,971)    (7,676)
                         ---------- ---------- ---------- ----------
Net income attributable
  to common shares. . . .$    7,277     36,560     26,650     41,347
                         ========== ========== ========== ==========

Weighted average common
  shares - basic. . . . .25,440,759 25,196,417 25,433,118 23,721,661

Dilutive Options and
  other plan shares (1) .   275,621      --         --         --
Convertible preferred
  shares (2). . . . . . .     --         --         --         --
                         ---------- ---------- ---------- ----------
Weighted average
  common shares -
  dilutive. . . . . . . .25,716,380 25,196,417 25,433,118 23,721,661
                         ========== ========== ========== ==========

Net income per share:
  Basic . . . . . . . . .$     0.29       1.45       1.05       1.74
  Diluted . . . . . . . .$     0.28       1.45       1.05       1.74
                         ========== ========== ========== ==========

     (1) Income from continuing operations after adjusting for the preferred share allocation results in a loss from continuing operations allocable to common shares for the three months ended June 30, 2004, six months ended June 30, 2005 and
           2004; therefore, 274,727, 281,232 and 272,365, respectively, are excluded from the denominator in calculating diluted earnings per share for income from continuing and discontinued operations pursuant to Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings Per Share."

     (2)   Preferred shares are anti-dilutive.

                   AMLI RESIDENTIAL PROPERTIES TRUST

     Pursuant to EITF 03-06, AMLI's Series B and D convertible preferred shares and (prior to their conversion to common shares) the Series A are considered participating securities. EITF 03-06 requires that each period's income be allocated to participating securities notwithstanding the existence of accumulated deficiency (net income less than dividends) from prior periods. Accordingly, for the reporting periods in which AMLI's net income is in excess of common and preferred dividends, such income is allocated to the common and preferred shares in proportion to their respective interests. During reporting periods in which net income is less than the common and preferred dividends, such deficiency is allocated entirely to the common shares. Income in excess of preferred dividends of $1,106 and $3,812 was allocated to the convertible preferred shares during the three-month period ended March 31, 2005 and June 30, 2004, respectively.

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

     If AMLI had commenced recording option expense as of the January 1, 1996 the effective date of Statement of Financial Accounting Standards ("SFAS") No. 123, pro forma net income, including option expense, and earnings per share would have been as follows:

                          Three Months Ended      Six Months Ended
                               June 30,               June 30,
                        --------------------------------------------
                            2005       2004       2005       2004
                         ---------- ---------- ---------- ----------
Net income, as reported:
  Net income. . . . . . .$    9,210     42,304     31,621     49,023
  Net income attributable
    to preferred shares .    (1,933)    (5,744)    (4,971)    (7,676)
                         ---------- ---------- ---------- ----------
Net income attributable
  to common shares. . . .     7,277     36,560     26,650     41,347
Share-based compensation
  expense included in
  reported net income,
  net of related tax
  effects . . . . . . . .        24         18         94         32
Total share-based employee
  compensation expense
  determined under fair-
  value based method for
  all awards, net of
  related tax effects . .       (77)       (82)      (155)      (144)
                         ---------- ---------- ---------- ----------
Pro forma net income
  - basic and diluted . .$    7,224     36,496     26,589     41,235
                         ========== ========== ========== ==========

                   AMLI RESIDENTIAL PROPERTIES TRUST

                          Three Months Ended      Six Months Ended
                               June 30,               June 30,
                        --------------------------------------------
                            2005       2004       2005       2004
                         ---------- ---------- ---------- ----------
Earnings per share:
  Basic - as reported . .$     0.29       1.45       1.05       1.74
  Basic - pro forma . . .$     0.28       1.45       1.05       1.74

  Diluted - as reported .$     0.28       1.45       1.05       1.74
  Diluted - pro forma . .$     0.28       1.45       1.05       1.74


RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Compensation." It replaces SFAS No. 123, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized and reported in financial statements. It is required to be applied by us beginning January 1, 2006. We intend to adopt SFAS No. 123(R) using the modified prospective application method which requires, among other things, that we recognize compensation expense for all options awarded prior to January 1, 2002 and outstanding at January 1, 2006 for which the requisite service has not yet been rendered. AMLI's adoption of SFAS No. 123(R) is not expected to have a material effect on our financial statements because we have used a fair value based method of accounting for share-based compensation costs for all employee stock compensation awards granted, modified or settled since January 1, 2002 and have been expensing the related costs of these options since. We will not have significant unvested awards outstanding at January 1, 2006 from options awarded prior to January 1, 2002.

     In December 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29," ("SFAS 153"). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured on the fair value of assets exchanged. It eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. AMLI does not expect the adoption of SFAS 153 to have a material impact on its financial statements.

     In March 2005, the FASB issued an interpretation of SFAS No. 143,
FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," ("FIN 47"). FIN 47 requires an entity to recognize a liability for a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event. The liability must be recognized if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. AMLI is evaluating FIN 47 for any impact to the financial statements.

     In June 2005, the Emerging Issues Task Force of FASB agreed on a framework for evaluating whether a general partner controls a limited partnership and should therefore consolidate it (issue "EITF 04-05"). EITF 04-05 applies not only to limited partnerships but also to other forms of ownership, such as limited liability companies. There is a presumption that consolidation by a general partner will be required unless the limited partners have either substantive "Kick-out" or "Participating" rights.

                   AMLI RESIDENTIAL PROPERTIES TRUST

     We account for our investments in 32 partnerships and limited liability companies (referred to as partnerships) using the equity method of accounting (i.e., we do not consolidate these partnerships because, among other things and based on existing accounting literature, we do not control these partnerships (see note 4)). We are required to account for these co-investment partnerships in accordance with EITF 04-05 as of January 1, 2006 and are in the process of reviewing the terms of our various partnership agreements to determine whether any change in the accounting for our investments in these partnerships will be required. Starting in 2006, consolidation of some or all of the partnerships currently accounted for using the equity method of accounting, if required, could have a material impact on our future financial position and results of operations.

     RECLASSIFICATIONS

     Certain amounts in the consolidated 2004 financial statements of AMLI have been reclassified to conform with the current presentation. These reclassifications have no effect on net income or shareholders' equity as previously presented.


3.   INVESTMENT IN RENTAL COMMUNITIES

     RENTAL COMMUNITY ACQUISITIONS

     AMLI acquires interests in institutional quality multifamily communities, with a focus on newer communities, having high-quality construction, attractive amenities, location and market position. During 2005 and 2004 AMLI acquired three and seven wholly-owned rental communities consisting of 1,204 and 2,420 apartment homes for a $113,886 and $265,530 purchase price, respectively. In addition, AMLI acquired its partners' entire interests in three communities in 2004, one of which was sold later in the year. Acquisition cost for the interests AMLI did not already own in these communities totaled $37,662. The communities acquired are located in AMLI's existing markets. AMLI assumed a total of $41,803 and $6,147 of mortgage loans in connection with the acquisition of two and one communities acquired during the six months ended June 30, 2005 and 2004, respectively.

     During the six months ended June 30, 2005 and the year ended
December 31, 2004 AMLI allocated $3,119 and $9,516, respectively, of the total acquisition cost to existing leases; these amounts were included in depreciable property in the accompanying consolidated balance sheets as of June 30, 2005 and December 31, 2004, and are being amortized over the average remaining terms of the leases (approximately twelve months and considerably less than the depreciable lives associated with all other acquisition costs). Amortization of $2,526 and $2,286, and $5,280 and $4,159 for these allocated costs was included in the accompanying statements of operations for the three and six months ended June 30, 2005 and 2004, respectively.

                   AMLI RESIDENTIAL PROPERTIES TRUST

     REHAB

     In 2004, AMLI commenced the rehab of AMLI at West Paces in Atlanta. The costs of the rehab, which are being incurred over the two-year period ending December 31, 2005, are anticipated to total approximately $4,000, of which $3,256 has been incurred and capitalized through June 30, 2005. Depreciation of these costs commence as the rehab of individual apartment units is completed based on the respective useful life of the assets. Cost incurred through June 30, 2005 includes $134 (total budget of $245) of interior painting cost that would have been expensed if the community were not being rehabbed. The total budget also includes $50 in pavement repairs and striping that would have been expensed if these costs were not to be incurred in connection with the rehab of this community.

     RENTAL COMMUNITIES HELD FOR SALE AND DISCONTINUED OPERATIONS

     At June 30, 2005, AMLI had the following rental communities held for sale; revenues, expenses and NOI are included in discontinued operations.

                                                          Actual/
                                Number                  Anticipated
                                  of       Carrying     Disposition
Property                        Units        Cost          Date
--------                        ------     --------     ------------
AMLI:
 at Poplar Creek. . . . . .        196     $ 11,032           7/1/05
 Old Town Carmel (1). . . .         91       10,676     4th Qtr 2005
 at La Villita (2). . . . .        360       22,331             2006
                                 -----     --------
                                   647     $ 44,039
                                 =====     ========

  (1)  Developed for sale by the Service Companies.

  (2) The Service Companies' community under development, which will be sold upon completion.


     AMLI sold four communities (AMLI at Walnut Creek, AMLI in Great
Hills, AMLI at Chase Oaks and AMLI at Bent Tree) in the first half of 2005 and five communities (AMLI at Spring Creek, AMLI at Verandah, AMLI at Nantucket, AMLI on Timberglen and AMLI at Towne Creek) in the second and third quarters of 2004. Interest income on the purchase money note provided to the purchaser of AMLI at Centennial Park and AMLI at Town Center (sold in 2003), which was collected in February 2004, was included in discontinued operations in 2004. In addition, the asset management fee received by AMLI in 2004 in connection with the sale of AMLI at Centennial Park and AMLI at Town Center is included in discontinued operations in 2004. AMLI Old Town Carmel (also held for sale at December 31, 2004), AMLI at Poplar Creek and AMLI at La Villita are held for sale at June 30, 2005. Condensed financial information of the results of operations for these communities for the periods indicated is as follows.

                                        AMLI RESIDENTIAL PROPERTIES TRUST

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                                 Three Months Ended       Six Months Ended
                                                                      June 30,                 June 30,
                                                                --------------------    --------------------
                                                                  2005        2004        2005        2004
                                                                --------    --------    --------    --------
Total community revenues. . . . . . . . . . . . . . . . . . .   $  1,574       5,454       3,759      12,957
Community rental expenses . . . . . . . . . . . . . . . . . .       (975)     (3,046)     (2,360)     (6,281)
                                                                --------    --------    --------    --------
Net operating income. . . . . . . . . . . . . . . . . . . . .        599       2,408       1,399       6,676

Other income (expenses) . . . . . . . . . . . . . . . . . . .        176          (7)        334         304
Depreciation expense. . . . . . . . . . . . . . . . . . . . .       (324)       (966)       (647)     (2,039)
Interest and amortization of deferred costs . . . . . . . . .       (114)       (101)       (209)       (510)
                                                                --------    --------    --------    --------
Income from discontinued operations before
  minority interest . . . . . . . . . . . . . . . . . . . . .        337       1,334         877       4,431

Minority interest . . . . . . . . . . . . . . . . . . . . . .         21          86          53         312
                                                                --------    --------    --------    --------
Income from discontinued operations, net of
  minority interest . . . . . . . . . . . . . . . . . . . . .        316       1,248         824       4,119
                                                                --------    --------    --------    --------
Gains on sales of rental communities. . . . . . . . . . . . .      6,590      40,025      31,007      40,025
Minority interest . . . . . . . . . . . . . . . . . . . . . .       (398)     (2,543)     (1,877)     (2,543)
                                                                --------    --------    --------    --------
Gains on sales of rental communities, net of
  minority interest . . . . . . . . . . . . . . . . . . . . .      6,192      37,482      29,130      37,482
                                                                --------    --------    --------    --------
Gain on extinguishment of debt for a community sold . . . . .      --          5,400       --          5,400
Write-off of unamortized deferred financing cost
  relating to extinguishment of debt. . . . . . . . . . . . .      --           (677)      --           (677)
Minority interest . . . . . . . . . . . . . . . . . . . . . .      --           (300)      --           (300)
                                                                --------    --------    --------    --------
Gain on extinguishment of debt for a community sold,
  net of minority interest. . . . . . . . . . . . . . . . . .      --          4,423       --          4,423
                                                                --------    --------    --------    --------
Income from discontinued operations . . . . . . . . . . . . .   $  6,508      43,153      29,954      46,024
                                                                ========    ========    ========    ========


                   AMLI RESIDENTIAL PROPERTIES TRUST

4.   INVESTMENTS IN PARTNERSHIPS

     AMLI conducts a portion of its multifamily investment activities through joint ventures, limited partnerships, limited liability companies and private real estate investment trusts ("partnerships"). Through
June 30, 2005, AMLI has co-invested with seventeen investors in 54 co-investments in which AMLI's ownership has ranged from 10% to 75%. Through June 30, 2005, AMLI has completed 22 co-investment programs.

     At June 30, 2005 and December 31, 2004, AMLI had investments in 32 and 33 partnerships, respectively, with AMLI's ownership percentages ranging from 15% to 75%. Ownership interests as presented are economic interests. Based on existing GAAP accounting literature, AMLI has concluded that its remaining co-investments are not variable interest entities or that the variable interest held is not significant. AMLI accounts for its investments in unconsolidated partnerships using the equity method of accounting, which is its capital contribution, at cost, less subsequent distributions, and adjusted monthly for its share of the partnership's income or loss.

     At June 30, 2005 and December 31, 2004, 27 of the partnerships' communities were encumbered. All but one of the partnerships' debt financings that were obtained from various financial institutions were at fixed rates ranging from 5.10% to 8.50% and all these first mortgage notes (including one floating rate note) are non-recourse notes secured by the respective communities. In addition to the mortgage loans, AMLI has provided an unsecured $1,200 6.00% fixed-rate loan to a partnership. In general, these loans provide for monthly payments of principal and interest based on 25- or 30-year amortization schedules and a balloon payment at maturity. Some loans provide for payments of interest only.

     On May 25, 2005, AMLI sold AMLI at Fox Valley, a 272-unit co-investment community for a $33,938 sale price. Net proceeds were distributed to the partners. Total gain on sale was $13,624, of which AMLI's share was $3,406.

     Summary financial information relating to investments in partnerships is as follows:

                                              As of         As of
                                             June 30,    December 31,
                                              2005          2004
                                            ----------   ------------
     Total assets . . . . . . . . . . . . . $  987,815      1,021,610
     AMLI's share of total assets . . . . .    341,669        352,288
                                            ==========     ==========

     Total debt . . . . . . . . . . . . . . $  622,909        616,522
     AMLI's share of total debt . . . . . .    225,969        224,735
                                            ==========     ==========

     Total equity . . . . . . . . . . . . . $  340,394        373,028
     AMLI's share of equity . . . . . . . .    107,139        116,559
                                            ==========     ==========

     AMLI's net investment in partnerships. $  108,601        117,986
     Distributions in excess of
       investments in and earnings
       from partnerships. . . . . . . . . .      6,574          6,368
                                            ----------     ----------
     Investments in partnerships. . . . . . $  115,175        124,354
                                            ==========     ==========

                   AMLI RESIDENTIAL PROPERTIES TRUST

     In general, AMLI's share is computed based on its percentage of ownership in each partnership. AMLI's investments in partnerships differ from AMLI's share of partnerships' equity primarily due to capitalized interest on its investments in communities developed, purchase/sale price basis differences and the elimination of AMLI's share of its acquisition, financing, construction and development fee income. Such differences are amortized using the straight-line method over 40 years.

     Details of the differences between AMLI's aggregate investment in partnerships, net of accumulated amortization, and its aggregate share of equity as recorded on the books of these partnerships as of June 30, 2005 and December 31, 2004 are as follows:
                                             June 30,    December 31,
                                              2005          2004
                                            ----------   ------------
     AMLI's share of equity in
       partnerships . . . . . . . . . . . . $  107,139        116,559
     Capitalized interest . . . . . . . . .      4,266          4,565
     Deferred fee income. . . . . . . . . .     (5,126)        (5,311)
     Deferred construction profits. . . . .     (1,345)        (1,434)
     Other comprehensive loss . . . . . . .       (866)          (943)
     Other, net . . . . . . . . . . . . . .      4,533          4,550
                                            ----------     ----------
                                               108,601        117,986
     Distributions in excess of investments
       in and earnings from partnerships. .      6,574          6,368
                                            ----------     ----------
     Investments in partnerships. . . . . . $  115,175        124,354
                                            ==========     ==========

     AMLI's share of income from partnerships is summarized as follows:

                         Three Months Ended      Six Months Ended
                              June 30,               June 30,
                         -------------------   --------------------
                           2005       2004       2005        2004
                         --------   --------   --------    --------
Total revenues. . . . .  $ 33,646     32,937     66,260      65,762
                         ========   ========   ========    ========
Net income excluding
  gain on sale. . . . .  $  1,144      1,042      1,542       3,073
Gain on sale of a
  rental community. . .    13,624      --        13,624       9,438
                         --------   --------   --------    --------
Total net income. . . .  $ 14,768      1,042     15,166      12,511
                         ========   ========   ========    ========
AMLI's share of net
  income excluding
  gain on sale (1). . .  $    784        430      1,162       1,933
AMLI's share of gain
  on sale of a rental
  community . . . . . .     3,406(2)   --         3,406(2)    2,360(3)
                         --------   --------   --------    --------
Total AMLI's share
  of net income . . . .  $  4,190        430      4,568       4,293
                         ========   ========   ========    ========
AMLI's share of
  interest expense,
  net of capitalized
  amounts (4) . . . . .  $  3,920      3,750      7,794       7,478
                         ========   ========   ========    ========
AMLI's share of
  depreciation. . . . .  $  2,607      2,609      5,267       5,199
                         ========   ========   ========    ========

                   AMLI RESIDENTIAL PROPERTIES TRUST

   (1) During the three and six months ended June 30, 2005 and 2004 the Operating Partnership received cash flow or accrued its cash flow preference anticipated to be received in future periods and recorded operating income of $554 and $461, respectively, and $1,229 and $1,527, respectively, in excess of its ownership percentages.

   (2) AMLI's share of gain on sale reported in the consolidated statements of operations for the three and six months ended June 30, 2005 was reduced by $315 of costs previously deferred on AMLI's books.

   (3) AMLI's share of gain on sale reported in the consolidated statement of operations for the six months ended June 30, 2004 includes $288 of income previously deferred on AMLI's books and recognized in income upon sale of the community.

   (4)     Excludes amortization of deferred financing costs.


5.   THE SERVICE COMPANIES

     At June 30, 2005 and December 31, 2004 total assets of the Service Companies were $68,574 and $42,763, respectively. Total assets included net deferred tax assets of $3,977 and $3,999, respectively. In assessing the realizability of these net deferred tax assets, management considers whether it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The ultimate realization of these net deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management is of the opinion that it is more likely than not that substantially all of the net deferred tax assets as of June 30, 2005 will be recovered from future profitable operations of the Service Companies based upon the level of historical taxable income and projections for future taxable income over the periods in which the net deferred tax asset is deductible.

     As of May 1, 2005, AMLI sold AMLI at La Villita, a 360-apartment home community under development, to the Service Companies. The Service Companies are developing AMLI at La Villita to be sold upon completion. AMLI's deferred gain from the sale of approximately $532 has been eliminated in consolidation.

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

                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


6.   DEBT

     At June 30, 2005, 25 of AMLI's 44 wholly-owned stabilized communities are unencumbered.  The table below presents certain information relating to AMLI's indebtedness at June 30, 2005 and December 31, 2004.

                                                       Balance                                Balance
                                           Original      at          Interest     Maturity       at
                                            Amount     6/30/05         Rate         Date      12/31/04
                                           --------    -------      -----------   --------    --------
UNSECURED BOND FINANCINGS:
                                                                     Tax-Exempt
AMLI at Poplar Creek (1)                   $  9,500      9,500       Rate+1.46%     2/1/24      9,500
                                           --------    -------                                -------
MORTGAGE NOTES PAYABLE TO
  FINANCIAL INSTITUTIONS:
AMLI at Bishop's Gate (2)                    15,380      --           7.25%         8/1/05     13,192
AMLI at Regents Center (2)                   20,100      --           8.90%         9/1/05     18,241
AMLI on the Green/AMLI of North Dallas       43,234     36,312        7.79%         5/1/06     36,846
AMLI at Oak Bend (3)                         19,878     18,267        5.62%        12/1/06     18,564
AMLI at Danada Farms (3)                     46,234     43,583        4.51%         3/1/07     44,018
AMLI at Valley Ranch                         18,800     18,784        6.68%        5/10/07     18,800
AMLI at Conner Farms                         14,900     14,887        6.68%        5/10/07     14,900
AMLI at Clairmont                            12,880     11,896        6.95%        1/15/08     12,003
AMLI at McGinnis Ferry (3)                   25,404     24,160        5.04%         7/1/10       --
AMLI - various                              140,000    133,317        6.56%         7/1/11    134,268
AMLI at Cityplace (4)                        20,800     20,242        4.88%         8/1/13       --
AMLI on Eldridge Parkway                     32,709     32,281        5.36%         6/1/14     32,500
AMLI at Riverbend                            45,000     44,459        4.85%         8/1/14     44,788
AMLI at Park Creek                           10,322     10,230        5.65%        12/1/38     10,281
                                           --------    -------                                -------
  Total mortgage notes payable              465,641    408,418                                398,401
                                           --------    -------                                -------
UNSECURED OTHER NOTES PAYABLE:
Primary line of credit (5)                  240,000    149,000        L+1.35%      5/19/06    126,000
Secondary line of credit (5)                 16,000      --           L+1.20%      5/19/06      --
Term loan (5)                               110,000    110,000        L+1.35%     12/19/08    110,000
Other                                         9,200      5,700        L+0.675%   on demand     10,000
                                           --------    -------                                -------
  Total other notes payable                 375,200    264,700                                246,000
                                           --------    -------                                -------
  Total                                    $850,341    682,618                                653,901
                                           ========    =======                                =======





                                      AMLI RESIDENTIAL PROPERTIES TRUST

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




(1)  AMLI at Poplar Creek was sold on July 1, 2005 and this liability was repaid at closing (see note 9).

(2)  These loans were prepaid without penalty in June 2005.

(3)  For financial reporting purposes these three loans were revalued upon acquisition of the communities securing these loans.  At June 30, 2005 the aggregate carrying value of these three loans is a total of
     $4,086 greater than the actual amount due.  The stated fixed rates on these three loans range from 7.33% to
     8.20%; the rates shown in the table are the rates used to initially value these loans for financial reporting purposes.

(4)  AMLI at Cityplace was acquired on May 10, 2005 subject to this existing indebtedness.

(5)  These unsecured lines of credit require that AMLI meet various covenants typical of such arrangements, including minimum net worth, minimum debt service coverage and maximum debt to equity percentage, and at
     June 30, 2005 AMLI is in compliance with these covenants.  On July 26, 2005 the interest rates and other terms, covenants and overall pricing structure were adjusted through modifications to these credit facilities (see note 9).




                   AMLI RESIDENTIAL PROPERTIES TRUST

     As of June 30, 2005, the scheduled contractual maturities of AMLI's debt are as follows:

                        Fixed Rate    Unsecured   Notes
                         Mortgage       Line     Payable
                       Notes Payable  of Credit    to
               Bond    to Financial     and       Joint
            Financings Institutions   Term Loan  Ventures    Total
            ---------- -------------  ---------  --------   -------
2005. . . . . $  --           3,739       --       5,700      9,439
2006. . . . .    --          59,724    149,000      --      208,724
2007. . . . .    --          80,344       --        --       80,344
2008. . . . .    --          16,293    110,000      --      126,293
2009. . . . .    --           5,284       --        --        5,284
Thereafter. .   9,500       243,034       --        --      252,534
              -------       -------    -------    ------    -------
              $ 9,500       408,418    259,000     5,700    682,618
              =======       =======    =======    ======    =======


7.   SEGMENT REPORTING

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

     Information presented for AMLI's co-investment communities is the sum of the revenues, sum of the net operating income ("NOI"), and sum of the assets of all the co-investment communities. The method used to determine segment information relating to the co-investment communities is not in accordance with GAAP. AMLI accounts for its investments in unconsolidated co-investment partnerships using the equity method of accounting in accordance with GAAP.



                                        AMLI RESIDENTIAL PROPERTIES TRUST

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The revenues, NOI, FFO and assets for AMLI's reportable segments are summarized as follows:

<caption>                                                          Three Months Ended      Six Months Ended
                                                                        June 30,               June 30,
                                                                  --------------------  --------------------
                                                                     2005       2004       2005       2004
                                                                   --------   --------   --------   --------
Segment revenues:
 Multifamily rental operations:
   Wholly-owned communities . . . . . . . . . . . . . . . . . .    $ 38,836     29,713     74,820     56,756
   Co-investment communities at 100%. . . . . . . . . . . . . .      33,435     32,905     65,927     65,671
                                                                   --------   --------   --------   --------
                                                                     72,271     62,618    140,747    122,427
 Service Companies' operations. . . . . . . . . . . . . . . . .       8,461     14,570     22,771     31,650
                                                                   --------   --------   --------   --------
 Total segment revenues . . . . . . . . . . . . . . . . . . . .      80,732     77,188    163,518    154,077
 Discontinued operations. . . . . . . . . . . . . . . . . . . .       1,574      5,454      3,759     12,957
                                                                   --------   --------   --------   --------
 Total segment revenues including discontinued operations . . .      82,306     82,642    167,277    167,034

 Reconciling items to consolidated revenues:
   Fee income . . . . . . . . . . . . . . . . . . . . . . . . .         342        424        602        857
   Unconsolidated co-investment partnerships. . . . . . . . . .     (33,435)   (32,905)   (65,927)   (65,671)
   Service Companies' eliminations for related party. . . . . .      (5,957)    (2,703)   (14,898)    (6,549)
   Discontinued operations. . . . . . . . . . . . . . . . . . .      (1,574)    (5,454)    (3,759)   (12,957)
                                                                   --------   --------   --------   --------
 Total consolidated revenues - continuing operations. . . . . .    $ 41,682     42,004     83,295     82,714
                                                                   ========   ========   ========   ========

NOI:
 Multifamily rental operations:
   Wholly-owned communities . . . . . . . . . . . . . . . . . .    $ 21,492     16,598     41,971     32,627
   Co-investment communities at 100%. . . . . . . . . . . . . .      19,539     18,858     38,395     38,396
                                                                   --------   --------   --------   --------
                                                                     41,031     35,456     80,366     71,023
 Service Companies' operations. . . . . . . . . . . . . . . . .        (731)      (526)    (1,518)    (1,008)
                                                                   --------   --------   --------   --------
                                                                     40,300     34,930     78,848     70,015
 Discontinued operations. . . . . . . . . . . . . . . . . . . .         599      2,408      1,399      6,676
                                                                   --------   --------   --------   --------
 Total segment NOI including discontinued operations. . . . . .      40,899     37,338     80,247     76,691
                                                                   --------   --------   --------   --------




                                        AMLI RESIDENTIAL PROPERTIES TRUST

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                   Three Months Ended      Six Months Ended
                                                                        June 30,               June 30,
                                                                  --------------------  --------------------
                                                                     2005       2004       2005       2004
                                                                   --------   --------   --------   --------
Reconciling items to consolidated net income from
 continuing operations:
  Unconsolidated co-investment partnerships:
    Unconsolidated co-investment NOI at 100%. . . . . . . . . .      19,539     18,858     38,395     38,396
    Co-investment partners' share of NOI. . . . . . . . . . . .     (12,753)   (12,429)   (25,034)   (24,864)
                                                                   --------   --------   --------   --------
    AMLI's share of NOI . . . . . . . . . . . . . . . . . . . .       6,786      6,429     13,361     13,532
    AMLI's share of depreciation. . . . . . . . . . . . . . . .      (2,607)    (2,609)    (5,267)    (5,199)
    AMLI's share of interest and amortization of deferred costs      (3,935)    (3,787)    (7,841)    (7,550)
    AMLI's share of other income. . . . . . . . . . . . . . . .         603        462      1,029      1,257
    AMLI's share of other expenses. . . . . . . . . . . . . . .         (63)       (65)      (120)      (107)
                                                                   --------   --------   --------   --------

    AMLI's share of income from partnerships. . . . . . . . . .         784        430      1,162      1,933
                                                                   --------   --------   --------   --------

    Unconsolidated co-investment gain on sale of a community. .      13,624      --        13,624      9,438
    Co-investment partners' share of gain of a partnership's
      community . . . . . . . . . . . . . . . . . . . . . . . .     (10,218)     --       (10,218)    (7,078)
                                                                   --------   --------   --------   --------
    AMLI's share of gain on sale of a partnership's community
      on partnership's books. . . . . . . . . . . . . . . . . .       3,406      --         3,406      2,360
    Income (costs) previously deferred on AMLI's books. . . . .        (315)     --          (315)       288
                                                                   --------   --------   --------   --------
    AMLI's share of gain on sale of a partnership's community .       3,091      --         3,091      2,648
                                                                   --------   --------   --------   --------
    Unconsolidated co-investment NOI at 100%. . . . . . . . . .     (19,539)   (18,858)   (38,395)   (38,396)
                                                                   --------   --------   --------   --------





                                        AMLI RESIDENTIAL PROPERTIES TRUST

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                   Three Months Ended      Six Months Ended
                                                                        June 30,               June 30,
                                                                  --------------------  --------------------
                                                                     2005       2004       2005       2004
                                                                   --------   --------   --------   --------
Other income (expenses):
 Fee income . . . . . . . . . . . . . . . . . . . . . . . . . .         342        424        602      1,142
 Other income . . . . . . . . . . . . . . . . . . . . . . . . .         607        422        966        927
 Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .     (11,330)    (9,468)   (22,634)   (18,109)
 Interest and amortization of deferred costs. . . . . . . . . .      (9,621)    (7,077)   (18,531)   (14,334)
 General and administrative . . . . . . . . . . . . . . . . . .      (1,995)    (1,793)    (3,956)    (3,989)
 Prepayment penalty and write-off of unamortized deferred
   financing costs relating to extinguishment of debt . . . . .       --        (1,121)     --        (1,121)
 Provision for loss on land held for sale . . . . . . . . . . .        (150)     --          (150)     --
                                                                   --------   --------   --------   --------
                                                                    (22,147)   (18,613)   (43,703)   (35,484)
                                                                   --------   --------   --------   --------

Income from operations. . . . . . . . . . . . . . . . . . . . .       3,088        297      2,402      7,392
Discontinued operations . . . . . . . . . . . . . . . . . . . .        (337)    (1,334)      (877)    (4,431)
                                                                   --------   --------   --------   --------

Income (loss) from continuing operations. . . . . . . . . . . .       2,751     (1,037)     1,525      2,961

Reconciliation to FFO:
Income from discontinued operations before minority interest. .         337      1,334        877      4,431
Depreciation (1). . . . . . . . . . . . . . . . . . . . . . . .      11,330      9,468     22,634     18,109
Share of partnerships' depreciation . . . . . . . . . . . . . .       2,607      2,609      5,267      5,199
Share of the Service Companies' depreciation. . . . . . . . . .          37      --            37      --
Share of gain on sale of a co-investment community. . . . . . .      (3,091)     --        (3,091)    (2,648)
Share of gain on sale of a community built for sale
  by the Service Companies. . . . . . . . . . . . . . . . . . .       2,215      --         2,215      --
Gain on extinguishment of debt. . . . . . . . . . . . . . . . .       --         4,723      --         4,723
                                                                   --------   --------   --------   --------

    FFO . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 16,186     17,097     29,464     32,775
                                                                   ========   ========   ========   ========






                                        AMLI RESIDENTIAL PROPERTIES TRUST

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                                    June 30,    December 31,
                                                                                      2005          2004
                                                                                   ----------   ------------
Segment assets:
 Multifamily rental communities:
  Wholly-owned communities. . . . . . . . . . . . . . . . . . . . . . . . . . .    $1,287,086      1,206,299
  Co-investment communities at 100% . . . . . . . . . . . . . . . . . . . . . .     1,104,878      1,124,390
                                                                                   ----------     ----------
                                                                                    2,391,964      2,330,689
 Service Companies' assets. . . . . . . . . . . . . . . . . . . . . . . . . . .        35,200         32,403
                                                                                   ----------     ----------
                                                                                    2,427,164      2,363,092
 Rental communities held for sale, net of accumulated depreciation:
   Wholly-owned communities (2) . . . . . . . . . . . . . . . . . . . . . . . .        11,032         49,607
   Service Companies' communities (3) . . . . . . . . . . . . . . . . . . . . .        33,374         10,360
   Elimination of deferred gain on a community sold to the Service Companies. .          (532)         --
   Costs capitalized on the OP's books relating to the Service Companies'
     communities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           165            194
                                                                                   ----------     ----------
                                                                                    2,471,203      2,423,253
 Accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . .      (154,666)      (136,168)
                                                                                   ----------     ----------
 Total segment assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,316,537      2,287,085

 Non-segment assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        25,999         36,374
 Investments in partnerships. . . . . . . . . . . . . . . . . . . . . . . . . .       115,175        124,354
 Unconsolidated co-investment partnerships. . . . . . . . . . . . . . . . . . .    (1,104,878)    (1,124,390)
                                                                                   ----------     ----------
Total consolidated assets . . . . . . . . . . . . . . . . . . . . . . . . . . .    $1,352,833      1,323,423
                                                                                   ==========     ==========


  (1)  Includes discontinued operations.

  (2)  Net of accumulated depreciation of $2,820 and $14,360 for the period ended June 30, 2005 and December 31, 2004, respectively.

  (3)  These communities were built or under development for sale and are not being depreciated.


                   AMLI RESIDENTIAL PROPERTIES TRUST

8.   COMMITMENTS AND CONTINGENCIES

     LETTERS OF CREDIT AND GUARANTEES

     At June 30, 2005, AMLI was contingently liable with respect to $15,041 bank letters of credit issued to secure commitments made in the ordinary course of business by AMLI and its co-investment partnerships. At June 30, 2005, AMLI was contingently liable with respect to guarantees issued to secure undertakings made by various unconsolidated affiliates, including the guaranty of $12,368 of the construction financing for AMLI's 30% owned AMLI Downtown community. On July 26, 2005, AMLI's guarantee for AMLI Downtown was reduced to the new commitment amount of $7,000 (approximately $4,050 outstanding at June 30, 2005) (see note 9).


9.   SUBSEQUENT EVENTS

     On July 1, 2005, AMLI sold AMLI at Poplar Creek, a 196-apartment home wholly-owned community located in Schaumburg, Illinois, for $24,950. AMLI will recognize a gain for financial reporting purposes of approximately $12,650 in connection with the sale and approximately $900 of gain and FFO resulting from the extinguishment of debt.

     On July 6, 2005, AMLI acquired AMLI Memorial Heights, a 380-apartment home community located in Houston, Texas, for $52,000. AMLI acquired this community subject to $35,350 in existing 4.9% fixed-rate mortgage debt.

     On July 26, 2005, the terms of our unsecured credit facilities were modified and we incurred various fees which total approximately $1,110 in connection with the modification of these credit facilities.

     The total commitment for our primary unsecured line of credit from our bank group was increased from $240,000 to $250,000; the final maturity of advances made pursuant to this line of credit was extended from May 19, 2006 to July 26, 2008; the interest rate on the line of credit will vary from 0.70% to 1.15% in excess of LIBOR (excluding annual 0.20% facility fee) and will be adjusted each quarter based on an actual financial ratio (measuring overall debt as a percentage of debt outstanding) as of the end of each quarter; and there have been modifications to various covenants, all customary for this type of facility. Based on the actual financial ratio as of June 30, 2005, the interest rate on this line of credit will be 0.95% (excludes facility fee) in excess of LIBOR from the closing of this modification to September 30, 2005.

     The covenants in our $110,000 unsecured term loan have been adjusted to conform to the covenants contained in the modified $250,000 primary line of credit agreement.

     Our secondary unsecured line of credit has been increased from $16,000 to $20,000 and the term and covenants have been adjusted to conform to the terms of the modified primary line of credit agreement. The interest rate has been changed to LIBOR plus 1.15%.

     AMLI Downtown, L.P., a 30%-owned partnership, received the proceeds of a new $25,000 fixed-rate mortgage loan secured by the residential portion of this partnership's community, AMLI Downtown. The proceeds were used to substantially repay a construction loan which was used to finance the development. The construction loan has been modified to provide for an amended commitment of $7,000 to finance the retail and garage components of this mixed-use development.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements of Amli Residential Properties Trust ("AMLI" or the "Company") as of June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2005 and 2004, and related notes. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. The discussion should also be read in conjunction with the financial statements and notes thereto and the critical accounting policies and estimates included in AMLI's December 31, 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The terms "we", "us" or "our" when used in this discussion and analysis mean AMLI or the Company. Dollars are in thousands, except share data, rental rates and expenditures per unit.

OVERVIEW

     AMLI is one of the largest owners and operators of multifamily apartment communities in the United States. AMLI develops, owns and manages upscale multifamily apartment communities in nine major markets in the Southwest, Southeast, Midwest and Mountain regions of the United States. AMLI also acquires and develops multifamily communities in co-investment partnerships with primarily institutional investors, such as insurance companies, endowments, foundations, and public and corporate pension funds.

     As of June 30, 2005, AMLI owned an approximate 95% general partnership interest in AMLI Residential Properties, L.P., (the "Operating Partnership"), which holds the operating assets of the Company. The approximate 5% not owned by AMLI was owned by the limited partners.

     AMLI believes it has qualified, and anticipates continuing to qualify, as a real estate investment trust ("REIT") for Federal income tax purposes.

     At June 30, 2005, AMLI owned wholly 44 stabilized multifamily apartment communities consisting of 16,100 apartment homes and had interests in 30 co-investment stabilized communities comprised of 11,852 apartment homes. Four communities containing 1,047 apartment homes are under development or in lease-up. The Service Companies have developed a 91-apartment home community currently held for sale and has under development a 360-apartment home community to be sold.

     At June 30, 2005, AMLI had three apartment communities held for sale, containing 647 apartment homes. One community was sold on July 1, 2005, one other community is expected to be sold later this year; and the third community containing 360 apartment homes is anticipated to be substantially completed by December 31, 2005 and sold thereafter.

     AMLI expects to selectively increase the number of markets in which it operates and to maximize operating earnings from its portfolio of operating communities through its acquisition and development activities and by co-investing with institutional partners. AMLI also seeks to improve operating results of its rental communities as its AMLI<registered trademark> brand name becomes widely recognized as a mark of high-quality apartment homes and exceptional custom service.

     Through AMLI's acquisition activities during the six months ended
June 30, 2005 and year ended December 31, 2004, its wholly-owned portfolio of communities increased by thirteen communities containing 4,332 apartment homes. Three of these acquisitions represent purchase of interests we did not already own in communities previously owned in co-investment partnerships. During the same periods, AMLI sold nine communities containing 3,994 apartment homes.

     During the second quarter of 2005, AMLI commenced the development of two communities, one is a 245-unit development located in Dunwoody, Georgia and another is a 288-unit development in Overland Park, Kansas. We anticipate additional developments to commence in AMLI's Atlanta, Austin and Ft. Worth markets in the foreseeable future.

     There were no new co-investment partnerships formed during the first six months of 2005; however, we continue to pursue joint venture acquisition and development opportunities with our existing venture partners and others.

     Net income for the quarter and six months ended June 30, 2005 was $9,210 and $31,621, respectively, as compared to $42,304 and $49,023, respectively, in the year earlier periods. Diluted earnings per share ("EPS") for the quarter ended June 30, 2005 was $0.28 compared to $1.45 for the same period a year earlier, a decrease of 80.7%. For the six months ended June 30, 2005, EPS was $1.05 compared to $1.74 for the comparable period of 2004. The difference in net income between periods is primarily attributable to the aggregate gains recognized from sales of rental communities, net of minority interests, and AMLI's share of gains on sales of partnership communities. Such amounts were $9,097 and $32,035 for the three and six months ended June 30, 2005, respectively, and $41,905 and $44,360 for the three and six months ended June 30, 2004, respectively. AMLI had a solid quarter reflecting the improving market conditions in AMLI's nine markets as well as AMLI's increasing transactional activity.

     Wholly-owned same community occupancies were up in seven of AMLI's eight markets during the second quarter of 2005 compared to the same period in 2004. Same community average occupancy for all markets increased to 93.7% for the quarter ended June 30, 2005 from 92.4% for the same quarter a year ago. Collected revenues increased slightly for same community portfolio to an average of $839 per occupied unit during the second quarter of 2005 from $835 during the same period in 2004. For the second quarter of 2005, same community revenues were up 1.9%, while operating expenses grew 2.2% resulting in a 1.8% increase in net operating income ("NOI") compared to the second quarter of a year ago.

     Comparative revenues, operating expenses and NOI are described in further detail in the Results of Community Operations section below.

CO-INVESTMENT

     At June 30, 2005, the Operating Partnership was a general partner or a managing member in various partnerships or limited liability companies (referred to as "partnerships"). Through June 30, 2005, 54 partnerships have been formed. AMLI's ownership interest in these unconsolidated partnerships has ranged from 10% to 75%. Through June 30, 2005, 22 partnerships have been terminated as a result of asset dispositions and AMLI's acquisition in 2003 and 2004 of its partners' interests in eleven co-investment partnerships (see note 4 to the consolidated financial statements).

CRITICAL ACCOUNTING POLICIES

     AMLI outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 11, 2005. There have been no substantive changes to AMLI's critical accounting policies since
December 31, 2004.

RESULTS OF COMMUNITY OPERATIONS

GENERAL

     At June 30, 2005 and 2004, AMLI wholly owned 44 and 41 stabilized communities, respectively, containing 16,100 and 15,068 apartment homes, respectively. Stabilized communities are communities that are fully completed and have, in the opinion of management, completed their initial lease-up. Operating results of wholly-owned stabilized communities are reflected in AMLI's consolidated statements of operations under rental operations as well as under income from discontinued operations. Two wholly-owned communities containing 533 apartment units are under development and have not generated any income as no apartment units were ready for occupancy as of June 2005. Thirty-two communities, of which 30 are stabilized and two are under development or in lease-up, are owned in partnerships, and AMLI's share of operating results is included in income from partnerships.

     AMLI distinguishes between Stabilized communities from Development and lease-up communities, Communities under rehab and Communities sold.

     Stabilized communities include same store communities; communities acquired from or contributed to partnerships; communities that were developed by AMLI and were stabilized during the periods presented; and communities acquired by AMLI during the periods presented.

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

      Community rental expenses include such amounts as may be reported as discontinued operations. The following table presents additional information on community rental expenses reported in the consolidated statements of operations (excludes rental expenses for communities reported in discontinued operations):

                           Three Months Ended      Six Months Ended
                                June 30,               June 30,
                          --------------------  --------------------
                             2005       2004       2005       2004
                           --------   --------   --------   --------
Personnel . . . . . . . .  $  4,273      3,226      8,170      6,042
Advertising and promotion       926        641      1,673      1,122
Utilities . . . . . . . .     1,004        861      2,035      1,698
Building repairs and
  maintenance . . . . . .     1,978      1,976      3,879      3,133
Landscaping and
  grounds maintenance . .     1,043        778      1,504      1,112
Real estate taxes . . . .     5,669      3,784     10,885      7,536
Insurance . . . . . . . .       742        627      1,389      1,204
Property management fees.     1,196        911      2,304      1,744
Other rental expenses . .       513        311      1,010        538
                           --------   --------   --------   --------
Total . . . . . . . . . .  $ 17,344     13,115     32,849     24,129
                           ========   ========   ========   ========

     Community rental expenses exclude losses from sales or valuation of land, expenses of the Service Companies, general and administrative expenses including real estate taxes on land parcels, interest expense, income taxes, depreciation and amortization. Rental expenses of communities sold or held for sale are included in discontinued operations.

     NOI represents community revenues less community operating expenses. AMLI uses NOI to measure the operating results of its communities. NOI is commonly used in the industry in the valuation of income producing real estate, and as a supplementary performance measure. This performance measure is not intended as a replacement for net income determined in accordance with generally accepted accounting principles ("GAAP").


WHOLLY-OWNED COMMUNITIES

     Revenues, rental expenses and NOI from wholly-owned communities are summarized as follows:

                           Three Months Ended      Six Months Ended
                                June 30,               June 30,
                          --------------------  --------------------
                             2005       2004       2005       2004
                           --------   --------   --------   --------
TOTAL WHOLLY-OWNED
COMMUNITY RENTAL REVENUES
-------------------------
Stabilized communities. .  $ 38,739     29,532     74,604     56,340
Communities under rehab .       693        788      1,407      1,620
Communities sold. . . . .       978      4,847      2,568     11,753
                           --------   --------   --------   --------
  Total . . . . . . . . .    40,410     35,167     78,579     69,713
  Discontinued operations     1,574      5,454      3,759     12,957
                           --------   --------   --------   --------
  Continuing operations .  $ 38,836     29,713     74,820     56,756
                           ========   ========   ========   ========

TOTAL WHOLLY-OWNED
COMMUNITY RENTAL EXPENSES
-------------------------
Stabilized communities. .  $ 17,260     13,098     32,684     24,045
Communities under rehab .       404        382        781        747
Communities sold. . . . .       655      2,681      1,744      5,618
                           --------   --------   --------   --------
  Total . . . . . . . . .    18,319     16,161     35,209     30,410
  Discontinued operations       975      3,046      2,360      6,281
                           --------   --------   --------   --------
  Continuing operations .  $ 17,344     13,115     32,849     24,129
                           ========   ========   ========   ========

                           Three Months Ended      Six Months Ended
                                June 30,               June 30,
                          --------------------  --------------------
                             2005       2004       2005       2004
                           --------   --------   --------   --------
TOTAL WHOLLY-OWNED
COMMUNITY NOI
------------------
Stabilized communities. .  $ 21,479     16,434     41,920     32,295
Communities under rehab .       289        406        626        873
Communities sold. . . . .       323      2,166        824      6,135
                           --------   --------   --------   --------
  Total . . . . . . . . .    22,091     19,006     43,370     39,303
  Discontinued operations       599      2,408      1,399      6,676
                           --------   --------   --------   --------
  Continuing operations .  $ 21,492     16,598     41,971     32,627
                           ========   ========   ========   ========
RECONCILIATION OF
NOI TO NET INCOME
-----------------
Community revenues (1). .  $ 40,410     35,167     78,579     69,713
Community rental
  expenses (1). . . . . .   (18,319)   (16,161)   (35,209)   (30,410)
                           --------   --------   --------   --------
Community NOI (1) . . . .    22,091     19,006     43,370     39,303

Income from partnerships.       784        430      1,162      1,933
Share of gain on sale
  of a partnership
  community . . . . . . .     3,091      --         3,091      2,648
Fee income. . . . . . . .       342        424        602        857
Other income (1). . . . .       607        422        966      1,212
Service Companies'
  revenues. . . . . . . .     2,504     11,867      7,873     25,101
Service Companies'
  expenses. . . . . . . .    (3,235)   (12,393)    (9,391)   (26,109)
Depreciation (1). . . . .   (11,330)    (9,468)   (22,634)   (18,109)
Interest and amortiza-
  tion of deferred
  costs (1) . . . . . . .    (9,621)    (7,077)   (18,531)   (14,334)
General and administra-
  tive expenses . . . . .    (1,995)    (1,793)    (3,956)    (3,989)
Provision for loss on
  land held for sale. . .      (150)     --          (150)     --
Prepayment penalty and
  write-off of unamor-
  tized deferred
  financing costs
  relating to extinguish-
  ment of debt. . . . . .     --        (1,121)     --        (1,121)
                           --------   --------   --------   --------
Income before sales of
  rental communities and
  minority interest . . .     3,088        297      2,402      7,392

Gains on sales of
  rental communities. . .     6,590     40,025     31,007     40,025
Gain on extinguishment
  of debt . . . . . . . .     --         4,723      --         4,723
                           --------   --------   --------   --------
Income before minority
  interest. . . . . . . .     9,678     45,045     33,409     52,140

Minority interest . . . .      (468)    (2,741)    (1,788)    (3,117)
                           --------   --------   --------   --------
Net income. . . . . . . .  $  9,210     42,304     31,621     49,023
                           ========   ========   ========   ========

   (1)  Including discontinued operations.

RESULTS OF COMMUNITY OPERATIONS


     Total community rental revenues from stabilized communities increased by $9,207, or 31.2%, for the three months ended June 30, 2005 compared to the same period a year ago. This increase was a result of three communities acquired in 2005, which contributed $2,931 of revenues; four communities acquired during the second half of 2004, which contributed revenues of $3,943; interest in two communities that AMLI acquired from its partners at the end of 2004 generated $1,156 of revenues; and the balance of the increase was from the three communities acquired during the second quarter of 2004, which contributed a full quarter of revenues in 2005, and from same community revenue increase.

     The community under rehab had a $95, or 12.1%, decrease in revenues in the second quarter of 2005 compared to the same period in 2004 due to units not available for occupancy while being rehabbed. The rehab is substantially complete as of June 30, 2005, and we anticipate an increase in occupancy and rental rates at this community in the near future.

     The significant decrease in revenues from sold communities of $3,869 was from five communities containing 2,440 apartments that were sold in 2004, which generated $2,077 of total revenues in 2004, and from three communities that were sold early in the first quarter of 2005 resulting in a decrease in revenues of $2,244. The decrease was offset in part by an increase in revenues from a community acquired from the Service Companies in April 2004, which was sold at the end of June 2005.

     Community NOI for the three months ended June 30, 2005 was $3,085, or 16.2%, higher than the same period a year ago. Stabilized communities generated a $5,045 increase, which was offset in part by a decrease from communities under rehab and communities sold in 2004 and 2005. The increase in total community revenues from stabilized communities had a corresponding increase in rental expenses of $4,162, or 45.2% of total revenue increase.

     For the six months ended June 30, 2005, total community revenues, rental expenses and NOI from stabilized communities increased by $18,264 (32.4%), $8,639 (35.9%) and $9,625 ($29.8%), respectively, compared to the same period in the previous year. The net increase in total revenues of $8,866, rental expenses of $4,799 and NOI of $4,067 were reduced by decreases from communities sold. These increases were a direct result of acquisitions less dispositions which resulted in a net increase in our portfolio of apartment homes, which are newer and better quality, and we anticipate these communities will further contribute to our NOI growth.

     Refer to the discussion on AMLI's markets and the impact of changes in occupancy, average collected rent per occupied unit and other community revenues in SAME STORE COMMUNITIES discussion and analysis.

CO-INVESTMENT COMMUNITIES

     Revenues, rental expenses and NOI from co-investment communities at 100% are summarized as follows:

                          Three Months Ended    Six Months Ended
                               June 30,             June 30,
                          ------------------- -------------------
                            2005       2004      2005      2004
                          --------   --------  --------  --------
TOTAL CO-INVESTMENT
COMMUNITY REVENUES
-------------------
Stabilized communities. . $ 31,618     32,053    62,411    63,671
Development and lease-up
  communities . . . . . .    1,294         75     2,221        75
Communities sold. . . . .      523        777     1,295     1,925
                          --------   --------  --------  --------
    Total . . . . . . . . $ 33,435     32,905    65,927    65,671
                          ========   ========  ========  ========
TOTAL CO-INVESTMENT
COMMUNITY RENTAL EXPENSES
-------------------------
Stabilized communities. . $ 12,880     13,443    25,419    26,046
Development and lease-up
  communities . . . . . .      810        210     1,569       270
Communities sold. . . . .      206        394       544       959
                          ---------  --------  --------  --------
    Total . . . . . . . . $ 13,896     14,047    27,532    27,275
                          ========   ========  ========  ========

TOTAL CO-INVESTMENT
COMMUNITY NOI
-------------------
Stabilized communities. . $ 18,738     18,610    36,992    37,625
Development and lease-up
  communities . . . . . .      484       (135)      652      (195)
Communities sold. . . . .      317        383       751       966
                          --------   --------  --------  --------
    Total . . . . . . . . $ 19,539     18,858    38,395    38,396
                          ========   ========  ========  ========

RECONCILIATION OF NOI TO
INCOME FROM PARTNERSHIPS
------------------------
Community revenues. . . . $ 33,435     32,905    65,927    65,671
Community rental
  expenses. . . . . . . .  (13,896)   (14,047)  (27,532)  (27,275)
                          --------   --------  --------  --------
Community NOI . . . . . .   19,539     18,858    38,395    38,396

Other income. . . . . . .      210         52       333       235
Other expenses. . . . . .     (344)      (325)     (706)     (671)
Interest expense and
  amortization of
  deferred costs. . . . .  (10,742)   (10,025)  (21,279)  (19,899)
Depreciation. . . . . . .   (7,519)    (7,518)  (15,201)  (14,988)
                          --------   --------  --------  --------

                          Three Months Ended   Six Months Ended
                               June 30,            June 30,
                          ---------------------------------------
                            2005       2004      2005      2004
                          --------   -------- --------   --------

Income before sale of a
  rental community. . . .    1,144      1,042    1,542      3,073

Gain on sale of a
  rental community. . . .   13,624      --      13,624      9,438
                          --------   -------- --------   --------
Net income. . . . . . . .   14,768      1,042   15,166     12,511

Co-investment partners
  share of net income
  and gain on sale of
  a rental community. . .   10,578        612   10,598      8,218
                          --------   -------- --------   --------
AMLI's share of net
  income from partner-
  ships including share
  of gain on sale of a
  rental community. . . . $  4,190        430    4,568      4,293
                          ========   ======== ========   ========

Co-investment partners'
  share of net income
  before gain on sale of
  a rental community. . . $    360        612      380      1,140
Co-investment partners'
  share of gain on sale
  of a rental community .   10,218      --      10,218      7,078
                          --------   -------- --------   --------
Co-investment partners'
  share of net income . .   10,578        612   10,598      8,218
                          --------   -------- --------   --------
AMLI's share of net
  income from
  partnerships. . . . . .      784        430    1,162      1,933
AMLI's share of gain
  on sale of a rental
  community . . . . . . .    3,406      --       3,406 (1)  2,360 (2)
                          --------   -------- --------   --------
AMLI's share of net
  income. . . . . . . . .    4,190        430    4,568      4,293
                          --------   -------- --------   --------
Partnerships' net income. $ 14,768      1,042   15,166     12,511
                          ========   ======== ========   ========

  (1) AMLI's share of gain on sale reported in the consolidated statements of operations for the three and six months ended June 30, 2005 was reduced by $315 of costs previously deferred on AMLI's books.

  (2)AMLI's share of gain on sale reported in the consolidated statement of operations for the six months ended June 30, 2004 includes
     $288 of income previously deferred on AMLI's books.

     Total community rental revenues from development and lease-up communities increased significantly by $1,219 from $75 as one community, which commenced rental operations in the second quarter of 2004, achieved a 81.9% average occupancy for the second quarter of 2005. In addition, another development community commenced rental operations in the first quarter of 2005. Newly stabilized communities also contributed to the increase in total revenues, as one community which was in lease-up in 2004 reached stabilization in 2005. Revenues from stabilized communities decreased by $435 in the second quarter of 2005 compared to 2004. AMLI's acquisition of its partners' interests in two co-investment communities resulted in a revenue decrease. An additional revenue decrease of $254 was attributable to the communities sold. These changes resulted in a net increase of $530, or 1.6%, in total revenues for the second quarter of 2005 compared to the second quarter of 2004.

     Total community NOI for the three months ended June 30, 2005 was $681, or 3.6%, higher than the same period a year ago. Stabilized and development and in lease-up communities generated a $747 increase, which was offset in part by a decrease from communities sold in 2004 and 2005. The increase in total community revenues from development and in lease-up communities had a corresponding increase in rental expenses of $600, or 49.2% of total revenue increase from these communities.

     For the six months ended June 30, 2005, total community revenues, rental expenses and NOI from development and in lease-up communities increased by $2,146, $1,299 and $847, respectively, compared to the same period in the previous year. The net increase in total revenues of $256 was offset by an increase in rental expenses of $257 resulting in NOI being flat for the year-over-year comparison. This is primarily due to a decrease in revenues, expenses and NOI from two communities which AMLI acquired interest it did not already own from two partners. In addition, one community that was sold in January 2004 and another in May of 2005 contributed to the overall decrease in revenues, expenses and NOI.

     Refer to the discussion on AMLI's markets and the impact of changes in occupancy, average collected rent per occupied unit and other community revenues in SAME STORE COMMUNITIES discussion and analysis.


ACQUISITIONS

     During 2005 and 2004 AMLI acquired a total of ten communities from third parties and in 2004 AMLI acquired interests it did not already own in three rental communities from two partners as follows.

                                         PERCEN-                                                  PERCEN-
                                          TAGE       NUMBER                           DEBT         TAGE
                                        INTEREST      OF       DATE       PURCHASE  ASSUMED/      TOTAL
COMMUNITY               LOCATION        ACQUIRED     UNITS    ACQUIRED     PRICE    OBTAINED      EQUITY
---------               --------        ---------   --------  --------    --------  --------      ------
2005 Acquisitions:
WHOLLY-OWNED:
AMLI:
 at Lantana Hills . . . Austin, TX           100%        264   1/21/05    $ 24,150     --          24,150
 at McGinnis Ferry
    (1) . . . . . . . . Gwinnett County,
                          GA                 100%        696   2/24/05      64,736    21,536       43,200
 at Cityplace . . . . . Dallas, TX           100%        244   5/10/05      25,000    20,267        4,733
                                                       -----              --------   -------      -------
                                                       1,204               113,886    41,803       72,083
                                                       -----              --------   -------      -------
2004 Acquisitions:
AMLI:
 on Timberglen (2). . . Dallas, TX            60%        260    1/5/04      10,439     6,147        4,292
 at Ibis. . . . . . . . West Palm Beach, FL  100%        234   4/15/04      24,675     --          24,675
 on Eldridge Parkway. . Houston, TX          100%        668   4/15/04      48,000    32,709 (3)   15,291
 on the Fairways. . . . Coppell, TX          100%        322   4/30/04      23,405     --          23,405
 at Westcliff . . . . . Westminster, CO      100%        372   8/18/04      43,500     --          43,500
 at Canterfield . . . . West Dundee, IL      100%        352   9/14/04      55,350     --          55,350
 at River Run . . . . . Naperville, IL       100%        206   9/14/04      31,500     --          31,500
 at Kirkland Crossing . Aurora, IL           100%        266  10/20/04      39,100     --          39,100
 at Wynnewood Farms (2) Overland Park, KS     75%        232  11/15/04      22,265     --          22,265
 at Lake Clearwater (2) Indianapolis, IN      75%        216  11/15/04      19,600     --          19,600
                                                      ------              --------   -------      -------
                                                       3,128               317,834    38,856      278,978
                                                      ------              --------   -------      -------
   Total  . . . . . . .                                4,332              $431,720    80,659      351,061
                                                      ======              ========   =======      =======

  (1)  Debt assumed is reported above at face amount but has been recorded at fair value for financial reporting purposes based on management's estimate of current interest rates for comparable debt.
  (2)  The purchase price and the amount of debt assumed are stated at 100%.  AMLI acquired the interests it did not already own in these communities from its co-investment partners.  Debt assumed upon acquisition of
       AMLI on Timberglen was repaid in January 2004 and this community was sold in August 2004.
  (3)  The first mortgage loan closed on May 26, 2004 subsequent to the date of acquisition.

COMMUNITIES UNDER DEVELOPMENT OR IN LEASE-UP AND LAND HELD FOR DEVELOPMENT OR SALE

     COMMUNITIES UNDER DEVELOPMENT OR IN LEASE-UP

     During the construction period, interest and real estate taxes incurred, amortization of deferred costs and other costs relating to communities under development are capitalized.  Total estimated completion costs include costs of initial lease-up and certain other costs some of which are expensed for financial reporting purposes.  At
June 30, 2005, AMLI had interests in four communities under development or in lease-up including two owned in partnerships and the Service Companies had one community being developed for sale, as follows:
                                                        TOTAL                                    AMLI'S
                                                     CAPITALIZED    TOTAL              AMLI'S   REMAINING
COMMUNITY                                     NUMBER   THROUGH    ESTIMATED   DEBT     SHARE OF  EQUITY
(AMLI's ownership                               OF     JUNE 30,   COSTS UPON COMMIT-   REQUIRED  COMMIT-
percentage)                LOCATION           UNITS      2005     COMPLETION  MENT     EQUITY     MENT
-----------------          --------           ------ ------------ ---------- -------   ------------------

Communities substantially completed and in lease-up:
 AMLI:
  Downtown (30%) (1)       Austin, TX           220   $ 45,338      52,000   30,920(2)    6,000    --
                                              -----   --------    --------   -------    -------  -------

Communities under development:
 AMLI:
  at Museum Gardens
    (25%)                  Vernon Hills, IL     294     59,216      61,700    37,000      6,360      460
  at Perimeter Gardens
    (100%)                 Dunwoody, GA         245      5,598      26,500     --        26,500   20,902
  Clear Creek I (100%)     Overland Park, KS    288      3,759      24,700     --        24,700   20,941
                                              -----   --------    --------   -------    -------  -------
                                                827     68,573     112,900    37,000     57,560   42,303
                                              -----   --------    --------   -------    -------  -------

Service Companies' communities under development for sale:
 AMLI:
  at La Villita (100%)     Los Colinas, TX      360     22,876      24,800     --        24,800    1,924
                                              -----   --------    --------   -------    -------  -------

        Total                                 1,407   $136,787     189,700    67,920     88,360   44,227
                                              =====   ========     =======   =======    =======  =======

 (1) The apartment homes and garage components were substantially complete.  Tenant finish for the remaining retail space will be completed as space is leased.

 (2) The debt amount was increased to a total of $32,000 on July 26, 2005 (see note 9 to the consolidated financial statements).


     LAND HELD FOR DEVELOPMENT OR SALE

     AMLI expenses interest carry on land parcels not currently under development.  AMLI evaluates the value of land parcels held for development or sale and recognizes an impairment charge in the amount of the excess of its carrying amount over its fair value if it has determined that the fair value is less than the carrying amount.  At
June 30, 2005, AMLI's land parcels held for future development or sale were as follows:
                                                                             TOTAL COSTS
                                                                             CAPITALIZED        CARRYING
                                                                NUMBER        THROUGH            VALUE
                                                                  OF          JUNE 30,          JUNE 30,
                                      LOCATION                  ACRES           2005              2005
                                      --------                  ------       -----------      ------------
Land held for development:
AMLI:
 at Anderson Mill (1)                 Austin, TX                   34           $  5,187            4,816
 at Barrett Lakes III                 Atlanta, GA                  12              1,320            1,320
 Clear Creek II (1)                   Overland Park, KS             7                935              935
                                                                  ---           --------           ------
                                                                   53              7,442            7,071
                                                                  ---           --------           ------
Land held for sale:
AMLI at Champions II                  Houston, TX                  14              1,639              848
                                                                  ---           --------           ------
Other development costs:
Austin Block 22                       Austin, TX                   --              3,325            3,325
                                                                  ---           --------           ------
    Subtotal                                                       67             12,406           11,244
                                                                  ---           --------           ------
Service Companies:
 Land held for development:
  AMLI at Fossil Creek I              Ft. Worth, TX                18              3,493            3,035
                                                                  ---           --------           ------
 Land held for sale:
  AMLI at:
    Fossil Creek II                   Ft. Worth, TX                16              2,551            2,212
    Prairie Lakes                     Noblesville, IN             120              7,846            7,046
                                                                  ---           --------           ------
    Subtotal                                                      136             10,397            9,258
                                                                  ---           --------           ------
 Land held for development or sale                                154             13,890           12,293
                                                                  ---           --------           ------
    Total                                                         221           $ 26,296           23,537
                                                                  ===           ========           ======

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

                                                           COSTS                                 AMLI'S
                                NUMBER   YEAR              BEFORE                                SHARE
                                  OF   ACQUIRED/    DATE   DEPRE-     SALE     NET                OF
COMMUNITY          LOCATION      UNITS DEVELOPED    SOLD   CIATION    PRICE  PROCEEDS   GAIN     GAIN
---------          --------     ------ ---------  -------- --------  ------- -------- --------   ------
WHOLLY-OWNED:

2005 Dispositions:
AMLI:
 at Chase Oaks     Dallas, TX      250    1994     1/12/05 $ 11,443   15,300  15,024     6,988    6,988
 at Bent Tree      Dallas, TX      500   1997/00    2/3/05   33,276   39,215  38,562    11,286   11,286
 at Great Hills    Austin, TX      344    1991      2/3/05   19,267   20,500  20,177     5,864    5,864
 at Walnut Creek   Austin, TX      460    2005     6/28/05   29,742   36,600  36,064     7,697    7,697(1)
                                 -----                     --------  ------- -------   -------   ------
                                 1,554                       93,728  111,615 109,827    31,835   31,835
                                 -----                     --------  ------- -------   -------   ------
2004 Dispositions:
AMLI:
 at Spring Creek   Atlanta, GA   1,180   1985/86
                                          87/89    4/14/04   61,850   80,820  39,522(2) 40,276(3)40,276
 at Verandah       Arlington, TX   538    2003     5/17/04   23,943   28,300  27,788     5,034    5,034
 at Nantucket      Dallas, TX      312    1988     8/17/04    9,684   13,365  13,152     7,265    7,265
 on Timberglen (4) Dallas, TX      260    1990     8/17/04    8,518   12,285  12,092     3,818    3,818
 at Towne Creek    Gainsville, GA  150    1989     9/13/04    7,754    7,900   7,743     1,018    1,018
                                 -----                     --------  ------- -------   -------   ------
                                 2,440                      111,749  142,670 100,297    57,411   57,411
                                 -----                     --------  ------- -------   -------   ------
    Total wholly-owned           3,994                      205,477  254,285 210,124    89,246   89,246
                                 -----                     --------  ------- -------   -------   ------




                                                           COSTS                                 AMLI'S
                                NUMBER   YEAR              BEFORE                                SHARE
                                  OF   ACQUIRED/    DATE   DEPRE-     SALE     NET                OF
COMMUNITY          LOCATION      UNITS DEVELOPED    SOLD   CIATION    PRICE  PROCEEDS   GAIN     GAIN
---------          --------     ------ ---------  -------- --------  ------- -------- --------   ------

CO-INVESTMENTS
(AMLI's ownership
percentage):

2005 Dispositions:
AMLI:
 at Fox Valley
   (25%)           Aurora, IL      272    1998     5/25/05   24,950   33,938  33,313    13,624    3,406

2004 Dispositions:
AMLI:
 at Wells Branch
   (25%)           Austin, TX      576    1999     1/21/04   34,343   38,400  37,964     9,438    2,360
                                 -----                     --------  ------- -------   -------   ------
Total co-invest-
  ments                            848                       59,293   72,338  71,277    23,062    5,766
                                 -----                     --------  ------- -------   -------   ------
    Total                        4,842                     $264,770  326,623 281,401   112,308   95,012
                                 =====                     ========  ======= =======   =======   ======

  (1)  Includes $3,572 pre-tax gain recognized by the Service Company subsidiary which had previously been deferred in consolidation.

  (2)  Net of $40,750 of debt that was assumed by a purchaser of AMLI at Spring Creek.

  (3)  Includes a $4,723 gain attributable to extinguishment of debt (net of $677 unamortized deferred financing costs written off).  Includes gain of $582 recognized after June 30, 2004 through June 30, 2005, which was reduced by additional costs for lost rents of $21.

  (4)  This was a co-investment community which became a wholly-owned community in January 2004.




     Reconciliation of AMLI's gains on sales of wholly-owned communities to amounts reported in the consolidated statements of operations for the six months ended June 30, 2005 and 2004 is as follows:

                                                  2005        2004
                                                --------    --------
     Total gains per dispositions table . . .   $ 31,835      45,310
     Gain attributable to extinguishment
       of debt. . . . . . . . . . . . . . . .      --         (4,723)
     Deferred tax on gain recognized by the
       Service Companies. . . . . . . . . . .     (1,357)      --
     Deferred gain on a community sold. . . .      --           (562)
     Deferred gain recognized . . . . . . . .        529       --
     Minority interest. . . . . . . . . . . .     (1,877)     (2,543)
                                                --------    --------
     Gains on sales of rental communities,
       net of minority interest . . . . . . .   $ 29,130      37,482
                                                ========    ========


     Reconciliation of AMLI's share of gain on sale of a co-investment community to amounts reported in the consolidated statements of operations for the six months ended June 30, 2005 and 2004 is as follows:

                                                  2005        2004
                                                --------    --------
     Total AMLI's share of gain on sale
       of a co-investment community per
       dispositions table . . . . . . . . . .   $  3,406       2,360
     Income (costs) previously deferred on
       AMLI's books . . . . . . . . . . . . .       (315)        288
                                                --------    --------
        Share of gain on sale of a
          co-investment community . . . . . .   $  3,091       2,648
                                                ========    ========


SAME STORE COMMUNITIES

     The following tables are based on AMLI's same store portfolio. Same store is defined as communities owned and having stabilized occupancy as of January 1, 2004. As of June 30, 2005 there were 11,369 wholly-owned apartment homes and 10,871 co-investment apartment homes classified as same store. Comparison of occupancy, average collected revenues per occupied unit, total revenues, total expenses and NOI for same store portfolio over comparable periods generally provides a better perspective of market conditions affecting AMLI's communities.

TOTAL REVENUES

OCCUPANCY

     The following charts show weighted average physical occupancy calculated based on the average of each day's physical occupancy during the quarter for all wholly-owned and co-investment same store communities for each of AMLI's markets.

               DAILY WEIGHTED AVERAGE PHYSICAL OCCUPANCY
                  SAME STORE WHOLLY-OWNED COMMUNITIES

                                             Quarter Ended
                                    ------------------------------
                             Apart-     2005      2005      2004
                             ment     --------  --------  --------
                             Homes     Jun 30    Mar 31    Jun 30
                             ------   --------  --------  --------
Dallas. . . . . . . . . .     3,643      93.2%     92.4%     90.6%
Atlanta . . . . . . . . .     1,104      95.0%     95.7%     94.5%
Austin. . . . . . . . . .       960      95.1%     93.7%     92.6%
Houston . . . . . . . . .       334      91.3%     91.3%     90.4%
Indianapolis. . . . . . .     2,212      93.3%     92.8%     92.8%
Kansas City . . . . . . .     1,528      93.9%     90.3%     93.3%
Chicago . . . . . . . . .     1,260      94.3%     93.3%     94.1%
Denver. . . . . . . . . .       328      92.8%     90.0%     93.8%
                             ------   --------  --------  --------
Total
 portfolio (1). . . . . .    11,369      93.7%     92.6%     92.4%
                             ======   ========  ========  ========


               DAILY WEIGHTED AVERAGE PHYSICAL OCCUPANCY
                 SAME STORE CO-INVESTMENT COMMUNITIES

                                             Quarter Ended
                                    ------------------------------
                             Apart-     2005      2005      2004
                             ment     --------  --------  --------
                             Homes     Jun 30    Mar 31    Jun 30
                             ------   --------  --------  --------
Dallas. . . . . . . . . .     2,194      93.3%     92.5%     92.1%
Atlanta . . . . . . . . .     3,178      94.1%     94.8%     94.0%
Austin. . . . . . . . . .       917      92.2%     92.4%     91.1%
Houston . . . . . . . . .     1,099      93.8%     93.9%     93.0%
Kansas City . . . . . . .       840      93.3%     90.4%     93.1%
Chicago . . . . . . . . .     1,711      94.8%     93.7%     95.1%
Denver. . . . . . . . . .       932      91.5%     90.2%     92.2%
                             ------   --------  --------  --------
Total
 portfolio (1). . . . . .    10,871      93.6%     93.2%     93.2%
                             ======   ========  ========  ========

     (1) Occupied apartments exclude community models and apartments not in service due to fire, flood or otherwise. The average occupancy for the quarter is based on simple average of the monthly occupancy.

     In addition to physical occupancy as an indicator of market conditions, some in the apartment industry measure economic occupancy as well. Because the calculation of economic occupancy typically adjusts the value of vacancies and concessions (among other items) from quoted market rents, many believe that it is a better indicator of market fundamentals. Since there is no consistent industry measurement of economic occupancy and the calculation is derived from many variable data, AMLI prefers to measure total revenues earned per occupied apartment home. As AMLI's policy is to reserve as a bad debt any rent or other payments due from a resident that is more than 30 days delinquent, revenues earned for purposes of this analysis is essentially equal to collected revenues per apartment home, another metric used by some in the apartment industry.


TOTAL REVENUES PER OCCUPIED UNIT

     The following charts show weighted average total monthly revenues per occupied apartment home for same store communities for each of AMLI's markets:

                WEIGHTED AVERAGE TOTAL REVENUES EARNED
                      PER OCCUPIED APARTMENT HOME
                  SAME STORE WHOLLY-OWNED COMMUNITIES

                                             Quarter Ended
                                    ------------------------------
                             Apart-     2005      2005      2004
                             ment     --------  --------  --------
                             Homes     Jun 30    Mar 31    Jun 30
                             ------   --------  --------  --------
Dallas. . . . . . . . . .     3,643   $    816       809       822
Atlanta . . . . . . . . .     1,104        830       812       813
Austin. . . . . . . . . .       960        796       774       778
Houston . . . . . . . . .       334        989       950       999
Indianapolis. . . . . . .     2,212        797       775       779
Kansas City . . . . . . .     1,528        783       780       781
Chicago . . . . . . . . .     1,260      1,047     1,032     1,047
Denver. . . . . . . . . .       328        837       843       847
                             ------   --------  --------  --------
Total
 portfolio (1). . . . . .    11,369   $    839       826       835
                             ======   ========  ========  ========


                WEIGHTED AVERAGE TOTAL REVENUES EARNED
                      PER OCCUPIED APARTMENT HOME
                 SAME STORE CO-INVESTMENT COMMUNITIES

                                             Quarter Ended
                                    ------------------------------
                             Apart-     2005      2005      2004
                             ment     --------  --------  --------
                             Homes     Jun 30    Mar 31    Jun 30
                             ------   --------  --------  --------
Dallas. . . . . . . . . .     2,194   $    902       889       895
Atlanta . . . . . . . . .     3,178        915       900       904
Austin. . . . . . . . . .       917        833       803       819
Houston . . . . . . . . .     1,099      1,007       984       994
Kansas City . . . . . . .       840        878       869       862
Chicago . . . . . . . . .     1,711      1,090     1,068     1,078
Denver. . . . . . . . . .       932        958       968       970
                             ------   --------  --------  --------
Total
 portfolio (1). . . . . .    10,871   $    943       928       934
                             ======   ========  ========  ========

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


REVENUES, EXPENSES AND NOI

     The following charts show total revenues, total expenses and total NOI for same store wholly-owned communities for each of AMLI's markets:

     TOTAL REVENUES

                                             Quarter Ended
                                    ------------------------------
                             Apart-     2005      2005      2004
                             ment     --------  --------  --------
                             Homes     Jun 30    Mar 31    Jun 30
                             ------   --------  --------  --------
Dallas. . . . . . . . . .     3,643   $  8,325     8,187     8,152
Atlanta . . . . . . . . .     1,104      2,611     2,575     2,546
Austin. . . . . . . . . .       960      2,179     2,087     2,075
Houston . . . . . . . . .       334        904       869       905
Indianapolis. . . . . . .     2,212      4,937     4,768     4,787
Kansas City . . . . . . .     1,528      3,372     3,230     3,342
Chicago . . . . . . . . .     1,260      3,732     3,638     3,724
Denver. . . . . . . . . .       328        765       747       782
                             ------   --------  --------  --------
Total portfolio . . . . .    11,369   $ 26,825    26,101    26,313
                             ======   ========  ========  ========


     TOTAL EXPENSES

                                             Quarter Ended
                                    ------------------------------
                             Apart-     2005      2005      2004
                             ment     --------  --------  --------
                             Homes     Jun 30    Mar 31    Jun 30
                             ------   --------  --------  --------
Dallas. . . . . . . . . .     3,643   $  4,016     3,925     4,024
Atlanta . . . . . . . . .     1,104      1,115     1,055     1,269
Austin. . . . . . . . . .       960      1,005     1,021     1,067
Houston . . . . . . . . .       334        398       370       413
Indianapolis. . . . . . .     2,212      2,306     1,968     1,580
Kansas City . . . . . . .     1,528      1,269     1,131     1,325
Chicago . . . . . . . . .     1,260      1,493     1,528     1,649
Denver. . . . . . . . . .       328        329       275       349
                             ------   --------  --------  --------
Total portfolio . . . . .    11,369   $ 11,931    11,273    11,676
                             ======   ========  ========  ========

     TOTAL NOI

                                             Quarter Ended
                                    ------------------------------
                             Apart-     2005      2005      2004
                             ment     --------  --------  --------
                             Homes     Jun 30    Mar 31    Jun 30
                             ------   --------  --------  --------
Dallas. . . . . . . . . .     3,643   $  4,309     4,262     4,128
Atlanta . . . . . . . . .     1,104      1,496     1,520     1,277
Austin. . . . . . . . . .       960      1,174     1,066     1,008
Houston . . . . . . . . .       334        506       499       492
Indianapolis. . . . . . .     2,212      2,631     2,800     3,207
Kansas City . . . . . . .     1,528      2,103     2,099     2,017
Chicago . . . . . . . . .     1,260      2,239     2,110     2,075
Denver. . . . . . . . . .       328        436       472       433
                             ------   --------  --------  --------
Total portfolio . . . . .    11,369   $ 14,894    14,828    14,637
                             ======   ========  ========  ========


     The following charts show total revenues, total expenses and total NOI for same store co-investment communities for each of AMLI's markets:

     TOTAL REVENUES

                                             Quarter Ended
                                    ------------------------------
                             Apart-     2005      2005      2004
                             ment     --------  --------  --------
                             Homes     Jun 30    Mar 31    Jun 30
                             ------   --------  --------  --------
Dallas. . . . . . . . . .     2,194   $  5,536     5,415     5,427
Atlanta . . . . . . . . .     3,178      8,201     8,140     8,092
Austin. . . . . . . . . .       917      2,112     2,040     2,052
Houston . . . . . . . . .     1,099      3,114     3,051     3,047
Kansas City . . . . . . .       840      2,063     1,956     2,021
Chicago . . . . . . . . .     1,711      5,307     5,138     5,262
Denver. . . . . . . . . .       932      2,449     2,443     2,500
                             ------   --------  --------  --------
Total portfolio . . . . .    10,871   $ 28,782    28,183    28,401
                             ======   ========  ========  ========


     TOTAL EXPENSES

                                             Quarter Ended
                                    ------------------------------
                             Apart-     2005      2005      2004
                             ment     --------  --------  --------
                             Homes     Jun 30    Mar 31    Jun 30
                             ------   --------  --------  --------
Dallas. . . . . . . . . .     2,194   $  2,444     2,305     2,437
Atlanta . . . . . . . . .     3,178      3,214     3,031     3,221
Austin. . . . . . . . . .       917      1,001     1,147     1,050
Houston . . . . . . . . .     1,099      1,286     1,356     1,388
Kansas City . . . . . . .       840        743       684       722
Chicago . . . . . . . . .     1,711      2,109     1,995     2,092
Denver. . . . . . . . . .       932        888       752       904
                             ------   --------  --------  --------
Total portfolio . . . . .    10,871   $ 11,685    11,270    11,814
                             ======   ========  ========  ========

     TOTAL NOI

                                             Quarter Ended
                                    ------------------------------
                             Apart-     2005      2005      2004
                             ment     --------  --------  --------
                             Homes     Jun 30    Mar 31    Jun 30
                             ------   --------  --------  --------
Dallas. . . . . . . . . .     2,194   $  3,092     3,110     2,990
Atlanta . . . . . . . . .     3,178      4,987     5,109     4,871
Austin. . . . . . . . . .       917      1,111       893     1,002
Houston . . . . . . . . .     1,099      1,828     1,695     1,659
Kansas City . . . . . . .       840      1,320     1,272     1,299
Chicago . . . . . . . . .     1,711      3,198     3,143     3,170
Denver. . . . . . . . . .       932      1,561     1,691     1,596
                             ------   --------  --------  --------
Total portfolio . . . . .    10,871   $ 17,097    16,913    16,587
                             ======   ========  ========  ========


AMLI'S MARKETS

     The following commentary and financial data about each of AMLI's markets are based on 100% of AMLI's same store community operations regardless of ownership interest in each community. The discussion of same store community results includes an analysis of the effects of occupancy and collected rent per occupied unit to rental income, other income, total revenues, operating expenses and NOI. Other income includes ancillary services revenues and rental-related fees. In addition, a brief commentary relating to supply of new apartment homes and employment data is provided. Occupancy changes are disclosed in absolute terms and economic data are as of May 2005. The discussion covers the second quarter ended June 30, 2005 compared to the same period in 2004 and the first quarter ended March 31, 2005. In addition, the six months ended June 30, 2005 is compared to the six months ended June 30, 2004.

     COMBINED SAME STORE COMMUNITIES

     Second quarter same community total revenues was up 1.6%, with expenses growing 0.9%, producing a NOI increase of 2.2% compared to the second quarter 2004. The increase in total revenues resulted from a 1.2% increase in rental income, driven by a 0.3% increase in in-place rental rates (as measured by collected rent per occupied unit) and a 0.8% increase in physical occupancy to 93.6%, as well as a 6.7% increase in other community income. Collected rent per occupied unit was up in six of AMLI's eight same store markets, virtually unchanged in one market, and down in one market. Occupancies were also up in six of eight markets. The 0.9% increase in operating expenses is primarily due to a change in real estate taxes. Without the tax increase, operating expenses would have actually decreased by over 2.0%.

     Sequentially, total revenues was up 2.4% and expenses increased 5.2%, resulting in an NOI increase of 0.5% from the first quarter. The increase in operating expenses largely reflected seasonal differences, which are not representative of a full year's operations. The increase in sequential total revenues resulted from a 1.1% increase in rental income and a 20.1% increase in other income. Rental income increased as a result of an increase in occupancy in six of eight markets and collected rent per occupied unit in seven of eight markets. The increase in other income was due primarily to an increase in fee income as a result of more leasing activity.

     Overall employment in all of AMLI's markets increased during the twelve months ended May 2005.

     Year to date ended June 30, 2005, compared to the same period of 2004, total revenues increased 0.8%, operating expenses increased by 2.4%, resulting in a 0.3% decrease in NOI. The growth in total revenues was due to an increase of 0.8% and 1.1% in rental income and other income, respectively.

     DALLAS/FT. WORTH same community total revenues, operating expenses and NOI for the second quarter increased 2.1%, were flat, and increased 4.0%, respectively, compared to the same period in 2004. The increase in total revenues was primarily due to an increase in rental income driven by a 2.1% increase in occupancy over a year ago.

     On a sequential basis compared to the prior quarter, total revenues increased 1.9%. The increase in revenues was primarily due to increases in occupancy and rental rates of 0.8% and 0.4%, respectively. The increase in revenues less the increase in operating expenses of 3.7% resulted in an increase in NOI of 0.4% compared to last quarter.

     Job growth has improved significantly over the past year in the region as the DF/W metroplex added 37,500 jobs in the trailing 12 months ended May 2005. On the other hand, permit activity has also increased over the past year as 9,250 permits, up from 8,558 from the previous period, have been issued (1.7% of existing stock) for the year ended May 2005.

     Year to date ended June 30, 2005, compared to the same period of 2004, total revenues increased 1.0%, operating expenses increased by 4.9%, resulting in a 2.2% decrease in NOI. The growth in total revenues was due to an increase of 1.3% in rental income, as other income decreased 2.9%.

     ATLANTA same community total revenues and NOI increased 1.6% and 5.5%, respectively, compared to the same quarter a year ago. Operating expenses decreased by 3.6% over the same periods. The positive performance in total revenues was the result of a 1.0% increase in rental income, driven by increases in collected rent per occupied unit and occupancy of 0.7% and 0.2%, respectively, and an 8.8% increase in other income.

     Sequentially, total revenues and expenses increased 0.9% and 6.0% (primarily due to timing of major repairs and maintenance projects) from the first quarter, respectively, leading to an NOI decrease of 2.2% compared to the first quarter. The increase in total revenues was the result of a 21.3% increase in other income, as rental income fell by 0.7%. The decrease in rental income was the result of flat collected rent per occupied unit, and a 0.7% decrease in occupancy. The increase in other income resulted from an increase in fee income due to higher turnover and increased leasing activity.

     The challenge in Atlanta remains absorption of new supply, with 15,654 units permitted for the year ended May 2005, a 22% increase from the same period of a year ago, and a 4.1% increase to the existing apartment stock. A slowly improving employment outlook provides optimism that demand will be able to keep up with the new supply. For the year ended May 2005, employment posted a gain of 12,500 jobs, or a modest 0.6% growth rate, compared to net job loss over the past three years.

     Year to date ended June 30, 2005, compared to the same period of 2004, total revenues increased 1.9%, operating expenses decreased by 1.0%, resulting in a 3.8% increase in NOI. The growth in total revenues was due to a 1.7% and 3.9% increase in rental income and other income, respectively.

     AUSTIN same community total revenues, operating expenses and NOI increased 3.9%, decreased 5.2%, and increased 13.5%, respectively, compared to the same period in 2004. The increase in total revenues was the result of a 1.8% and 1.3% increase in occupancy and collected rent per occupied unit, respectively. The decrease in operating expenses is primarily due to timing variances in repairs and maintenance and landscaping.

     On a sequential basis, total revenues increased by 3.9%. This was due to a 1.7% increase in rental income, as well as a 34.6% increase in other income. The increase in rental income was due to a 1.1% increase in collected rent per occupied unit and a 0.6% increase in occupancy. Operating expenses decreased by 7.4%, primarily due to timing of major repairs and maintenance, resulting in an increase in NOI of 16.5% from last quarter.

     Supply and demand fundamentals continue to improve in the region as job growth continues to gain momentum. Approximately 17,400 jobs were added in the previous 12 months ended May 2005, up from a 12,300 job gain during the same period a year ago. Permit activity remains relatively stable, although an increase in permitting activity has been seen recently, as 3,706 permits (2.4% of existing stock) were issued for the same period.

     Year to date ended June 30, 2005, compared to the same period of 2004, total revenues increased 2.3%, operating expenses increased by 4.5%, resulting in a 0.3% increase in NOI. The growth in total revenues was due to a 2.3% and 2.9% increase in rental income and other income, respectively.

     HOUSTON same community total revenues, operating expenses and NOI increased 1.7%, decreased 6.5%, and increased 8.5%, respectively, compared to the same period in 2004. Rental income for the second quarter increased 0.9% due to an increase in occupancy and collected rent per occupied unit of 0.8% and 0.1%, respectively. Other income increased by 11.5% over the same period last year.

     On a sequential basis, total revenues increased 2.5% from the previous quarter, due primarily to an increase in other income of 37.1%, which was the result of an increase in fee income related to a 62% increase in net rentals. Operating expenses decreased 2.5%, due primarily to lower than expected real estate taxes.

     Houston continues to face challenging supply fundamentals as permit activity remains high with 10,086 permits (2.2% of existing stock) issued for the year ended May 2005. On the demand side, Houston is beginning to show signs of a solid rebound as the economy improves. The market registered an increase of approximately 31,500 jobs for the twelve months ended May 2005.

     Year to date ended June 30, 2005, compared to the same period of 2004, total revenues decreased 0.2%, operating expenses decreased by 3.4%, resulting in a 2.3% increase in NOI. The decrease in total revenues was due to an 0.3% decrease in rental income, as other income increased 0.8%.

     INDIANAPOLIS same community total revenues increased 3.0% and expenses increased 45.8% (primarily due to favorable adjustments to and refunds of real estate taxes received in 2004) causing NOI to decrease 18.1% compared to the same period of a year ago. Rental income was up 1.7%, as both occupancy and collected rent per occupied unit gained 0.7% over the same period in 2004. Other income experienced an increase of 19.5% due primarily to higher leasing fees.

     Sequentially, total revenues increased 3.2%, expenses increased
18.9%, and NOI decreased 7.5% from the first quarter. The revenue increase was due to a 1.1% increase in rental income, as a result of a 0.3% increase in occupancy and a 0.6% increase in collected rent per occupied unit, and an increase in other income of 33.4%. The increase in expenses is due to the increase in real estate taxes, as noted above.

     Demand fundamentals in Indianapolis, after showing strength at the beginning of the year, appear to have slowed, but positive job growth has returned to the metro. The BLS reported job growth of 5,800 for the year ended May 2005, a 0.7% growth rate. On the supply side 1,571 multifamily permits have been authorized over the past year, which is a 36% increase from the same period of a year ago, and represents a 1.3% increase to the existing apartment stock.

     Year to date ended June 30, 2005, compared to the same period of 2004, total revenues increased 2.0%, operating expenses increased by 19.3%, resulting in a 8.3% decrease in NOI. The growth in total revenues was due to a 1.7% and 6.1% increase in rental income and other income, respectively.

     KANSAS CITY same community total revenues and NOI increased 1.3% and 3.0%, respectively, compared to the second quarter 2004. Operating expenses in the current quarter compared to last year decreased 1.3%. Rental income for the quarter increased 1.1% versus the same period of a year ago due to an increase in occupancy of 0.7% to 93.6%. Collected rent per occupied unit grew by 0.3%. Other income increased by 4.4% for the same period of a year ago.

     On a sequential basis compared to the first quarter, total revenues increased 4.6%, but operating expenses also increased by 11.9%, leading to a NOI increase of 0.8%. Rental income increased 3.9%, resulting from a 3.2% occupancy gain during the quarter, while collected rent per occupied unit increased by 0.4%. Other income increased 12.7% from last quarter.

     Supply/demand fundamentals in Kansas are continuing to strengthen, as there have been favorable trends in both job growth and multifamily permits. For the year ended May 2005 the Kansas City metro area gained 11,800 jobs, a positive 1.2% growth rate. In addition, multifamily permits have trended down over the past year. For the year ended May 2005 authorized permits totaled 1,657 units, a 19% decrease over the same period of a year ago, and represents a 1.3% increase to the existing apartment stock.

     Year to date ended June 30, 2005, compared to the same period of 2004, total revenues decreased 0.3%, operating expenses decreased by 1.2%, resulting in a 0.2% increase in NOI. The decline in total revenues was due to a 0.5% decrease in rental income, as other income increased 1.8%.

     CHICAGO same community quarterly NOI compared to a year ago increased 3.7% on an increase in total revenues of 0.6% and a 3.7% decrease in operating expenses. The revenue increase was the result of a 0.6% increase in rental income and a 0.3% increase in other income. The increase in rental income was driven by a 0.7% increase in collected rent per occupied unit, while occupancy was essentially flat, decreasing 0.1% to 94.6%.

     Sequentially, total revenues were up 3.0% compared to the first quarter. Rental income was up 1.6%, while other income was up 24.1% due to an increase in various fee income accounts and cable revenue. The change in rental income reflected a 1.1% increase in occupancy and a 0.4% increase in collected rent per occupied unit. Operating expenses increased 2.2%, resulting in an increase in sequential NOI of 3.5%.

     The employment picture continues to improve in Chicago as the metro added 23,600 jobs for the year ended May 2005, which represents a 0.6% growth rate. On the supply side, the Chicago metro issued permits for 10,320 new multifamily units, representing 1.6% of existing apartment stock, for the year ended May 2005, a 13% decrease from the same period of a year ago. A significant portion of permits issued each quarter in Chicago are for 'for-sale' housing and will not directly compete with 'for-rent' product. Our market research shows approximately 1,700 institutional grade apartment units are currently under construction in the metropolitan area, a very small number of new units for a market the size of Chicago.

     Year to date ended June 30, 2005, compared to the same period of 2004, total revenues increased 0.2%, operating expenses decreased by 2.1% resulting in a 1.8% increase in NOI. The growth in total revenues was due to a 0.6% increase in rental income, as other income decreased 4.5%.

     DENVER same community total revenues, expenses, and NOI decreased by 2.1%, 2.9%, and 1.6%, respectively, for the quarter compared to second quarter 2004. Rental income on a year-over-year basis fell 3.6%. Collected rent per occupied unit was down 2.8%, and occupancy fell to 91.8%, down 0.8% on a year-over-year basis. Other income grew 14.0% for the quarter on higher fee income.

     On a sequential basis, total revenues and expenses increased, and NOI decreased 0.7%, 18.5%, and 7.7%, respectively, from the first quarter. The expense increase versus the prior quarter was primarily due to seasonal landscaping increases. Rental income increased 0.4% from the first quarter, as collected rent per occupied unit was down 1.3% in order to increase occupancy by 1.6%. Other income increased by 3.7% over last quarter.

     The Denver metro is beginning to see strengthening supply/demand fundamentals as job growth has turned positive and the authorization of multifamily permits has slowed dramatically. For the year ended May 2005, the metro area experienced a gain of 22,500 jobs, a positive 1.9% growth rate, which is in sharp contrast to the net losses over the past three years. Additional positive news in Denver has been the decline in multifamily permitting over the past thirty-six months. For the year ended May 2005, authorized permits totaled 3,359 units (representing a 1.4% increase to the existing apartment stock); a 42% and 69% decrease over the same period of two and three years ago, respectively.

     Year to date ended June 30, 2005, compared to the same period of 2004, total revenues decreased 2.0%, operating expenses decreased by 0.8%, resulting in a 2.6% decrease in NOI. The decrease in total revenues was due to a decrease of 3.1% in rental income, as other income increased 9.5%.

TOTAL RENTAL COSTS PER SAME STORE APARTMENT HOME

     The following tables show detail of rental expenses and total capital expenditures (excluding acquisition capital expenditures) for AMLI's same store wholly-owned communities and co-investment communities at 100%. Due to seasonal effects actual expenses for the full year ended December 31, 2005 and 2004 may be different than the annualized per unit amounts shown below.

                                    Wholly-owned Communities
                          ------------------------------------------
                                    Six Months Ended June 30,
                          ------------------------------------------
                                   2005                  2004
                           --------------------  -------------------
                                      Per Unit             Per Unit
                              Total (annualized)  Total  (annualized)
                             ------------------   ------------------
SAME STORE COMMUNITY
RENTAL EXPENSES
 Personnel. . . . . . . . .  $ 5,835      1,026     5,552        977
 Advertising and promotion.    1,091        192     1,016        179
 Utilities. . . . . . . . .    1,454        256     1,523        268
 Building repairs and
  maintenance . . . . . . .    2,482        437     2,524        444
 Contract services. . . . .      390         69       460         81
 Landscaping and grounds
  maintenance . . . . . . .    1,103        194     1,052        185
 Real estate taxes. . . . .    7,581      1,333     7,005      1,232
 Insurance. . . . . . . . .      920        162     1,094        192
 Property management fees .    1,632        287     1,611        283
 Other rental expenses. . .      716        126       481         85
                             -------   --------   -------    -------
    Total . . . . . . . . .  $23,204      4,082    22,318      3,926
                             =======   ========   =======    =======
Operating capital
  expenditures. . . . . . .  $ 1,984        349     1,621        285
                             =======   ========  ========   ========
Number of same store
  apartment homes . . . . .   11,369
                             =======
Number of same store
  communities . . . . . . .       30
                             =======

                                   Co-investment Communities
                          ------------------------------------------
                                    Six Months Ended June 30,
                          ------------------------------------------
                                   2005                  2004
                           --------------------  -------------------
                                      Per Unit             Per Unit
                              Total (annualized)  Total  (annualized)
                             ------------------   ------------------
SAME STORE COMMUNITY
RENTAL EXPENSES
 Personnel. . . . . . . . .  $ 5,557      1,022     5,421        997
 Advertising and promotion.    1,037        191     1,008        185
 Utilities. . . . . . . . .    1,502        276     1,458        268
 Building repairs and
  maintenance . . . . . . .    2,440        449     2,091        385
 Contract services. . . . .      530         97       549        101
 Landscaping and grounds
  maintenance . . . . . . .    1,093        201     1,031        190
 Real estate taxes. . . . .    6,939      1,277     7,341      1,351
 Insurance. . . . . . . . .      827        152     1,029        189
 Property management fees .    2,259        416     2,259        416
 Other rental expenses. . .      771        142       595        109
                             -------   --------   -------    -------
    Total . . . . . . . . .  $22,955      4,223    22,782      4,191
                             =======   ========   =======    =======

Operating capital
  expenditures. . . . . . .  $ 1,410        259     1,125        207
                             =======   ========  ========   ========

Number of same store
  apartment homes . . . . .   10,871
                             =======

Number of same store
  communities . . . . . . .       28
                             =======


SAME STORE OPERATING CAPITAL EXPENDITURES

     In general, AMLI expenses any expenditure less than $2.5. The following summarizes capital expenditures incurred in connection with AMLI's portfolio of same store communities (excluding communities acquired/contributed to partnerships). Due to seasonal effects actual capital expenditures for the full year ended December 31, 2005 and 2004 may be different than the annualized per unit amounts shown below.

                                    Wholly-Owned Communities
                          ------------------------------------------
                                    Six Months Ended June 30,
                          ------------------------------------------
                                   2005                  2004
                           --------------------  -------------------
                                      Per Unit             Per Unit
                              Total (annualized)  Total  (annualized)
                             ------------------   ------------------
SAME STORE CAPITAL
EXPENDITURES
 Carpet . . . . . . . . . .  $   957        168       884        155
 Land and building
  improvements. . . . . . .      560         99       391         69
 Other. . . . . . . . . . .      467         82       346         61
                             -------   --------  --------    -------
    Total . . . . . . . . .  $ 1,984        349     1,621        285
                             =======   ========  ========    =======

                                Co-investment Communities at 100%
                          ------------------------------------------
                                    Six Months Ended June 30,
                          ------------------------------------------
                                   2005                  2004
                           --------------------  -------------------
                                      Per Unit             Per Unit
                              Total (annualized)  Total  (annualized)
                             ------------------   ------------------
SAME STORE CAPITAL
EXPENDITURES
 Carpet . . . . . . . . . .  $   826        152       761        140
 Land and building
  improvements. . . . . . .      321         59       186         34
 Other. . . . . . . . . . .      263         48       178         33
                             -------   --------  --------    -------
    Total . . . . . . . . .  $ 1,410        259     1,125        207
                             =======   ========  ========    =======


COMPARATIVE CONDENSED RESULTS OF OPERATIONS

     The following table shows comparative condensed results of operations for the periods presented.

                           Three Months Ended      Six Months Ended
                                June 30,               June 30,
                          --------------------  --------------------
                             2005       2004       2005       2004
                           --------   --------   --------   --------
Rental and other income .  $ 38,836     29,713     74,820     56,756
Service Companies . . . .     2,504     11,867      7,873     25,101
Fee income. . . . . . . .       342        424        602        857
                           --------   --------   --------   --------
                             41,682     42,004     83,295     82,714
                           --------   --------   --------   --------
Expenses:
  Community rental. . . .    17,344     13,115     32,849     24,129
  Service Companies . . .     3,235     12,393      9,391     26,109
  Depreciation. . . . . .    11,006      8,502     21,987     16,070
  General and
    administrative. . . .     1,995      1,793      3,956      3,989
  Provision for loss on
    land held for sale. .       150      --           150      --
                           --------   --------   --------   --------
                             33,730     35,803     68,333     70,297
                           --------   --------   --------   --------
Other income (expenses):
  Income from partner-
    ships . . . . . . . .       784        430      1,162      1,933
  Share of gain on sale
    of a partnership
    community . . . . . .     3,091      --         3,091      2,648
  Other income. . . . . .       431        429        632        908
  Interest expense and
    amortization of
    deferred costs. . . .    (9,507)    (6,976)   (18,322)   (13,824)
  Prepayment penalty and
    write-off of unamor-
    tized deferred
    financing costs . . .     --        (1,121)     --        (1,121)
                           --------   --------   --------   --------
                             (5,201)    (7,238)   (13,437)    (9,456)
                           --------   --------   --------   --------

                           Three Months Ended      Six Months Ended
                                June 30,               June 30,
                          --------------------  --------------------
                             2005       2004       2005       2004
                           --------   --------   --------   --------
Income (loss) from
  continuing operations
  before minority
  interest. . . . . . . .     2,751     (1,037)     1,525      2,961
Minority interest . . . .        49       (188)      (142)       (38)
                           --------   --------   --------   --------
Income (loss) from
  continuing operations .     2,702       (849)     1,667      2,999
                           --------   --------   --------   --------
Income from discontinued
  operations, net of
  minority interest . . .       316      1,248        824      4,119
Gains on sales of rental
  communities, net of
  minority interest . . .     6,192     37,482     29,130     37,482
Gain on extinguishment of
  debt for a community
  sold, net of minority
  interest. . . . . . . .     --         4,423      --         4,423
                           --------   --------   --------   --------

Income from discontinued
  operations, net of
  minority interest . . .     6,508     43,153     29,954     46,024
                           --------   --------   --------   --------
Net income. . . . . . . .  $  9,210     42,304     31,621     49,023
                           ========   ========   ========   ========


COMPARISON OF THREE MONTHS ENDED JUNE 30, 2005 TO THREE MONTHS ENDED JUNE 30, 2004.

     Income from continuing operations before minority interest increased to an income of $2,751 for the three months ended June 30, 2005 from a loss of $1,037 for the three months ended June 30, 2004. This increase is primarily due to an increase in rental income from rental community operations reduced by increases in interest expense and depreciation. A $3,091 share of gain on sale of a partnership community also contributed to the $3,788 increase in income from continuing operations before minority interests. Community rental revenues including rental-related other income increased by $9,123, or 30.7%, and community rental expenses increased by $4,229, or 32.2%, during the second quarter of 2005 compared to 2004.
These increases resulted in a $4,894, or 29.5%, increase in net operating income primarily from six communities acquired after the second quarter of 2004 and three communities acquired in 2005. Depreciation expense increased by $2,504, or 29.5%, due to the allocation of a portion of the acquisition costs to the existing leases for the communities acquired which is depreciated over a relatively short period of time. Interest expense including amortization of deferred costs increased by $2,531, or 36.3%, due to additional borrowings to fund acquisition and development activities.

     Revenues of the Service Companies, consisting primarily of construction revenues, property management fees and ancillary services income, were $9,363, or 78.9%, lower in the second quarter of 2005 compared to the same period in 2004. The decrease was due to a significant reduction in construction activity for the co-investment partnerships. One development community is substantially complete and another is near completion. No new co-investment development was commenced during the six months ended June 30, 2005.

     Fee income was $82, or 19.3%, lower in the second quarter of 2005 compared to 2004. Development fee income decreased due to reduced co-investment development activities. The decrease was offset by a $136 disposition fee that AMLI received in connection with the sale of a co-investment community; asset management fees were flat and there was no co-investment acquisition activity in either year.

     AMLI's share of income from partnerships increased by $354, or 82.3%, primarily due to a higher share of community operating income. Revenues increased as a result of increased collected revenues per occupied unit and a modest increase in occupancy. This increased share also resulted in higher cash distributions in excess of AMLI's ownership interest in partnerships during the second quarter of 2005. One development community that was in lease-up in 2004 reached stabilized occupancy in the second quarter of 2005. Another development community, which commenced rental operations in the second quarter of 2004, has achieved 89% occupancy as of June 30, 2005. AMLI's share of gain on sale of a partnership community was from the sale of one co-investment community in May 2005; there was no community sold during the second quarter of 2004.

     Interest expense including amortization of financing costs, net of amounts capitalized for communities under development, increased to $9,507 from $6,976. The increase was primarily due to increased borrowings under our unsecured lines of credit; two mortgage loans assumed upon acquisition of AMLI at Cityplace and AMLI at McGinnis Ferry in May and February 2005, respectively; and a new mortgage loan on AMLI at Riverbend that closed in July 2004. This increased borrowings were used for AMLI's acquisition and development activities that were not funded from proceeds of sales of communities.

     General and administrative expenses increased by $202, or 11.3%, primarily as a result of increased compensation expense for additional personnel and recruitment expense, increased share-based compensation, offset in part by lower dead deal costs written off.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2005 TO SIX MONTHS ENDED JUNE 30,
2004.

     Income from continuing operations before minority interest decreased by $1,436 for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. This decrease is primarily due to a $5,917 increase in depreciation and a $4,498 increase in interest and amortization expenses which were higher than the increase in rental revenues less the increase in rental expenses. Community rental revenues including rental-related other income increased by $18,064, or 31.8%, and community rental expenses increased by $8,720, or 36.1%, during the six months of 2005 compared to 2004. These increases resulted in a $9,344, or 28.6%, increase in net operating income primarily from nine and three communities acquired during 2004 and 2005, respectively. Depreciation expense increased by 36.8% due to the allocation of a portion of the acquisition costs to existing leases for the communities acquired which is depreciated over a relatively short period of time. Interest expense increased by 32.5% as a result of additional borrowings from the primary line of credit and additional mortgage loans assumed upon acquisition of two communities during 2005 and a mortgage loan that closed during the third quarter of 2004. Borrowings increased because of higher acquisition costs than proceeds of sales of communities as there were more communities acquired than sold during 2005.

     Revenues of the Service Companies were $17,228, or 68.6%, lower during 2005 compared to 2004. The decrease was due to a significant reduction in construction activity for co-investment partnerships.

     Fee income was $255, or 29.8%, lower in 2005 compared to 2004 due to reduction of co-investment development activities, offset in part by a $136 disposition fee that AMLI received in 2005 in connection with the sale of a co-investment community.

     AMLI's share of income from partnerships decreased by $771, or 39.9%, primarily from revenue reduction as a result of one community sold in May 2005 and another in January 2004, and AMLI's acquisition of its co-investment partners' interest in two communities during the fourth quarter of 2004. AMLI's share of income resulting from cash distributions in excess of AMLI's ownership interests was lower in 2005 due to lower earnings of partnership communities from which AMLI has cash flow distribution preferences.

     Interest expense including amortization of financing costs, net of amounts capitalized for communities under development, increased to $18,322 from $13,824. The increase was primarily due to increased borrowings under our unsecured lines of credit to fund acquisitions which were not funded from sales proceeds and proceeds of a new mortgage loan and mortgage loans assumed for communities acquired.

     General and administrative expenses decreased slightly by $33. For the six months ended June 30, 2005, professional fees, public company costs and various other administrative expenses were higher than in the same period in 2004. For the six months ended June 30, 2004, compensation expenses, share-based compensation and dead deals written-off were higher than in the same period in 2005 because in the first quarter of 2004 we incurred additional compensation expenses and share-based compensation expenses in connection with the closing of the Indianapolis office.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2005, AMLI had $4,971 in cash and cash equivalents and $91,000 in availability under its $240,000 primary unsecured line of credit. The unsecured secondary line of credit of $16,000 is used primarily for stand-by letters of credit that have $15,041 outstanding at June 30, 2005. On July 26, 2005, AMLI's primary line of credit was increased to $250,000 and the maturity was extended to July 2008, and the secondary line of credit was increased to $20,000 (see note 9 to the consolidated financial statements). AMLI has fixed the base rate on up to $45,000 of borrowings on its primary line of credit at an average rate of 4.47% under interest rate swap contracts expiring in April 2009, and has paid $927 to limit the base rate of an additional $15,000 of borrowings to 4.0%, all of which commenced in April 2004. Additionally, AMLI has fixed the base rate on $100,000 of borrowings on its $110,000 four-year term loan at an average rate of 4.99% under interest rate swap contracts that will commence in July 2005. At June 30, 2005, 25 of AMLI's 44 wholly-owned stabilized communities are unencumbered.

     Summary information on AMLI's cash flows is as follows:

                                                  Six Months Ended
                                                      June 30,
                                               --------------------
                                                  2005       2004
                                                --------   --------
Net cash provided by operating activities . .   $ 23,886     28,920
Net cash provided by (used in) investing
  activities. . . . . . . . . . . . . . . . .     20,135     (8,338)
Net cash used in financing activities . . . .    (44,168)   (22,802)

     Net cash provided by operating activities decreased by $5,034 primarily due to lower cash distributions received from partnerships. Two co-investment communities were sold and two other co-investment communities became wholly-owned, as AMLI acquired interests it did not already own in these communities, which resulted in lower cash flow from partnerships. Operating cash flows also decreased as a result of higher real estate taxes paid in the first six months of 2005 due to an increase in the number of wholly-owned communities and higher assessments. In addition, lower cash flow from the Service Companies further reduced cash flow from operations. The increase in cash flow from acquisitions of approximately $4,800 was substantially offset by the reduction resulting from communities sold or held for sale, which were reported in discontinued operations, during the same period. Interest expense also increased as borrowings increased to fund these acquisitions.

     Cash provided by investing activities was $20,135 in 2005 compared to cash used in investing activities of $8,338 in 2004. The increase of $28,473 was primarily attributable to higher net proceeds from sales of communities of $47,917 in 2005 than 2004 and lower acquisitions of $29,359 in 2005 than in 2004. The sale of a larger land parcel in 2005 resulted in higher net proceeds than in 2004. Development costs increased by $10,312 as development on one wholly-owned community progressed, two developments commenced in the second quarter and a land parcel for development was acquired during the six months ended June 30, 2005. Capital expenditures for improvements for newly acquired communities, rehab costs and capital expenditures for normal operating activities also increased, primarily because of improvements for the communities acquired in the second half of 2004. Net cash proceeds from sales of rental communities which were not used to fund acquisition and development activities were used to repay line of credit borrowings. The collection of a $28,530 purchase money note in 2004 was used to fund substantially all of the acquisition costs for the six months ended June 30, 2004. In 2004, cash distributions as return of capital from partnerships were $7,889 higher than in 2005 because of new debt on co-investment communities previously not encumbered. Cash received from partnerships in excess of return of AMLI's capital from a community sold was higher in 2005 than 2004 because of lower cap rate on the 2005 disposition.

     Net cash used in financing activities was $21,366 higher in 2005 than in 2004. The net proceeds of common shares offering of $94,500, proceeds of $5,400 received for an extinguishment of debt and proceeds from the issuance of common shares for employee share-based compensation of $5,622 in 2004 provided funds to repay debt, net of borrowings, which was $83,877 higher than in 2005. Since the timing of community acquisitions lagged behind the equity raise (communities were acquired in the third quarter of 2004) the proceeds of the offering were used to repay debt in the second quarter.

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

     AMLI has recorded no deferred taxes on gains for financial reporting purposes that have been deferred for income tax reporting purposes. AMLI intends to distribute to its shareholders any deferred tax gain upon ultimate realization for income tax reporting purposes.

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

     FFO for the six months ended June 30, 2005 and 2004 is summarized as follows:

                                                     June 30,
                                             ------------------------
                                                 2005         2004
                                              ----------   ----------

     Net income . . . . . . . . . . . . . . . $   31,621       49,023
     Income from discontinued operations,
       net of minority interest . . . . . . .       (824)      (4,119)
     Gains on sales of rental communities
       sold, net of minority interest . . . .    (29,130)     (37,482)
     Gain on extinguishment of debt for a
       community sold, net of minority
       interest . . . . . . . . . . . . . . .      --          (4,423)
     Minority interest. . . . . . . . . . . .       (142)         (38)
                                              ----------   ----------

     Income from continuing operations
       before minority interest . . . . . . .      1,525        2,961
     Income from discontinued operations
       before minority interest . . . . . . .        877        4,431
     Gain on extinguishment of debt for a
       community sold . . . . . . . . . . . .      --           5,400
     Gain on sale of a community built
       for sale by the Service Companies,
       net of tax . . . . . . . . . . . . . .      2,215        --
     Write-off of unamortized deferred
       financing cost . . . . . . . . . . . .      --            (677)
     Depreciation (1) . . . . . . . . . . . .     22,634       18,109
     Share of partnerships' depreciation. . .      5,267        5,199
     Depreciation - Service Companies (2) . .         37        --
     Share of gain on sale of a partnership
       community. . . . . . . . . . . . . . .     (3,091)      (2,648)
                                              ----------   ----------
     FFO. . . . . . . . . . . . . . . . . . . $   29,464       32,775
                                              ==========   ==========
     Weighted average shares and units
       including dilutive shares. . . . . . . 31,198,222   29,616,179
                                              ==========   ==========

     (1) Includes discontinued operations of $647 and $2,039 for the six months ended June 30, 2005 and 2004, respectively.

     (2) Rental operations of the Service Companies' retail rental property commenced in the second quarter of 2005.

     Reconciliation of the weighted average number of shares used in the computation of diluted EPS with the weighted average number of shares and OP units used in the computation of FFO per share is as follows:

                                                      June 30,
                                             -------------------------
                                                  2005         2004
                                              -----------   ----------
     Weighted average common shares for
      EPS calculation:
       Weighted average common shares -
         basic. . . . . . . . . . . . . . . .  25,433,118   23,721,661
       Dilutive options and other plan
         shares (1) . . . . . . . . . . . . .     281,232      272,365
                                              -----------   ----------
       Weighted average common shares -
         dilutive . . . . . . . . . . . . . .  25,714,350   23,994,026

     Weighted average preferred shares. . . .   3,845,721    3,890,725
     Weighted average OP units. . . . . . . .   1,638,151    1,731,428
                                              -----------   ----------
     Weighted average shares and OP units
       used in FFO calculations . . . . . . .  31,198,222   29,616,179
                                              ===========   ==========

     (1) For the six months ended June 30, 2005 and 2004 diluted shares were excluded from the denominator in calculating diluted earnings per share for income from continuing and discontinued operations in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share."


     AMLI expects to meet certain long-term liquidity requirements such as scheduled debt maturities and repayment of loans for construction, development and acquisition activities through the issuance of long-term secured and unsecured debt and additional equity securities of AMLI or OP Units or through sales of assets. As of June 30, 2005, AMLI had $204,090 that it may issue as common shares or preferred shares in the future under its shelf registration statement filed late in 2003.


AMLI INDEBTEDNESS

     AMLI seeks to maintain a relatively modest amount of leverage and measures its leverage and coverage ratios for the Company. At June 30, 2005, AMLI had $682,618 of debt outstanding. Debt to total market capitalization was 41.2%.


OFF BALANCE SHEET ARRANGEMENTS

     A co-investment community may be owned free of debt or subject to indebtedness, depending upon the capital structure mutually agreed to by AMLI and its partner. Other than short-term construction financing loans from AMLI, all partnerships' debt will generally be non-recourse, long-term, fixed-rate mortgage loans.


     At June 30, 2005 the debt of AMLI and co-investment partnerships at 100% is as follows:

AMLI:
----
                                             Weighted
                                   Percent   Average
                                     of      Interest  Years to
Type of Indebtedness     Balance    Total    Rate (1)  Maturity   Secured  Unsecured   Fixed    Variable
--------------------     --------  --------  --------  --------   -------- ---------  --------  --------
Conventional
  mortgages . . . . .    $408,418     59.8%      6.0%       4.9    408,418    --       408,418    --
Credit facilities . .     259,000     37.9%      4.3%       2.0      --      259,000   160,000    99,000
Tax-exempt debt (2) .       9,500      1.4%      3.8%       0.5      --        9,500     --        9,500
Other . . . . . . . .       5,700      0.9%      3.1%      --        --        5,700     --        5,700
                         --------  --------  --------  --------   --------  --------  --------  --------
    Total . . . . . .    $682,618    100.0%      5.3%       3.7    408,418   274,200   568,418   114,200
                         ========  ========  ========  ========   ========  ========  ========  ========
Percent of total. . .                                                59.8%     40.2%     83.3%     16.7%
                                                                  ========  ========  ========  ========

CO-INVESTMENT PARTNERSHIPS AT 100%:
----------------------------------
                                             Weighted
                                   Percent   Average
                                     of      Interest  Years to
Type of Indebtedness     Balance    Total    Rate (1)  Maturity   Secured  Unsecured   Fixed    Variable
--------------------     --------  --------  --------  --------   -------- ---------  --------  --------
Conventional
  mortgages . . . . .    $559,156     89.8%      7.0%       4.9    559,156     --      559,156    --
Construction financing     63,753     10.2%      6.3%       4.5     63,753     --       34,705    29,048
                         --------  --------  --------  --------   --------  --------  --------  --------
    Total . . . . . .    $622,909    100.0%      7.0%       4.9    622,909     --      593,861    29,048
                         ========  ========  ========  ========   ========  ========  ========  ========
Percent of total. . .                                               100.0%      0.0%     95.3%      4.7%
                                                                  ========  ========  ========  ========

  (1)The weighted average interest rate for variable rate debt reflects (i) the variable rate in effect on the last day of the period, (ii) the effective fixed interest rates on swaps, and (iii) each financing's respective lender credit spread.

  (2)Years to maturity reflects the expiration date of the credit enhancements supporting tax-exempt debt, not the actual maturity date of the bonds, which is in 2024.  The bonds were repaid upon the community's sale on
     July 1, 2005.


     Variable-rate debt includes AMLI's unsecured lines of credit, one term loan and one unsecured tax-exempt bond issue. See the section on "Derivatives and Hedging Financial Instruments" for a discussion of the hedges associated with our primary line of credit and our term loan. AMLI's lines of credit and term loan covenants include leverage, coverage and other covenants typically found in line of credit and loan agreements provided by commercial banks to publicly-traded apartment REITs. AMLI monitors its compliance of the covenants and does not believe that it will breach any of them in the ordinary course of business. A breach of a material financial covenant would normally result in the inability of AMLI to continue to have funds available under the line, until the default was remedied or the condition waived by the lender(s). On July 26, 2005, the terms of the unsecured credit facilities were modified (see note 9 to the consolidated financial statements).

DEVELOPMENT ACTIVITIES

     At June 30, 2005, AMLI has made capital contributions totaling
$11,900 to the co-investment partnerships that have 514 units under development or in lease-up. Two wholly-owned development communities began construction activities in the second quarter of 2005. Including land cost and based on total anticipated development costs, these developments were 21% and 15% complete at June 30, 2005. Including two wholly-owned developments by the OP, AMLI's unfunded capital contributions to complete the 1,047 apartment homes is estimated at $42,303. In addition, the Service Companies have a 360-unit development for sale that will require an additional $1,924 to complete its construction.

     AMLI (including the Service Companies) owns land in Ft. Worth, Austin and Houston, Texas; Atlanta, Georgia; Kansas City, Kansas and near Indianapolis, Indiana, which is being held for the development of apartment homes, or for sale. In addition, AMLI has made earnest money deposits for land parcels located in Kansas City, Kansas and Decatur, Georgia.

     AMLI has started active development planning for its land parcels in Atlanta, Kansas City and Austin. Construction has begun on the 245 and 288 apartment home developments in Dunwoody, Georgia and Overland Park, Kansas, respectively. AMLI believes that it is now a favorable time to start development activities in these submarkets. AMLI has expensed costs associated with carrying land parcels, which are held for future development or sale, in the years 2002 through 2005.

OTHER CAPITAL EXPENDITURES

     In addition to costs incurred to develop or acquire communities, AMLI has made capital expenditures for all wholly-owned communities (including non-same store communities) and information technology as follows:

                                                Six Months Ended
                                                    June 30,
                                             ----------------------
                                                 2005        2004
                                               --------     -------

Operating capital expenditures. . . . . . .    $  2,466       2,071
Information technology costs. . . . . . . .         816         705
                                               --------    --------
                                               $  3,282       2,776
                                               ========    ========

INFLATION

     Inflation has been low for the past several years. AMLI's apartment leases at its communities are typically for six or twelve months' duration.

Absent other market influences, this enables AMLI to reset rental rates relatively often, thereby passing along inflationary increases in its rental expenses on a timely basis. However, in the last three years prior to 2004 other market influences have not permitted AMLI to increase rents proportionate with increases in operating expenses, with a resultant decrease in community NOI and earnings during that period. Since 2004 occupancies at AMLI's communities have generally increased while rental rates have increased slightly in most of AMLI's markets, as job growth continues to improve.

     An increase in general price levels may be accompanied by an increase in interest rates. At June 30, 2005, AMLI's exposure to rising interest rates was mitigated by the existing debt level of approximately 41.2% of AMLI's total market capitalization; the high percentage of intermediate-term fixed-rate debt (59.8% of total debt) and the use of interest rate swaps and caps to effectively fix or limit the interest rate on floating-rate borrowings through April 2009 (8.8% of total debt) and December 2009 (14.6% of total debt).

DISCONTINUED OPERATIONS

     Four wholly-owned rental communities were sold during the six months ended June 30, 2005, and one wholly-owned community and two communities built for sale by the Service Companies were held for sale as of June 30, 2005. Five wholly-owned rental communities were sold in 2004. AMLI received $109,827 and $67,310 (including $5,400 of proceeds attributable to extinguishment of debt) net cash proceeds from rental communities sold during the six months ended June 30, 2005 and 2004, respectively. Substantially all of these sale proceeds were used to fund AMLI's acquisition and development activities during these periods. Condensed financial information of the results of operations for these wholly-owned communities is as follows:

                                                  Six Months Ended
                                                      June 30,
                                               --------------------
                                                  2005       2004
                                                --------   --------
Total revenues. . . . . . . . . . . . . . . .   $  4,093     13,261
                                                --------   --------

Community rental expenses . . . . . . . . . .      2,360      6,281
Depreciation expense. . . . . . . . . . . . .        647      2,039
Interest and amortization of deferred costs .        209        510
                                                --------   --------
Total expenses. . . . . . . . . . . . . . . .      3,216      8,830
                                                --------   --------
Income from discontinued operations before
  minority interest . . . . . . . . . . . . .   $    877      4,431
                                                ========   ========


DERIVATIVES AND HEDGING FINANCIAL INSTRUMENTS

     The following table summarizes the notional amounts and approximate fair value of AMLI's derivative asset and liability under existing interest rate cap and swap contracts. The notional amounts at June 30, 2005 provide an indication of the extent of AMLI's involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.

                                                Cumula-
                                                 tive    Approxi-
                      Fixed                      Cash     mate
Type of     Notional  Rate   Term of  Contract   Paid,    Fair
Contract      Amount   (1)   Contract Maturity    Net    Value (2)
--------    --------  ------ -------- --------  -------  ---------
Cap         $ 15,000  4.000%  5 years   4/1/09  $  927         224
            --------                            ------     -------
Derivative
 assets       15,000                               927         224
            --------                            ------     -------

Swap          30,000  4.510%  5 years   4/1/09     904        (600)
Swap          15,000  4.378%  5 years   4/1/09     429        (230)
Swap          40,000  3.984%  5 years 12/20/09    --            (6)
Swap          40,000  3.984%  5 years 12/20/09    --            (6)
Swap          20,000  3.994%  5 years 12/20/09    --           (12)
            --------                            ------     -------
Derivative
 liability   145,000                             1,333        (854)
            --------                            ------     -------
            $160,000                            $2,260
            ========                            ======

Net derivative liability at June 30, 2005                  $  (630)
                                                           =======
At December 31, 2004:
  Derivative asset                                         $   548
  Derivative liability                                      (1,232)
                                                           -------
Net derivative liability at December 31, 2004              $  (684)
                                                           =======

     (1) The fixed rate for the swaps includes the swap spread (the risk component added to the Treasury yield to determine a fixed rate) and excludes lender's spread.

     (2) Represents the approximate amount which AMLI would have paid or received as of June 30, 2005 and December 31, 2004, respectively, if these contracts were terminated.

     All of AMLI's derivative instruments were reported as other assets or other liabilities at their fair value in the accompanying consolidated balance sheets as of June 30, 2005 and December 31, 2004 and the offsetting adjustments were reported as gains or losses in the consolidated statements of operations or in accumulated other comprehensive income (loss) in shareholders' equity as follows:
                                      At           At
                                    June 30,  December 31,
                                     2005         2004       Change
                                   ---------  ------------   ------
Company's derivative contracts:
  Interest rate swaps . . . . .     $   (854)        (992)      138
  Interest rate cap . . . . . .         (641)        (614)      (27)
  Treasury locks. . . . . . . .          421          519       (98)
                                    --------     --------    ------
                                      (1,074)      (1,087)       13
                                    --------     --------    ------
Share of partnerships'
 derivative contracts:
  AMLI at Osprey Lake . . . . .         (866)        (943)       77
                                    --------     --------    ------
Other comprehensive income
 (loss) attributable to
 derivative contracts . . . . .       (1,940)      (2,030)       90
Other . . . . . . . . . . . . .          110        --          110
                                    --------     --------    ------
Total . . . . . . . . . . . . .     $ (1,830)      (2,030)      200
                                    ========     ========    ======

INVESTMENTS IN EQUITY SECURITIES

     At June 30, 2005, the cost of investments in marketable equity securities is $1,241. These securities are reflected at current value in other assets in the accompanying consolidated balance sheet as of June 30, 2005. Accumulated unrealized holding gains of $110 are included in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheet as of June 30, 2005.


OTHER MATTERS

     AMLI is contingently liable with respect to letters of credit and guarantees issued to secure undertakings made by various unconsolidated affiliates (see note 8 to the consolidated financial statements). AMLI anticipates that no such contingent liability will be realized, and that the various letters of credit and guarantees will eventually expire. AMLI estimates the aggregate fair value of all such letters of credit and guarantees to be less than $200.

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

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Compensation." It replaces SFAS No. 123, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized and reported in financial statements. It is required to be applied by us beginning January 1, 2006. We intend to adopt SFAS No. 123(R) using the modified prospective application method which requires, among other things, that we recognize compensation expense for all awards outstanding at January 1, 2006 for which the requisite service has not yet been rendered. AMLI's adoption of SFAS No. 123(R) is not expected to have a material effect on our financial statements because we have used a fair value based method of accounting for share-based compensation costs for all employee stock compensation awards granted, modified or settled since January 1, 2002 and have been expensing the related costs of these options since. In addition, we do not expect to have significant unvested awards outstanding at January 1, 2006 from awards granted for periods prior to January 1, 2002 outstanding at January 1, 2006.

     In December 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29," ("SFAS 153"). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured on the fair value of assets exchanged. It eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. AMLI does not expect the adoption of SFAS 153 to have a material impact on its financial statements.

     In March 2005, the FASB issued an interpretation of SFAS No. 143,
FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," ("FIN 47"). FIN 47 requires an entity to recognize a liability for a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event. The liability must be recognized if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. AMLI is evaluating FIN 47 for any impact to the financial statements.

     In June 2005, the Emerging Issues Task Force of the Financial Accounting Standards Board agreed on a framework for evaluating whether a general partner controls a limited partnership and should therefore consolidate it (issue "EITF 04-05"). EITF 04-05 applies not only to limited partnerships but also to other forms of ownership, such as limited liability companies. There is a presumption that consolidation by a general partner will be required unless the limited partners have either substantive "Kick-out" or "Participating" rights.

     We account for our investments in 32 partnerships and limited liability companies ("partnerships") using the equity method of accounting (i.e., we do not consolidate these partnerships because, among other things, and based on existing accounting literature, we do not control these partnerships). We are required to account for these co-investment partnerships in accordance with EITF 04-05 as of January 1, 2006 and are in the process of reviewing the terms of our various partnership agreements to determine whether any change in the accounting for our investments in these partnerships will be required. Starting in 2006, consolidation of some or all of the partnerships currently accounted for using the equity method of accounting, if required, could have a material impact on our future financial position and results of operations.


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

     AMLI has reduced its exposure to risks associated with interest rate changes and has significantly extended the average maturities of its fixed-rate debt portfolio by the following financing activities:

                      Original    Effective
                      Principal     Fixed      Loan     Maturity
                       Amount     Rate (1)     Date       Date
                      ---------   ---------  --------   --------
Refinancing of
 floating-rate debt . $140,000      6.56%     6/6/01     7/1/11
Mortgage loans assumed
 on communities
 acquired:
  AMLI at Danada
    Farms (2) . . . .   20,947      4.77%    10/31/03    3/1/07
  AMLI at Oak Bend
    (2) . . . . . . .   10,847      5.62%    12/31/03    12/1/06
  AMLI at McGinnis
    Ferry (3) . . . .   21,536      5.04%     8/1/00     7/1/10
  AMLI at Cityplace
    (4) . . . . . . .   20,267      4.88%     7/23/03    8/1/13
Additional mortgage
 loan on AMLI at
 Danada Farms . . . .   20,000      4.48%    12/19/03    3/1/07
First mortgage loan
 on AMLI on Eldridge
  Parkway . . . . . .   32,709      5.36%     5/26/04    6/1/14
First mortgage loan
 on AMLI at Riverbend   45,000      4.85%     7/19/04    8/1/14
                      --------
                      $311,306
                      ========

     On July 26, 2005 we modified the terms of our existing unsecured credit facilities (see note 9 to the consolidated financial statements).

 (1) Fixed rates for financial reporting purposes.

 (2) AMLI assumed a total of $56,838 of the existing fixed-rate mortgages on five communities acquired from our co-investment partners, of which $25,044 relating to three communities has since been repaid.

 (3) Loan was assumed on February 24, 2005 upon acquisition of this community.

 (4) Loan assumed on May 10, 2005 upon acquisition of this community.

     At June 30, 2005, 83.3% of AMLI's debt is at fixed rates, which includes $145,000 of variable-rate debt that has been swapped to fixed rates and $15,000 capped at a fixed rate. On October 29, 2004, AMLI closed on a 90-day $40,000 unsecured variable-rate bank loan. The loan was repaid from proceeds of a $110,000 unsecured variable-rate four-year term loan obtained from a group of four banks, which closed on December 20, 2004. In addition, AMLI entered into interest rate swap agreements for the period July 1, 2005 through December 20, 2009 effectively fixing the interest rate on $100,000 of the variable-rate term loan at a rate of 3.99% plus the loan spread, or 4.99%.

     At June 30, 2005, variable-rate debt (net of $160,000 swapped and capped to fixed rates) totaled $114,200, so that each 1% increase in short-term interest rates will increase AMLI's annual interest cost by $1,142.

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

     As of the end of the period covered by this report, AMLI conducted an evaluation of the effectiveness of its disclosure controls and procedures. Based on management's evaluation as of June 30, 2005, AMLI's Chief Executive Officer and its Chief Financial Officer have concluded that AMLI's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by AMLI in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There were no changes in AMLI's internal control over financial reporting during the second quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, AMLI's internal control over financial reporting.


     STABILIZED WHOLLY-OWNED COMMUNITIES

     The table below summarizes certain information related to the stabilized wholly-owned communities.

                                                                                   2nd Qtr.
                                                                                     2005
                                                                                    Average
                                                                                    Monthly
                                                                                   Collected      Physical
                                                                    Average        Revenues       Occupancy
                                                    Number of      Apartment         Per             at
Wholly-Owned                           Year         Apartment        Size          Occupied       June 30,
Communities           Location       Completed       Homes       (Square Feet)     Apartment        2005
------------          --------       ---------      ---------    -------------     ---------     ----------
Dallas/Ft. Worth, TX
AMLI:
 at Bishop's Gate     Plano            1997               266            1,098       $ 1,045          95.5%
 on the Fairways      Coppell          2002               322              900           884          95.0%
 on the Green         Ft. Worth       1990/93             424              846           736          94.1%
 Knox-Henderson       Dallas           1994               180              875         1,073          95.6%
 of North Dallas      Dallas          1985/86           1,032              879           679          91.9%
 at Oak Bend          Dallas           1997               426              898           777          90.4%
 7th Street
   Station            Ft. Worth        2000               189            1,060         1,038          96.3%
 at Shadow Ridge      Flower Mound     2000               222              983           982          94.6%
 at Stonebridge
   Ranch              McKinney         2001               250              857           771          94.8%
 Upper West Side      Ft. Worth        2001               194              907         1,000          91.8%
 at Valley Ranch      Irving           1985               460              848           773          93.7%
 at Cityplace         Dallas           2000               244            1,017         1,154          89.3%
                                                       ------           ------        ------          -----
                                                        4,209              911           840          93.1%
                                                       ------           ------        ------          -----
Atlanta, GA
AMLI:
 at Clairmont         Atlanta          1988               288              796           824          93.1%
 at Killian Creek     Snellville       1999               256            1,027           853          91.4%
 at Park Creek        Gainesville      1998               200              976           811          95.5%
 at Vinings           Smyrna           1985               360            1,040           828          96.1%
 at West Paces        Atlanta          1992               337            1,050           937          78.6%
 at McGinnis Ferry    Gwinnett County 1999/02             696            1,205           931          90.7%
                                                       ------           ------        ------          -----
                                                        2,137            1,055           879          90.6%
                                                       ------           ------        ------          -----





                                                                                   2nd Qtr.
                                                                                     2005
                                                                                    Average
                                                                                    Monthly
                                                                                   Collected      Physical
                                                                    Average        Revenues       Occupancy
                                                    Number of      Apartment         Per             at
Wholly-Owned                           Year         Apartment        Size          Occupied       June 30,
Communities           Location       Completed       Homes       (Square Feet)     Apartment        2005
------------          --------       ---------      ---------    -------------     ---------     ----------

Chicago, IL
AMLI:
 at Canterfield       West Dundee      2001               352            1,224         1,353          91.2%
 at Danada Farms      Wheaton         1989/91             600              869         1,041          96.0%
 at Kirkland
  Crossing            Aurora           2004               266            1,143         1,195          92.5%
 at Oakhurst North    Aurora           2000               464            1,013         1,050          92.9%
 at Poplar Creek (1)  Schaumburg       1985               196              906         1,059          93.9%
 at River Run         Naperville       2003               206            1,316         1,388          92.7%
                                                        -----           ------        ------         ------
                                                        2,084            1,044         1,151          93.5%
                                                        -----           ------        ------         ------

Austin, TX
AMLI:
 at Lantana Ridge     Austin           1997               354              881           863          93.5%
 at StoneHollow       Austin           1997               606              866           757          95.2%
 at Lantana Hills     Austin           2000               264              972           998          96.6%
                                                       ------           ------        ------          -----
                                                        1,224              893           840          95.0%
                                                       ------           ------        ------          -----

Kansas City, KS
AMLI:
 Creekside            Overland Park    2000               224              813           783          92.0%
 at Lexington Farms   Overland Park    1998               404              972           793          93.6%
 at Regents Center    Overland Park 1991/95/97            424              940           772          95.3%
 at Regents Crest     Overland Park   1997/00             476              948           784          94.5%
 at Wynnewood Farms   Overland Park    2000               232            1,017           906          94.4%
                                                       ------           ------        ------          -----
                                                        1,760              944           799          94.2%
                                                       ------           ------        ------          -----





                                                                                   2nd Qtr.
                                                                                     2005
                                                                                    Average
                                                                                    Monthly
                                                                                   Collected      Physical
                                                                    Average        Revenues       Occupancy
                                                    Number of      Apartment         Per             at
Wholly-Owned                           Year         Apartment        Size          Occupied       June 30,
Communities           Location       Completed       Homes       (Square Feet)     Apartment        2005
------------          --------       ---------      ---------    -------------     ---------     ----------

Indianapolis, IN
AMLI:
 Carmel Center        Carmel           2004               322            1,074           926          96.0%
 at Castle Creek      Indianapolis     2000               276              978           915          88.8%
 at Conner Farms      Fishers          1993               300            1,091           909          92.7%
 at Eagle Creek       Indianapolis     1998               240              973           848          96.3%
 at Lake Clear-
   water              Indianapolis     1999               216            1,009           946          94.4%
 at Riverbend         Indianapolis    1983/85             996              824           691          92.8%
 on Spring Mill       Carmel           1999               400            1,017           867          93.0%
                                                       ------           ------        ------          -----
                                                        2,750              953           824          93.2%
                                                       ------           ------        ------          -----
Houston, TX
AMLI:
 on Eldridge
   Parkway            Houston         1998/99             668              884           791          91.5%
 at the Medical
   Center             Houston          2000               334              962           989          95.2%
                                                       ------           ------        ------          -----
                                                        1,002              910           857          92.7%
                                                       ------           ------        ------          -----
Denver, CO
AMLI:
 at Gateway Park      Denver           2000               328              899           837          92.4%
 at Westcliff         Westminster      2003               372            1,001           921          91.7%
                                                       ------           ------        ------          -----
                                                          700              953           882          92.0%
                                                       ------           ------        ------          -----
Southeast Florida,
FL
AMLI:
 at Ibis              West Palm Beach  2001               234            1,201         1,121          92.3%
                                                       ------           ------        ------          -----
  Total                                                16,100              963        $  885          93.0%
                                                       ======           ======        ======          =====

  (1)  Sold on July 1, 2005.





     STABILIZED CO-INVESTMENT COMMUNITIES

     The table below summarizes certain information related to the stabilized co-investment communities.

                                                                                      2nd Qtr.
                                                                                       2005
                                                                                      Average
                                                                                      Monthly
                                                                                     Collected    Physical
                                                                           Average    Revenues    Occupancy
                    AMLI's                                  Number of     Apartment    Per           at
Co-investment       Ownership                      Year     Apartment       Size     Occupied     June 30,
Communities         Percentage    Location       Completed   Homes      (Square Feet)Apartment      2005
-------------       ----------    --------       ---------  ---------   ----------------------   ----------

Dallas/Ft. Worth, TX
AMLI:
 at Breckinridge
   Point              45%         Richardson       1999           440           1,063   $  920        92.3%
 at Bryan Place       48%         Dallas           1999           420             890      943        93.1%
 at Deerfield         25%         Plano            2000           240             996      914        92.5%
 on Frankford         45%         Dallas           1998           582             889      890        97.1%
 on the Parkway       25%         Dallas           1999           240             939      847        95.0%
 at Prestonwood
   Hills              45%         Dallas           1997           272             903      873        95.6%
                                                               ------          ------   ------        -----
                                                                2,194             943      902        94.5%
                                                               ------          ------   ------        -----

Atlanta, GA
AMLI:
 at Barrett Lakes     35%         Kennesaw         1997           446           1,037      906        95.1%
 at Barrett Walk      25%         Kennesaw         2002           290             938      870        96.9%
 at Kedron Village    20%         Fayette County   2002           216           1,177    1,070        95.8%
 at Lost Mountain     75%         Paulding County  2000           164             958      791        94.5%
 at Mill Creek        25%         Gwinnett County  2001           400           1,015      851        93.0%
 at Milton Park       25%         Alpharetta       2003           461             966      977        96.5%
 at Northwinds        35%         Alpharetta       1999           800           1,023      937        94.1%
 at Peachtree City    20%         Fayette County   1998           312             980      912        91.3%
 at River Park        40%         Norcross         1997           222           1,021      933        93.7%
 at Windward Park     45%         Alpharetta       1999           328           1,082      932        96.0%
                                                               ------          ------   ------        -----
                                                                3,639           1,017      922        94.7%
                                                               ------          ------   ------        -----




                                                                                      2nd Qtr.
                                                                                       2005
                                                                                      Average
                                                                                      Monthly
                                                                                     Collected    Physical
                                                                           Average    Revenues    Occupancy
                    AMLI's                                  Number of     Apartment    Per           at
Co-investment       Ownership                      Year     Apartment       Size     Occupied     June 30,
Communities         Percentage    Location       Completed   Homes      (Square Feet)Apartment      2005
-------------       ----------    --------       ---------  ---------   ----------------------   ----------
Chicago, IL
AMLI:
 at Chevy Chase       33%         Buffalo Grove    1988           592             812    1,076        95.1%
 at Osprey Lake       69%         Gurnee          1997/99         483             938    1,052        94.8%
 at St. Charles       25%         St. Charles      2000           400             990    1,141        94.3%
 at Windbrooke        15%         Buffalo Grove    1987           236             903    1,116        92.8%
 at Seven Bridges     20%         Woodridge        2005           520             933    1,128        91.2%
                                                               ------          ------   ------        -----
                                                                2,231             909    1,099        93.7%
                                                               ------          ------   ------        -----
Austin, TX
AMLI:
 at Monterey Oaks     25%         Austin           2000           430             960      881        97.4%
 at Scofield Ridge    45%         Austin           2000           487             889      791        93.2%
                                                               ------          ------   ------        -----
                                                                  917             922      833        95.2%
                                                               ------          ------   ------        -----
Kansas City, KS
AMLI:
 at Cambridge Square  30%         Overland Park    2002           408             941      899        93.9%
 at Summit Ridge      25%         Lee's Summit     2001           432             952      857        95.6%
                                                               ------          ------   ------        -----
                                                                  840             947      878        94.8%
                                                               ------          ------   ------        -----
Houston, TX
AMLI:
 at King's Harbor     25%         Houston          2001           300             953      863        92.3%
 Midtown              45%         Houston          1998           419             880    1,079        94.7%
 Towne Square         45%         Houston          1999           380             827    1,040        95.8%
                                                               ------          ------   ------        -----
                                                                1,099             882    1,007        94.4%
                                                               ------          ------   ------        -----
Denver, CO
AMLI:
 at Lowry Estates     50%         Denver           2000           414             947      940        91.3%
 at Park Meadows      25%         Littleton        2001           518           1,029      972        95.0%
                                                               ------          ------   ------        -----
                                                                  932             993      958        93.4%
                                                               ------          ------   ------        -----
  Total                                                        11,852             956   $  952        94.4%
                                                               ======          ======   ======        =====




     Summarized information for combined wholly-owned and co-investment communities is as follows:

                                                                                     2nd Qtr.
                                                                                       2005
                                                                                      Average
                                                                                      Monthly
                                                                                     Collected    Physical
                                                                                     Revenues     Occupancy
                                                            Number of                  Per          at
                                                            Apartment     Percent of Occupied     June 30,
                                                             Homes      Portfolio (1)Apartment      2005
                                                            ---------   ----------------------   ----------
Combined Wholly-owned
and Co-investment
Communities
---------------------

Dallas/Ft. Worth, TX                                            6,403           22.9%   $  861        93.6%
Atlanta, GA                                                     5,776           20.7%      906        93.1%
Chicago, IL                                                     4,315           15.5%    1,124        93.6%
Austin, TX                                                      2,141            7.7%      837        95.1%
Kansas City, KS                                                 2,600            9.3%      824        94.4%
Indianapolis, IN                                                2,750            9.8%      824        93.2%
Houston, TX                                                     2,101            7.5%      935        93.6%
Denver, CO                                                      1,632            5.8%      925        92.8%
Southeast Florida, FL                                             234            0.8%    1,121        92.3%
                                                               ------          ------   ------       ------
Total                                                          27,952          100.0%   $  914        93.6%
                                                               ======          ======   ======       ======




  (1)  Based on the number of apartment homes.



PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of AMLI Residential Properties Trust was held on April 25, 2005 for the following purposes:

     1. To elect one trustee to serve for a remaining two-year term and three trustees to serve for a three-year term and until their successors are elected and qualify;

     2. To amend the Declaration of Trust to eliminate the classification of the Board of Trustees; and

     3. To ratify the appointment of KPMG LLP as AMLI's Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2005.

Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

     All of the management's nominees for trustees as listed in the proxy statement were elected with the following vote:

                                        Shares
                                        Voted        Shares
                                        "For"      "Withheld"
                                      ----------   ----------

     Bruce P. Bickner . . . . . . .   23,761,770       66,423
     Laura D. Gates . . . . . . . .   23,762,675       65,518
     Marc S. Heilweil . . . . . . .   23,732,535       95,658
     Gregory T. Mutz. . . . . . . .   23,727,609      100,584


     The amendment of the Declaration of Trust to eliminate the classification of the Board of Trustees was approved by the following vote:

        Shares           Shares                           Shares
        Voted            Voted            Shares            Not
        "For"           "Against"        "Abstain"         Voted
      ----------        ---------        ---------        -------

      23,608,861         161,380          57,952            --


     The ratification of the appointment of KPMG LLP as Independent Registered Public Accounting Firm was approved by the following vote:

        Shares           Shares                           Shares
        Voted            Voted            Shares            Not
        "For"           "Against"        "Abstain"         Voted
      ----------        ---------        ---------        -------

      12,621,767         180,030          26,396            --

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

     (b)   Reports on Form 8-K.

           Current report on Form 8-K filed on April 5, 2005 relating to AMLI's acquisition of assets and the historical statements of revenue in excess of certain expenses of AMLI at Ibis acquired from Altman Development Corporation in 2004 for the period from January 1, 2004 through April 15, 2004 and for the year ended December 31, 2003, and the historical statements of revenue in excess of certain expenses of The Lodge on the Parkway acquired from Eldridge Lodge L.P. in 2004 for the period from January 1, 2004 through March 31, 2004 and for the year ended December 31, 2003.

           Current Report on Form 8-K filed on April 27, 2005 furnishing the following as exhibits:

                 1. AMLI's press release dated April 26, 2005, announcing the first quarter 2005 operating results and a dividend declaration.

                 2.   AMLI's first quarter 2005 Supplemental
                      Operating and Financial Data.

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            AMLI RESIDENTIAL PROPERTIES TRUST




Date:  August 4, 2005       By:   /s/ CHARLES C. KRAFT
                                  -----------------------------------
                                  Charles C. Kraft
                                  Principal Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Date:  August 4, 2005       By:   /s/ GREGORY T. MUTZ
                                  -----------------------------------
                                  Gregory T. Mutz
                                  Chairman of the Board of Trustees




Date:  August 4, 2005       By:   /s/ ROBERT J. CHAPMAN
                                  -----------------------------------
                                  Robert J. Chapman
                                  Chief Financial Officer




Date:  August 4, 2005       By:   /s/ CHARLES C. KRAFT
                                  -----------------------------------
                                  Charles C. Kraft
                                  Principal Accounting Officer