Form 10-Q
period 2005-09-30
AMLI RESIDENTIAL PROPERTIES TRUST
filed 2005-11-03
CIK 914724

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549


                                   FORM 10-Q


      [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly Period Ended September 30, 2005

                                      or

      [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____



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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ( X ) No ( )

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes  (   )  No ( X )


The number of the Registrant's Common Shares of Beneficial Interest outstanding was 25,686,114 as of October 28, 2005.

                                     INDEX



PART I  FINANCIAL INFORMATION


Item 1.     Financial Statements

            Report of Independent Registered Public
              Accounting Firm. . . . . . . . . . . . . . . . . . .      4

            Consolidated Balance Sheets as of
              September 30, 2005 (Unaudited) and
              December 31, 2004 (Audited). . . . . . . . . . . . .      5

            Consolidated Statements of Operations
              for the three and nine months ended
              September 30, 2005 and 2004 (Unaudited). . . . . . .      7

            Consolidated Statement of Shareholders'
              Equity for the nine months ended
              September 30, 2005 (Unaudited) . . . . . . . . . . .      9

            Consolidated Statements of Cash Flows
              for the nine months ended
              September 30, 2005 and 2004 (Unaudited). . . . . . .     11

            Notes to Consolidated Financial Statements
              (Unaudited). . . . . . . . . . . . . . . . . . . . .     13


Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations. . . .     35


Item 3.     Quantitative and Qualitative Disclosures
              About Market Risk. . . . . . . . . . . . . . . . . .     76


Item 4.     Controls and Procedures. . . . . . . . . . . . . . . .     77




PART II  OTHER INFORMATION


Item 6.     Exhibits . . . . . . . . . . . . . . . . . . . . . . .     84



SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . .     85

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

      . AMLI's ability to continue to qualify as a real estate investment trust under the Internal Revenue Code; and

      . the timing of closing and other potential effects of our recently announced merger with Morgan Stanley Real Estate's Prime Property Fund.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------


The Board of Trustees and Shareholders
AMLI Residential Properties Trust:

We have reviewed the accompanying consolidated balance sheet of AMLI Residential Properties Trust (the Company) as of September 30, 2005, the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2005 and 2004, the related consolidated statement of shareholders' equity for the nine-month period ended
September 30, 2005, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management.

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




/s/ KPMG LLP


Chicago, Illinois
November 3, 2005

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       AMLI RESIDENTIAL PROPERTIES TRUST

                          CONSOLIDATED BALANCE SHEETS

                   SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                   (Dollars in thousands, except share data)



                                            SEPTEMBER 30,      DECEMBER 31,
                                                2005              2004
                                             (UNAUDITED)        (AUDITED)
                                            -------------      ------------

ASSETS:
Rental communities:
  Land . . . . . . . . . . . . . . . . .       $  171,977           164,422
  Depreciable property . . . . . . . . .        1,065,226         1,031,546
                                               ----------         ---------
                                                1,237,203         1,195,968
  Less accumulated depreciation. . . . .         (147,123)         (136,168)
                                               ----------         ---------
                                                1,090,080         1,059,800

Rental communities held for
  sale, net of accumulated
  depreciation . . . . . . . . . . . . .           34,490            60,161

Rental communities under development . .            5,012            10,331

Land held for development or sale
  and predevelopment costs . . . . . . .           24,681            33,228

Investments in partnerships. . . . . . .          120,400           124,354

Cash and cash equivalents. . . . . . . .            9,657             5,118
Deferred financing costs, net. . . . . .            3,722             3,385
Other assets . . . . . . . . . . . . . .           41,995            26,947
Other assets associated with
  communities held for sale. . . . . . .              367                99
                                               ----------         ---------
          Total assets                         $1,330,404         1,323,423
                                               ==========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Debt . . . . . . . . . . . . . . . . . .       $  614,838           653,901
Distributions in excess of
  investments in and earnings from
  partnerships . . . . . . . . . . . . .           10,934             6,368
Other liabilities. . . . . . . . . . . .           40,691            40,106
Other liabilities associated
  with communities held for sale . . . .            2,040             2,652
                                               ----------         ---------
          Total liabilities. . . . . . .          668,503           703,027
                                               ----------         ---------

                       AMLI RESIDENTIAL PROPERTIES TRUST

                   SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                   (Dollars in thousands, except share data)



                                            SEPTEMBER 30,      DECEMBER 31,
                                                2005              2004
                                             (UNAUDITED)        (AUDITED)
                                            -------------      ------------

Commitments and contingencies (note 8)

Mandatorily redeemable convertible
  preferred shares (at liquidation
  preference). . . . . . . . . . . . . .           96,933            96,933

Minority interest. . . . . . . . . . . .           34,202            31,939


SHAREHOLDERS' EQUITY:
Shares of beneficial interest,
  $0.01 par value, 145,625,000
  authorized, 25,686,114 and
  25,525,564 common shares issued
  and outstanding, respectively. . . . .              257               255

Additional paid-in capital . . . . . . .          526,423           522,742

Unearned compensation. . . . . . . . . .           (3,971)           (2,028)

Employees' and trustees' notes . . . . .           (2,614)           (3,415)

Accumulated other comprehensive
  income (loss). . . . . . . . . . . . .            1,347            (2,030)

Retained earnings (dividends
  paid in excess of earnings). . . . . .            9,324           (24,000)
                                               ----------         ---------
        Total shareholders'
          equity . . . . . . . . . . . .          530,766           491,524
                                               ----------         ---------
        Total liabilities and
          shareholders' equity . . . . .       $1,330,404         1,323,423
                                               ==========         =========



















         See accompanying notes to consolidated financial statements.

                       AMLI RESIDENTIAL PROPERTIES TRUST

                     CONSOLIDATED STATEMENTS OF OPERATIONS

            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                  (UNAUDITED)
                   (Dollars in thousands, except share data)

                               THREE MONTHS ENDED       NINE MONTHS ENDED
                                  SEPTEMBER 30            SEPTEMBER 30
                              --------------------    --------------------
                                2005        2004        2005        2004
                              --------    --------    --------    --------
Revenues:
  Rental and other income.    $ 41,243      31,509     116,063      88,265
  Service Companies. . . .       3,612      11,585      11,485      36,686
  Fee income . . . . . . .       1,227         636       1,829       1,493
                              --------    --------    --------    --------
                                46,082      43,730     129,377     126,444
                              --------    --------    --------    --------
Expenses:
  Community rental . . . .      18,914      14,727      51,763      38,856
  Service Companies. . . .       4,045      12,123      13,309      38,232
  Depreciation . . . . . .      11,104       9,257      33,091      25,327
  General and
    administrative . . . .       2,118         871       6,074       4,860
  Provision for loss on
    land held for sale . .       --            150         150         150
                              --------    --------    --------    --------
                                36,181      37,128     104,387     107,425
                              --------    --------    --------    --------
Other income (expenses):
  Income from partner-
    ships. . . . . . . . .         559         616       1,721       2,549
  Share of gain on sale
    of a partnership
    community  . . . . . .       --          --          3,091       2,648
  Gains on sales of
    interests in wholly-
    owned communities. . .      32,117       --         32,117       --
  Gain on extinguishment
    of debt related to
    sale of interest in
    a wholly-owned
    community. . . . . . .         383       --            383       --
  Other income . . . . . .          96         207         728       1,115
  Interest and amortiza-
    tion of deferred
    costs. . . . . . . . .      (9,844)     (7,638)    (28,166)    (21,462)
  Prepayment penalty and
    write-off of unamor-
    tized deferred
    financing costs
    relating to extin-
    guishment of debt. . .       --          --          --         (1,121)
                              --------    --------    --------    --------
                                23,311      (6,815)      9,874     (16,271)
                              --------    --------    --------    --------
Income (loss) from
  continuing operations
  before minority
  interest . . . . . . . .      33,212        (213)     34,864       2,748
Minority interest. . . . .       1,889        (134)      1,755        (172)
                              --------    --------    --------    --------
Income (loss) from con-
  tinuing operations, net
  of minority interest . .      31,323         (79)     33,109       2,920
                              --------    --------    --------    --------

                       AMLI RESIDENTIAL PROPERTIES TRUST

            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                  (UNAUDITED)
                   (Dollars in thousands, except share data)


                               THREE MONTHS ENDED       NINE MONTHS ENDED
                                  SEPTEMBER 30            SEPTEMBER 30
                              --------------------    --------------------
                                2005        2004        2005        2004
                              --------    --------    --------    --------
Income from discontinued
  operations, net of
  minority interest. . . .         248         995         953       5,114
Gains on sales of rental
  communities, net of
  minority interest. . . .      11,722      11,318      40,852      48,800
Gain on extinguishment
  of debt, net of
  minority interest. . . .         843       --            843       4,423
                              --------    --------    --------    --------
Income from discontinued
  operations . . . . . . .      12,813      12,313      42,648      58,337
                              --------    --------    --------    --------

Net income . . . . . . . .      44,136      12,234      75,757      61,257
Net income attributable
  to preferred shares. . .       5,937       1,933      10,908       9,609
                              --------    --------    --------    --------
Net income attributable
  to common shares . . . .    $ 38,199      10,301      64,849      51,648
                              ========    ========    ========    ========

Income (loss) per
 common share - basic:
  From continuing
    operations . . . . . .    $   1.15       (0.08)       1.07       (0.12)
  From discontinued
    operations . . . . . .        0.35        0.49        1.48        2.25
                              --------    --------    --------    --------
                              $   1.50        0.41        2.55        2.13
                              ========    ========    ========    ========

Income (loss) per
 common share - diluted:
  From continuing
    operations . . . . . .    $   1.14       (0.08)       1.06       (0.12)
  From discontinued
    operations . . . . . .        0.34        0.49        1.46        2.25
                              --------    --------    --------    --------
                              $   1.48        0.41        2.52        2.13
                              ========    ========    ========    ========

Dividends declared and
  paid per common share. .    $   0.48        0.48        1.44        1.44
                              ========    ========    ========    ========








         See accompanying notes to consolidated financial statements.

                                              AMLI RESIDENTIAL PROPERTIES TRUST

                                       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                            NINE MONTHS ENDED SEPTEMBER 30, 2005

                                                         (UNAUDITED)
                                                   (Dollars in thousands)

                                                                                                       RETAINED
                                  SHARES OF                                              ACCUMULATED   EARNINGS
                              BENEFICIAL INTEREST                            EMPLOYEES'    OTHER      (DIVIDENDS
                             ---------------------   ADDITIONAL   UNEARNED      AND      COMPREHEN-     PAID IN
                              COMMON                  PAID-IN      COMPEN-    TRUSTEES'  SIVE INCOME   EXCESS OF
                              SHARES        AMOUNT    CAPITAL      SATION      NOTES       (LOSS)      EARNINGS)    TOTAL
                            ----------      ------   ---------    --------   ----------  -----------  -----------  -------
Balance at
 December 31, 2004 . . . .  25,525,564       $ 255     522,742      (2,028)     (3,415)      (2,030)     (24,000)  491,524
                                                                                                                   -------

Comprehensive income:
  Net income . . . . . . .       --            --        --          --          --           --          75,757    75,757
  Preferred share
   dividends paid. . . . .       --            --        --          --          --           --          (5,797)   (5,797)
  Current period
   change in fair
   value of deriva-
   tive contracts. . . . .       --            --        --          --          --           3,184        --        3,184
  Current period change
   in fair value of
   marketable
   securities. . . . . . .       --            --        --          --          --             193        --          193
                                                                                                                   -------
Comprehensive income
  attributable to
  common shares. . . . . .       --            --        --          --          --           --           --       73,337
                                                                                                                   -------
Common share
  distributions. . . . . .       --            --        --          --          --           --         (36,636)  (36,636)

Shares issued in
 connection with:
  Executive Share
   Purchase Plan . . . . .      17,369         --          514       --          --           --           --          514
  Options exercised. . . .      31,837           1         292       --          --           --           --          293




                                              AMLI RESIDENTIAL PROPERTIES TRUST

                                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY - CONTINUED

                                            NINE MONTHS ENDED SEPTEMBER 30, 2005

                                                         (UNAUDITED)
                                                   (Dollars in thousands)


                                                                                                       RETAINED
                                  SHARES OF                                              ACCUMULATED   EARNINGS
                              BENEFICIAL INTEREST                            EMPLOYEES'    OTHER      (DIVIDENDS
                             ---------------------   ADDITIONAL   UNEARNED      AND      COMPREHEN-     PAID IN
                              COMMON                  PAID-IN      COMPEN-    TRUSTEES'  SIVE INCOME   EXCESS OF
                              SHARES        AMOUNT    CAPITAL      SATION      NOTES       (LOSS)      EARNINGS)    TOTAL
                            ----------      ------   ---------    --------   ----------  -----------  -----------  -------
  OP Units converted
   to shares . . . . . . .       6,066         --          119       --          --           --           --          119
  Trustees' compen-
   sation. . . . . . . . .       1,969         --           78       --          --           --           --           78
  Senior Officer
   Share Acquisi-
   tion Plan . . . . . . .     103,309           1       2,917      (2,918)      --           --           --         --
Amortization of
 unearned compen-
 sation. . . . . . . . . .       --            --        --            975       --           --           --          975
Repayments or
 forgiveness of
 employees' and
 trustees' notes . . . . .       --            --        --          --            801        --           --          801
Reallocation of
 minority interest . . . .       --            --         (239)      --          --           --           --         (239)
                            ----------        ----     -------     -------     -------      -------      -------   -------

Balance at
 September 30, 2005. . . .  25,686,114        $257     526,423      (3,971)     (2,614)       1,347        9,324   530,766
                            ==========        ====     =======     =======     =======      =======      =======   =======










                                See accompanying notes to consolidated financial statements.

                       AMLI RESIDENTIAL PROPERTIES TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                  (UNAUDITED)
                            (Dollars in thousands)

                                                        2005        2004
                                                      --------    --------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . .    $ 75,757      61,257
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization. . . . . . . . .      37,523      32,103
    Share of income from partnerships. . . . . . .      (1,721)     (2,549)
    Cash distributions from partnerships -
      operating cash flows . . . . . . . . . . . .       7,951       9,634
    Gains on sales of rental communities . . . . .     (75,600)    (52,098)
    Gains on extinguishment of debt for
      communities sold . . . . . . . . . . . . . .      (1,491)     (4,723)
    Share of partnership's gain on sale
      of a rental community. . . . . . . . . . . .      (3,091)     (2,648)
    Gain on sale of a land parcel. . . . . . . . .        (119)       (570)
    Amortization of unearned compensation. . . . .         975         629
    Minority interest. . . . . . . . . . . . . . .       4,501       3,804
    Other. . . . . . . . . . . . . . . . . . . . .         333       1,034
  Changes in assets and liabilities:
    Deferred costs . . . . . . . . . . . . . . . .         (99)      --
    Service Companies' deferred tax benefit. . . .      (1,849)     (1,608)
    Other assets . . . . . . . . . . . . . . . . .        (737)      2,570
    Accrued real estate taxes. . . . . . . . . . .          (8)       (502)
    Accrued interest payable . . . . . . . . . . .          85         560
    Tenant security deposits and prepaid rent. . .        (377)         32
    Other liabilities. . . . . . . . . . . . . . .       1,003           3
                                                      --------    --------
        Net cash provided by
          operating activities . . . . . . . . . .      43,036      46,928
                                                      --------    --------
Cash flows from (for) investing activities:
  Investments in partnerships. . . . . . . . . . .      (4,525)     (2,987)
  Distributions from partnerships -
    return of capital. . . . . . . . . . . . . . .      14,537      14,057
  Net proceeds from sales of rental
    communities less $12,448 cash in
    deferred exchange escrow at September 30,
    2005 . . . . . . . . . . . . . . . . . . . . .     171,570      94,868
  Share of a partnership's net cash proceeds,
    in excess of return of capital, from
    sale of a rental community . . . . . . . . . .       2,032         635
  Net proceeds from sale of a land parcel. . . . .       4,292       1,615
  Proceeds from collection of a purchase
    money note . . . . . . . . . . . . . . . . . .       --         28,530
  Loan to a partnership. . . . . . . . . . . . . .       --         (1,200)
  Advances to/from affiliates, net . . . . . . . .        (960)       (120)
  Earnest money deposits . . . . . . . . . . . . .      (2,272)       (254)
  Acquisition of communities . . . . . . . . . . .     (85,890)   (229,538)
  Acquisition capital expenditures . . . . . . . .      (4,494)     (1,327)
  Rehab capital expenditures . . . . . . . . . . .      (2,143)     (1,251)
  Operating capital expenditures . . . . . . . . .      (5,165)     (4,697)
  Communities under development, net of
    co-investors' share of costs . . . . . . . . .     (20,016)     (8,201)
  Other assets . . . . . . . . . . . . . . . . . .      (1,833)      --
  Other liabilities. . . . . . . . . . . . . . . .       4,529      (1,564)
                                                      --------    --------
        Net cash provided by (used in)
          investing activities . . . . . . . . . .      69,662    (111,434)
                                                      --------    --------

                       AMLI RESIDENTIAL PROPERTIES TRUST

                 NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                  (UNAUDITED)
                            (Dollars in thousands)
                                                        2005        2004
                                                      --------    --------
Cash flows for financing activities:
  Debt proceeds, net of financing costs. . . . . .     265,539     620,431
  Debt repayments. . . . . . . . . . . . . . . . .    (332,405)   (620,585)
  Prepayment penalty upon refinancing
    of a wholly-owned community loan . . . . . . .       --           (502)
  Proceeds from sales of communities
    attributable to extinguishment of debt . . . .       1,593       5,400
  Proceeds from collection of a note receivable. .       1,050       --
  Proceeds from issuance of Option Plan
    and Executive Share Purchase Plan shares
    and collection of employees' and
    trustees' notes and other. . . . . . . . . . .         855       5,859
  Proceeds from common shares offering,
    net of issuance costs. . . . . . . . . . . . .       --         94,494
  Proceeds from settlement of a treasury lock. . .       --            347
  Distributions to minority interests. . . . . . .      (2,358)     (2,468)
  Dividends paid . . . . . . . . . . . . . . . . .     (42,433)    (40,369)
                                                      --------    --------
        Net cash (used in) provided by
          financing activities . . . . . . . . . .    (108,159)     62,607
                                                      --------    --------
Net increase (decrease) in cash and
  cash equivalents . . . . . . . . . . . . . . . .       4,539      (1,899)
Cash and cash equivalents
  at beginning of period . . . . . . . . . . . . .       5,118       5,937
                                                      --------    --------
Cash and cash equivalents
  at end of period . . . . . . . . . . . . . . . .    $  9,657       4,038
                                                      ========    ========
Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and other interest,
    net of amounts capitalized . . . . . . . . . .    $ 27,380      20,673
                                                      ========    ========
Supplemental disclosure of non-cash investing
 and financing activities:
  OP units converted to common shares. . . . . . .    $    119       1,115
  Shares issued in connection with
    Executive Share Purchase Plan and trustees'
    compensation . . . . . . . . . . . . . . . . .         146         754
  Forgiveness of employees' notes. . . . . . . . .         685         688
  Contribution of interests in communities
    to co-investment partnerships. . . . . . . . .      13,607       --
  Assumption of bonds and first mortgage
    debt by the purchasers in connection with
    sales of communities . . . . . . . . . . . . .      53,796      40,750
  Assumption of mortgage debt in connection
    with acquisition of communities. . . . . . . .      77,153       --
  Assumption of mortgage debt and other
    liabilities in connection with the
    acquisition of a partner's ownership
    interest in a partnership community:
      Mortgage debt, net of deferred
        financing. . . . . . . . . . . . . . . . .       --          6,163
      Other liabilities. . . . . . . . . . . . . .       --              4
                                                      ========    ========


         See accompanying notes to consolidated financial statements.

                       AMLI RESIDENTIAL PROPERTIES TRUST

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2005 AND 2004

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

      AMLI is the sole general partner and owned an approximate 95% general partnership interest in AMLI Residential Properties, L.P. (the "Operating Partnership" or "OP") at September 30, 2005. The approximate 5% not owned by AMLI was owned by limited partners that hold Operating Partnership units ("OP Units") which are convertible into common shares of AMLI on a one-for-one basis, subject to certain limitations. At September 30, 2005, AMLI owned 29,611,114 OP Units (including 3,925,000 Preferred OP Units) and the limited partners owned 1,633,415 OP Units. AMLI believes it has qualified and anticipates continuing to qualify as a real estate investment trust for Federal income tax purposes.

      At September 30, 2005, AMLI owned or had interests in 78 multifamily apartment communities (43 wholly-owned and 35 co-investments) comprised of 29,183 apartment homes, of which 15,112 apartment homes were wholly-owned. Seventy-five of these communities totaling 28,356 apartment homes were stabilized and three communities containing 827 apartment homes were under development or in lease-up. In addition, the Service Companies (defined below) have developed one community for sale and have another community under development to be sold upon completion. These two communities contain 451 apartment homes. The Service Companies also own a limited partnership interest in another community containing 248 apartment homes developed for sale, which the Service Companies have agreed to sell to their partner.

      On October 23, 2005, AMLI and the Operating Partnership, entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Prime Property Fund, LLC, a Delaware limited liability company ("Acquiror"), will acquire AMLI and its subsidiaries through the mergers of AMLI and the Operating Partnership with merger subsidiaries of the Acquiror (the "Mergers").

      Pursuant to the terms of the Merger Agreement, each issued and outstanding common share (together with the related preferred share purchase rights), will be converted into the right to receive $37.75 in cash, without interest and each operating partnership unit in the Operating Partnership will be converted into the right to receive $37.75 in cash, without interest. In addition, holders of common shares and operating partnership units will receive additional merger consideration that represents a pro-rata portion of the regular quarterly dividend or distribution customarily payable with respect to the common shares or operating partnership units that is allocable to the quarter in which the Mergers are closed and will be based on the number of days having elapsed in such quarter period.

                       AMLI RESIDENTIAL PROPERTIES TRUST

      Each issued and outstanding Series B cumulative redeemable convertible preferred share of beneficial interest, par value $0.01 per share (the "Series B Preferred Shares"), of AMLI will be converted into the right to receive $37.75 in cash, without interest. In addition, holders of Series B Preferred Shares will receive additional merger consideration that represents a pro-rata portion of the regular quarterly dividend customarily payable with respect to the Series B Preferred Shares that is allocable to the quarter in which the Mergers are closed and will be based on the number of days having elapsed in such quarter period. Each issued and outstanding Series D cumulative convertible redeemable preferred share of beneficial interest, par value $0.01 per share (the "Series D Preferred Shares"), of AMLI will be converted into the right to receive $34.008975 in cash, without interest. In addition, holders of Series D Preferred Shares will receive additional merger consideration that represents a pro-rata portion of the regular quarterly dividend customarily payable with respect to the Series D Preferred Shares that is allocable to the quarter in which the Mergers are closed and will be based on the number of days having elapsed in such quarter period.

      The Merger Agreement provides that, through the effective time of the Mergers, AMLI may continue to declare and pay regular quarterly dividends on the common shares, the Series B Preferred Shares and Series D Preferred Shares, and the Operating Partnership may continue to pay corresponding regular distributions in accordance with past practice.

      The Mergers and the transactions contemplated by the Merger Agreement have been unanimously approved by the board of trustees of AMLI on behalf of AMLI, and on behalf of AMLI as the sole general partner of the Operating Partnership. The Mergers are subject to customary closing conditions, including the approval of the Mergers by the holders of at least two-thirds of the outstanding common shares. The Merger Agreement contains no financing condition. Upon termination of the Merger Agreement under certain specified circumstances, AMLI may be required to pay the Acquiror a break-up fee of $40,000. It is currently anticipated that the Mergers will be closed in the first quarter of 2006.

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

      In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly AMLI's financial position at September 30, 2005 and December 31, 2004 and the results of its operations and cash flows for the periods presented, have been made.

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

                       AMLI RESIDENTIAL PROPERTIES TRUST

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Certain information and note disclosures normally included in AMLI's annual financial statements prepared in accordance with GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in AMLI's December 31, 2004 Annual Report and in Form 10-K filed with the Securities and Exchange Commission. The results for the three and nine months ended September 30, 2005 are not necessarily indicative of expected results for the entire year.

      GOODWILL AND OTHER INTANGIBLE ASSET

      Unamortized Service Company goodwill of $668 has been tested for impairment by valuing the future construction business anticipated to be undertaken in regions serviced by the construction operations to which the unamortized goodwill relates, and no impairment existed as of September 30, 2005. No goodwill amortization relating to this construction business has been charged to expense subsequent to December 31, 2001.

      At September 30, 2005, the unamortized balance allocated to the cost of property management contracts in connection with the acquisition of the controlling interest in the Service Companies was $195.

      DERIVATIVES AND HEDGING FINANCIAL INSTRUMENTS

      The following table summarizes the notional amounts and approximate fair value of AMLI's derivative assets and liability under existing interest rate cap and swap contracts. The notional amounts at September 30, 2005 provide an indication of the extent of AMLI's involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.

                                                Cumulative    Approximate
                                  Notional         Cash          Fair
                                   Amount        Paid, Net     Value (1)
                                  --------      ----------     ---------
Derivative assets. . . . .        $130,000          1,493          2,415
Derivative liability . . .          30,000            995            (26)
                                  --------         ------        -------
                                  $160,000          2,488
                                  ========         ======
Net derivative assets
  at September 30, 2005. .                                       $ 2,389
                                                                 =======

At December 31, 2004:
  Derivative asset . . . .                                       $   548
  Derivative liability . .                                        (1,232)
                                                                 -------
Net derivative liability
  at December 31, 2004 . .                                       $  (684)
                                                                 =======

      (1) Represents the approximate amount which AMLI would have paid or received as of September 30, 2005 and December 31, 2004, respectively, if these contracts were terminated.

                       AMLI RESIDENTIAL PROPERTIES TRUST

      All of AMLI's derivative instruments were reported as other assets or other liabilities at their fair value in the accompanying consolidated balance sheets as of September 30, 2005 and December 31, 2004 and the offsetting adjustments were reported as gains or losses in the consolidated statements of operations or in accumulated other comprehensive income
(loss) in shareholders' equity as follows:

                                        At               At
                                   September 30,    December 31,
                                       2005             2004        Change
                                   -------------    ------------    ------
Company's derivative
  contracts. . . . . . . . . . . .      $  1,981         (1,087)     3,068
Share of a partnership's
 derivative contract:
  AMLI at Osprey Lake (1). . . . .          (827)          (943)       116
                                        --------       --------     ------
Other comprehensive income
  (loss) attributable to
  derivative contracts . . . . . .         1,154         (2,030)     3,184

Other (2). . . . . . . . . . . . .           193          --           193
                                        --------       --------     ------
Total. . . . . . . . . . . . . . .      $  1,347         (2,030)     3,377
                                        ========       ========     ======

      (1) AMLI cash-settled the AMLI at Osprey Lake hedge prior to 2002. The amortization of the balance of this derivative contract is reflected in earnings for the three and nine months ended September 30, 2005 and 2004.

      (2) Represents an increase in fair value of investments in equity securities.


      AMLI's interest rate swaps are being cash-settled monthly through 2009. Adjustments to earnings due to an ineffectiveness (or effectiveness) on the interest rate swap contracts recorded for the three months ended September 30, 2005 and 2004 were $22 and $2. A $46 adjustment was recorded for the nine months ended September 30, 2005 and no adjustment was recorded for the same period ended September 30, 2004. In addition, amortization of the interest rate cap, which began in the third quarter of 2004, increased interest expense by $23 and $51, and $2 and $2 for the three and nine months ended September 30, 2005 and 2004, respectively. Amortization of the previously settled Treasury locks reduced interest expense by $19 and $111, and $49 and $131 in the three and nine months ended September 30, 2005 and 2004, respectively.

      INVESTMENTS IN EQUITY SECURITIES

      At September 30, 2005 the market value of AMLI's investments in marketable equity securities held available for sale is $2,027. These securities were included in other assets in the accompanying consolidated balance sheet as of September 30, 2005. Accumulated unrealized holding gains of $193 were included in accumulated other comprehensive income
(loss) in the accompanying consolidated balance sheet as of September 30, 2005.

                       AMLI RESIDENTIAL PROPERTIES TRUST

      PER SHARE DATA

      The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated.

                               Three Months Ended        Nine Months Ended
                                  September 30,            September 30,
                            ----------------------   ----------------------
                               2005        2004        2005         2004
                            ----------  ----------  ----------   ----------
Income (loss) from
  continuing operations. .  $   31,323         (79)     33,109        2,920

Income from discon-
  tinued operations. . . .      12,813      12,313      42,648       58,337
                            ----------  ----------  ----------   ----------
Net income . . . . . . . .      44,136      12,234      75,757       61,257

Less net income attribu-
  table to preferred
  shares . . . . . . . . .      (5,937)     (1,933)    (10,908)      (9,609)
                            ----------  ----------  ----------   ----------
Net income attributable
  to common shares . . . .  $   38,199      10,301      64,849       51,648
                            ==========  ==========  ==========   ==========

Weighted average common
  shares - basic . . . . .  25,460,400  25,277,005  25,442,312   24,245,806

Dilutive Options and
  other plan shares (1). .     402,428       --        327,756        --
Convertible preferred
  shares (2) . . . . . . .       --          --          --           --
                            ----------  ----------  ----------   ----------
Weighted average
  common shares -
  dilutive . . . . . . . .  25,862,828  25,277,005  25,770,068   24,245,806
                            ==========  ==========  ==========   ==========

Net income per share:
  Basic. . . . . . . . . .  $     1.50        0.41        2.55         2.13
  Diluted. . . . . . . . .  $     1.48        0.41        2.52         2.13
                            ==========  ==========  ==========   ==========

      (1) Income from continuing operations after adjusting for the preferred share allocation results in a loss from continuing operations allocable to common shares for the three and nine months ended September 30, 2004; therefore, 359,018 and 326,711, respectively, of otherwise dilutive shares are excluded from the denominator in calculating diluted earnings per share for income from continuing and discontinued operations pursuant to Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings Per Share."

      (2)   Preferred shares are anti-dilutive.

                       AMLI RESIDENTIAL PROPERTIES TRUST

      Pursuant to EITF 03-06, AMLI's Series B and D convertible preferred shares and (prior to their conversion to common shares) the Series A are considered participating securities. EITF 03-06 requires that each period's income be allocated to participating securities notwithstanding the existence of accumulated deficiency (net income less than dividends) from prior periods. Accordingly, for the reporting periods in which AMLI's net income is in excess of common and preferred dividends, such income is allocated to the common and preferred shares in proportion to their respective interests. During reporting periods in which net income is less than the common and preferred dividends, such deficiency is allocated entirely to the common shares. Income in excess of preferred dividends of $4,005, $1,106 and $3,812 was allocated to the convertible preferred shares during the three-month periods ended September 30, 2005, March 30, 2005 and June 30, 2004, respectively.

      SHARE-BASED EMPLOYEE COMPENSATION

      AMLI commenced reporting the value of awarded share options as a charge against earnings for options awarded subsequent to January 1, 2002. In December 2002, there were 412,750 options awarded to employees less 83,000 cancelled and exercised. In January 2005, 433,640 options were awarded to employees and none were cancelled or exercised. The value of these options, awarded since January 1, 2002, is being expensed over the five-year vesting period through January 2010.

      If AMLI had commenced recording option expense as of January 1, 1996 the effective date of Statement of Financial Accounting Standards ("SFAS") No. 123, pro forma net income, including option expense, and earnings per share would have been as follows:

                              Three Months Ended         Nine Months Ended
                                  September 30,            September 30,
                            ----------------------   ----------------------
                               2005        2004        2005         2004
                            ----------  ----------  ----------   ----------
Net income, as reported:
  Net income . . . . . . .  $   44,136      12,234      75,757       61,257
  Less net income attri-
    butable to preferred
    shares . . . . . . . .      (5,937)     (1,933)    (10,908)      (9,609)
                            ----------  ----------  ----------   ----------
Net income attributable
  to common shares . . . .      38,199      10,301      64,849       51,648
Share-based compensation
  expense included in
  reported net income,
  net of related tax
  effects. . . . . . . . .          46          14         140           47
Total share-based employee
  compensation expense
  determined under fair-
  value based method for
  all awards, net of
  related tax effects. . .         (88)       (128)       (232)        (273)
                            ----------  ----------  ----------   ----------
Pro forma net income
  - basic and diluted. . .  $   38,157      10,187      64,757       51,422
                            ==========  ==========  ==========   ==========
Earnings per share:
  Basic - as reported. . .  $     1.50        0.41        2.55         2.13
  Basic - pro forma. . . .  $     1.50        0.40        2.55         2.12

  Diluted - as reported. .  $     1.48        0.41        2.52         2.13
  Diluted - pro forma. . .  $     1.48        0.40        2.51         2.12

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

      In March 2005, the FASB issued an interpretation of SFAS No. 143, FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," ("FIN 47"). FIN 47 clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within control of the entity. Companies are required to recognize a liability for the fair value of the obligation if it can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. AMLI is evaluating FIN 47 for any impact to its financial position.

      In June 2005, the Emerging Issues Task Force of the FASB agreed on a framework for evaluating whether a general partner controls a limited partnership and therefore should consolidate the partnership or co-investment (Issue referred to as EITF 04-05). EITF 04-05 applies to limited partnerships as well as other forms of ownership including limited liability companies. The presumption in the framework is that consolidation by a general partner will be required unless the limited partners have either kick-out rights or substantive participating rights. EITF 04-05 is effective after June 29, 2005 for general partners of all new limited partnerships formed and for existing partnerships for which the partnership agreements are modified. For all other partnerships in existence, the guidance is effective no later than January 1, 2006. The Company has applied the provisions of EITF 04-05 to all partnerships formed in the third quarter of 2005. For all other partnerships, the Company is in the process of reviewing the terms of its various partnership agreements to determine whether any change in accounting is required. The impact of changing from the equity method of accounting for co-investments to consolidating the partnerships may have a material impact on the financial position of the Company.

                       AMLI RESIDENTIAL PROPERTIES TRUST

      RECLASSIFICATIONS

      Certain amounts in the consolidated 2004 financial statements of AMLI have been reclassified to conform with the current presentation. These reclassifications have no effect on net income or shareholders' equity as previously presented.


3.    INVESTMENT IN RENTAL COMMUNITIES

      RENTAL COMMUNITY ACQUISITIONS

      AMLI acquires interests in institutional quality multifamily communities, with a focus on newer communities, having high-quality construction, attractive amenities, location and market position. During the nine months ended September 30, 2005 and 2004 AMLI acquired four and six wholly-owned rental communities consisting of 1,584 and 2,154 apartment homes for purchase price totalling $165,886 and $226,430, respectively. In 2004 AMLI acquired its partner's entire interest in one community, which was sold later in the same year. Acquisition cost for the interests AMLI did not already own in this community totaled $6,263. The communities acquired are located in AMLI's existing markets. AMLI assumed a total of $77,153 and $6,147 of mortgage loans in connection with the acquisition of three and one communities acquired during the nine months ended
September 30, 2005 and 2004, respectively.

      During the nine months ended September 30, 2005 and the year ended December 31, 2004 AMLI allocated $4,594 and $9,516, respectively, of the total acquisition cost to existing leases; these amounts were included in depreciable property in the accompanying consolidated balance sheets as of September 30, 2005 and December 31, 2004, and are being amortized over the average remaining terms of the leases (approximately twelve months and considerably less than the depreciable lives associated with all other acquisition costs). Amortization of $2,290 and $2,561, and $7,570 and $6,720 for these allocated costs was included in the accompanying statements of operations for the three and nine months ended September 30, 2005 and 2004, respectively.

      REHAB

      In 2004, AMLI commenced the rehab of AMLI at West Paces in Atlanta. The rehab was substantially completed as of September 30, 2005 and total costs of $4,037 have been incurred and capitalized. Depreciation of these costs commence as the rehab of individual apartment units is completed based on the respective useful life of the assets. Cost incurred through September 30, 2005 includes $241 of interior painting cost and $26 of pavement repairs and striping that would have been expensed if the community were not being rehabbed.

                       AMLI RESIDENTIAL PROPERTIES TRUST

      RENTAL COMMUNITIES HELD FOR SALE AND DISCONTINUED OPERATIONS

      At September 30, 2005, AMLI had the following rental communities, which were developed by the Service Companies and held for sale. Revenues, expenses and NOI are included in discontinued operations.

                                   Number                     Anticipated
                                     of         Carrying      Disposition
Community                          Units          Cost           Date
---------                          ------       --------      ------------
AMLI:
 at La Villita . . . . . . . .        360       $ 23,776      4th Qtr 2005
 Old Town Carmel . . . . . . .         91         10,714      2nd Qtr 2006
                                    -----       --------
                                      451       $ 34,490
                                    =====       ========


      AMLI sold five communities (AMLI at Chase Oaks, AMLI at Bent Tree, AMLI in Great Hills, AMLI at Walnut Creek and AMLI at Poplar Creek) during the nine months ended September 30, 2005 and five communities (AMLI at Spring Creek, AMLI at Verandah, AMLI at Nantucket, AMLI on Timberglen and AMLI at Towne Creek) in the second and third quarters of 2004. Interest income on the purchase money note provided to the purchaser of AMLI at Centennial Park and AMLI at Town Center (sold in 2003), which was collected in February 2004, was included in discontinued operations in 2004. In addition, the asset management fee received by AMLI in 2004 in connection with the sale of AMLI at Centennial Park and AMLI at Town Center is included in discontinued operations in 2004. Condensed financial information of the results of operations for these communities (including AMLI Old Town Carmel and AMLI at La Villita) for the periods indicated is as follows.

                                              AMLI RESIDENTIAL PROPERTIES TRUST

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                                         Three Months Ended         Nine Months Ended
                                                                            September 30,             September 30,
                                                                        --------------------      --------------------
                                                                         2005         2004         2005         2004
                                                                       --------     --------     --------     --------
Total community revenues . . . . . . . . . . . . . . . . . . . . .     $     60        4,387        3,819       17,344
Community rental expenses. . . . . . . . . . . . . . . . . . . . .          (26)      (2,586)      (2,386)      (8,867)
                                                                       --------     --------     --------     --------
Net operating income . . . . . . . . . . . . . . . . . . . . . . .           34        1,801        1,433        8,477

Other income . . . . . . . . . . . . . . . . . . . . . . . . . . .          232          123          439          427
Depreciation expense . . . . . . . . . . . . . . . . . . . . . . .        --            (800)        (647)      (2,839)
Interest and amortization of deferred costs. . . . . . . . . . . .           (2)         (63)        (211)        (573)
                                                                       --------     --------     --------     --------
Income from discontinued operations before
  minority interest. . . . . . . . . . . . . . . . . . . . . . . .          264        1,061        1,014        5,492

Minority interest. . . . . . . . . . . . . . . . . . . . . . . . .           16           66           61          378
                                                                       --------     --------     --------     --------
Income from discontinued operations, net of
  minority interest. . . . . . . . . . . . . . . . . . . . . . . .          248          995          953        5,114
                                                                       --------     --------     --------     --------
Gains on sales of rental communities . . . . . . . . . . . . . . .       12,476       12,073       43,483       52,098
Minority interest. . . . . . . . . . . . . . . . . . . . . . . . .         (754)        (755)      (2,631)      (3,298)
                                                                       --------     --------     --------     --------
Gains on sales of rental communities, net of
  minority interest. . . . . . . . . . . . . . . . . . . . . . . .       11,722       11,318       40,852       48,800
                                                                       --------     --------     --------     --------
Gain on extinguishment of debt for a community sold. . . . . . . .        1,000        --           1,000        5,400
Write-off of unamortized deferred financing cost
  relating to extinguishment of debt . . . . . . . . . . . . . . .         (103)       --            (103)        (677)
Minority interest. . . . . . . . . . . . . . . . . . . . . . . . .          (54)       --             (54)        (300)
                                                                       --------     --------     --------     --------
Gain on extinguishment of debt for a community sold,
  net of minority interest . . . . . . . . . . . . . . . . . . . .          843        --             843        4,423
                                                                       --------     --------     --------     --------
Income from discontinued operations. . . . . . . . . . . . . . . .     $ 12,813       12,313       42,648       58,337
                                                                       ========     ========     ========     ========


                       AMLI RESIDENTIAL PROPERTIES TRUST

4.    INVESTMENTS IN PARTNERSHIPS

      AMLI conducts a portion of its multifamily investment activities through joint ventures, limited partnerships, limited liability companies and private real estate investment trusts ("partnerships"). Through September 30, 2005, AMLI has co-invested with nineteen investors in 58 co-investments in which AMLI's ownership has ranged from 10% to 87.5%. Through September 30, 2005, AMLI has completed 22 co-investment programs.

      At September 30, 2005 and December 31, 2004, AMLI had investments in 36 and 33 partnerships, respectively, with AMLI's ownership percentages ranging from 15% to 87.5%. Ownership interests as presented are economic interests. Based on existing GAAP accounting literature, AMLI has concluded that its remaining co-investments are not variable interest entities or that the variable interest held is not significant. AMLI accounts for its investments in unconsolidated partnerships using the equity method of accounting, which is its capital contribution, at cost, less subsequent distributions, and adjusted monthly for its share of the partnership's income or loss.

      At September 30, 2005 and December 31, 2004, 29 and 27, respectively, of the partnerships' communities were encumbered. All but one of the partnerships' debt financings that were obtained from various financial institutions were at fixed rates ranging from 4.97% to 8.50% and all these first mortgage notes (including one floating rate note) are non-recourse notes secured by the respective communities. In addition to the mortgage loans, AMLI has provided an unsecured $1,200 6.00% fixed-rate loan to one partnership. In general, these loans provide for monthly payments of principal and interest based on 25- or 30-year amortization schedules and a balloon payment at maturity. Some loans provide for payments of interest only.

      On May 25, 2005, AMLI sold AMLI at Fox Valley, a 272-unit co-investment community, for $33,938. Net proceeds were distributed to the partners in this co-investment partnership, of which AMLI's 25% share was $8,328. Total gain on sale was $13,624, of which AMLI's share was $3,406.

      During the third quarter of 2005, AMLI entered into four joint ventures. Two transactions were with a client of The Tuckerman Group LLC and involved two previously wholly-owned apartment communities. AMLI sold an 80% interest in AMLI at Oakhurst North, a 464-unit community in the Chicago area, and contributed its remaining 20% interest, based on a total value of $60,407, to a new partnership. The gain recognized by AMLI was $13,886, representing gain on the sale of its 80% interest. A 60% interest in AMLI at Riverbend, a 996-unit community in Indianapolis, Indiana, was sold to a partner in a new partnership and AMLI contributed its remaining
40% interest to the partnership.   AMLI recognized $18,614 gain on the sale
of its 60% interest (including gain attributable to the extinguishment of 60% of debt less unamortized deferred financing costs). The proceeds of the sale were deposited in a deferred exchange escrow to be used for a tax-deferred third-party exchange.

      A partnership was formed with The Northwestern Mutual Life Insurance Company, AMLI at Perimeter Gardens, LLC, which has under development a 245 apartment home community in a neighborhood of Northeast Atlanta, Georgia. AMLI's initial capital contribution commitment of $2,050 represents its 25% interest in the partnership.

      A joint venture was formed with Inverness Estates, LTD ("Embrey") to build an apartment community on approximately ten acres of land in Englewood, Colorado. AMLI owns an 87.5% interest in this venture; however, activities of the venture will be jointly managed by AMLI and Embrey.

                       AMLI RESIDENTIAL PROPERTIES TRUST

      Summary financial information relating to investments in partnerships is as follows:

                                                  As of           As of
                                              September 30,    December 31,
                                                  2005            2004
                                              -------------    ------------
      Total assets . . . . . . . . . . . . .     $1,120,977       1,021,610
      AMLI's share of total assets . . . . .        384,522         352,288
                                                 ==========      ==========

      Total debt . . . . . . . . . . . . . .     $  707,546         616,522
      AMLI's share of total debt . . . . . .        251,308         224,735
                                                 ==========      ==========

      Total equity . . . . . . . . . . . . .     $  385,169         373,028
      AMLI's share of equity . . . . . . . .        123,336         116,559
                                                 ==========      ==========

      AMLI's net investment in
        partnerships . . . . . . . . . . . .     $  109,466         117,986
      Distributions in excess of
        investments in and earnings
        from partnerships. . . . . . . . . .         10,934           6,368
                                                 ----------      ----------
      Investments in partnerships. . . . . .     $  120,400         124,354
                                                 ==========      ==========

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

      Details of the differences between AMLI's aggregate investment in partnerships, net of accumulated amortization, and its aggregate share of equity as recorded on the books of these partnerships as of September 30, 2005 and December 31, 2004 are as follows:

                                              September 30,    December 31,
                                                  2005            2004
                                              -------------    ------------
      AMLI's share of equity in
        partnerships . . . . . . . . . . . . . . $  123,336         116,559
      Capitalized interest . . . . . . . . . . .      4,264           4,565
      Deferred fee income. . . . . . . . . . . .     (5,263)         (5,311)
      Deferred construction profits. . . . . . .     (1,318)         (1,434)
      Other comprehensive loss . . . . . . . . .       (827)           (943)
      Deferred gain on AMLI's interest
        in communities contributed
        to partnerships. . . . . . . . . . . . .    (17,574)         (1,791)
      Other, net . . . . . . . . . . . . . . . .      6,848           6,341
                                                 ----------      ----------
                                                    109,466         117,986
      Distributions in excess of investments
        in and earnings from partnerships. . . .     10,934           6,368
                                                 ----------      ----------
      Investments in partnerships. . . . . . . . $  120,400         124,354
                                                 ==========      ==========

                       AMLI RESIDENTIAL PROPERTIES TRUST

      AMLI's share of income from partnerships is summarized as follows:

                             Three Months Ended        Nine Months Ended
                                 September 30,           September 30,
                             -------------------     --------------------
                              2005        2004        2005         2004
                            --------    --------    --------     --------

Total revenues . . . . . .  $ 34,221      33,906     100,482       99,812
                            ========    ========    ========     ========

Net income excluding
  gain on sale . . . . . .  $    833       1,398       2,375        4,471
Gain on sale of a
  rental community . . . .     --          --         13,624        9,438
                            --------    --------    --------     --------
Total net income . . . . .  $    833       1,398      15,999       13,909
                            ========    ========    ========     ========

AMLI's share of net
  income excluding
  gain on sale (1) . . . .  $    559         616       1,721        2,549
AMLI's share of gain
  on sale of a rental
  community. . . . . . . .     --          --          3,406(2)     2,360(3)
                            --------    --------    --------     --------
Total AMLI's share
  of net income. . . . . .  $    559         616       5,127        4,909
                            ========    ========    ========     ========

AMLI's share of interest
  expense, net of capita-
  lized amounts (4). . . .  $  4,106       3,859      12,010       11,433
                            ========    ========    ========     ========

AMLI's share of
  depreciation . . . . . .  $  2,623       2,671       7,890        7,870
                            ========    ========    ========     ========

   (1) During the three and nine months ended September 30, 2005 and 2004 the Operating Partnership received cash flow or accrued its cash flow preference anticipated to be received in future periods and recorded operating income of $554 and $546, respectively, and $1,783 and $2,073, respectively, in excess of its ownership percentages.

   (2) AMLI's share of gain on sale reported in the consolidated statements of operations for the nine months ended
            September 30, 2005 was reduced by $315 of costs previously deferred on AMLI's books.

   (3) AMLI's share of gain on sale reported in the consolidated statement of operations for the nine months ended
            September 30, 2004 includes $288 of income previously deferred on AMLI's books and recognized in income upon sale of the community.

   (4)      Includes amortization of deferred financing costs.

                       AMLI RESIDENTIAL PROPERTIES TRUST

5.    THE SERVICE COMPANIES

      At September 30, 2005 and December 31, 2004 total assets of the Service Companies were $69,728 and $42,763, respectively. Total assets included net deferred tax assets of $4,491 and $3,999, respectively. In assessing the realizability of these net deferred tax assets, management considers whether it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The ultimate realization of these net deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management is of the opinion that it is more likely than not that substantially all of the net deferred tax assets as of September 30, 2005 will be recovered from future profitable operations of the Service Companies based upon the level of historical taxable income and projections for future taxable income over the periods in which the net deferred tax assets are deductible.

      As of May 1, 2005, AMLI sold AMLI at La Villita, a 360-apartment home community under development, to the Service Companies. The Service Companies are developing AMLI at La Villita to be sold upon completion. AMLI's deferred gain from the sale of approximately $532 has been eliminated in consolidation.

      On March 1, 2005, the Service Companies agreed to sell their limited partnership interest in Park Creek-Newnan, L.P. to the general partner for cash. The sale closed on October 28, 2005 (see note 9).

                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


6.    DEBT

      At September 30, 2005, 23 of AMLI's 42 wholly-owned stabilized communities are unencumbered.  The table below presents certain information relating to AMLI's indebtedness at September 30, 2005 and December 31, 2004.

                                                              Balance                                  Balance
                                               Original         at          Interest       Maturity       at
                                                Amount        9/30/05         Rate           Date      12/31/04
                                               --------       -------      -----------     --------    --------
UNSECURED BOND FINANCINGS:
                                                                            Tax-Exempt
AMLI at Poplar Creek (1)                       $  9,500          --         Rate+1.46%       2/1/24      9,500
                                               --------       -------                                  -------
MORTGAGE NOTES PAYABLE TO
  FINANCIAL INSTITUTIONS:
AMLI at Bishop's Gate (2)                        15,380          --          7.25%           8/1/05     13,192
AMLI at Regents Center (2)                       20,100          --          8.90%           9/1/05     18,241
AMLI on the Green/AMLI of North Dallas           43,234        36,037        7.79%           5/1/06     36,846
AMLI at Oak Bend (3)                             19,878        18,116        5.62%          12/1/06     18,564
AMLI at Danada Farms (3)                         46,234        43,363        4.51%           3/1/07     44,018
AMLI at Valley Ranch                             18,800        18,734        6.68%          5/10/07     18,800
AMLI at Conner Farms                             14,900        14,848        6.68%          5/10/07     14,900
AMLI at Clairmont                                12,880        11,841        6.95%          1/15/08     12,003
AMLI at McGinnis Ferry (3)                       25,404        23,961        5.04%           7/1/10       --
AMLI Memorial Heights (4)                        36,000        35,266        4.90%           4/1/11       --
AMLI - various                                  140,000       132,828        6.56%           7/1/11    134,268
AMLI at Cityplace (5)                            20,800        20,164        4.88%           8/1/13       --
AMLI on Eldridge Parkway                         32,709        32,175        5.36%           6/1/14     32,500
AMLI at Riverbend (6)                            45,000          --          4.85%           8/1/14     44,788
AMLI at Park Creek                               10,322        10,205        5.65%          12/1/38     10,281
                                               --------       -------                                  -------
  Total mortgage notes payable                  501,641       397,538                                  398,401
                                               --------       -------                                  -------
UNSECURED OTHER NOTES PAYABLE:
Primary line of credit (7)                      250,000       100,000        L+0.95%        7/26/08    126,000
Secondary line of credit (7)                     20,000          --          L+1.15%        7/26/08      --
Term loan (7)                                   110,000       110,000        L+1.00%       12/20/08    110,000
Other                                             9,200         7,300        L+0.675%     on demand     10,000
                                               --------       -------                                  -------
  Total other notes payable                     389,200       217,300                                  246,000
                                               --------       -------                                  -------
  Total                                        $900,341       614,838                                  653,901
                                               ========       =======                                  =======




                                           AMLI RESIDENTIAL PROPERTIES TRUST

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




(1)   AMLI at Poplar Creek was sold on July 1, 2005 and this liability was repaid at closing.  AMLI recognized a gain on extinguishment of debt of $897, net $103 of unamortized deferred loan costs written-off.

(2)   These loans were prepaid without penalty in June 2005.

(3)   For financial reporting purposes these three loans were revalued upon acquisition of the communities securing these loans.  At September 30, 2005 the aggregate carrying value of these three loans is a total of
      $3,732 greater than the actual amount due.  The stated fixed rates on these three loans range from 7.33% to
      8.20%; the rates shown in the table are the rates used to initially value these loans for financial reporting purposes.

(4)   AMLI Memorial Heights was acquired on July 6, 2005 subject to this existing indebtedness, which carries interest at market rate.

(5)   AMLI at Cityplace was acquired on May 10, 2005 subject to this existing indebtedness, which carries interest at market rate.

(6)   On September 30, 2005, AMLI sold its 60% ownership interest in this community and contributed the remaining 40% to a newly-formed co-investment partnership.  The first mortgage loan balance was assumed by the co-investment partnership.  AMLI recognized a $383 gain on extinguishment of debt, net of $210 of unamortized deferred loan costs written-off.

(7)   These unsecured lines of credit require that AMLI meet various covenants typical of such arrangements, including minimum net worth, minimum debt service coverage and maximum debt to equity percentage, and at
      September 30, 2005 AMLI is in compliance with these covenants.  On July 26, 2005 the interest rates and other terms, covenants and overall pricing structure were adjusted through modifications to these credit facilities.




                       AMLI RESIDENTIAL PROPERTIES TRUST

      The modifications of its primary and secondary unsecured bank revolving lines of credit amended the terms to increase the commitment amounts to $250,000 from $240,000 on the primary line and to $20,000 from $16,000 on the secondary line. Maturity dates were extended for new three-year terms (with one-year extension options) from May 19, 2006 to July 26, 2008 and pricing structures and certain covenants were modified.

      The interest rate on the primary line of credit will vary from 0.7% to 1.15% in excess of LIBOR (excluding an annual 0.2% facility fee) based on the better of a leverage or rating grid and will be adjusted at the end of each quarter. At September 30, 2005, the financial ratio stipulates an interest rate of 0.95% in excess of LIBOR for the fourth quarter of 2005. The rate on the secondary line of credit was changed to LIBOR plus 1.15%.

      In addition, AMLI modified the pricing structure and certain covenants on its $110,000 unsecured bank term loan to align the terms with those of the two credit facilities.

      As of September 30, 2005, the scheduled contractual maturities of AMLI's debt are as follows:

                       Fixed Rate      Unsecured       Notes
                        Mortgage         Line         Payable
                      Notes Payable    of Credit        to
                      to Financial       and           Joint
                      Institutions     Term Loan      Ventures     Total
                      -------------    ---------      --------    -------
2005 . . . . . . . . .    $  1,856         --           7,300       9,156
2006 . . . . . . . . .      59,588         --            --        59,588
2007 . . . . . . . . .      80,202         --            --        80,202
2008 . . . . . . . . .      16,146      210,000          --       226,146
2009 . . . . . . . . .       5,129         --            --         5,129
Thereafter . . . . . .     234,617         --            --       234,617
                          --------      -------        ------     -------
                          $397,538      210,000         7,300     614,838
                          ========      =======        ======     =======


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



                                              AMLI RESIDENTIAL PROPERTIES TRUST

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


      The revenues, NOI, FFO and assets for AMLI's reportable segments are summarized as follows:

<caption>                                                                  Three Months Ended       Nine Months Ended
                                                                              September 30,           September 30,
                                                                          --------------------    --------------------
                                                                            2005        2004        2005        2004
                                                                          --------    --------    --------    --------
Segment revenues:
 Multifamily rental operations:
   Wholly-owned communities. . . . . . . . . . . . . . . . . . . . . .    $ 41,243      31,509     116,063      88,265
   Co-investment communities at 100% . . . . . . . . . . . . . . . . .      34,288      33,873     100,215      99,544
                                                                          --------    --------    --------    --------
                                                                            75,531      65,382     216,278     187,809
 Service Companies' operations . . . . . . . . . . . . . . . . . . . .       6,118      16,053      28,888      47,704
                                                                          --------    --------    --------    --------
 Total segment revenues. . . . . . . . . . . . . . . . . . . . . . . .      81,649      81,435     245,166     235,513
 Discontinued operations . . . . . . . . . . . . . . . . . . . . . . .          60       4,387       3,819      17,344
                                                                          --------    --------    --------    --------
 Total segment revenues including discontinued operations. . . . . . .      81,709      85,822     248,985     252,857

 Reconciling items to consolidated revenues:
   Fee income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,227         636       1,829       1,493
   Unconsolidated co-investment partnerships . . . . . . . . . . . . .     (34,288)    (33,873)   (100,215)    (99,544)
   Service Companies' eliminations for related party . . . . . . . . .      (2,506)     (4,468)    (17,403)    (11,018)
   Discontinued operations . . . . . . . . . . . . . . . . . . . . . .         (60)     (4,387)     (3,819)    (17,344)
                                                                          --------    --------    --------    --------
 Total consolidated revenues - continuing operations . . . . . . . . .    $ 46,082      43,730     129,377     126,444
                                                                          ========    ========    ========    ========

NOI:
 Multifamily rental operations:
   Wholly-owned communities. . . . . . . . . . . . . . . . . . . . . .    $ 22,329      16,782      64,300      49,409
   Co-investment communities at 100% . . . . . . . . . . . . . . . . .      19,993      19,642      58,388      58,038
                                                                          --------    --------    --------    --------
                                                                            42,322      36,424     122,688     107,447
 Service Companies' operations . . . . . . . . . . . . . . . . . . . .        (433)       (538)     (1,824)     (1,546)
                                                                          --------    --------    --------    --------
                                                                            41,889      35,886     120,864     105,901
 Discontinued operations . . . . . . . . . . . . . . . . . . . . . . .          34       1,801       1,433       8,477
                                                                          --------    --------    --------    --------
 Total segment NOI including discontinued operations . . . . . . . . .      41,923      37,687     122,297     114,378
                                                                          --------    --------    --------    --------




                                              AMLI RESIDENTIAL PROPERTIES TRUST

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                           Three Months Ended       Nine Months Ended
                                                                              September 30,           September 30,
                                                                          --------------------    --------------------
                                                                            2005        2004        2005        2004
                                                                          --------    --------    --------    --------
Reconciling items to consolidated net income from
 continuing operations:
  Unconsolidated co-investment partnerships:
    Unconsolidated co-investment NOI at 100% . . . . . . . . . . . . .      19,993      19,642      58,388      58,038
    Co-investment partners' share of NOI . . . . . . . . . . . . . . .     (13,046)    (12,847)    (38,086)    (37,818)
                                                                          --------    --------    --------    --------
    AMLI's share of NOI. . . . . . . . . . . . . . . . . . . . . . . .       6,947       6,795      20,302      20,220
    AMLI's share of depreciation . . . . . . . . . . . . . . . . . . .      (2,623)     (2,671)     (7,890)     (7,870)
    AMLI's share of interest and amortization of deferred costs. . . .      (4,106)     (3,859)    (12,010)    (11,433)
    AMLI's share of other income . . . . . . . . . . . . . . . . . . .         367         395       1,465       1,783
    AMLI's share of other expenses . . . . . . . . . . . . . . . . . .         (26)        (44)       (146)       (151)
                                                                          --------    --------    --------    --------

    AMLI's share of income from partnerships . . . . . . . . . . . . .         559         616       1,721       2,549
                                                                          --------    --------    --------    --------

    Unconsolidated co-investment gain on sale of a community . . . . .       --          --         13,624       9,438
    Co-investment partners' share of gain of a partnership's
      community. . . . . . . . . . . . . . . . . . . . . . . . . . . .       --          --        (10,218)     (7,078)
                                                                          --------    --------    --------    --------
    AMLI's share of gain on sale of a partnership's community
      on partnership's books . . . . . . . . . . . . . . . . . . . . .       --          --          3,406       2,360
    Income (costs) previously deferred on AMLI's books . . . . . . . .       --          --           (315)        288
                                                                          --------    --------    --------    --------
    AMLI's share of gain on sale of a partnership's community. . . . .       --          --          3,091       2,648
                                                                          --------    --------    --------    --------
    Unconsolidated co-investment NOI at 100% . . . . . . . . . . . . .     (19,993)    (19,642)    (58,388)    (58,038)
                                                                          --------    --------    --------    --------





                                              AMLI RESIDENTIAL PROPERTIES TRUST

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                           Three Months Ended       Nine Months Ended
                                                                              September 30,           September 30,
                                                                          --------------------    --------------------
                                                                            2005        2004        2005        2004
                                                                          --------    --------    --------    --------
Other income (expenses):
 Fee income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,227         636       1,829       1,778
 Other income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         328         330       1,167       1,257
 Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (11,104)    (10,057)    (33,738)    (28,166)
 Gains on sales of interests in communities to co-investment
   partnerships. . . . . . . . . . . . . . . . . . . . . . . . . . . .      32,117       --         32,117       --
 Gain on extinguishment of debt in connection with sale
   of interest in a community. . . . . . . . . . . . . . . . . . . . .         383       --            383       --
 Interest and amortization of deferred costs . . . . . . . . . . . . .      (9,846)     (7,701)    (28,377)    (22,035)
 General and administrative. . . . . . . . . . . . . . . . . . . . . .      (2,118)       (871)     (6,074)     (4,860)
 Prepayment penalty and write-off of unamortized deferred
   financing costs relating to extinguishment of debt. . . . . . . . .       --          --          --         (1,121)
 Provision for loss on land held for sale. . . . . . . . . . . . . . .       --           (150)       (150)       (150)
                                                                          --------    --------    --------    --------
                                                                            10,987     (17,813)    (32,843)    (53,297)
                                                                          --------    --------    --------    --------

Income from operations . . . . . . . . . . . . . . . . . . . . . . . .      33,476         848      35,878       8,240
Discontinued operations. . . . . . . . . . . . . . . . . . . . . . . .        (264)     (1,061)     (1,014)     (5,492)
                                                                          --------    --------    --------    --------

Income (loss) from continuing operations . . . . . . . . . . . . . . .      33,212        (213)     34,864       2,748

Reconciliation to FFO:
Income from discontinued operations before minority interest . . . . .         264       1,061       1,014       5,492
Depreciation (1) . . . . . . . . . . . . . . . . . . . . . . . . . . .      11,104      10,057      33,738      28,166
Share of partnerships' depreciation. . . . . . . . . . . . . . . . . .       2,623       2,671       7,890       7,870
Share of the Service Companies' depreciation . . . . . . . . . . . . .          59       --             96       --
Share of gain on sale of a co-investment community . . . . . . . . . .       --          --         (3,091)     (2,648)
Share of gain on sale of a community built for sale
  by the Service Companies . . . . . . . . . . . . . . . . . . . . . .       --          --          2,215       --
Gains on sales of interests in communities to co-investment
  partnerships . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (32,117)      --        (32,117)      --
Gain on extinguishment of debt in connection with sale
  of a community . . . . . . . . . . . . . . . . . . . . . . . . . . .         897       --            897       4,723
                                                                          --------    --------    --------    --------

    FFO. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 16,042      13,576      45,506      46,351
                                                                          ========    ========    ========    ========


                                              AMLI RESIDENTIAL PROPERTIES TRUST

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                                         September 30,    December 31,
                                                                                             2005             2004
                                                                                         -------------    ------------
Segment assets:
 Multifamily rental communities:
  Wholly-owned communities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $1,242,215       1,206,299
  Co-investment communities at 100%. . . . . . . . . . . . . . . . . . . . . . . . . .       1,242,031       1,124,390
                                                                                            ----------      ----------
                                                                                             2,484,246       2,330,689
 Service Companies' assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          34,873          32,403
                                                                                            ----------      ----------
                                                                                             2,519,119       2,363,092
 Rental communities held for sale, net of accumulated depreciation:
   Wholly-owned communities (2). . . . . . . . . . . . . . . . . . . . . . . . . . . .           --             49,607
   Service Companies' communities (3). . . . . . . . . . . . . . . . . . . . . . . . .          34,856          10,360
   Elimination of deferred gain on a community sold to the Service Companies . . . . .            (532)          --
   Costs capitalized on the OP's books relating to the Service Companies'
     communities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             166             194
                                                                                            ----------      ----------
                                                                                             2,553,609       2,423,253
 Accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (147,123)       (136,168)
                                                                                            ----------      ----------
 Total segment assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,406,486       2,287,085

 Non-segment assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          45,549          36,374
 Investments in partnerships . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         120,400         124,354
 Unconsolidated co-investment partnerships . . . . . . . . . . . . . . . . . . . . . .      (1,242,031)     (1,124,390)
                                                                                            ----------      ----------
Total consolidated assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $1,330,404       1,323,423
                                                                                            ==========      ==========


  (1)  Includes discontinued operations.

  (2)  Net of accumulated depreciation of $14,360 for the period ended December 31, 2004.

  (3)  These communities were built or under development for sale and are not being depreciated.


                       AMLI RESIDENTIAL PROPERTIES TRUST

8.    COMMITMENTS AND CONTINGENCIES

      LETTERS OF CREDIT AND GUARANTEES

      At September 30, 2005, AMLI was contingently liable with respect to $10,460 of bank letters of credit issued to secure commitments made in the ordinary course of business by AMLI and its co-investment partnerships. At September 30, 2005, AMLI was contingently liable with respect to guarantees issued to secure undertakings made by various unconsolidated affiliates, including the guaranty of $12,368 of the construction financing for AMLI's 30% owned AMLI Downtown community. On July 26, 2005, AMLI's guarantee for AMLI Downtown was reduced to the new loan commitment amount of $7,000 to finance the retail and garage components of this mixed-use development (approximately $4,048 outstanding at September 30, 2005). AMLI also guarantees an additional $2,500 commitment for the issuance of letters of credit by AMLI Downtown. AMLI could be required to perform under this guarantee if AMLI Downtown is unable to pay its obligations under this loan and letters of credit. AMLI anticipates that no such contingent liability will be recognized, and that the various letters of credits and guarantee will eventually expire. AMLI estimates that the aggregate fair value of all such letters of credit and guarantee is less than $200.


9.    SUBSEQUENT EVENTS

      On October 28, 2005, the Service Companies completed the sale of their 50% interest in AMLI at Newnan Lakes for no material gain or loss.

      On October 31, 2005, AMLI prepaid without penalty the entire outstanding balance of its loan secured by the AMLI at North Dallas and AMLI on the Green communities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the consolidated financial statements of Amli Residential Properties Trust ("AMLI" or the "Company") as of September 30, 2005 and December 31, 2004 and for the three and nine months ended September 30, 2005 and 2004, and related notes. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. The discussion should also be read in conjunction with the financial statements and notes thereto and the critical accounting policies and estimates included in AMLI's December 31, 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The terms "we", "us" or "our" when used in this discussion and analysis mean AMLI or the Company. Dollars are in thousands, except share data, rental rates and expenditures per unit.

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

      As of September 30, 2005, AMLI owned an approximate 95% general partnership interest in AMLI Residential Properties, L.P., (the "Operating Partnership"), which holds the operating assets of the Company. The approximate 5% not owned by AMLI was owned by the limited partners.

      On October 23, 2005, AMLI and the Operating Partnership, entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Prime Property Fund, LLC, a Delaware limited liability company ("Acquiror"), will acquire AMLI and its subsidiaries through the mergers of AMLI and the Operating Partnership with merger subsidiaries of the Acquiror (the "Mergers").

      Pursuant to the terms of the Merger Agreement, each issued and outstanding common share (together with the related preferred share purchase rights), will be converted into the right to receive $37.75 in cash, without interest and each operating partnership unit in the Operating Partnership will be converted into the right to receive $37.75 in cash, without interest. In addition, holders of common shares and operating partnership units will receive additional merger consideration that represents a pro-rata portion of the regular quarterly dividend or distribution customarily payable with respect to the common shares or operating partnership units that is allocable to the quarter in which the Mergers are closed and will be based on the number of days having elapsed in such quarter period.

      Each issued and outstanding Series B cumulative redeemable convertible preferred share of beneficial interest, par value $0.01 per share (the "Series B Preferred Shares"), of AMLI will be converted into the right to receive $37.75 in cash, without interest. In addition, holders of Series B Preferred Shares will receive additional merger consideration that represents a pro-rata portion of the regular quarterly dividend customarily payable with respect to the Series B Preferred Shares that is allocable to the quarter in which the Mergers are closed and will be based on the number of days having elapsed in such quarter period. Each issued and outstanding Series D cumulative convertible redeemable preferred share of beneficial interest, par value $0.01 per share (the "Series D Preferred Shares"), of AMLI will be converted into the right to receive $34.008975 in cash, without interest. In addition, holders of Series D Preferred Shares will receive additional merger consideration that represents a pro-rata portion of the regular quarterly dividend customarily payable with respect to the Series D Preferred Shares that is allocable to the quarter in which the Mergers are closed and will be based on the number of days having elapsed in such quarter period.

      The Merger Agreement provides that, through the effective time of the Mergers, AMLI may continue to declare and pay regular quarterly dividends on the common shares, the Series B Preferred Shares and Series D Preferred Shares, and the Operating Partnership may continue to pay corresponding regular distributions in accordance with past practice.

      The Mergers and the transactions contemplated by the Merger Agreement have been unanimously approved by the board of trustees of AMLI on behalf of AMLI, and on behalf of AMLI as the sole general partner of the Operating Partnership. The Mergers are subject to customary closing conditions, including the approval of the Mergers by the holders of at least two-thirds of the outstanding common shares. The Merger Agreement contains no financing condition. Upon termination of the Merger Agreement under certain specified circumstances, AMLI may be required to pay the Acquiror a break-up fee of $40,000. It is currently anticipated that the Mergers will be closed in the first quarter of 2006.

      AMLI believes it has qualified, and anticipates continuing to qualify, as a real estate investment trust ("REIT") for Federal income tax purposes through the anticipated closing of the transaction described above.

      At September 30, 2005, AMLI owned wholly 42 stabilized multifamily apartment communities consisting of 14,824 apartment homes and had interests in 33 co-investment stabilized communities comprised of 13,532 apartment homes. Three communities containing 827 apartment homes are under development or in lease-up.

      The Service Companies have developed a 91-apartment home community, which is anticipated to be sold in the second quarter of 2006, and has under development a 360-apartment home community, which is anticipated to be substantially completed and sold in December 2005. At September 30, 2005, these two apartment communities were held for sale.

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

      Through AMLI's acquisition activities during the nine months ended September 30, 2005 and year ended December 31, 2004, its wholly-owned portfolio of communities increased by fourteen communities containing 4,712 apartment homes. Three of these acquisitions represent purchase of interests AMLI did not already own in communities previously owned in co-investment partnerships. During the same periods, AMLI sold twelve communities containing 5,650 apartment homes. Two of the 2005 dispositions represent sales of AMLI's 80% and 60% interests in two communities to two newly-formed co-investment partnerships. In addition, two co-investment communities, in which AMLI owned a 25% interest, were sold during these periods.

      During the second quarter of 2005, AMLI commenced the development of two communities, one is a 245-unit co-investment development located in Dunwoody, Georgia and another is a 288-unit wholly-owned development in Overland Park, Kansas. We anticipate additional developments to commence in AMLI's Atlanta, Kansas, Denver, Austin and Ft. Worth markets in the foreseeable future.

      During the third quarter of 2005, AMLI entered into four joint ventures. Two transactions involved previously wholly-owned apartment communities. AMLI sold an 80% interest in AMLI at Oakhurst North, a 464-unit apartment community located in Aurora, Illinois, based on a total community value of $60,407, and recognized $13,986 gain on this sale. AMLI also sold a 60% interest in AMLI at Riverbend, a 996-unit apartment community in Indianapolis, Indiana, based on a total community value of $65,043. AMLI recognized gain of $18,825 including gain attributable to extinguishment of the debt assumed by the purchaser. A 25% owned joint venture was formed to develop a 245 apartment home community in Atlanta, Georgia and an 87.5% owned venture was formed to develop an apartment community in Englewood, Colorado, which is anticipated to contain 308 apartment homes.

      Net income for the quarter and nine months ended September 30, 2005 was $44,136 and $75,757, respectively, as compared to $12,234 and $61,257, respectively, in the year earlier periods. Diluted earnings per share ("EPS") for the quarter ended September 30, 2005 was $1.48 compared to $0.41 for the same period a year earlier, an increase of 261%. For the nine months ended September 30, 2005, EPS was $2.52 compared to $2.13 for the comparable period of 2004. The difference in net income between the current quarter and the third quarter last year and net income for the nine months ended September 30, 2005 versus the comparable period in 2004 is primarily attributable to the differences in the amount of aggregate gains recognized from a combination of sales of rental communities, net of minority interest, sales of partnership interests in existing wholly-owned communities and AMLI's share of gains on sales of partnership communities. Such amounts were $41,900 and $73,934 for the three and nine months ended September 30, 2005, respectively, and $11,318 and $51,282 for the three and nine months ended September 30, 2004, respectively.

      Wholly-owned same community occupancies were up in seven of AMLI's eight markets during the third quarter of 2005 compared to the same period in 2004. Same community average occupancy for all markets increased to 94.6% and 93.6% for the quarter and nine months ended September 30, 2005 from 93.6% and 92.5% for the same period a year ago, respectively. Collected revenues increased slightly for same community portfolio to an average of $842 and $836 per occupied unit during the third quarter and nine months of 2005 from $840 and $835 during the same period in 2004, respectively. For the third quarter and nine months of 2005, same community revenues were up 1.4% and 1.3%, while operating expenses grew 5.4% and 4.3% resulting in a 1.9% and $0.9% decrease in net operating income ("NOI") compared to the third quarter and nine months of a year ago, respectively.

      Comparative revenues, operating expenses and NOI are described in further detail in the Results of Community Operations section below.

CO-INVESTMENT

      At September 30, 2005, the Operating Partnership was a general part-ner or a managing member in various partnerships or limited liability companies (referred to as "partnerships"). Through September 30, 2005, 58 partnerships have been formed. AMLI's ownership interest in these unconsolidated partnerships has ranged from 10% to 87.5%. Through September 30, 2005, 22 partnerships have been terminated as a result of asset dispositions and AMLI's acquisition in 2003 and 2004 of its partners' interests in eleven co-investment partnerships (see note 4 to the consolidated financial statements).

CRITICAL ACCOUNTING POLICIES

      AMLI outlined its critical accounting policies in its Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 11, 2005. There have been no substantive changes to AMLI's critical accounting policies since
December 31, 2004.


RESULTS OF COMMUNITY OPERATIONS

GENERAL

      At September 30, 2005 and 2004, AMLI wholly owned 42 and 41 stabilized communities, respectively, containing 14,824 and 15,276 apartment homes, respectively. Stabilized communities are communities that are fully completed and have, in the opinion of management, completed their initial lease-up. Operating results of wholly-owned stabilized communities are reflected in AMLI's consolidated statements of operations under rental operations as well as under income from discontinued operations. Thirty-three stabilized communities and one community under development and in lease-up are owned in partnerships, and AMLI's share of operating results is included in income from partnerships.

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

       Community rental expenses include such amounts as may be reported as discontinued operations. The following table presents additional information on community rental expenses reported in the consolidated statements of operations (excludes rental expenses for communities reported in discontinued operations):

                               Three Months Ended        Nine Months Ended
                                  September 30,            September 30,
                              --------------------     --------------------
                                2005        2004        2005         2004
                              --------    --------    --------     --------
Personnel. . . . . . . . .    $  4,694       3,642      12,864        9,684
Advertising and promotion.       1,036         788       2,709        1,910
Utilities. . . . . . . . .       1,624       1,102       3,658        2,801
Building repairs and
  maintenance. . . . . . .       2,470       2,358       6,349        5,492
Landscaping and
  grounds maintenance. . .         899         691       2,403        1,802
Real estate taxes. . . . .       5,981       4,353      16,867       11,888
Insurance. . . . . . . . .         465         442       1,854        1,646
Property management fees .       1,269         967       3,573        2,711
Other rental expenses. . .         476         384       1,486          922
                              --------    --------    --------     --------
Total. . . . . . . . . . .    $ 18,914      14,727      51,763       38,856
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

      NOI represents community revenues less community operating expenses. AMLI uses NOI to measure the operating results of its communities. NOI is commonly used in the industry in the valuation of income producing real estate, and as a supplementary performance measure. This performance measure is not intended as a replacement for net income determined in accordance with generally accepted accounting principles ("GAAP"). For a reconciliation of NOI to net income, see the following discussion.


WHOLLY-OWNED COMMUNITIES

      Revenues, rental expenses and NOI from wholly-owned communities are summarized as follows:

                               Three Months Ended        Nine Months Ended
                                  September 30,            September 30,
                              --------------------     --------------------
                                2005        2004        2005         2004
                              --------    --------    --------     --------
TOTAL WHOLLY-OWNED
COMMUNITY RENTAL REVENUES
-------------------------
Stabilized communities . .    $ 40,368      30,741     113,782       85,878
Communities under rehab. .         875         768       2,281        2,387
Communities sold . . . . .          60       4,387       3,819       17,344
                              --------    --------    --------     --------
  Total. . . . . . . . . .      41,303      35,896     119,882      105,609
  Discontinued operations.          60       4,387       3,819       17,344
                              --------    --------    --------     --------
  Continuing operations. .    $ 41,243      31,509     116,063       88,265
                              ========    ========    ========     ========

                               Three Months Ended        Nine Months Ended
                                  September 30,            September 30,
                              --------------------     --------------------
                                2005        2004        2005         2004
                              --------    --------    --------     --------
TOTAL WHOLLY-OWNED
COMMUNITY RENTAL EXPENSES
-------------------------
Stabilized communities . .    $ 18,389      14,332      50,457       37,714
Communities under rehab. .         525         395       1,306        1,142
Communities sold . . . . .          26       2,586       2,386        8,867
                              --------    --------    --------     --------
  Total. . . . . . . . . .      18,940      17,313      54,149       47,723
  Discontinued operations.          26       2,586       2,386        8,867
                              --------    --------    --------     --------
  Continuing operations. .    $ 18,914      14,727      51,763       38,856
                              ========    ========    ========     ========
TOTAL WHOLLY-OWNED
COMMUNITY NOI
------------------
Stabilized communities . .    $ 21,979      16,409      63,325       48,164
Communities under rehab. .         350         373         975        1,245
Communities sold . . . . .          34       1,801       1,433        8,477
                              --------    --------    --------     --------
  Total. . . . . . . . . .      22,363      18,583      65,733       57,886
  Discontinued operations.          34       1,801       1,433        8,477
                              --------    --------    --------     --------
  Continuing operations. .    $ 22,329      16,782      64,300       49,409
                              ========    ========    ========     ========
RECONCILIATION OF
NOI TO NET INCOME
-----------------
Community revenues (1) . .    $ 41,303      35,896     119,882      105,609
Community rental
  expenses (1) . . . . . .     (18,940)    (17,313)    (54,149)     (47,723)
                              --------    --------    --------     --------
Community NOI (1). . . . .      22,363      18,583      65,733       57,886

Income from partnerships .         559         616       1,721        2,549
Share of gain on sale
  of a partnership
  community. . . . . . . .       --          --          3,091        2,648
Gains on sales of
  interests in wholly-
  owned communities. . . .      32,117       --         32,117        --
Gain on extinguishment
  of debt related to
  sale of interests in a
  wholly-owned community .         383       --            383        --
Fee income . . . . . . . .       1,227         636       1,829        1,493
Other income (1) . . . . .         328         330       1,167        1,542
Service Companies'
  revenues . . . . . . . .       3,612      11,585      11,485       36,686
Service Companies'
  expenses . . . . . . . .      (4,045)    (12,123)    (13,309)     (38,232)
Depreciation (1) . . . . .     (11,104)    (10,057)    (33,738)     (28,166)
Interest and amortiza-
  tion of deferred
  costs (1). . . . . . . .      (9,846)     (7,701)    (28,377)     (22,035)
General and administra-
  tive expenses. . . . . .      (2,118)       (871)     (6,074)      (4,860)
Provision for loss on
  land held for sale . . .       --           (150)       (150)        (150)
Prepayment penalty and
  write-off of unamor-
  tized deferred financing
  costs relating to extin-
  guishment of debt. . . .       --          --          --          (1,121)
                              --------    --------    --------     --------

                               Three Months Ended        Nine Months Ended
                                   September 30,            September 30,
                              --------------------     --------------------
                                2005        2004        2005         2004
                              --------    --------    --------     --------
Income before sales of
  rental communities
  reported as discon-
  tinued operations,
  before minority
  interest . . . . . . . .      33,476         848      35,878        8,240
Minority interest. . . . .       1,905         (68)      1,816          206
                              --------    --------    --------     --------
Income before sales of
  rental communities
  reported as discon-
  tinued operations,
  net of minority
  interest . . . . . . . .      31,571         916      34,062        8,034

Discontinued operations
 related to sales of
 communities:
  Gains on sales of
    rental communities,
    net of minority
    interest . . . . . . .      11,722      11,318      40,852       48,800
  Gain on extinguishment
    of debt, net of
    minority interest. . .         843       --            843        4,423
                              --------    --------    --------     --------

Net income . . . . . . . .    $ 44,136      12,234      75,757       61,257
                              ========    ========    ========     ========

   (1)  Including discontinued operations.


RESULTS OF COMMUNITY OPERATIONS

      Total community rental revenues from stabilized communities increased by $9,627, or 31.3%, for the three months ended September 30, 2005 compared to the same period a year ago. This increase was a result of four communities acquired in 2005, which contributed $4,608 of revenues; six communities acquired during 2004, which contributed a $3,494 revenue increase; interest in two communities that AMLI acquired from its partners at the end of 2004 generated $1,184 of revenues; and the balance of the increase was from same community revenue increase.

      The significant decrease in revenues from sold communities of $4,327 was from five communities containing 1,750 apartments that were sold in 2005, which generated $3,637 of total revenues in 2004, and from three communities that were sold in 2004 resulting in a decrease in revenues of $750.

      Community NOI for the three months ended September 30, 2005 was $3,780, or 20.3%, higher than the same period a year ago. Stabilized communities generated a $5,570 increase, which was offset in part by a decrease from communities under rehab and communities sold in 2004 and 2005. The increase in total community revenues from stabilized communities had a corresponding increase in rental expenses.

      For the nine months ended September 30, 2005, total community revenues, rental expenses and NOI from stabilized communities increased by $27,904 (32.5%), $12,743 (33.8%) and $15,161 (31.5%), respectively, compared to the same period in the previous year. The net increase in total revenues of $14,273, rental expenses of $6,426 and NOI of $7,847 reflected decreases from communities sold. These increases were a direct result of acquisitions less dispositions.

      Refer to the discussion on AMLI's markets and the impact of changes in occupancy, average collected rent per occupied unit and other community revenues in SAME STORE COMMUNITIES discussion and analysis.

CO-INVESTMENT COMMUNITIES

      Revenues, rental expenses and NOI from co-investment communities at 100% are summarized as follows:

                              Three Months Ended     Nine Months Ended
                                  September 30,         September 30,
                              -------------------   -------------------
                                2005       2004       2005       2004
                              --------   --------   --------   --------
TOTAL CO-INVESTMENT
COMMUNITY REVENUES
-------------------
Stabilized communities . .    $ 33,437     33,064     97,363     96,809
Development and lease-up
  communities. . . . . . .         850         17      1,556         17
Communities sold . . . . .           1        792      1,296      2,718
                              --------   --------   --------   --------
    Total. . . . . . . . .    $ 34,288     33,873    100,215     99,544
                              ========   ========   ========   ========
TOTAL CO-INVESTMENT
COMMUNITY RENTAL EXPENSES
-------------------------
Stabilized communities . .    $ 13,887     13,762     40,222     40,071
Development and lease-up
  communities. . . . . . .         406        105      1,059        112
Communities sold . . . . .           2        364        546      1,323
                              --------   --------   --------   --------
    Total. . . . . . . . .    $ 14,295     14,231     41,827     41,506
                              ========   ========   ========   ========

TOTAL CO-INVESTMENT
COMMUNITY NOI
-------------------
Stabilized communities . .    $ 19,550     19,302     57,141     56,738
Development and lease-up
  communities. . . . . . .         444        (88)       497        (95)
Communities sold . . . . .          (1)       428        750      1,395
                              --------   --------   --------   --------
    Total. . . . . . . . .    $ 19,993     19,642     58,388     58,038
                              ========   ========   ========   ========

RECONCILIATION OF NOI TO
INCOME FROM PARTNERSHIPS
------------------------
Community revenues . . . .    $ 34,288     33,873    100,215     99,544
Community rental
  expenses . . . . . . . .     (14,295)   (14,231)   (41,827)   (41,506)
                              --------   --------   --------   --------
Community NOI. . . . . . .      19,993     19,642     58,388     58,038

Other income . . . . . . .         (67)        33        266        268
Other expenses . . . . . .        (270)      (320)      (976)      (991)
Interest expense and
  amortization of
  deferred costs . . . . .     (11,137)   (10,205)   (32,416)   (30,104)
Depreciation . . . . . . .      (7,686)    (7,752)   (22,887)   (22,740)
                              --------   --------   --------   --------

                              Three Months Ended     Nine Months Ended
                                  September 30,         September 30,
                              -------------------  --------------------
                                2005       2004       2005       2004
                              --------   --------  --------    --------

Income before sale of a
  rental community . . . .         833      1,398     2,375       4,471

Gain on sale of a
  rental community . . . .       --         --       13,624       9,438
                              --------   --------  --------    --------
Net income . . . . . . . .         833      1,398    15,999      13,909

Co-investment partners
  share of net income
  and gain on sale of
  a rental community . . .         274        782    10,872       9,000
                              --------   --------  --------    --------
AMLI's share of net
  income from partner-
  ships including share
  of gain on sale of a
  rental community . . . .    $    559        616     5,127       4,909
                              ========   ========  ========    ========

Co-investment partners'
  share of net income
  before gain on sale of
  a rental community . . .    $    274        782       654       1,922
Co-investment partners'
  share of gain on sale
  of a rental community. .       --         --       10,218       7,078
                              --------   --------  --------    --------
Co-investment partners'
  share of net income. . .         274        782    10,872       9,000
                              --------   --------  --------    --------
AMLI's share of net
  income from
  partnerships . . . . . .         559        616     1,721       2,549
AMLI's share of gain
  on sale of a rental
  community. . . . . . . .       --         --        3,406 (1)   2,360  (2)
                              --------   --------  --------    --------
AMLI's share of net
  income . . . . . . . . .         559        616     5,127       4,909
                              --------   --------  --------    --------
Partnerships' net income .    $    833      1,398    15,999      13,909
                              ========   ========  ========    ========

  (1) AMLI's share of gain on sale reported in the consolidated statements of operations for the nine months ended September 30, 2005 was reduced by $315 of costs previously deferred on AMLI's books.

  (2) AMLI's share of gain on sale reported in the consolidated statement of operations for the nine months ended September 30, 2004 includes $288 of income previously deferred on AMLI's books.

      Total community rental revenues from one development and lease-up community increased significantly by $833 from $17 as this community commenced rental operations in late 2004 and achieved a 62.4% average occupancy for the third quarter of 2005. Revenues from stabilized communities increased by $373 in the third quarter of 2005 compared to 2004. Newly stabilized communities contributed to the increase in total revenues, as three communities which were in lease-up in 2004 reached stabilization in 2005. AMLI's acquisition of its partners' interests in two co-investment communities resulted in a revenue decrease. An additional revenue decrease of $791 was attributable to the communities sold. These changes resulted in a net increase of $415, or 1.2%, in total revenues for the third quarter of 2005 compared to the third quarter of 2004.

      Total community NOI for the three months ended September 30, 2005 was $351, or 1.8%, higher than the same period a year ago. Stabilized and development and in lease-up communities generated a $780 increase, which was offset in part by a decrease from communities sold in 2005. The increase in total community revenues from development and in lease-up communities had a corresponding increase in rental expenses.

      For the nine months ended September 30, 2005, total community revenues, rental expenses and NOI from stabilized and development and in lease-up communities increased by $2,093, $1,098 and $995, respectively, compared to the same period in the previous year. The net increase in total revenues of $671 was offset by an increase in rental expenses of $321 resulting in a $350 NOI increase for the year-over-year comparison. This is primarily due to a decrease in revenues, expenses and NOI from two communities which AMLI acquired interest it did not already own from two partners. In addition, one community that was sold in January 2004 and another in May of 2005 contributed to the overall decrease in revenues, expenses and NOI.

      Refer to the discussion on AMLI's markets and the impact of changes in occupancy, average collected rent per occupied unit and other community revenues in SAME STORE COMMUNITIES discussion and analysis.


ACQUISITIONS

      During 2005 and 2004 AMLI acquired a total of eleven communities from third parties and in 2004 AMLI acquired interests it did not already own in three rental communities from two partners as follows.

                                              PERCEN-
                                               TAGE       NUMBER                               DEBT
                                             INTEREST      OF         DATE        PURCHASE   ASSUMED/      TOTAL
COMMUNITY                 LOCATION           ACQUIRED     UNITS      ACQUIRED      PRICE     OBTAINED      EQUITY
---------                 --------           ---------   --------    --------     --------   --------      ------
2005 Acquisitions:
WHOLLY-OWNED:
AMLI:
 at Lantana Hills. . . .  Austin, TX              100%        264     1/21/05     $ 24,150      --          24,150
 at McGinnis Ferry
    (1). . . . . . . . .  Gwinnett County,
                            GA                    100%        696     2/24/05       64,736     21,536       43,200
 at Cityplace. . . . . .  Dallas, TX              100%        244     5/10/05       25,000     20,267        4,733
 Memorial Heights. . . .  Houston, TX             100%        380      7/6/05       52,000     35,350       16,650
                                                            -----                 --------    -------      -------
                                                            1,584                  165,886     77,153       88,733
                                                            -----                 --------    -------      -------
2004 Acquisitions:
AMLI:
 on Timberglen (2) . . .  Dallas, TX               60%        260      1/5/04       10,439      6,147        4,292
 at Ibis . . . . . . . .  West Palm Beach, FL     100%        234     4/15/04       24,675      --          24,675
 on Eldridge Parkway . .  Houston, TX             100%        668     4/15/04       48,000     32,709 (3)   15,291
 on the Fairways . . . .  Coppell, TX             100%        322     4/30/04       23,405      --          23,405
 at Westcliff. . . . . .  Westminster, CO         100%        372     8/18/04       43,500      --          43,500
 at Canterfield. . . . .  West Dundee, IL         100%        352     9/14/04       55,350      --          55,350
 at River Run. . . . . .  Naperville, IL          100%        206     9/14/04       31,500      --          31,500
 at Kirkland Crossing. .  Aurora, IL              100%        266    10/20/04       39,100      --          39,100
 at Wynnewood Farms (2).  Overland Park, KS        75%        232    11/15/04       22,265      --          22,265
 at Lake Clearwater (2).  Indianapolis, IN         75%        216    11/15/04       19,600      --          19,600
                                                           ------                 --------    -------      -------
                                                            3,128                  317,834     38,856      278,978
                                                           ------                 --------    -------      -------
   Total . . . . . . . .                                    4,712                 $483,720    116,009      367,711
                                                           ======                 ========    =======      =======

  (1)  Debt assumed is reported above at face amount but has been recorded at fair value for financial reporting purposes based on management's estimate of current interest rates for comparable debt.
  (2)  The purchase price, the amount of debt assumed and total equity are stated at 100%.  AMLI acquired the interests it did not already own in these communities from its co-investment partners.  Debt assumed upon acquisition of AMLI on Timberglen was repaid in January 2004 and this community was sold in August 2004.
  (3)  The first mortgage loan closed on May 26, 2004 subsequent to the date of acquisition.

COMMUNITIES UNDER DEVELOPMENT OR IN LEASE-UP AND LAND HELD FOR DEVELOPMENT OR SALE

      COMMUNITIES UNDER DEVELOPMENT OR IN LEASE-UP

      During the construction period, interest and real estate taxes incurred, amortization of deferred costs and other costs relating to communities under development are capitalized.  Total estimated completion costs include costs of initial lease-up and certain other costs some of which are expensed for financial reporting purposes.  At
September 30, 2005, AMLI had interests in three communities under development or in lease-up including two owned in partnerships and the Service Companies had one community being developed for sale, as follows:
                                                              TOTAL                                        AMLI'S
                                                           CAPITALIZED      TOTAL               AMLI'S    REMAINING
COMMUNITY                                          NUMBER    THROUGH      ESTIMATED   DEBT      SHARE OF   EQUITY
(AMLI's ownership                                    OF      SEPT. 30,    COSTS UPON COMMIT-    REQUIRED   COMMIT-
percentage)                   LOCATION             UNITS       2005       COMPLETION  MENT      EQUITY      MENT
-----------------             --------             ------  ------------   ---------- -------    --------  ---------

Communities substantially completed and in lease-up:
 AMLI:
  at Museum Gardens
    (25%)                     Vernon Hills, IL       294    $ 59,006        61,700    37,000       6,360       269
                                                   -----    --------      --------   -------     -------   -------

Communities under development:
 AMLI:
  at Perimeter Gardens
    (25%)                     Dunwoody, GA           245       6,663        27,700    19,000       2,050       465
  Clear Creek I (100%)        Overland Park, KS      288       5,012        24,700     --         24,700    19,688
                                                   -----    --------      --------   -------     -------   -------
                                                     533      11,675        52,400    19,000      26,750    20,153
                                                   -----    --------      --------   -------     -------   -------

Service Companies' communities under development for sale:
 AMLI:
  at La Villita (100%)        Irving, TX             360      23,776        24,800     --         24,800       600
                                                   -----    --------      --------   -------     -------   -------

        Total                                      1,187    $ 94,457       138,900    56,000      57,910    21,022
                                                   =====    ========       =======   =======     =======   =======




<table>     LAND HELD FOR DEVELOPMENT OR SALE

      AMLI expenses interest carry on land parcels not currently under development.  AMLI evaluates the value of land parcels held for development or sale and recognizes an impairment charge in the amount of the excess of its carrying amount over its fair value if it has determined that the fair value is less than the carrying amount.  At
September 30, 2005, AMLI's land parcels held for future development or for sale were as follows:
                                                                                     TOTAL COSTS
                                                                       NUMBER        CAPITALIZED          CARRYING
                                                                        OF            THROUGH              VALUE
                                                                       ACRES          SEPT. 30,           SEPT. 30,
                                         LOCATION                       (1)             2005                2005
                                         --------                      ------        -----------        ------------
Land held for development:
AMLI:
 at Anderson Mill (1)                    Austin, TX                       34            $  5,367              4,996
 at Barrett Lakes III                    Atlanta, GA                      12               1,363              1,363
 Clear Creek II                          Overland Park, KS                 7                 935                935
 at Longview Farms                       Lee's Summit, KS                  9               1,862              1,862
                                                                         ---            --------             ------
                                                                          62               9,527              9,156
                                                                         ---            --------             ------
Land held for sale:
AMLI at Champions II                     Houston, TX                      14               1,639                848
                                                                         ---            --------             ------
Other development costs:
Austin Block 22 (2)                      Austin, TX                       --               3,794              3,794
                                                                         ---            --------             ------
    Subtotal                                                              76              14,960             13,798
                                                                         ---            --------             ------
Service Companies:
 Land held for development:
  AMLI at Fossil Lakes I                 Ft. Worth, TX                    18               3,550              3,092
                                                                         ---            --------             ------
 Land held for sale:
  AMLI at:
    Fossil Lakes II                      Ft. Worth, TX                    16               2,551              2,212
    Prairie Lakes                        Noblesville, IN                  70               6,379              5,579
                                                                         ---            --------             ------
    Subtotal                                                              86               8,930              7,791
                                                                         ---            --------             ------
 Land held for development or sale                                       104              12,480             10,883
                                                                         ---            --------             ------
    Total                                                                180            $ 27,440             24,681
                                                                         ===            ========             ======

  (1)  Number of acres is net of unusable acres.
  (2)  AMLI has a 70-year lease, with a 29-year extension option on Block 22 in downtown Austin and costs incurred represent pre-development costs.


DISPOSITIONS

      AMLI sells communities which no longer meet AMLI's investment objectives.  The proceeds from such sales are typically invested in the acquisition or development of new communities as a way to continually improve the quality of AMLI's portfolio and increase the potential for growth in NOI.  Pursuant to SFAS 144, operating results of wholly-owned communities sold as well as related other income are reported as discontinued operations.  Gains on sales of wholly-owned communities are also reported as discontinued operations.  AMLI also sells interests in wholly owned communities to venture partners in newly formed partnerships and contributes its remaining interests to such partnerships.  Operating results and gains from sales of interests in communities are reported in continuing operations.  Dispositions of co-investment communities are not discontinued operations.  Gains on sales of co-investment communities are shown net of disposition fees and promoted interests paid to AMLI by such co-
investment partnerships.  The table below summarizes the rental communities sold during 2005 and 2004:
                                                                 COSTS      SALE                           AMLI'S
                                    NUMBER    YEAR               BEFORE     PRICE                          SHARE
                                      OF    ACQUIRED/    DATE    DEPRE-     STATED     NET                  OF
COMMUNITY           LOCATION         UNITS  DEVELOPED    SOLD    CIATION    AT 100%  PROCEEDS    GAIN      GAIN
---------           --------        ------  ---------  --------  --------   -------  --------  --------    ------
WHOLLY-OWNED:

2005 Dispositions:
AMLI:
 at Chase Oaks      Dallas, TX         250     1994     1/12/05  $ 11,443    15,300   15,024      6,988     6,988
 at Bent Tree       Dallas, TX         500    1997/00    2/3/05    33,276    39,215   38,562     11,286    11,286
 at Great Hills     Austin, TX         344     1991      2/3/05    19,267    20,500   20,177      5,864     5,864
 at Walnut Creek    Austin, TX         460     2005     6/28/05    29,742    36,600   36,064      7,693     7,693(1)
 at Poplar Creek    Schaumburg,
                      IL               196     1997      7/1/05    13,854    24,950   14,016(2)  13,378(3) 13,378
 a Oakhurst North
   (4)              Wheaton, IL        464     2000     9/30/05    45,643    60,407   48,325     13,886    13,886
 at Riverbend (4)   Indiana-
                      polis, IN        996    1992/93   9/30/05    48,396    65,043   12,448(5)  18,614(6) 18,614
                                     -----                       --------   -------  -------    -------   -------
                                     3,210                        201,621   262,015  184,616     77,709    77,709
                                     -----                       --------   -------  -------    -------   -------
2004 Dispositions:
AMLI:
 at Spring Creek    Atlanta, GA      1,180    1985/86
                                               87/89    4/14/04    61,850    80,820   39,522(7)  40,276(8) 40,276
 at Verandah        Arlington, TX      538     2003     5/17/04    23,943    28,300   27,788      5,034     5,034
 at Nantucket       Dallas, TX         312     1988     8/17/04     9,684    13,365   13,152      7,265     7,265
 on Timberglen (9)  Dallas, TX         260     1990     8/17/04     8,518    12,285   12,092      3,818     3,818
 at Towne Creek     Gainsville, GA     150     1989     9/13/04     7,754     7,900    7,743      1,018     1,018
                                     -----                       --------   -------  -------    -------   -------
                                     2,440                        111,749   142,670  100,297     57,411    57,411
                                     -----                       --------   -------  -------    -------   -------
    Total wholly-owned               5,650                        313,370   404,685  284,913    135,120   135,120
                                     -----                       --------   -------  -------    -------   -------




                                                                 COSTS      SALE                           AMLI'S
                                    NUMBER    YEAR               BEFORE     PRICE                          SHARE
                                      OF    ACQUIRED/    DATE    DEPRE-     STATED     NET                  OF
COMMUNITY           LOCATION         UNITS  DEVELOPED    SOLD    CIATION    AT 100%  PROCEEDS    GAIN      GAIN
---------           --------        ------  ---------  --------  --------   -------  --------  --------    ------
CO-INVESTMENTS
(AMLI's ownership
percentage):

2005 Dispositions:
AMLI:
 at Fox Valley
   (25%)            Aurora, IL         272     1998     5/25/05    24,950    33,938   33,313     13,624     3,406
                                     -----                       --------   -------  -------    -------   -------

2004 Dispositions:
AMLI:
 at Wells Branch
   (25%)            Austin, TX         576     1999     1/21/04    34,343    38,400   37,964      9,438     2,360
                                     -----                       --------   -------  -------    -------   -------
Total co-invest-
  ments                                848                         59,293    72,338   71,277     23,062     5,766
                                     -----                       --------   -------  -------    -------   -------
    Total                            6,498                       $372,663   447,023  356,190    158,182   140,886
                                     =====                       ========   =======  =======    =======   =======

  (1)  Includes $3,572 pre-tax gain recognized by the Service Company subsidiary which had previously been deferred in consolidation.

  (2)  Net of $9,500 of debt that was assumed by the purchaser of AMLI at Poplar Creek.

  (3)  Includes $897 gain attributable to extinguishment of debt (net of $103 unamortized deferred loan costs written-off).

  (4)  AMLI sold 80% and 60% of ownership interests in AMLI at Oakhurst North and AMLI at Riverbend, respectively.
       AMLI's remaining ownership interests have been contributed to two newly-formed co-investment partnerships.

  (5)  Net of $44,296 of debt that was assumed by the new co-investment partnership.

  (6)  Includes $383 gain attributable to extinguishment of debt (net of $210 unamortized deferred loan cost written-off).

  (7)  Net of $40,750 of debt that was assumed by the purchaser of AMLI at Spring Creek.

  (8)  Includes a $4,723 gain attributable to extinguishment of debt (net of $677 unamortized deferred financing costs written off).  Includes gain of $582 recognized after September 30, 2004 through September 30,
       2005, which was reduced by additional costs for lost rents of $21.

  (9)  This was a co-investment community which became a wholly-owned community in January 2004.


      Reconciliation of AMLI's gains on sales of wholly-owned communities to amounts reported as discontinued operations in the consolidated statements of operations for the nine months ended September 30, 2005 and 2004 is as follows:

                                                       2005          2004
                                                     --------      --------
     Total gains per dispositions table. . . . .     $ 77,709        57,411
     Gain attributable to extinguishment
       of debt . . . . . . . . . . . . . . . . .         (897)       (4,723)
     Unamortized deferred financing
       written-off . . . . . . . . . . . . . . .          210         --
     Tax on gain recognized by the
       Service Companies . . . . . . . . . . . .       (1,357)        --
     Deferred gain on a community sold . . . . .        --             (590)
     Deferred gain recognized. . . . . . . . . .          528         --
     Minority interest . . . . . . . . . . . . .       (2,631)       (3,298)
     Gains on sales of 80% and 60% of
       ownership interests in two
       communities . . . . . . . . . . . . . . .      (32,710)        --
                                                     --------      --------
     Gains on sales of rental communities,
       net of minority interest. . . . . . . . .     $ 40,852        48,800
                                                     ========      ========


      Reconciliation of AMLI's share of gain on sale of a co-investment community to amounts reported in the consolidated statements of operations for the nine months ended September 30, 2005 and 2004 is as follows:

                                                       2005          2004
                                                     --------      --------
     Total AMLI's share of gain on sale
       of a co-investment community per
       dispositions table. . . . . . . . . . . .     $  3,406         2,360
     Income (costs) previously deferred on
       AMLI's books. . . . . . . . . . . . . . .         (315)          288
                                                     --------      --------
        Share of gain on sale of a
          co-investment community. . . . . . . .     $  3,091         2,648
                                                     ========      ========


SAME STORE COMMUNITIES

      The following tables are based on AMLI's same store portfolio. Same store is defined as communities owned and having stabilized occupancy as of January 1, 2004. As of September 30, 2005 there were 9,713 wholly-owned apartment homes and 10,871 co-investment apartment homes classified as same store. Comparison of occupancy, average collected revenues per occupied unit, total revenues, total expenses and NOI for same store portfolio over comparable periods generally provides a better perspective of market conditions affecting AMLI's communities.

TOTAL REVENUES

OCCUPANCY

      The following charts show weighted average physical occupancy calculated based on the average of each day's physical occupancy during the quarter for all wholly-owned and co-investment same store communities for each of AMLI's markets.

                   DAILY WEIGHTED AVERAGE PHYSICAL OCCUPANCY
                      SAME STORE WHOLLY-OWNED COMMUNITIES

                                                   Quarter Ended
                                          ------------------------------
                                 Apart-     2005       2005       2004
                                 ment     --------   --------   --------
                                 Homes    Sept 30     Jun 30    Sept 30
                                 ------   --------   --------   --------
Dallas . . . . . . . . . . .      3,643      94.1%      93.2%      92.7%
Atlanta. . . . . . . . . . .      1,104      94.3%      95.0%      94.2%
Austin . . . . . . . . . . .        960      95.4%      95.1%      94.3%
Houston. . . . . . . . . . .        334      94.2%      91.3%      94.4%
Indianapolis . . . . . . . .      1,216      93.7%      93.5%      93.3%
Kansas City. . . . . . . . .      1,528      95.6%      93.9%      95.2%
Chicago. . . . . . . . . . .        600      95.6%      93.8%      93.7%
Denver . . . . . . . . . . .        328      95.5%      92.8%      90.9%
                                 ------   --------   --------   --------
Total
 portfolio (1) . . . . . . .      9,713      94.6%      93.7%      93.6%
                                 ======   ========   ========   ========


                   DAILY WEIGHTED AVERAGE PHYSICAL OCCUPANCY
                     SAME STORE CO-INVESTMENT COMMUNITIES

                                                   Quarter Ended
                                          ------------------------------
                                 Apart-     2005       2005       2004
                                 ment     --------   --------   --------
                                 Homes    Sept 30     Jun 30    Sept 30
                                 ------   --------   --------   --------
Dallas . . . . . . . . . . .      2,194      94.9%      93.3%      93.1%
Atlanta. . . . . . . . . . .      3,178      95.5%      94.1%      95.3%
Austin . . . . . . . . . . .        917      96.4%      92.2%      93.5%
Houston. . . . . . . . . . .      1,099      96.0%      93.8%      93.5%
Kansas City. . . . . . . . .        840      93.5%      93.3%      92.8%
Chicago. . . . . . . . . . .      1,711      96.0%      94.8%      95.6%
Denver . . . . . . . . . . .        932      94.3%      91.5%      92.4%
                                 ------   --------   --------   --------
Total
 portfolio (1) . . . . . . .     10,871      95.3%      93.6%      94.1%
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


TOTAL REVENUES PER OCCUPIED UNIT

      The following charts show weighted average total monthly revenues per occupied apartment home for same store communities for each of AMLI's markets:

                    WEIGHTED AVERAGE TOTAL REVENUES EARNED
                          PER OCCUPIED APARTMENT HOME
                      SAME STORE WHOLLY-OWNED COMMUNITIES

                                                   Quarter Ended
                                          ------------------------------
                                 Apart-     2005       2005       2004
                                 ment     --------   --------   --------
                                 Homes    Sept 30     Jun 30    Sept 30
                                 ------   --------   --------   --------
Dallas . . . . . . . . . . .      3,643   $    822        816        829
Atlanta. . . . . . . . . . .      1,104        846        830        816
Austin . . . . . . . . . . .        960        794        796        793
Houston. . . . . . . . . . .        334        955        989        981
Indianapolis . . . . . . . .      1,216        882        885        862
Kansas City. . . . . . . . .      1,528        781        783        784
Chicago. . . . . . . . . . .        600      1,045      1,041      1,033
Denver . . . . . . . . . . .        328        841        837        876
                                 ------   --------   --------   --------
Total
 portfolio (1) . . . . . . .      9,713   $    842        839        840
                                 ======   ========   ========   ========


                    WEIGHTED AVERAGE TOTAL REVENUES EARNED
                          PER OCCUPIED APARTMENT HOME
                     SAME STORE CO-INVESTMENT COMMUNITIES

                                                   Quarter Ended
                                          ------------------------------
                                 Apart-     2005       2005       2004
                                 ment     --------   --------   --------
                                 Homes    Sept 30     Jun 30    Sept 30
                                 ------   --------   --------   --------
Dallas . . . . . . . . . . .      2,194   $    909        902        905
Atlanta. . . . . . . . . . .      3,178        917        915        912
Austin . . . . . . . . . . .        917        829        833        817
Houston. . . . . . . . . . .      1,099      1,023      1,007      1,011
Kansas City. . . . . . . . .        840        877        878        867
Chicago. . . . . . . . . . .      1,711      1,003      1,090      1,080
Denver . . . . . . . . . . .        932        962        958        987
                                 ------   --------   --------   --------
Total
 portfolio (1) . . . . . . .     10,871   $    949        943        942
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


REVENUES, EXPENSES AND NOI

      The following charts show total revenues, total expenses and total NOI for same store wholly-owned communities for each of AMLI's markets:

      TOTAL REVENUES

                                                   Quarter Ended
                                          ------------------------------
                                 Apart-     2005       2005       2004
                                 ment     --------   --------   --------
                                 Homes    Sept 30     Jun 30    Sept 30
                                 ------   --------   --------   --------
Dallas . . . . . . . . . . .      3,643   $  8,459      8,325      8,389
Atlanta. . . . . . . . . . .      1,104      2,643      2,611      2,544
Austin . . . . . . . . . . .        960      2,183      2,178      2,156
Houston. . . . . . . . . . .        334        902        904        928
Indianapolis . . . . . . . .      1,216      3,015      3,017      2,933
Kansas City. . . . . . . . .      1,528      3,422      3,372      3,425
Chicago. . . . . . . . . . .        600      1,797      1,757      1,742
Denver . . . . . . . . . . .        328        791        765        784
                                 ------   --------   --------   --------
Total portfolio. . . . . . .      9,713   $ 23,212     22,929     22,901
                                 ======   ========   ========   ========


      TOTAL EXPENSES

                                                   Quarter Ended
                                          ------------------------------
                                 Apart-     2005       2005       2004
                                 ment     --------   --------   --------
                                 Homes    Sept 30     Jun 30    Sept 30
                                 ------   --------   --------   --------
Dallas . . . . . . . . . . .      3,643   $  4,265      4,015      4,131
Atlanta. . . . . . . . . . .      1,104      1,185      1,115      1,196
Austin . . . . . . . . . . .        960      1,089      1,005        979
Houston. . . . . . . . . . .        334        388        398        396
Indianapolis . . . . . . . .      1,216      1,312      1,387      1,483
Kansas City. . . . . . . . .      1,528      1,470      1,269      1,012
Chicago. . . . . . . . . . .        600        746        707        685
Denver . . . . . . . . . . .        328        316        329        340
                                 ------   --------   --------   --------
Total portfolio. . . . . . .      9,713   $ 10,771     10,225     10,222
                                 ======   ========   ========   ========

      TOTAL NOI

                                                   Quarter Ended
                                          ------------------------------
                                 Apart-     2005       2005       2004
                                 ment     --------   --------   --------
                                 Homes    Sept 30     Jun 30    Sept 30
                                 ------   --------   --------   --------
Dallas . . . . . . . . . . .      3,643   $  4,194      4,310      4,258
Atlanta. . . . . . . . . . .      1,104      1,458      1,496      1,348
Austin . . . . . . . . . . .        960      1,094      1,173      1,177
Houston. . . . . . . . . . .        334        514        506        532
Indianapolis . . . . . . . .      1,216      1,703      1,630      1,450
Kansas City. . . . . . . . .      1,528      1,952      2,103      2,413
Chicago. . . . . . . . . . .        600      1,051      1,050      1,057
Denver . . . . . . . . . . .        328        475        436        444
                                 ------   --------   --------   --------
Total portfolio. . . . . . .      9,713   $ 12,441     12,704     12,679
                                 ======   ========   ========   ========


      The following charts show total revenues, total expenses and total NOI for same store co-investment communities for each of AMLI's markets:

      TOTAL REVENUES

                                                   Quarter Ended
                                          ------------------------------
                                 Apart-     2005       2005       2004
                                 ment     --------   --------   --------
                                 Homes    Sept 30     Jun 30    Sept 30
                                 ------   --------   --------   --------
Dallas . . . . . . . . . . .      2,194   $  5,675      5,536      5,548
Atlanta. . . . . . . . . . .      3,178      8,339      8,201      8,281
Austin . . . . . . . . . . .        917      2,198      2,112      2,104
Houston. . . . . . . . . . .      1,099      3,243      3,114      3,120
Kansas City. . . . . . . . .        840      2,066      2,063      2,028
Chicago. . . . . . . . . . .      1,711      5,432      5,307      5,302
Denver . . . . . . . . . . .        932      2,537      2,449      2,548
                                 ------   --------   --------   --------
Total portfolio. . . . . . .     10,871   $ 29,490     28,782     28,931
                                 ======   ========   ========   ========


      TOTAL EXPENSES

                                                   Quarter Ended
                                          ------------------------------
                                 Apart-     2005       2005       2004
                                 ment     --------   --------   --------
                                 Homes    Sept 30     Jun 30    Sept 30
                                 ------   --------   --------   --------
Dallas . . . . . . . . . . .      2,194   $  2,626      2,444      2,487
Atlanta. . . . . . . . . . .      3,178      3,115      3,214      3,001
Austin . . . . . . . . . . .        917      1,089      1,001        888
Houston. . . . . . . . . . .      1,099      1,478      1,286      1,560
Kansas City. . . . . . . . .        840        843        743        771
Chicago. . . . . . . . . . .      1,711      2,213      2,109      2,184
Denver . . . . . . . . . . .        932        984        888        945
                                 ------   --------   --------   --------
Total portfolio. . . . . . .     10,871   $ 12,348     11,685     11,836
                                 ======   ========   ========   ========

      TOTAL NOI

                                                   Quarter Ended
                                          ------------------------------
                                 Apart-     2005       2005       2004
                                 ment     --------   --------   --------
                                 Homes    Sept 30     Jun 30    Sept 30
                                 ------   --------   --------   --------
Dallas . . . . . . . . . . .      2,194   $  3,049      3,092      3,061
Atlanta. . . . . . . . . . .      3,178      5,224      4,987      5,280
Austin . . . . . . . . . . .        917      1,109      1,111      1,216
Houston. . . . . . . . . . .      1,099      1,765      1,828      1,560
Kansas City. . . . . . . . .        840      1,223      1,320      1,257
Chicago. . . . . . . . . . .      1,711      3,219      3,198      3,118
Denver . . . . . . . . . . .        932      1,553      1,561      1,603
                                 ------   --------   --------   --------
Total portfolio. . . . . . .     10,871   $ 17,142     17,097     17,095
                                 ======   ========   ========   ========


AMLI'S MARKETS

      The following commentary and financial data about each of AMLI's markets are based on 100% of AMLI's same store community operations regardless of ownership interest in each community. The discussion of same store community results includes an analysis of the effects of occupancy and collected rent per occupied unit to rental income, other income, total revenues, operating expenses and NOI. Other income includes ancillary services revenues and rental-related fees. In addition, a brief commentary relating to supply of new apartment homes and employment data is provided. Occupancy changes are disclosed in absolute terms and economic data are as of August 2005. The discussion covers the third quarter ended September 30, 2005 compared to the same period in 2004 and the second quarter ended June 30, 2005. In addition, the nine months ended September 30, 2005 is compared to the nine months ended September 30, 2004.

      COMBINED SAME STORE COMMUNITIES

      Third quarter same community total revenues were up 1.6%, with expenses growing 4.6%, producing a NOI decrease of 0.5% compared to third quarter 2004. The 1.6% increase in total revenues resulted from a 1.7% increase in rental income and a 1.4% increase in other income. The increase in rental income was the result of a 0.5% increase of in-place rental rates (as measured by collected rent per occupied unit) and a 1.0% increase in occupancy to 94.9%. Collected rent per occupied unit was up in five markets, virtually unchanged in one market, and down in two markets. Occupancies were up in all markets, compared to the third quarter of 2004. The 1.4% increase in other income was attributable to increases in multiple fee income categories. The 4.6% increase in operating expenses is due partly to increases in real estate taxes, utilities and quarterly timing of repairs and maintenance, among other differences. Sequentially, total revenues were up 1.9% and operating expenses increased 5.3%, resulting in NOI decreasing 0.6% from second quarter. The increase in sequential total revenues was caused by a 2.0% increase in rental income and a 1.3% increase in other income. Rental income increased as a result of an increase in occupancy in all markets and increases in collected rent per occupied unit in six markets. The increase in other income was due primarily to an increase in various fee income categories. Overall employment in all of AMLI's markets increased during the twelve months ended August 2005.

      DALLAS/FT. WORTH same community total revenues, operating expenses and NOI for the third quarter increased 1.4%, increased 4.1%, and decreased 1.0%, respectively, compared to the same period in 2004. The increase in total revenues was primarily due to a 1.4% increase in rental income driven by a 1.5% increase in occupancy over a year ago. On a sequential basis compared to the prior quarter, total revenues increased 2.0%. The increase in revenues was primarily due to an increase in rental income of 1.4%, driven by increases in occupancy and rental rates of 1.1% and 0.2%, respectively. Operating expenses increased 6.7% resulting in a decrease in NOI of 2.1% compared to last quarter. Job growth has remained steady over the past year in the region as the DF/W metroplex added 26,900 jobs in the trailing 12 months ended August 2005. In addition, permit activity has decreased over the past year as 9,897 permits, down from 12,353 from the previous period, have been issued (1.8% of existing stock) for the year ended August 2005.

      Year to date ended September 30, 2005, compared to the same period of 2004, total revenues increased 1.1%, operating expenses increased by 4.6%, resulting in a 1.8% decrease in NOI. The growth in total revenues was due to an increase of 1.3% in rental income and a 1.5% decrease in other income.

      ATLANTA same community total revenues, operating expenses, and NOI increased 1.5%, 2.5%, and 0.8%, respectively, compared to the same quarter a year ago. The positive performance in total revenues was the result of a 2.1% increase in rental income, while other income decreased by 4.7%. The rise in rental income is the result of increases in collected rent per occupied unit and occupancy of 1.9% and 0.2%, respectively. Sequentially, total revenues, operating expenses and NOI increased 1.6%, decreased 0.7%, and increased 3.1%, respectively. The increase in total revenues was the result of a 2.4% increase in rental income, as other income fell by 6.5%. The increase in rental income was the result of increases in collected rent per occupied unit and occupancy of 1.5% and 0.8%, respectively. The challenge in Atlanta continues to be absorption of new supply, with 14,332 units permitted for the year ended August 2005, which represents an 8.7% increase from the same period of a year ago, and a 3.7% increase to the existing apartment stock. A slowly improving employment outlook provides optimism that demand will be able to keep up with the new supply. For the year ended August 2005, employment posted a gain of 14,800 jobs, or a modest 0.6% growth rate, compared to net job loss over the previous few years.

      Year to date ended September 30, 2005, compared to the same period of 2004, total revenues increased 1.7%, operating expenses increased by 0.2%, resulting in a 2.8% increase in NOI. The growth in total revenues was due to a 1.8% and 0.8% increase in rental income and other income, respectively.

      AUSTIN same community total revenues, operating expenses and NOI increased 2.9%, increased 16.6%, and decreased 7.9%, respectively, compared to the same period in 2004. The increase in total revenues was primarily the result of a 3.0% increase in rental income, due to a 2.0% and 0.9% increase in occupancy and collected rent per occupied unit, respectively. The increase in operating expenses is primarily due to an increase in real estate taxes. On a sequential basis, total revenues increased by 2.1%. This was due to a 2.6% increase in rental income, with other income decreasing 2.4%. The increase in rental income was due to a 0.1% increase in collected rent per occupied unit and a 2.2% increase in occupancy. Operating expenses increased by 8.5%, primarily due to real estate taxes, resulting in a decrease in NOI of 3.5% from last quarter. Supply and demand fundamentals continue to improve in the region as job growth continues to gain momentum. Approximately 12,900 jobs were added in the previous 12 months ended August 2005, representing a 1.9% growth rate, which is above the national average of 1.7%. Permit activity remains relatively stable, although an increase in permitting activity has been seen recently, as 3,546 permits (an increase of 33% from the previous period and 2.3% of existing stock) were issued for the same period.

      Year to date ended September 30, 2005, compared to the same period of 2004, total revenues increased 2.5%, operating expenses increased by 8.4%, resulting in a 2.7% decrease in NOI. The growth in total revenues was due to a 2.5% increase in both rental income and other income.

      HOUSTON same community total revenues, operating expenses and NOI increased 2.4%, decreased 4.6%, and increased 9.0%, respectively, compared to the same period in 2004. Rental income for the third quarter increased 2.5% due to an increase in occupancy and collected rent per occupied unit of 1.9% and 0.5%, respectively. Other income increased by 0.6% over the same period last year. On a sequential basis, total revenues increased 3.2% from the previous quarter, due primarily to an increase in rental income of 3.3% which was the result of an increase in occupancy of 2.4% and collected rent per occupied unit of 0.7%. Operating expenses increased 10.8%, due primarily to timing of major repairs and maintenance projects, leading to a NOI decrease of 2.4%. Houston continues to face challenging supply fundamentals as permit activity remains high with 10,559 permits (2.3% of existing stock) issued for the year ended August 2005. Although permit activity remains significant, the trend has been downward over the past two years. On the demand side, Houston is beginning to show signs of a solid rebound as the economy improves. The market registered an increase of approximately 30,600 jobs for the twelve months ended August 2005. AMLI communities in Houston suffered minor damages from hurricane Rita, which has not affected occupancy unfavorably.

      Year to date ended September 30, 2005, compared to the same period of 2004, total revenues increased 0.6%, operating expenses decreased by 3.9%, resulting in a 4.4% increase in NOI. The increase in total revenues was due to a 0.6% and 0.7% increase in rental income and other income, respectively.

      INDIANAPOLIS same community total revenues increased 1.8%, expenses decreased 5.7%, and NOI increased 8.6% for the third quarter of 2005 versus the same period of a year ago. Rental income on a year-over-year basis was up 1.2%, as both occupancy and collected rent per occupied unit gained 0.4% over the same period in 2004. Other income experienced an increase of 9.6%. Sequentially, total revenues increased 0.5%, expenses decreased 5.4%, and NOI increased 5.8% from the second quarter. The revenue increase was due to a 0.8% increase in rental income, as a result of a 0.6% increase in occupancy and a 0.2% decrease in collected rent per occupied unit. Other income decreased 2.7% over last quarter. Demand fundamentals in Indianapolis, after showing strength at the beginning of the year, appear to have slowed, but positive job growth has returned to the metro. The BLS reported job growth of 6,500 for the year ended August 2005, a 0.7% growth rate. On the supply side 2,090 multifamily permits have been authorized over the past year, which is a 28% increase from the same period of a year ago, and represents a 1.7% increase to the existing apartment stock.

      Year to date ended September 30, 2005, compared to the same period of 2004, total revenues increased 2.0%, operating expenses increased by 9.5%, resulting in a 3.2% decrease in NOI. The growth in total revenues was due to a 1.5% and 7.4% increase in rental income and other income, respectively.

      KANSAS CITY same community total revenues, operating expenses, and NOI increased 0.6%, increased 28.4%, and decreased 13.1%, respectively, compared to third quarter 2004. Rental income for the quarter increased 0.4% versus the same period of a year ago due to an increase in occupancy of 0.4%. Collected rent per occupied unit fell by 0.1%. Other income increased by 2.1% for the period. The increase in expenses was primarily due to an increase in real estate taxes. On a sequential basis, total revenues increased 1.1%, but operating expenses also increased by 13.6%, leading to an NOI decrease of 6.4%. Rental income increased 1.0%, resulting from a 1.2% occupancy gain during the quarter, while collected rent per occupied unit decreased by 0.3%. Other income increased 2.1% from last quarter. Demand fundamentals in Kansas are continuing to strengthen, and supply has remained in check. For the year ended August 2005, the Kansas City metro area gained 11,100 jobs, a positive 1.2% growth rate. In addition, multifamily permits have remained stable for the past year. For the year ended August 2005, authorized permits totaled 2,021 units, which represents a 1.6% increase to the existing apartment stock.

      Year to date ended September 30, 2005, compared to the same period of 2004, total revenues were flat, operating expenses increased by 8.2%, resulting in a 4.5% decrease in NOI. Rental income decreased by 0.2% while other income increased by 1.9%.

      CHICAGO same community quarterly NOI versus a year ago increased 3.1% on an increase in total revenue of 2.6% and a 1.9% increase in operating expenses. The revenue increase was the result of a 2.5% increase in rental income and a 3.7% increase in other income. The increase in rental income was driven by a 1.9% increase in collected rent per occupied unit and an increase in occupancy of 0.5%. Sequentially, total revenues were up 2.4% compared to the second quarter. Rental income was up 2.4%, while other income was up 3.4%. The change in rental income was due to a 1.3% increase in occupancy and a 0.8% increase in collected rent per occupied unit. Operating expenses increased 7.6%, resulting in a decrease in sequential NOI of 0.8%. The employment picture continues to improve in Chicago as the metro added 28,400 jobs for the year ended August 2005, which represents a 0.8% growth rate. On the supply side, the Chicago metro issued permits for 11,325 new multifamily units, representing a 19.6% increase from the same period of a year ago and 1.7% of existing apartment stock for the year ended August 2005. It should again be noted that in Chicago a significant portion of permits issued are for 'for-sale' housing and will not directly compete with 'for-rent' product. Our market research shows approximately 1,700 institutional grade apartment units currently under construction in the Chicago metropolitan area, a very small number of new units for a market the size of Chicago.

      Year to date ended September 30, 2005, compared to the same period of 2004, total revenues increased 1.1%, operating expenses decreased by 0.4%, resulting in a 2.0% increase in NOI. The increase in total revenues was due to a 1.3% increase in rental income, as other income decreased by 1.9%.

      DENVER same community total revenues, expenses, and NOI decreased 0.1%, increased 1.2%, and decreased 1.0% for the quarter, respectively, compared to third quarter 2004. Rental income on a year-over-year basis fell 0.5% due to collected rent per occupied unit being down 3.2%. Occupancy rose 2.6% to 94.6%, on a year-over-year basis. Other income limited the decline in total revenues by growing 3.6% for the quarter. On a sequential basis, total revenues, expenses and NOI increased 3.6%, 6.9%, and 1.5%, respectively, from the second quarter. Rental income increased 3.6% from the second quarter, as collected rent per occupied unit rose 0.5% in tandem with an increase in occupancy of 2.8%. Other income also increased by 3.0% over last quarter. The Denver metro is beginning to see strengthening supply/demand fundamentals as job growth has turned positive and the authorization of multifamily permits has slowed dramatically. For the year ended August 2005, the metro area experienced a gain of 19,800 jobs, a positive 1.7% growth rate, which is in sharp contrast to the net losses over the previous few years. Additional positive news in Denver has been the decline in multifamily permitting over the past thirty-six months. For the year ended August 2005, authorized permits totaled 2,730 units (representing a 1.1% increase to the existing apartment stock); a 50% and 65% decrease over the same period of two and three years ago, respectively.

      Year to date ended September 30, 2005, compared to the same period of 2004, total revenues decreased 1.4%, operating expenses decreased by 0.1%, resulting in a 2.1% decrease in NOI. The decrease in total revenues was due to a decrease of 2.2% in rental income, as other income increased 7.4%.

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

                                           Wholly-owned Communities
                                 ------------------------------------------
                                        Nine Months Ended September 30,
                                 ------------------------------------------
                                        2005                    2004
                                --------------------    -------------------
                                           Per Unit               Per Unit
                                 Total   (annualized)    Total  (annualized)
                                -------  -----------   -------  -----------
SAME STORE COMMUNITY
RENTAL EXPENSES
 Personnel . . . . . . . . . .  $ 7,731        1,061     7,421        1,019
 Advertising and promotion . .    1,486          204     1,465          201
 Utilities . . . . . . . . . .    2,260          310     2,113          290
 Building repairs and
  maintenance. . . . . . . . .    3,078          423     3,427          471
 Contract services . . . . . .      676           93       695           95
 Landscaping and grounds
  maintenance. . . . . . . . .    1,509          207     1,414          194
 Real estate taxes . . . . . .    9,879        1,356     8,907        1,223
 Insurance . . . . . . . . . .    1,030          141     1,211          166
 Property management fees. . .    2,112          290     2,078          285
 Other rental expenses . . . .      889          122       666           91
                                -------     --------   -------      -------
    Total. . . . . . . . . . .  $30,650        4,207    29,397        4,035
                                =======     ========   =======      =======
Operating capital
  expenditures . . . . . . . .  $ 2,697          370     2,443          335
                                =======     ========  ========     ========
Number of same store
  apartment homes. . . . . . .    9,713
                                =======
Number of same store
  communities. . . . . . . . .       27
                                =======

                                          Co-investment Communities
                                 ------------------------------------------
                                        Nine Months Ended September 30,
                                 ------------------------------------------
                                        2005                    2004
                                --------------------    -------------------
                                           Per Unit               Per Unit
                                 Total   (annualized)    Total  (annualized)
                                -------  -----------   -------  -----------
SAME STORE COMMUNITY
RENTAL EXPENSES
 Personnel . . . . . . . . . .  $ 8,442        1,035     8,312        1,020
 Advertising and promotion . .    1,610          198     1,614          198
 Utilities . . . . . . . . . .    2,584          317     2,298          282
 Building repairs and
  maintenance. . . . . . . . .    3,776          463     3,190          391
 Contract services . . . . . .    1,041          128     1,034          127
 Landscaping and grounds
  maintenance. . . . . . . . .    1,604          197     1,546          190
 Real estate taxes . . . . . .   10,551        1,294    10,872        1,333
 Insurance . . . . . . . . . .    1,145          140     1,376          169
 Property management fees. . .    3,452          423     3,427          420
 Other rental expenses . . . .    1,098          135       949          116
                                -------     --------   -------      -------
    Total. . . . . . . . . . .  $35,303        4,330    34,618        4,246
                                =======     ========   =======      =======

Operating capital
  expenditures . . . . . . . .  $ 2,105          258     1,785          219
                                =======     ========  ========     ========

Number of same store
  apartment homes. . . . . . .   10,871
                                =======

Number of same store
  communities. . . . . . . . .       28
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

                                           Wholly-Owned Communities
                                 ------------------------------------------
                                        Nine Months Ended September 30,
                                 ------------------------------------------
                                        2005                    2004
                                --------------------    -------------------
                                           Per Unit               Per Unit
                                 Total   (annualized)    Total  (annualized)
                                -------  -----------   -------  -----------
SAME STORE CAPITAL
EXPENDITURES
 Carpet. . . . . . . . . . . .  $ 1,359          186     1,361          187
 Land and building
  improvements . . . . . . . .      793          109       679           93
 Other . . . . . . . . . . . .      545           75       403           55
                                -------     --------  --------      -------
    Total. . . . . . . . . . .  $ 2,697          370     2,443          335
                                =======     ========  ========      =======

                                       Co-investment Communities at 100%
                                 ------------------------------------------
                                        Nine Months Ended September 30,
                                 ------------------------------------------
                                        2005                    2004
                                --------------------    -------------------
                                           Per Unit               Per Unit
                                 Total   (annualized)    Total  (annualized)
                                -------  -----------   -------  -----------

SAME STORE CAPITAL
EXPENDITURES
 Carpet. . . . . . . . . . . .  $ 1,344          165     1,275          156
 Land and building
  improvements . . . . . . . .      382           47       242           30
 Other . . . . . . . . . . . .      379           46       268           33
                                -------     --------  --------      -------

    Total. . . . . . . . . . .  $ 2,105          258     1,785          219
                                =======     ========  ========      =======


COMPARATIVE CONDENSED RESULTS OF OPERATIONS

      The following table shows comparative results of operations for the periods presented.

                               Three Months Ended        Nine Months Ended
                                   September 30,            September 30,
                              --------------------     --------------------
                                2005        2004        2005         2004
                              --------    --------    --------     --------
Revenues:
  Rental and other
    income . . . . . . . .    $ 41,243      31,509     116,063       88,265
  Service Companies. . . .       3,612      11,585      11,485       36,686
  Fee income . . . . . . .       1,227         636       1,829        1,493
                              --------    --------    --------     --------
                                46,082      43,730     129,377      126,444
                              --------    --------    --------     --------
Expenses:
  Community rental . . . .      18,914      14,727      51,763       38,856
  Service Companies. . . .       4,045      12,123      13,309       38,232
  Depreciation . . . . . .      11,104       9,257      33,091       25,327
  General and
    administrative . . . .       2,118         871       6,074        4,860
  Provision for loss on
    land held for sale . .       --            150         150          150
                              --------    --------    --------     --------
                                36,181      37,128     104,387      107,425
                              --------    --------    --------     --------

                               Three Months Ended        Nine Months Ended
                                   September 30,            September 30,
                              --------------------     --------------------
                                2005        2004        2005         2004
                              --------    --------    --------     --------
Other income (expenses):
  Income from partner-
    ships. . . . . . . . .         559         616       1,721        2,549
  Share of gain on sale
    of a partnership
    community. . . . . . .       --          --          3,091        2,648
  Gain on sales of
    interests in wholly-
    owned communities. . .      32,117       --         32,117        --
  Gain on extinguishment
    of debt related to
    sale of interest
    in a wholly-owned
    community. . . . . . .         383       --            383        --
  Other income . . . . . .          96         207         728        1,115
  Interest expense and
    amortization of
    deferred costs . . . .      (9,844)     (7,638)    (28,166)     (21,462)
  Prepayment penalty and
    write-off of unamor-
    tized deferred
    financing costs. . . .       --          --          --          (1,121)
                              --------    --------    --------     --------
                                23,311      (6,815)      9,874      (16,271)
                              --------    --------    --------     --------

Income (loss) from
  continuing operations
  before minority
  interest . . . . . . . .      33,212        (213)     34,864        2,748
Minority interest. . . . .       1,889        (134)      1,755         (172)
                              --------    --------    --------     --------
Income (loss) from
  continuing operations. .      31,323         (79)     33,109        2,920
                              --------    --------    --------     --------
Income from discontinued
  operations, net of
  minority interest. . . .         248         995         953        5,114
Gains on sales of rental
  communities, net of
  minority interest. . . .      11,722      11,318      40,852       48,800
Gain on extinguishment of
  debt for a community
  sold, net of minority
  interest . . . . . . . .         843       --            843        4,423
                              --------    --------    --------     --------

Income from discontinued
  operations, net of
  minority interest. . . .      12,813      12,313      42,648       58,337
                              --------    --------    --------     --------
Net income . . . . . . . .    $ 44,136      12,234      75,757       61,257
                              ========    ========    ========     ========

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2005 TO THREE MONTHS ENDED SEPTEMBER 30, 2004.

      Income from continuing operations before minority interest increased to an income of $33,212 for the three months ended September 30, 2005 from a loss of $213 for the three months ended September 30, 2004. This increase is primarily due to a total gain of $32,500 which resulted from the sale of 80% and 60% interests in two communities to two co-investment partnerships including gain associated with the extinguishment of debt.
The increase in rental income from rental community operations was offset in part by increases in interest expense and depreciation. Community rental revenues including rental-related other income increased by $9,734, or 30.9%, and community rental expenses increased by $4,187, or 28.4%, during the third quarter of 2005 compared to 2004. These increases resulted in a $5,547, or 33.1%, increase in net operating income primarily from six communities acquired after the third quarter of 2004 and four communities acquired in 2005. Depreciation expense increased by $1,847, or 20.0%, primarily due to the allocation of a portion of the acquisition costs to the existing leases for the communities acquired which is depreciated over a relatively short period of time. Interest expense including amortization of deferred costs increased by $2,206, or 28.9%, due to additional borrowings to fund acquisition and development activities.

      Revenues of the Service Companies, consisting primarily of construction revenues, property management fees and ancillary services income, were $7,973, or 68.8%, lower in the third quarter of 2005 compared to the same period in 2004. The decrease was due to a significant reduction in construction activity for the co-investment partnerships. One development community is substantially complete and another is near completion. One new co-investment development was commenced during September 2005.

      Fee income was $591, or 92.9%, higher in the third quarter of 2005 compared to 2004. This increase is primarily from fees earned for structuring two new co-investment partnerships and for arranging new financing as well as assumption of existing first-mortgage loan on one community in connection with the sale of AMLI's 80% and 60% interests in the communities and contributing the remaining interests to the partnerships. Development fee income decreased by $729 due to reduced co-investment development activities. The decrease was offset by a $136 disposition fee that AMLI received in connection with the sale of a co-investment community; asset management fees were flat and there was no co-investment acquisition activity in either year.

      AMLI's share of income from partnerships decreased slightly. This decrease was a combination of decreases resulting from the sale of a co-investment community in the second quarter of 2005 and the acquisition in December 2004 by AMLI of interest in two communities it did not already own. These decreases were substantially offset by increases in revenues as a result of a 1.2% increase in occupancy and a modest increase in collected revenues per occupied unit. In addition, development communities that were in lease-up in 2004 reached stabilized occupancy in 2005. Another development community, which commenced rental operations in the fourth quarter of 2004, has achieved 62.4% occupancy as of September 30, 2005 and contributed to increased NOI.

      Interest expense including amortization of financing costs, net of amounts capitalized for communities under development, increased to $9,844 from $7,638. The increase was primarily due to increased borrowings under our unsecured lines of credit and mortgage loans assumed upon acquisition of AMLI at Cityplace, AMLI at McGinnis Ferry and AMLI Memorial Heights in 2005.

      General and administrative expenses increased by $1,247, or 143.2%, primarily as a result of increased compensation and recruitment expenses for additional personnel, increased share-based compensation, increased dead deal costs written off in 2005 and the reversal in 2004 of $761 liability accrual for performance incentive plan, which reduced expenses.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2005 TO NINE MONTHS ENDED SEPTEMBER 30, 2004.

      Income from continuing operations before minority interest increased by $32,116 for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. This increase is primarily due to a gain of $32,500 from sales of 80% and 60% interests in two communities to two co-investment partnerships in the third quarter of 2005. The $7,764 increase in depreciation and a $6,704 increase in interest and amortization expenses substantially offset the increase in rental revenues less the increase in rental expenses. Community rental revenues including rental-related other income increased by $27,798, or 31.5%, and community rental expenses increased by $12,907, or 33.2%, during the nine months of 2005 compared to 2004. These increases resulted in a $14,891, or 30.1%, increase in net operating income primarily from nine and four communities acquired during 2004 and 2005, respectively. Depreciation expense increased by 30.7% primarily due to the allocation of a portion of the acquisition costs to existing leases for the communities acquired which is depreciated over a relatively short period of time. Interest expense increased by 31.2% as a result of additional borrowings from the primary line of credit and additional mortgage loans assumed upon acquisition of communities during 2005 and a mortgage loan that closed during the third quarter of 2004.

      Revenues of the Service Companies were $25,201, or 68.7%, lower during 2005 compared to 2004. The decrease was due to a significant reduction in construction activity for co-investment partnerships.

      Fee income was $336, or 22.5%, higher in 2005 compared to 2004 as a result of fees earned from two newly-formed co-investment partnerships and a $136 disposition fee that AMLI received in 2005 in connection with the sale of a co-investment community, offset in part by a $729 reduction of co-investment development fees.

      AMLI's share of income from partnerships decreased by $828, or 32.5%, primarily from revenue reduction as a result of one community sold in May 2005 and another in January 2004, and AMLI's acquisition of its co-investment partners' interest in two communities during the fourth quarter of 2004. AMLI's share of income resulting from cash distributions in excess of AMLI's ownership interests was lower in 2005 due to lower earnings of partnership communities from which AMLI has cash flow distribution preferences.

      Interest expense including amortization of financing costs, net of amounts capitalized for communities under development, increased to $28,166 from $21,462. The increase was primarily due to increased borrowings under our unsecured line of credit and a new mortgage loan obtained and mortgage loans assumed for communities acquired.

      General and administrative expenses decreased by $1,214. For the nine months ended September 30, 2005, professional fees, public company costs and various other administrative expenses were higher than in the same period in 2004. For the nine months ended September 30, 2004, compensation expenses, share-based compensation and dead deals written-off were higher than in the same period in 2005 because in the first quarter of 2004 we incurred additional compensation expenses and share-based compensation expenses in connection with the closing of the Indianapolis office. However, during the third quarter of 2004, a $761 accrual for employee incentive plan liability was reversed, which reduced expenses.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2005, AMLI had $9,657 in cash and cash equivalents and $150,000 in availability under its $250,000 primary unsecured line of credit. The unsecured secondary line of credit of $20,000 is used primarily for stand-by letters of credit that have $10,460 outstanding at September 30, 2005. On July 26, 2005, AMLI's primary line of credit was increased to $250,000 and the maturity date was extended to July 2008, and the secondary line of credit was increased to $20,000 (see note 6 to the consolidated financial statements). AMLI has fixed the base rate on up to $45,000 of borrowings on its primary line of credit at an average rate of 4.47% under interest rate swap contracts expiring in April 2009, and has paid $927 to limit the base rate of an additional $15,000 of borrowings to 4.0%, all of which commenced in April 2004. Additionally, AMLI has fixed the base rate on $100,000 of borrowings on its $110,000 four-year term loan at an average rate of 4.99% under interest rate swap contracts that commenced in July 2005. At September 30, 2005, 23 of AMLI's 42 wholly-owned stabilized communities are unencumbered.

      Summary information on AMLI's cash flows is as follows:

                                                        Nine Months Ended
                                                           September 30,
                                                      --------------------
                                                       2005         2004
                                                     --------     --------
Net cash provided by operating activities. . . . .   $ 43,036       46,928
Net cash provided by (used in) investing
  activities . . . . . . . . . . . . . . . . . . .     69,662     (111,434)
Net cash (used in) provided by financing
  activities . . . . . . . . . . . . . . . . . . .   (108,159)      62,607

      Net cash provided by operating activities decreased by $3,892 primarily due to lower cash distributions received from partnerships, increased interest expense and higher general and administrative expenses than the prior year. Two co-investment communities were sold and two other co-investment communities became wholly-owned, as AMLI acquired interests it did not already own in these communities during the periods presented, which resulted in lower cash flows from partnerships. The increase in operating cash flows from communities acquired was substantially offset by the reduction resulting from communities sold or held for sale, which were reported in discontinued operations, during the same period. Operating cash flows also decreased as a result of higher real estate taxes in 2005 due to higher assessments. Interest expense increased as borrowings increased to fund these acquisitions.

      Cash provided by investing activities was $69,662 in 2005 compared to cash used in investing activities of $111,434 in 2004. The net increase of $181,096 was primarily attributable to $76,702 higher net proceeds from sales of communities in 2005 than 2004 and $143,648 lower expenditures for acquisitions in 2005 than in 2004. Mortgages assumed for acquisitions in 2005 resulted in less use of proceeds from sales of communities. The collection of a $28,530 purchase money note in 2004 was used to partially fund the acquisition costs for the nine months ended September 30, 2004. The sale of a larger land parcel in 2005 provided higher net proceeds than in 2004. Development costs increased by $11,815 as development on one wholly-owned community progressed, two development activity commenced on two land parcels and two land parcels for development were acquired during the nine months ended September 30, 2005.

      Net cash used in financing activities was $170,766 higher in 2005 than in 2004. The net proceeds of common shares offering of $94,494, proceeds of $5,400 received for an extinguishment of debt and proceeds from the issuance of common shares for employee share-based compensation of $5,859 in 2004 provided funds to repay debt and fund acquisition and development activities. Repayments of borrowings were higher in 2005 as two first mortgage loans which totaled $31,120 were paid off and line of credit repayments. Net cash proceeds from sales of rental communities, which were not used to fund acquisition and development activities, were used to repay debt.

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

      FFO for the nine months ended September 30, 2005 and 2004 is summarized as follows:

                                                         September 30,
                                                   ------------------------
                                                      2005          2004
                                                   ----------    ----------

      Net income . . . . . . . . . . . . . . . . . $   75,757        61,257
      Income from discontinued operations,
        net of minority interest . . . . . . . . .       (953)       (5,114)
      Gains on sales of rental communities
        sold, net of minority interest . . . . . .    (40,852)      (48,800)
      Gain on extinguishment of debt for a
        community sold, net of minority
        interest . . . . . . . . . . . . . . . . .       (843)       (4,423)
      Minority interest. . . . . . . . . . . . . .      1,755          (172)
                                                   ----------    ----------

      Income from continuing operations
        before minority interest . . . . . . . . .     34,864         2,748
      Income from discontinued operations
        before minority interest . . . . . . . . .      1,014         5,492
      Gain on extinguishment of debt for a
        community sold . . . . . . . . . . . . . .      1,000         5,400
      Gain on sale of a community built
        for sale by the Service Companies,
        net of tax . . . . . . . . . . . . . . . .      2,215         --
      Write-off of unamortized deferred
        financing cost . . . . . . . . . . . . . .       (103)         (677)
      Depreciation (1) . . . . . . . . . . . . . .     33,738        28,166
      Share of partnerships' depreciation. . . . .      7,890         7,870
      Depreciation - Service Companies (2) . . . .         96         --
      Share of gain on sale of a
        partnership community  . . . . . . . . . .     (3,091)       (2,648)
      Gains on sales of interests in wholly-
        owned communities. . . . . . . . . . . . .    (32,117)        --
                                                   ----------    ----------
      FFO. . . . . . . . . . . . . . . . . . . . . $   45,506        46,351
                                                   ==========    ==========
      Weighted average shares and units
        including dilutive shares. . . . . . . . . 31,253,407    30,150,264
                                                   ==========    ==========

      (1) Includes discontinued operations of $647 and $2,839 for the nine months ended September 30, 2005 and 2004, respectively.

      (2) Rental operations of the Service Companies' retail rental property commenced in the second quarter of 2005.


      Reconciliation of the weighted average number of shares used in the computation of diluted EPS with the weighted average number of shares and OP units used in the computation of FFO per share is as follows:

                                                          September 30,
                                                   -------------------------
                                                       2005          2004
                                                   -----------    ----------

      Weighted average common shares for
       EPS calculation:
        Weighted average common shares -
          basic. . . . . . . . . . . . . . . . . .  25,442,312    24,245,806
        Dilutive options and other plan
          shares (1) . . . . . . . . . . . . . . .     327,756       326,711
                                                   -----------    ----------
        Weighted average common shares -
          dilutive . . . . . . . . . . . . . . . .  25,770,068    24,572,517

      Weighted average preferred shares. . . . . .   3,845,721     3,861,415
      Weighted average OP units. . . . . . . . . .   1,637,618     1,716,332
                                                   -----------    ----------

      Weighted average shares and OP units
        used in FFO calculations . . . . . . . . .  31,253,407    30,150,264
                                                   ===========    ==========

      (1) For the nine months ended September 30, 2004 diluted shares were excluded from the denominator in calculating diluted earnings per share for income from continuing and discontinued operations in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share."


      AMLI expects to meet certain long-term liquidity requirements such as scheduled debt maturities and repayment of loans for construction, development and acquisition activities through the issuance of long-term secured and unsecured debt and additional equity securities of AMLI or OP Units or through sales of assets. As of September 30, 2005, AMLI had $204,090 that it may issue as common shares or preferred shares in the future under its shelf registration statement filed late in 2003.


AMLI INDEBTEDNESS

      AMLI seeks to maintain a relatively modest amount of leverage and measures its leverage and coverage ratios for the Company. At
September 30, 2005, AMLI had $614,838 of debt outstanding. Debt to total market capitalization was 38.0%.


      At September 30, 2005 the debt of AMLI is as follows:


                                                  Weighted
                                       Percent    Average
                                         of       Interest   Years to
Type of Indebtedness        Balance     Total     Rate (1)   Maturity    Secured   Unsecured    Fixed     Variable
--------------------        --------   --------   --------   --------    --------  ---------   --------   --------

Conventional
  mortgages. . . . . . .    $397,538      64.6%       6.0%        5.1     397,538     --        397,538     --

Credit facilities. . . .     210,000      34.2%       4.6%        1.9       --       210,000    160,000     50,000

Other. . . . . . . . . .       7,300       1.2%       3.3%       --         --         7,300      --         7,300
                            --------   --------   --------   --------    --------   --------   --------   --------

    Total. . . . . . . .    $614,838     100.0%       5.5%        3.9     397,538    217,300    557,538     57,300
                            ========   ========   ========   ========    ========   ========   ========   ========

Percent of total . . . .                                                    64.7%      35.3%      90.7%       9.3%
                                                                         ========   ========   ========   ========


  (1) The weighted average interest rate for variable rate debt reflects (i) the variable rate in effect on the last day of the period, (ii) the effective fixed interest rates on swaps, and (iii) each financing's respective lender credit spread.



      Variable-rate debt includes AMLI's unsecured lines of credit and one term loan. See the section on "Derivatives and Hedging Financial Instruments" for a discussion of the hedges associated with our primary line of credit and our term loan. AMLI's lines of credit and term loan covenants include leverage, coverage and other covenants typically found in line of credit and loan agreements provided by commercial banks to publicly-traded apartment REITs. AMLI monitors its compliance of the covenants and does not believe that it will breach any of them in the ordinary course of business. A breach of a material financial covenant would normally result in the inability of AMLI to continue to have funds available under the line, until the default was remedied or the condition waived by the lender(s).


OFF BALANCE SHEET ARRANGEMENTS

      A co-investment community may be owned free of debt or subject to indebtedness, depending upon the capital structure mutually agreed to by AMLI and its partner. Other than short-term construction financing loans from AMLI, all partnerships' debt will generally be non-recourse, long-term, fixed-rate mortgage loans.


      At September 30, 2005 the debt of co-investment partnerships at 100% is as follows:


                                                  Weighted
                                       Percent    Average
                                         of       Interest   Years to
Type of Indebtedness        Balance     Total     Rate (1)   Maturity    Secured   Unsecured    Fixed     Variable
--------------------        --------   --------   --------   --------    --------  ---------   --------   --------

Conventional
  mortgages. . . . . . .    $667,863      94.4%       6.8%        5.2     667,863      --       667,863     --

Construction
  financing. . . . . . .      39,683       5.6%       7.0%        6.9      39,683      --        35,635      4,048
                            --------   --------   --------   --------    --------   --------   --------   --------

    Total. . . . . . . .    $707,546     100.0%       6.8%        5.2     707,546      --       703,498      4,048
                            ========   ========   ========   ========    ========   ========   ========   ========

Percent of total . . . .                                                   100.0%       0.0%      99.4%       0.6%
                                                                         ========   ========   ========   ========


  (1) The weighted average interest rate for variable rate debt reflects (i) the variable rate in effect on the last day of the period, (ii) the effective fixed interest rates on swaps, and (iii) each financing's respective lender credit spread.



DEVELOPMENT ACTIVITIES

      At September 30, 2005, AMLI has made capital contributions totaling $7,676 to the co-investment partnerships that have 539 units under development or in lease-up. One wholly-owned community is under development; including land cost and based on total anticipated development costs, this development was 20% complete at September 30, 2005. Including one wholly-owned development by the OP, AMLI's unfunded capital contributions to complete the 827 apartment homes is estimated at $25,547. AMLI intends to fund these completion costs from borrowings on its primary line of credit. In addition, the Service Companies have a 360-unit development for sale that will require an additional $600 to complete its construction.

      AMLI (including the Service Companies) owns land in Ft. Worth, Austin and Houston, Texas; Atlanta, Georgia; Kansas City, Kansas, near Indianapolis, Indiana and Southeast Denver, Colorado, which is being held for the development of apartment homes, or for sale. In addition, AMLI has made earnest money deposits for land parcels located in Dallas, Texas, Decatur, Georgia and Chicago, Illinois. AMLI has commenced development activities in Atlanta, Kansas City, Denver, Austin and Ft. Worth during 2005. AMLI has expensed costs associated with carrying land parcels, which are held for future development or sale, in the years 2002 through 2005.


OTHER CAPITAL EXPENDITURES

      In addition to costs incurred to develop or acquire communities, AMLI has made capital expenditures for all wholly-owned communities (including non-same store communities) and information technology as follows:

                                                       Nine Months Ended
                                                          September 30,
                                                     ---------------------
                                                      2005          2004
                                                    --------       -------
Operating capital expenditures . . . . . . . .      $  3,822         3,525
Information technology costs . . . . . . . . .         1,260         1,076
                                                    --------      --------
                                                    $  5,082         4,601
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

      An increase in general price levels may be accompanied by an increase in interest rates. At September 30, 2005, AMLI's exposure to rising interest rates was mitigated by the existing debt level of approximately 38.0% of AMLI's total market capitalization; the high percentage of intermediate-term fixed-rate debt (64.6% of total debt) and the use of interest rate swaps and caps to effectively fix or limit the interest rate on floating-rate borrowings through April 2009 (9.8% of total debt) and December 2009 (16.3% of total debt).

DISCONTINUED OPERATIONS

      Five wholly-owned rental communities were sold during the nine months ended September 30, 2005, and two communities built for sale by the Service Companies were held for sale as of September 30, 2005. Five wholly-owned rental communities were sold in 2004. AMLI received $123,843 and $100,297 (including $1,000 and $5,400 of proceeds attributable to extinguishment of debt) net cash proceeds from rental communities sold, which were reported as discontinued operations, during the nine months ended September 30, 2005 and 2004, respectively. Substantially all of these sale proceeds were used to fund AMLI's acquisition and development activities during these periods.

Condensed financial information of the results of operations for these wholly-owned communities is as follows:

                                                        Nine Months Ended
                                                           September 30,
                                                      --------------------
                                                       2005         2004
                                                     --------     --------
Total revenues . . . . . . . . . . . . . . . . . .   $  4,258       17,771
                                                     --------     --------

Community rental expenses. . . . . . . . . . . . .      2,386        8,867
Depreciation expense . . . . . . . . . . . . . . .        647        2,839
Interest and amortization of deferred costs. . . .        211          573
                                                     --------     --------
Total expenses . . . . . . . . . . . . . . . . . .      3,244       12,279
                                                     --------     --------
Income from discontinued operations before
  minority interest. . . . . . . . . . . . . . . .   $  1,014        5,492
                                                     ========     ========


DERIVATIVES AND HEDGING FINANCIAL INSTRUMENTS

      The following table summarizes the notional amounts and approximate fair value of AMLI's derivative asset and liability under existing interest rate cap and swap contracts. The notional amounts at September 30, 2005 provide an indication of the extent of AMLI's involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks.

                                                     Cumula-
                                                      tive     Approxi-
                        Fixed                         Cash      mate
Type of       Notional  Rate    Term of   Contract    Paid,     Fair
Contract        Amount   (1)    Contract  Maturity     Net     Value (2)
--------      --------  ------  --------  --------   -------   ---------
Cap           $ 15,000  4.000%   5 years    4/1/09   $  927          354
Swap            15,000  4.378%   5 years    4/1/09      469           52
Swap            40,000  3.984%   5 years  12/20/09       39          807
Swap            40,000  3.984%   5 years  12/20/09       39          807
Swap            20,000  3.994%   5 years  12/20/09       19          395
              --------                               ------      -------
Derivative
 assets        130,000                                1,493        2,415
              --------                               ------      -------
Swap            30,000  4.510%   5 years    4/1/09      995          (26)
              --------                               ------      -------
Derivative
 liability      30,000                                  995          (26)
              --------                               ------      -------
              $160,000                               $2,488
              ========                               ======

                                                     Cumula-
                                                      tive     Approxi-
                        Fixed                         Cash      mate
Type of       Notional  Rate    Term of   Contract    Paid,     Fair
Contract        Amount   (1)    Contract  Maturity     Net     Value (2)
--------      --------  ------  --------  --------   -------   ---------

Net derivative assets at September 30, 2005                      $ 2,389
                                                                 =======
At December 31, 2004:
  Derivative asset                                               $   548
  Derivative liability                                            (1,232)
                                                                 -------
Net derivative liability at December 31, 2004                    $  (684)
                                                                 =======

      (1) The fixed rate for the swaps includes the swap spread (the risk component added to the Treasury yield to determine a fixed rate) and excludes lender's spread.

      (2) Represents the approximate amount which AMLI would have paid or received as of September 30, 2005 and December 31, 2004, respectively, if these contracts were terminated.


      All of AMLI's derivative instruments were reported as other assets or other liabilities at their fair value in the accompanying consolidated balance sheets as of September 30, 2005 and December 31, 2004 and the offsetting adjustments were reported as gains or losses in the consolidated statements of operations or in accumulated other comprehensive income
(loss) in shareholders' equity as follows:

                                       At                At
                                   September 30,    December 31,
                                       2005             2004        Change
                                   -------------    ------------    ------
Company's derivative contracts:
  Interest rate swaps. . . . . . .      $  2,034           (992)     3,026
  Interest rate cap. . . . . . . .          (465)          (614)       149
  Treasury locks . . . . . . . . .           412            519       (107)
                                        --------       --------     ------
                                           1,981         (1,087)     3,068
                                        --------       --------     ------
Share of a partnership's
 derivative contracts:
  AMLI at Osprey Lake. . . . . . .          (827)          (943)       116
                                        --------       --------     ------
Other comprehensive income
 (loss) attributable to
 derivative contracts. . . . . . .         1,154         (2,030)     3,184
Other. . . . . . . . . . . . . . .           193          --           193
                                        --------       --------     ------
Total. . . . . . . . . . . . . . .      $  1,347         (2,030)     3,377
                                        ========       ========     ======

INVESTMENTS IN EQUITY SECURITIES

      At September 30, 2005, the market value of investments in marketable equity securities is $2,027. These securities are reflected at current value in other assets in the accompanying consolidated balance sheet as of September 30, 2005. Accumulated unrealized holding gains of $193 are included in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheet as of September 30, 2005.

OTHER MATTERS

      AMLI is contingently liable with respect to letters of credit and guarantees issued to secure undertakings made by various unconsolidated affiliates (see note 8 to the consolidated financial statements). AMLI anticipates that no such contingent liability will be realized, and that the various letters of credit and guarantee will eventually expire. AMLI estimates the aggregate fair value of all such letters of credit and guarantee to be less than $200.

      AMLI commenced reporting the value of stock options as a charge against earnings for options awarded subsequent to January 1, 2002. In December 2002, there were 412,750 options awarded to employees less 83,000 cancelled and exercised, the value of which is being expensed over five years from the award date. In January 2005, 433,640 options were awarded to employees and the value of these options is being expensed over the five-year period through January 2010.

      In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Compensation." It replaces SFAS No. 123, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized and reported in financial statements. It is required to be applied by us beginning January 1, 2006. We intend to adopt SFAS No. 123(R) using the modified prospective application method which requires, among other things, that we recognize compensation expense for all awards outstanding at January 1, 2006 for which the requisite service has not yet been rendered. AMLI's adoption of SFAS No. 123(R) is not expected to have a material effect on our financial statements because we have used a fair value based method of accounting for share-based compensation costs for all employee stock compensation awards granted, modified or settled since January 1, 2002 and have been expensing the related costs of these options since. In addition, we do not expect to have significant unvested awards from awards granted for periods prior to January 1, 2002 outstanding at January 1, 2006.

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

      In March 2005, the FSAB issued an interpretation of SFAS No. 143, FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," ("FIN 47"). FIN 47 clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within control of the entity. Companies are required to recognize a liability for the fair value of the obligation if it can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. AMLI is evaluating FIN 47 for any impact to its financial position.

      In June 2005, the Emerging Issues Task Force of the FASB agreed on a framework for evaluating whether a general partner controls a limited partnership and therefore should consolidate the partnership or co-investment (Issue referred to as EITF 04-05). EITF 04-05 applies to limited partnerships as well as other forms of ownership including limited liability companies. The presumption in the framework is that consolida-tion by a general partner will be required unless the limited partners have either kick-out rights or substantive participating rights. EITF 04-05 is effective after June 29, 2005 for general partners of all new limited partnerships formed and for existing partnerships for which the partnership agreements are modified. For all other partnerships in existence, the guidance is effective no later than January 1, 2006. The Company has applied the provisions of EITF 04-05 to all partnerships formed in the third quarter of 2005. For all other partnerships, the Company is in the process of reviewing the terms of its various partnership agreements to determine whether any change in accounting is required. The impact of changing from the equity method of accounting for co-investments to consolidating the partnerships may have a material impact on the financial position of the Company.


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

      AMLI has reduced its exposure to risks associated with interest rate changes and has significantly extended the average maturities of its fixed-rate debt portfolio.

      At September 30, 2005, $397,538, or 64.6% of AMLI's debt, secured by nineteen communities, are at fixed rates. In addition, $45,000 of variable-rate debt that has been swapped to fixed rates and $15,000 capped at a fixed rate. On December 20, 2004, AMLI closed on $110,000 unsecured variable-rate four-year term loan obtained from a group of four banks. Immediately after the loan closing AMLI entered into interest rate swap agreements for the period July 1, 2005 through December 20, 2009, effectively fixing the interest rate on $100,000 of the variable-rate term loan at a rate of 3.99% plus the loan spread, or 4.99%. Including this $60,000 of line of credit borrowings and $100,000 of the term loan, AMLI effectively has fixed-rate debt which totaled $557,538, or 90.7% of total AMLI debt.

      At September 30, 2005, variable-rate debt (net of $160,000 swapped and capped to fixed rates) totaled $57,300, or 9.3% of total debt, so that each 1% increase in short-term interest rates will increase AMLI's annual interest cost by $573.

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

      As of September 30, 2005, AMLI conducted an evaluation of the effectiveness of its disclosure controls and procedures. Based on management's evaluation, AMLI's Chief Executive Officer and its Chief Financial Officer have concluded that AMLI's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by AMLI in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

      CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      There were no changes in AMLI's internal control over financial reporting during the third quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, AMLI's internal control over financial reporting.


      STABILIZED WHOLLY-OWNED COMMUNITIES

      The table below summarizes certain information related to the stabilized wholly-owned communities.

                                                                                            3rd Qtr.
                                                                                              2005
                                                                                             Average
                                                                                             Monthly
                                                                                            Collected       Physical
                                                                            Average         Revenues        Occupancy
                                                         Number of         Apartment          Per              at
Wholly-Owned                               Year          Apartment           Size           Occupied        Sept. 30,
Communities             Location         Completed        Homes          (Square Feet)      Apartment         2005
------------            --------         ---------       ---------       -------------      ---------      ----------
Dallas/Ft. Worth, TX
AMLI:
 at Bishop's Gate       Plano              1997                266               1,098        $ 1,045           94.7%
 on the Fairways        Coppell            2002                322                 900            899           94.7%
 on the Green           Ft. Worth         1990/93              424                 846            739           95.3%
 Knox-Henderson         Dallas             1994                180                 875          1,076           96.1%
 of North Dallas        Dallas            1985/86            1,032                 879            676           94.3%
 at Oak Bend            Dallas             1997                426                 898            803           96.0%
 7th Street
   Station              Ft. Worth          2000                189               1,060          1,049           97.4%
 at Shadow Ridge        Flower Mound       2000                222                 983            994           93.7%
 at Stonebridge
   Ranch                McKinney           2001                250                 857            792           94.0%
 Upper West Side        Ft. Worth          2001                194                 907          1,005           96.4%
 at Valley Ranch        Irving             1985                460                 848            776           95.7%
 at Cityplace           Dallas             2000                244               1,017          1,134           95.9%
                                                            ------              ------         ------           -----
                                                             4,209                 911            846           95.1%
                                                            ------              ------         ------           -----
Atlanta, GA
AMLI:
 at Clairmont           Atlanta            1988                288                 796            832           97.6%
 at Killian Creek       Snellville         1999                256               1,027            875           97.7%
 at Park Creek          Gainesville        1998                200                 976            834           94.0%
 at Vinings             Smyrna             1985                360               1,040            843           92.8%
 at West Paces          Atlanta            1992                337               1,050            962           97.0%
 at McGinnis Ferry      Gwinnett County   1999/02              696               1,205            924           95.4%
                                                            ------              ------         ------           -----
                                                             2,137               1,055            890           95.7%
                                                            ------              ------         ------           -----





                                                                                            3rd Qtr.
                                                                                              2005
                                                                                             Average
                                                                                             Monthly
                                                                                            Collected       Physical
                                                                            Average         Revenues        Occupancy
                                                         Number of         Apartment          Per              at
Wholly-Owned                               Year          Apartment           Size           Occupied        Sept. 30,
Communities             Location         Completed        Homes          (Square Feet)      Apartment         2005
------------            --------         ---------       ---------       -------------      ---------      ----------

Chicago, IL
AMLI:
 at Canterfield         West Dundee        2001                352               1,224          1,378           95.7%
 at Danada Farms        Wheaton           1989/91              600                 869          1,045           94.7%
 at Kirkland
  Crossing              Aurora             2004                266               1,143          1,214           91.7%
 at River Run           Naperville         2003                206               1,316          1,335           94.2%
                                                             -----              ------         ------          ------
                                                             1,424               1,073          1,201           94.3%
                                                             -----              ------         ------          ------

Austin, TX
AMLI:
 at Lantana Ridge       Austin             1997                354                 881            832           96.9%
 at StoneHollow         Austin             1997                606                 866            773           95.2%
 at Lantana Hills       Austin             2002                264                 972            982           94.7%
                                                            ------              ------         ------           -----
                                                             1,224                 893            835           95.6%
                                                            ------              ------         ------           -----

Kansas City, KS
AMLI:
 Creekside              Overland Park      2000                224                 813            791           95.1%
 at Lexington Farms     Overland Park      1998                404                 972            787           95.5%
 at Regents Center      Overland Park   1991/95/97             424                 940            775           96.2%
 at Regents Crest       Overland Park     1997/00              476                 948            776           96.6%
 at Wynnewood Farms     Overland Park      2000                232               1,017            905           94.8%
                                                            ------              ------         ------           -----
                                                             1,760                 944            797           95.8%
                                                            ------              ------         ------           -----





                                                                                            3rd Qtr.
                                                                                              2005
                                                                                             Average
                                                                                             Monthly
                                                                                            Collected       Physical
                                                                            Average         Revenues        Occupancy
                                                         Number of         Apartment          Per              at
Wholly-Owned                               Year          Apartment           Size           Occupied        Sept. 30,
Communities             Location         Completed        Homes          (Square Feet)      Apartment         2005
------------            --------         ---------       ---------       -------------      ---------      ----------

Indianapolis, IN
AMLI:
 Carmel Center          Carmel             2004                322               1,074            937           90.4%
 at Castle Creek        Indianapolis       2000                276                 978            929           92.4%
 at Conner Farms        Fishers            1993                300               1,091            859           91.0%
 at Eagle Creek         Indianapolis       1998                240                 973            844           94.6%
 at Lake Clear-
   water                Indianapolis       1999                216               1,009            954           92.1%
 on Spring Mill         Carmel             1999                400               1,017            889           90.8%
                                                            ------              ------         ------           -----
                                                             1,754               1,027            901           91.7%
                                                            ------              ------         ------           -----
Houston, TX
AMLI:
 on Eldridge
   Parkway              Houston           1998/99              668                 884            799           97.3%
 at the Medical
   Center               Houston            2000                334                 962            955           98.2%
 Memorial Heights       Houston            2002                380               1,200          1,201           96.8%
                                                            ------              ------         ------           -----
                                                             1,382                 990            947           97.4%
                                                            ------              ------         ------           -----
Denver, CO
AMLI:
 at Gateway Park        Denver             2000                328                 899            841           96.3%
 at Westcliff           Westminster        2003                372               1,001            949           95.2%
                                                            ------              ------         ------           -----
                                                               700                 953            899           95.7%
                                                            ------              ------         ------           -----
Southeast Florida,
FL
AMLI:
 at Ibis                West Palm Beach    2001                234               1,201          1,163           95.3%
                                                            ------              ------         ------           -----
  Total                                                     14,824                 977         $  903           95.1%
                                                            ======              ======         ======           =====







      STABILIZED CO-INVESTMENT COMMUNITIES

      The table below summarizes certain information related to the stabilized co-investment communities.

                                                                                               3rd Qtr.
                                                                                                2005
                                                                                               Average
                                                                                               Monthly
                                                                                              Collected     Physical
                                                                                   Average     Revenues     Occupancy
                      AMLI's                                      Number of       Apartment     Per            at
Co-investment         Ownership                         Year      Apartment         Size      Occupied      Sept. 30,
Communities           Percentage     Location         Completed    Homes        (Square Feet) Apartment       2005
-------------         ----------     --------         ---------   ---------     ------------- ---------    ----------
Dallas/Ft. Worth, TX
AMLI:
 at Breckinridge
   Point                45%          Richardson         1999            440             1,063    $  919         97.3%
 at Bryan Place         48%          Dallas             1999            420               890       960         93.8%
 at Deerfield           25%          Plano              2000            240               996       914         95.8%
 on Frankford           45%          Dallas             1998            582               889       893         96.6%
 on the Parkway         25%          Dallas             1999            240               939       859         93.3%
 at Prestonwood
   Hills                45%          Dallas             1997            272               903       889         96.0%
                                                                     ------            ------    ------         -----
                                                                      2,194               943       909         95.7%
                                                                     ------            ------    ------         -----
Atlanta, GA
AMLI:
 at Barrett Lakes       35%          Kennesaw           1997            446             1,037       894         98.0%
 at Barrett Walk        25%          Kennesaw           2002            290               938       871         97.6%
 at Kedron Village      20%          Fayette County     2002            216             1,177     1,062         95.4%
 at Lost Mountain       75%          Paulding County    2000            164               958       785         95.7%
 at Mill Creek          25%          Gwinnett County    2001            400             1,015       871         92.0%
 at Milton Park         25%          Alpharetta         2003            461               966       977         96.3%
 at Northwinds          35%          Alpharetta         1999            800             1,023       947         95.5%
 at Peachtree City      20%          Fayette County     1998            312               980       903         93.9%
 at River Park          40%          Norcross           1997            222             1,021       915         94.1%
 at Windward Park       45%          Alpharetta         1999            328             1,082       951         94.2%
                                                                     ------            ------    ------         -----
                                                                      3,639             1,017       924         95.4%
                                                                     ------            ------    ------         -----
Chicago, IL
AMLI:
 at Chevy Chase         33%          Buffalo Grove      1988            592               812     1,086         93.6%
 at Osprey Lake         69%          Gurnee            1997/99          483               938     1,055         94.0%
 at St. Charles         25%          St. Charles        2000            400               990     1,152         94.5%




                                                                                               3rd Qtr.
                                                                                                2005
                                                                                               Average
                                                                                               Monthly
                                                                                              Collected     Physical
                                                                                   Average     Revenues     Occupancy
                      AMLI's                                      Number of       Apartment     Per            at
Co-investment         Ownership                         Year      Apartment         Size      Occupied      Sept. 30,
Communities           Percentage     Location         Completed    Homes        (Square Feet) Apartment       2005
-------------         ----------     --------         ---------   ---------     ------------- ---------    ----------
Chicago, IL
(Continued)
AMLI:
 at Windbrooke          15%          Buffalo Grove      1987            236               903     1,120         93.2%
 at Seven Bridges       20%          Woodridge          2004            520               933     1,159         92.5%
 at Oakhurst North      20%          Aurora             2000            464             1,013     1,058         95.5%
                                                                     ------            ------    ------         -----
                                                                      2,695               927     1,099         93.9%
                                                                     ------            ------    ------         -----
Austin, TX
AMLI:
 at Monterey Oaks       25%          Austin             2000            430               960       866         96.5%
 at Scofield Ridge      45%          Austin             2000            487               889       796         97.9%
 Downtown               30%          Austin             2005            220               994     1,600         97.7%
                                                                     ------            ------    ------         -----
                                                                      1,137               936       978         97.3%
                                                                     ------            ------    ------         -----
Kansas City, KS
AMLI:
 at Cambridge Square    30%          Overland Park      2002            408               941       891         95.3%
 at Summit Ridge        25%          Lee's Summit       2001            432               952       864         91.4%
                                                                     ------            ------    ------         -----
                                                                        840               947       877         93.3%
                                                                     ------            ------    ------         -----
Indianapolis, IN
AMLI:
 at Riverbend           40%          Indianapolis      1983/85          996               824       684         93.8%
                                                                     ------            ------    ------         -----
Houston, TX
AMLI:
 at King's Harbor       25%          Houston            2001            300               953       888         95.0%
 Midtown                45%          Houston            1998            419               880     1,080         99.0%
 Towne Square           45%          Houston            1999            380               827     1,067         98.2%
                                                                     ------            ------    ------         -----
                                                                      1,099               882     1,023         97.6%
                                                                     ------            ------    ------         -----




                                                                                               3rd Qtr.
                                                                                                2005
                                                                                               Average
                                                                                               Monthly
                                                                                              Collected     Physical
                                                                                   Average     Revenues     Occupancy
                      AMLI's                                      Number of       Apartment     Per            at
Co-investment         Ownership                         Year      Apartment         Size      Occupied      Sept. 30,
Communities           Percentage     Location         Completed    Homes        (Square Feet) Apartment       2005
-------------         ----------     --------         ---------   ---------     ------------- ---------    ----------
Denver, CO
AMLI:
 at Lowry Estates       50%          Denver             2000            414               947       964         95.4%
 at Park Meadows        25%          Littleton          2001            518             1,029       960         93.8%
                                                                     ------            ------    ------         -----
                                                                        932               993       962         94.5%
                                                                     ------            ------    ------         -----
  Total                                                              13,532               949       951         95.2%
                                                                     ======            ======    ======         =====

     Summarized information for combined wholly-owned and co-investment communities is as follows:

                                                                                              3rd Qtr.
                                                                                                2005
                                                                                               Average
                                                                                               Monthly
                                                                                              Collected     Physical
                                                                                              Revenues      Occupancy
                                                                  Number of                     Per           at
                                                                  Apartment       Percent of  Occupied      Sept. 30,
                                                                   Homes        Portfolio (1) Apartment       2005
                                                                  ---------     ------------- ---------    ----------
Combined Wholly-owned
and Co-investment
Communities
---------------------
Dallas/Ft. Worth, TX                                                  6,403             22.6%    $  867         95.3%
Atlanta, GA                                                           5,776             20.4%       911         95.5%
Chicago, IL                                                           4,119             14.6%     1,134         94.0%
Austin, TX                                                            2,361              8.3%       904         96.4%
Kansas City, KS                                                       2,600              9.2%       823         95.0%
Indianapolis, IN                                                      2,750              9.7%       822         92.5%
Houston, TX                                                           2,481              8.7%       981         97.5%
Denver, CO                                                            1,632              5.7%       935         95.0%
Southeast Florida, FL                                                   234              0.8%     1,163         95.3%
                                                                     ------            ------    ------        ------
Total                                                                28,356            100.0%    $  926         95.1%
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



                               AMLI RESIDENTIAL PROPERTIES TRUST




Date:  November 3, 2005        By:   /s/ JANIS M. FELVER
                                     -----------------------------------
                                     Janis M. Felver
                                     Chief Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Date:  November 3, 2005        By:   /s/ GREGORY T. MUTZ
                                     -----------------------------------
                                     Gregory T. Mutz
                                     Chairman of the Board of Trustees




Date:  November 3, 2005        By:   /s/ ROBERT J. CHAPMAN
                                     -----------------------------------
                                     Robert J. Chapman
                                     Chief Financial Officer




Date:  November 3, 2005        By:   /s/ JANIS M. FELVER
                                     -----------------------------------
                                     Janis M. Felver
                                     Chief Accounting Officer